Form 10-Q
period 1994-03-31
GEV CORP
filed 1994-05-12
CIK 830141

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

      For Quarter Ended:     March 31, 1994    Commission File No. 1-9859

                         GEV CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                            06-1215192
(State or Other Jurisdiction of   (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                       191 Mason Street, Greenwich, CT  06830
              (Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code: (203) 629-8014


(Former Name, Former Address and Former Fiscal Year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No

Number of Common Shares outstanding at May 15, 1994: 15,073,996 of Class A and 3,077,619 of Class B. Exhibit index located at sequential page no.





                                TABLE OF CONTENTS


                         Part I - Financial Information
                                                                        Page No.

Item 1      -     Financial Statements (unaudited)

            *     Balance Sheets - March 31, 1994
                  and December 31, 1993                                  3

            *     Statements of Operations -
                  Three Months Ended March 31, 1994 and 1994             4

            *     Statements of Cash Flows -
                  Three Months Ended March 31, 1994 and 1993             5

            *     Notes to Financial Statements                          6


Item 2      -     Management's Discussion and Analysis of
                  Financial Condition and Results of

                  Operations                                             6



                           Part II - Other Information


Item 6      -     Exhibits and Reports on Form 8-K                       8

                  Signature                                              9



                                 GEV CORPORATION
                                 BALANCE SHEETS
                        (In thousands, except share data)



                                         March 31,    December 31,
                                           1994           1993
                                        (unaudited)
Assets

Current assets:
  Cash and cash equivalents                $1,136        $   104
  Due from Dairy Holdings                      75             75
                                          -------        -------

   Total current assets                     1,211            179

Property and equipment, net                    37             38
Deferred tax asset                           -              -
                                          -------        -------

   Total assets                            $1,248        $   217
                                          =======        =======

Liabilities and Stockholders'
  Deficiency

Current liabilities:
  Accounts payable and accrued expenses    $  295        $   290
  Deferred income and other liabilities        75            150
                                          -------        -------

   Total current liabilities                  370            440
                                          -------        -------


Stockholders' deficiency:
  Preferred stock: $.01 par value,
    authorized 10,000,000 shares; none
    issued
  Common stock: $.01 par value,
    Class A authorized 21,000,000 shares
    issued and outstanding 15,073,996         151            106
    Class B authorized 4,000,000 shares
    issued and outstanding 3,077,419,
    convertible share-for-share into
    Class A shares                             30             30
  Additional paid-in capital                1,735            653
  Deficit                                  (1,038)        (1,012)
                                          -------        -------
                                              878           (222)
                                          -------        -------

Total liabilities and stockholders'
  deficiency                               $1,248        $   217
                                          ========      ========





                       See notes to financial statements.


                                 GEV CORPORATION
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                                  Three Months Ended
                                                      March 31,
                                                  1994       1993

General and administrative expenses, net          $    26   $    61
                                                  -------   -------
Operating loss                                        (26)      (61)
Interest expense                                      -           8
                                                  -------   -------

Net loss                                              (26)      (69)
                                                  ========  ========

Loss per share:                                   $  (.01)  $  (.01)
                                                  ========  ========
Average number of shares of
 common stock outstanding                          14,492    13,677
                                                  ========  ========





                       See notes to financial statements.


                                 GEV CORPORATION
                             STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                         Three Months Ended
                                                             March 31,
                                                         1994          1993
Cash flows from operating activities:
  Net loss                                             $   (26)           (69)
  Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation and amortization:                           1              2
    Increase in operating assets and liabilities:
     Accounts payable and accrued expenses                 (70)           (25)
    Net cash used in operating activities                  (95)           (92)
                                                        ------         ------

Cash flows from financing activities:
  Loan payable to unconsolidated subsidiary                 -              156


  Issuance of Class A Common Stock in accordance
    with Directors Stock Plan                               24             -
  Proceeds from private placement of Class A Stock       1,103             -
                                                        ------         ------
Net cash provided by financing activities                1,127            156
                                                        ------         ------

Increase (decrease) in cash and cash equivalents         1.032             64
Cash and cash equivalents at beginning of period           104            237
                                                        ------         ------
Cash and cash equivalents at end of period              $1,136         $  301
                                                       =======        =======


                       See notes to financial statements.



                                 GEV CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
                 (In thousands, except share and per share data)


The accompanying unaudited financial statements at March 31, 1994 and for the three months then ended have been prepared on a going concern basis. The unaudited financial statements include adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three months ended March 31, 1994 and 1993. They do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should GEV Corporation ("GEV") be unable to continue in existence.

The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in GEV's Annual Report on Form 10-K for the year ended December 31, 1993.


Note 1.  Private Placement

On February 18, 1994, GEV circulated a private placement document offering up to 8,000,000 shares of its Class A Common Stock. The shares were offered only to accredited investors, as defined in the rules of the Securities Act of 1933, as amended, at a price per share of $.25. The offering terminated on February 28, 1994. The Company received net proceeds totalling approximately $1,100,000 for a total of 4,410,000 shares, which were sold to investors, including certain of its directors and officers. The Company intends to use the net proceeds for general corporate purposes and acquisitions.


ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

This item will discuss and analyze the financial condition and results of operations of GEV Corporation ("GEV") for the three months ended March 31, 1994 and 1993.


Results of Operations

GEV reported a net loss of $26,000, or $.01 per share, in the first quarter of 1994 as compared to a net loss of $69,000, or $.01 per share, in 1993. General and administrative expenses were $43,000 lower in 1994 than in 1993 primarily from lower payroll costs in the 1994 period.

Interest expense was higher in 1993 than in 1994 because of the accrual of interest on the loan from an unconsolidated subsidiary during the 1993 period. The loan was forgiven in the second quarter of 1993.


Liquidity and Capital Resources

GEV reduced the size of its corporate headquarters staff and is evaluating acquisitions or start-up opportunities in new businesses. GEV intends to use its best efforts to remain in operation through such new businesses, and may have tax loss carryforward benefits available to it. However, GEV may not be able to obtain the necessary capital to acquire or establish any new business, and the anticipated tax benefits of approximately $80,000,000 (the "NOL") are subject to Internal Revenue Service challenge and may not be available. In addition, under a tax sharing agreement, either Dairy Holdings, Inc. or GEV can use 100% of the NOL. If Dairy Holdings, Inc. uses the NOL first, then GEV has lost the use of this tax asset.

On February 18, 1994, GEV circulated a private placement document offering up to 8,000,000 shares of its Class A Common Stock. The shares were offered only to accredited investors, as defined in the rules of the Securities Act of 1933, as amended, at a price per share of $.25. The offering terminated on February 28, 1994. The Company received net proceeds totalling approximately $1,100,000 for a total of 4,410,000 shares, which were sold to investors, including certain of its directors and officers. The Company intends to use the net proceeds for general corporate purposes and acquisitions.

The Company believes that available cash will be sufficient to meet anticipated needs.



                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits - None.

         (b)  Reports on Form 8-K - None.

______________________________________________________________________________

Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period presented.











                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GEV CORPORATION



Date:   May 12, 1994                By:    /s/ Nelson A. Barber
                                          Nelson A. Barber
                                          Vice President and
                                          Chief Financial Officer