Form 10-Q
period 1994-06-30
GEV CORP
filed 1994-08-11
CIK 830141

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For Quarter Ended:   June 30, 1994  Commission File No. 1-9859

                                 GEV CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                            06-1215192
(State or Other Jurisdiction of   (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                    3 Greenwich Office Park, Greenwich, CT 06831
              (Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code: (203) 629-8014

          191 Mason Street, Greenwich, CT 06830
(Former Name, Former Address and Former Fiscal Year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No

Number of Common Shares outstanding at August 11, 1994: 15,073,996 of Class A and 3,077,619 of Class B. Exhibit index located at sequential page no.





                                TABLE OF CONTENTS


                         Part I - Financial Information
                                                                   Page No.

Item 1    -    Financial Statements (unaudited)

          *    Balance Sheets - June 30, 1994
               and December 31, 1993                                  3

          *    Statements of Operations - Three and
               Six Months Ended June 30, 1994 and 1993                4
          *    Statements of Cash Flows -
               Six Months Ended June 30, 1994 and 1993                5

          *    Notes to Financial Statements                          6

Item 2    -    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                             7





                           Part II - Other Information


Item 4    -    Submission of Matters to a Vote of Security Holders    8


Item 6    -    Exhibits and Reports on Form 8-K                       8

               Signature                                              9



                                 GEV Corporation
                                 BALANCE SHEETS
                        (In thousands, except share data)



                                                June 30,
                                                 1994       December 31,
                                              (unaudited)      1993
                                             ----------     ----------
 ASSETS

Current assets:
  Cash and cash equivalents                     $ 1,036        $   104
  Due from unconsolidated subsidiary               -                75
                                             ----------     ----------
Total current assets                              1,036            179

Property and equipment, net                          35             38
Deferred tax asset                                 -              -
                                             ----------     ----------
Total assets                                    $ 1,071        $   217
                                             ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Accounts payable and accrued expenses         $   281        $   290
  Deferred income and other liabilities            -               150
                                             ----------     ----------
Total current liabilities                           281            440
                                             ----------     ----------




Stockholders' equity (deficiency):
  Preferred stock: $.01 par value,
    authorized 10,000,000 shares; none
    issued
  Common stock: $.01 par value,
    Class A authorized 21,000,000 shares
    issued and outstanding 15,073,996               151            106
    Class B authorized 4,000,000 shares
    issued and outstanding 3,077,419,

    convertible share-for-share into
    Class A shares                                   30             30
  Additional paid-in capital                      1,735            653
  Deficit                                        (1,126)        (1,012)
                                             ----------     ----------
                                                    790           (223)
                                             ----------     ----------
Total liabilities and stockholders'
  equity (deficiency)                           $ 1,071        $   217
                                             ==========     ==========





                       See notes to financial statements.



                                GEV Corporation
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                  Three Months Ended   Six Months Ended
                                                       June 30,            June 30,
                                                 ------------------  -------------------
                                                  1994      1993       1994       1993
                                                --------   -------    -------   -------
General and administrative expenses, net         $    93   $   153    $   119   $   214
                                                --------   -------    -------   -------
Operating loss                                       (93)     (153)      (119)     (214)
Interest income (expense)                              5        (9)         5       (17)
                                                --------   -------    -------   -------
Net loss                                             (88)     (162)      (114)     (231)
                                                 =======   =======    =======   =======


Loss per share:                                  $  (.01)  $  (.01)   $  (.01)  $  (.02)
                                                 =======   =======    =======   =======

Average number of shares of
  common stock outstanding                        18,152    13,677     18,152    13,677
                                                  ======    ======     ======    ======

                       See notes to financial statements.

                                GEV Corporation
                             STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                              ----------------
                                                                                            1994          1993
                                                                                       --------         --------
Cash flows from operating activities:
  Net loss                                                                               $ (114)         $  (231)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                             3                4
    Increase (decrease) in accounts payable and accrued expenses                            (83)             185
    Other                                                                                    24             -
                                                                                       --------         --------
Net cash used in operating activities                                                      (170)             (42)
                                                                                       --------         --------

Cash flows from financing activities:
  Loan payable to unconsolicated subsidiary                                                                  156
  Proceeds from Private Placement of Class A Common Stock                                 1,102             -
                                                                                       --------         --------
Net cash provided by financing activities                                                 1,102              156
                                                                                       --------         --------

Increase in cash and cash equivalents                                                       932              114
Cash and cash equivalents at beginning of period                                            104              237
                                                                                       --------         --------
Cash and cash equivalents at end of period                                              $ 1,036          $   351
                                                                                        =======          =======

                            See notes to financial statements.

                                 GEV CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
                 (In thousands, except share and per share data)


The accompanying unaudited financial statements at June 30, 1994 and for the six months then ended have been prepared on a going concern basis. The unaudited financial statements include adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the results of operations for the six months ended June 30, 1994 and 1993. They do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should GEV Corporation ("GEV") be unable to continue in existence.

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


Note 2.  Supplemental Information

During the first quarter of 1994, the Company issued 63,996 shares of Class A Common Stock (total value of $24,000) in settlement of the 1993 Directors' fees as authorized under the Non-Employee Directors' Stock Plan.





ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

This item will discuss and analyze the financial condition and results of operations of GEV Corporation ("GEV") for the six months ended June 30, 1994 and 1993.


Results of Operations

GEV reported a net loss of $114,000, or $.01 per share, for the six months of 1994 as compared to a net loss of $231,000, or $.02 per share, in 1993. General and administrative expenses were $95,000 lower in 1994 than in 1993 primarily from lower payroll costs in the 1994 period.

Interest expense was higher in 1993 than in 1994 because of the accrual of interest on the loan from an unconsolidated subsidiary during the 1993 period. The loan was forgiven in the second quarter of 1993.


Liquidity and Capital Resources

In 1992, GEV reduced the size of its corporate headquarters staff. GEV has since been evaluating acquisitions or start-up opportunities in new businesses. GEV intends to use its best efforts to remain in operation through such new businesses. However, it may not be able to obtain the necessary capital to acquire or establish such new businesses. In addition, GEV may have tax loss carryforward benefits, anticipataed to be approximately $80,000,000, available to it. These anticipated tax benefits (the "NOL") are subject to Internal Revenue Service challenge and may not be available. In addition, under a tax sharing agreement, either Dairy Holdings, Inc. or GEV can use 100% of the NOL. If Dairy Holdings, Inc. uses the NOL first, then GEV has lost the use of this tax asset.

In early 1994, GEV completed a private placement offering of its Class A Common Stock. The shares were offered only to accredited investors, as defined in the rules of the Securities Act of 1933, as amended, at a price per share of $.25. The Company received net proceeds totalling approximately $1,102,000 for a total of 4,410,000 shares, which were sold to investors, including certain of its directors and officers. The Company intends to use the net proceeds for general corporate purposes and acquisitions.

The Company believes that available cash will be sufficient to meet anticipated needs.



                           PART II - OTHER INFORMATION



Item 4  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on May 23, 1994.  William
R. Berkley was elected to the Company's Board of Directors to serve until the 1997 annual meeting and until his successor is duly chosen. 13,254,063 shares were voted for Mr. Berkley and 37,451 were voted against Mr. Berkley. The Company's shareholders were also asked to ratify the selection of Deloitte & Touche as the Company's independent public accountants for the fiscal year ending December 31, 1994. 13,173,613 shares were voted for the approval of Deloitte & Touche, 115,800 shares were voted against such proposal and 2,101 shares abstained.



Item 6  Exhibits and Reports on Form 8-K

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


                                        GEV Corporation



Date:   August 11, 1994              By: /s/ Nelson A. Barber
                                        Nelson A. Barber
                                        Vice President and
                                        Chief Financial Officer