Form 10-Q
period 1994-09-30
GEV CORP
filed 1994-11-14
CIK 830141

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For Quarter Ended:   September 30, 1994    Commission File No. 1-9859

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

                               Yes  [ X ]   No  [   ]

Number of Common Shares outstanding at November 11, 1994 15,073,996 of Class A
and 3,077,419 of Class B.  Exhibit index located at sequential page no.      .





                                TABLE OF CONTENTS


                         Part I - Financial Information
                                                                        Page No.

Item 1    -    Financial Statements (unaudited)

          *    Balance Sheets - September 30, 1994
               and December 31, 1993                                       3

          *    Statements of Operations - Three and
               Nine Months Ended September 30, 1994 and 1993               4
          *    Statements of Cash Flows -
               Nine Months Ended September 30, 1994 and 1993               5

          *    Notes to Financial Statements                               6

Item 2    -    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                  7



                           Part II - Other Information

Item 6    -    Exhibits and Reports on Form 8-k                            8

               Signature                                                   9


                                 GEV Corporation
                                 BALANCE SHEETS
                        (In thousands, except share data)


                                            September 30,
                                                1994         December 31,
                                             (unaudited)         1993
Assets

Current assets:
  Cash and cash equivalents                     $   944        $   104
  Due from Dairy Holdings, Inc.                    -                75
                                                -------        -------
Total current assets                                944            179

Property and equipment, net                          34             38
Deferred tax asset                                 -              -
                                                -------        -------
Total assets                                    $   978        $   217
                                                =======        =======


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued expenses         $   291        $   290
  Deferred income and other liabilities            -               150
                                                -------        -------
Total current liabilities                           291            440


Stockholders' equity (deficiency):
  Preferred stock: $.01 par value,
    authorized 10,000,000 shares; none
    issued
  Common stock: $.01 par value,
    Class A authorized 21,000,000 shares
    issued and outstanding 15,073,996               151            106
    Class B authorized 4,000,000 shares
    issued and outstanding 3,077,419,
    convertible share-for-share into
    Class A shares                                   30             30
  Additional paid-in capital                      1,735            653
  Deficit                                        (1,229)        (1,012)
                                                -------        -------
                                                    687           (223)
                                                -------        -------
Total liabilities and stockholders'
  deficiency                                    $   978        $   217
                                                =======        =======





                       See notes to financial statements.


                                GEV Corporation
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)



                                        Three Months Ended     Nine Months Ended
                                          September 30,           September 30,
                                          1994       1993         1994    1993


General and administrative
expenses, net                           $   109     $  165     $  227    $  398
                                        -------     ------     ------    ------
Operating loss                             (109)      (165)      (227)     (398)
Interest income                               5          2         10         4
                                        -------     ------     ------    ------
Net loss                                $  (104)    $ (163)    $ (217)   $ (394)
                                        =======     ======     ======    ======

Loss per share                          $  (.01)    $ (.01)    $ (.01)   $ (.03)
                                        =======     ======     ======    ======
Average number of shares of
   common stock outstanding              18,152     13,677     18,152    13,677
                                        =======     ======     ======    ======


                       See notes to financial statements.



                                GEV Corporation
                             STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                         Nine Months Ended
                                                            September 30,
                                                          1994          1993
Cash flows from operating activities:
  Net loss                                              $ (217)         $  (394)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation                                             4                5
    Decrease in due from Dairy Holdings, Inc.               75
    Increase (decrease) in accounts
     payable and accrued expenses                         (149)             232
    Other                                                   25              -
                                                        ------           ------
Net cash used in operating activities                     (262)            (157)
                                                        ------           ------


Cash flows from financing activities:
  Loan payable to unconsolidated subsidiary                -               156
  Proceeds from Private Placement of
    Class A Common Stock                                 1,102              -
                                                        ------           ------
Net cash provided by financing activities                1,102              156
                                                        ------           ------


Increase (decrease) in cash and cash equivalents           840               (1)

Cash and cash equivalents at beginning of period           104              237
                                                        ------           ------
Cash and cash equivalents at end of period             $   944          $   236
                                                       =======          =======





                            See notes to financial statements.



                                GEV Corporation
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
                 (In thousands, except share and per share data)



The accompanying unaudited financial statements at September 30, 1994 and for the nine months then ended have been prepared on a going concern basis. The unaudited financial statements include adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the results of operations for the nine months ended September 30, 1994 and 1993. They do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should GEV Corporation ("GEV") be unable to continue in existence.

The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in GEV's Annual Report on Form 10-K for the year ended December 31, 1993.


Note 1.  Private Placement

On February 18, 1994, GEV circulated a Private Placement document offering up to 8,000,000 shares of its Class A Common Stock. The shares were offered only to accredited investors (the "Investors") as defined in the rules of the Securities Act of 1933, as amended, at a price per share of $.25. The offering terminated on February 28, 1994. The Company sold 4,410,000 shares for net proceeds totalling approximately $1,100,000 to the Investors, including certain of its directors and officers. The Company intends to use the net proceeds for general corporate purposes and acquisitions.



ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

This item will discuss and analyze the financial condition and results of operations of GEV Corporation ("GEV") for the nine months ended September 30, 1994 and 1993.


Results of Operations

GEV reported a net loss of $217,000, or $.01 per share, in the nine months of 1994 as compared to a net loss of $394,000, or $.03 per share, in 1993. General and administrative expenses were $160,000 lower in 1994 than in 1993 primarily from lower payroll costs.

Interest income was higher in 1994 than in 1993 because of interest earned on invested funds from the Private Placement.


Liquidity and Capital Resources

GEV reduced the size of its corporate headquarters staff and is evaluating acquisitions or start-up opportunities in new businesses. GEV intends to use its best efforts to remain in operation through such new businesses, and may have tax loss carryforward benefits available to it. However, GEV may not be able to obtain the necessary capital to acquire or establish any new business, and the anticipated tax benefits at December 31, 1993 of approximately $100,000,000 (the "NOL") are subject to Internal Revenue Service challenge and may not be available. In addition, under a tax sharing agreement, either Dairy Holdings, Inc. or GEV can use 100% of the NOL. If Dairy Holdings, Inc. uses the NOL first, then GEV has lost the use of this tax asset.

On February 18, 1994, GEV circulated a Private Placement document offering up to 8,000,000 shares of its Class A Common Stock. The shares were offered only to accredited investors (the "Investors"), as defined in the rules of the Securities Act of 1933, as amended, at a price per share of $.25. The offering terminated on February 28, 1994. The Company sold 4,410,000 shares for net proceeds totalling approximately $1,100,000 to the Investors, including certain of its directors and officers. The Company intends to use the net proceeds for general corporate purposes and acquisitions.

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



                                               GEV CORPORATION

Date:   November 11, 1994                 By:  /s/ Nelson A. Barber
                                               Nelson A. Barber
                                               Vice President and
                                               Chief Financial Officer