Form 10-K405
period 1994-12-31
GEV CORP
filed 1995-03-03
CIK 830141

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1994
                           Commission File No. 1-9859


                                 GEV CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                          06-1215192
   (State or Other Jurisdiction of          (I.R.S. Employer
    Incorporation or Organization)         Identification No.)

           165 Mason Street
        Greenwich, Connecticut                    06830
(Address of Principal Executive Offices)        (Zip Code)

Registrant's telephone number, including area code: (203) 629-8750


   Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                      Class A Common Stock, $.01 par value
                                (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  X    No

          The aggregate market value of Class A voting stock held by non-affiliates of the registrant, based on the average high and low bid and ask prices on the NASD OTC Bulletin Board for such a stock, was approximately $4,500,000 as of February 23, 1995. As of February 23, 1995, 15,168,663 shares of the registrant's Class A Common Stock $.01 par value per share, and 3,077,419 shares of the registrant's Class B Common Stock, $.01 par value per share, were issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

          The registrant's Proxy Statement for its 1995 Annual Meeting of

Stockholders, to be held on March 27, 1995, is incorporated by reference into
Part III - Items 11, 12 and 13.

Exhibit index is located at sequential page number 28.


                                 GEV CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 1994

                                                            PAGE
          PART I

ITEM 1.   BUSINESS                                            4

ITEM 2.   PROPERTIES                                          5

ITEM 3.   LEGAL PROCEEDINGS                                   5

ITEM 4.   VOTE OF SECURITY HOLDERS                            5


          PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS                         6

ITEM 6.   SELECTED FINANCIAL DATA                             7

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS       8

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA         9

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE             21


          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF
          THE REGISTRANT                                     22

ITEM 11.  EXECUTIVE COMPENSATION                             25

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                              25

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS     25


          PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K                            26


                                     PART 1


ITEM 1.  BUSINESS

GEV Corporation ("GEV" or the "Company"), formerly Finevest Foods, Inc., is a Delaware corporation based in Greenwich, Connecticut.

GEV acts as a holding company for three subsidiaries:

                                                      Acquired  or
                                                       Incorporated

Dairy Holdings, Inc. ("Dairy Holdings") (and its
wholly-owned subsidiaries)                                 1992
  Old Atlanta, Inc.                                        1987
  Old Jacksonville, Inc.                                   1986
  Old Johnson City, Inc.                                   1985
SEFCO Holdings, Inc. ("SEFCO")                             1986
Good Foods Acquisition Corp. ("Good Foods")                1988

Dairy Holdings and its subsidiaries, SEFCO and Good Foods have ceased operations and have disposed of substantially all of their assets.

BANKRUPTCY REORGANIZATION.

Following the filing on February 4, 1991 of an involuntary bankruptcy petition against a significant subsidiary, on February 11, 1991, GEV and each of its operating subsidiaries filed voluntary petitions seeking reorganization under Chapter 11 of the U.S. Bankruptcy Code (collectively, the "Debtors"). On February 11, 1992, the Debtors filed two amended plans of reorganization (the "Plans"). One plan covered GEV (including Good Foods) and its dairy subsidiaries (the "Reorganized Operating Subsidiaries") (the "Joint Plan"). A second plan of reorganization was filed for SEFCO, whose operating assets were sold in June 1991 (the "SEFCO Plan").

On May 15, 1992, Judge George L. Proctor ruled that the Joint Plan and the SEFCO Plan met the requirements of the Bankruptcy Code and confirmed the Plans. A confirmation order was entered on June 9, 1992. The confirmation process became fully effective on July 9, 1992 (the "Effective Date"), and GEV and its Reorganized Operating Subsidiaries emerged from bankruptcy.

The Joint Plan placed the Reorganized Operating Subsidiaries under a new holding company subsidiary, Dairy Holdings, with an independent Board of Directors, new management and separate financing. Through various pre- and post-petition agreements, GEV and the Reorganized Operating Subsidiaries granted to the then lending bank group (the "Bank Group") security interests in all of the assets and property of the Reorganized Operating Subsidiaries. Furthermore, as a result of the security interests granted to the Banks and the confirmation of the Plans, GEV did not expect to be able to exercise significant influence over the operating and financing decisions of the Reorganized Operating Subsidiaries. GEV therefore changed its method of accounting at December 31, 1991 and deconsolidated the subsidiaries in its year-end financial statements for all periods presented.


PRIVATE PLACEMENT

During February 1994, the Company sold 4,410,000 shares primarily to certain of its directors, including Mr. Berkley, through a private placement for approximately $1,102,000 in net proceeds. The Company is using the net proceeds from the Private Placement for general corporate purposes and acquisitions.


EMPLOYEES

At December 31, 1994, GEV employed one person in its headquarters.



ITEM 2.  PROPERTIES

GEV maintains a small executive office in leased space in Greenwich, Connecticut.


ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 1994 to a vote of holders of the Company's Common Stock.



                                        5

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Class A Common Stock of GEV is currently traded on the NASD OTC Bulletin Board under the ticker symbol: "GEVCA".

                                     Price Range (1)
                                    High        Low

    1994
    Fourth Quarter                $15/32     $  1/8
    Third Quarter                   9/16        3/8
    Second Quarter                   3/4       7/16
    First Quarter                  11/16        1/4


    1993
    Fourth Quarter                 $7/16      $1/16
    Third Quarter                    1/2        1/4
    Second Quarter                   1/2        1/4
    First Quarter                    3/4        1/4



There is no established public trading market for GEV's Class B Common Stock.

The number of holders of GEV's Class A and Class B Common Stock at February 23, 1995 was approximately 1,500 and 3, respectively.



(1) This information is obtained from the high and low bid and ask prices, and is not indicative of actual trading prices should an investor make a trade on a particular date.


ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data of GEV should be read in conjunction with the financial statements as of December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994 included elsewhere herein.
The data should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                              GEV Corporation
                                                                 Year Ended December 31
                                                   1994       1993          1992         1991         1990
                                                          (In thousands, except per share data)
Balance Sheet:
Total assets                                    $  912       $  217      $  283      $ 89,566      $118,846
Long-term obligations                               -            -          478          -             -
Liabilities subject to compromise                   -            -           -        122,042       132,587
Stockholders' equity (deficiency)                  625         (223)       (355)      (35,550)      (14,343)

Operations:
General and administrative expenses                155          505         560         1,543         4,342
Provision for restructuring                         -            -            -            -          2,742

Equity in earnings (losses) of unconsolidated
  subsidiaries                                      -            -            -         1,490       (40,141)
Bankruptcy costs                                    -            -          377         5,093           -
Reduction in carrying value of investment
  in unconsolidated subsidiaries                    -           -             -        15,196           -
Interest (income) expense, net                     (15)          15           9           865         7,424


Loss before income taxes and
  extraordinary item                              (140)        (520)        (946)     (21,207)      (54,649)
Extraordinary item (1)                              -           -         34,698          -            -
Net income (loss)                               $ (140)      $ (520)     $33,752(2)  $ (21,207)    $(54,649)

Per share information                           $ (.01)      $ (.04)     $  2.78      $  (2.00)      $ (5.16)
                                                =======       ======      ======      =========      ========
Average number of shares of common
  stock outstanding                             17,290       13,677       12,147        10,600       10,600
Cash dividends declared per common stock          -            -             -            -            -



(1)      Represents gain on settlement of pre-petition liabilities.

(2)      The 1992 period included an extraordinary gain from the settlement of pre-petition liabilities totalling $34,698, or
         $2.86 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the selected financial data, and the financial statements and the notes thereto included elsewhere in this Form 10-K.

The following sets forth selected items of the results of operations of GEV:

                                            Year Ended December 31

                                       1994            1993         1992
                                        (In thousands, except share data)
Income (Expense)

General and administrative
 expenses                              $(155)         $(505)       $  (560)
Bankruptcy costs                          -              -            (377)
Interest income (expense) net             15            (15)             9
                                       -----          -----        -------
Loss before extraordinary item          (140)          (520)          (946)
Extraordinary item                        -              -          34,698
                                       -----          -----        -------
Net income (loss)                      $(140)         $(520)       $33,752
                                      ======        =======        =======
Per share information:                 $(.01)         $(.04)         $2.78
                                      ======         ======          =====


1994 RESULTS OF OPERATIONS/BUSINESS REVIEW

GEV reported a net loss of $140,000, or $.01 per share, in the year ended December 31, 1994 as compared to a net loss of $520,000 or $.04 per share, in 1993. General and administrative expenses were $350,000 lower in 1994 than in 1993, due primarily to a reduction in payroll and related costs as the number of employees has decreased.

Interest income was earned in 1994 from investments of the Private Placement proceeds.

1993 RESULTS OF OPERATIONS/BUSINESS REVIEW

GEV reported a net loss of $520,000, or $.04 per share, in the year ended December 31, 1993 as compared to net income of $33,752,000, or $2.79 per share, in 1992. The 1992 period included a second quarter extraordinary gain of $34,698,000, or $3.26 per share, for the settlement of pre-petition liabilities resulting from the successful completion of the bankruptcy case. General and administrative expenses were $54,000 lower in 1993 than in 1992.

Interest expense was accrued at prime plus 1% during 1993 on amounts due Dairy Holdings, offset by interest earned of $4,000.




LIQUIDITY AND CAPITAL RESOURCES

GEV reduced the size of its corporate headquarters staff and is evaluating acquisitions and start-up opportunities in new businesses. GEV intends to use its best efforts to remain in operation through such new businesses. However, GEV may not be able to obtain the necessary capital to acquire or establish any new business, and the anticipated tax benefits at December 31, 1994 of approximately $80,000,000 (the "NOL") are subject to Internal Revenue Service challenge and may not be available.

On February 18, 1994, GEV circulated a Private Placement document offering up to 8,000,000 shares of its Class A Common Stock. The shares were offered only to accredited investors (the "Investors"), as defined in the rules of the Securities Act of 1933, as amended, at a price per share of $.25. The offering terminated on February 28, 1994. The Company sold 4,410,000 shares for net proceeds totalling approximately $1,102,000 to the Investors, including certain of the Company's directors and officers. The Company is using the net proceeds for general corporate purposes and acquisitions.

The Company believes, exclusive of any acquisitions, that available cash will be sufficient to meet anticipated needs.

On January 25, 1995, GEV announced that it had signed a letter of intent to acquire (subject to obtaining required approvals, financing, performing satisfactory due diligence, and negotiating and executing a definitive agreement) Pioneer Americas, Inc., a manufacturer of chlorine, caustic soda and related products. There is no certainty at this time that the transaction will be consummated.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Index to Financial Statements

                                                   Page

Balance Sheets                                      10

Statements of Operations                            11

Statements of Stockholders' Equity (Deficiency)     12

Statements of Cash Flows                            13

Notes to Financial Statements                       14

Independent Auditors' Report                        20



                                 GEV Corporation
                                 BALANCE SHEETS
                        (In thousands, except share data)




                                                       December 31
                                                  1994             1993
Assets

Current assets:

  Cash and cash equivalents                     $   880           $   104
  Due from Dairy Holdings                            -                 75
                                                -------           -------
   Total current assets                             880               179

Office equipment, net                                32                38
Deferred tax asset                                   -                -
                                                -------           -------

   Total assets                                 $   912           $   217
                                                =======           =======

Liabilities and Stockholders'
 Deficiency

Current liabilities:
 Accounts payable and accrued expenses          $   150           $   290
 Deferred income and other liabilities               -                150
                                                -------           -------
  Total current liabilities                         150               440
                                                -------           -------



Stockholders' equity (deficiency):
  Preferred stock: $.01 par value,
    authorized 10,000,000 shares; none
    issued
  Common stock: $.01 par value,
    Class A authorized 46,000,000 shares;
    issued and outstanding 15,073,996 shares        151               106
    Class B authorized 4,000,000 shares; issued
    and outstanding 3,077,419, convertible
    share-for-share into Class A shares              30                30
  Additional paid-in capital                      1,734               653
  Deficit                                        (1,153)           (1,013)
                                                -------           -------
                                                    762              (223)
                                                -------           -------
Total liabilities and stockholders'
  equity (deficiency)                           $   912          $    217
                                                =======          ========




                       See notes to financial statements.

                                                          GEV Corporation
                                                     STATEMENTS OF OPERATIONS
                                               (In thousands, except per share data)


                                                      Year Ended December 31
                                                   1994         1993        1992

General and administrative expenses              $   155     $   505        $   560

                                                 -------     -------        -------
Operating loss                                      (155)       (505)          (560)
Interest (income) expense, net                       (15)         15              9
                                                 -------     -------        -------
Loss before reorganization items,
 income taxes and extraordinary item                (140)       (520)          (569)
Reorganization items                                -             -             377
                                                 -------     -------        -------

Loss before income taxes and extraordinary item     (140)       (520)          (946)
Income taxes                                         -            -
                                                 -------     -------        -------
Loss before extraordinary item                      (140)       (520)          (946)
Extraordinary item:
 Settlement of pre-petition liabilities              -             -         34,698
                                                 -------     -------        -------
Net income (loss)                                $  (140)     $ (520)      $ 33,752
                                                 ========     =======      ========

Per share information:
 From operations                                 $  (.01)    $  (.04)     $    (.08)
 Extraordinary item                                  -            -            2.86
                                                 -------     -------        -------

Net income (loss)                                $  (.01)    $  (.04)     $    2.78
                                                 =========   ========     =========

Average number of shares of
 common stock outstanding                         17,290      13,677         12,147
                                                  ======      ======         ======

   See notes to financial statements.


                                 GEV Corporation
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                        (In thousands, except share data)




                                             Common Stock Issued and Outstanding

                                          Class A               Class B

                                                                                Additional
                                                                                  Paid in
                                      Shares    Amount     Shares     Amount      Capital       (Deficit)

Balance January 1, 1992               10,600      106         -          -         54,269        (89,926)
  Net income                                                                                      33,752

Reorganization items:
  Issuance of Class B Common Stock      -          -        3,077        30         1,412           -
  Elimination of pre-confirmation
     deficit                                                                      (55,681)        55,681
                                      ------   ------      ------    ------        ------         ------

Balance December 31, 1992             10,600      106       3,077        30          0              (493)

Net loss                                -          -          -          -           -              (520)
Forgiveness of indebtedness to
  Dairy Holdings                        -          -          -          -            653           -
                                      ------   ------      ------    ------        ------         ------

Balance December 31, 1993             10,600      106       3,077        30           653         (1,013)


Private Placement                      4,410       44         -          -          1,058           -

Net loss                                 -         -          -          -            -             (140)

Stock issued to non-employee
  Directors                               64        1         -          -             23            -
                                      ------   ------      ------    ------        ------         ------

Balance December 31, 1994             15,074     $151       3,077       $30        $1,734        $(1,153)
                                      ======     ====       =====       ===        ======        ========




                                                See notes to financial statements.

GEV Corporation
                                                      STATEMENTS OF CASH FLOWS
                                                          (In thousands)



                                                                                  Year Ended December 31
                                                                                1994       1993        1992
Cash flows from operating activities:
 Net income (loss)                                                            $  (140)   $  (520)   $ 33,752
 Adjustments to reconcile net income (loss) to net cash

  provided (used) in operating activities:
  Depreciation and amortization                                                     6          8           9
  Increase (decrease) in operating liabilities:
   Accounts payable and accrued expenses                                         (291)       204        (294)
   Other, net                                                                      24        -          -
                                                                              -------    -------     -------
  Net cash provided (used) in operating activities
   before reorganization items                                                   (401)      (308)     33,467
                                                                              -------    -------     -------


 Cash flows from reorganization items:
  Extraordinary item:  Settlement of pre-petition liabilities                     -          -       (34,698)
  Bankruptcy and restructuring costs                                              -          -           392
  Professional and other fees paid in connection with the bankruptcy filing       -          -          (952)
                                                                              -------    -------     -------
 Net cash used by reorganization items                                            -          -       (35,258)
                                                                              -------    -------     -------
 Net cash used in operating activities                                           (401)       (308)    (1,791)
                                                                              -------    -------     -------

Cash flows from investing activities:
 Capital expenditures                                                             -           -           (8)
                                                                              -------    -------     -------


Cash flows from financing activities:
  Proceeds from Private Placement of Class A Common Stock                       1,102         -           -
  Loan payable to unconsolidated subsidiary                                        75         175        478
 Repayment of long-term obligations:
  In accordance with the DIP Financing
   Agreement and cash collateral order                                            -           -       (1,196)
Repayments from unconsolidated subsidiaries                                       -           -          931
                                                                              -------    -------     -------
Net cash provided by financing activities                                       1,177         175        213
                                                                              -------    -------     -------

Increase (decrease) in cash and cash equivalents                                  776        (133)    (1,586)
Cash and cash equivalents at beginning of year                                    104         237      1,823
                                                                              -------    -------     -------
Cash and cash equivalents at end of year                                      $   880    $    104    $   237
                                                                              ========    =======    =======




                            See notes to financial statements.


                                 GEV Corporation
                          NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)



Note 1: Basis of Presentation

At the annual shareholders meeting held on May 20, 1993, the shareholders approved a name change from Finevest Foods, Inc. to GEV Corporation ("GEV" or the "Company").

Following the filing on February 4, 1991 of an involuntary bankruptcy petition against a significant subsidiary, on February 11, 1991, GEV and each of its operating subsidiaries filed voluntary petitions seeking reorganization under Chapter 11 of the U.S. Bankruptcy Code (collectively, the "Debtors"). On

February 11, 1992, the Debtors filed two amended plans of reorganization (the "Plans"). One plan covered GEV (including Good Foods) and its dairy subsidiaries (the "Reorganized Operating Subsidiaries") (the "Joint Plan"). A second plan of reorganization was filed for SEFCO, a subsidiary whose operating assets were sold in June 1991 (the "SEFCO Plan").

On May 15, 1992, Judge George L. Proctor ruled that the Joint Plan and the SEFCO Plan met the requirements of the Bankruptcy Code and confirmed the Plans. A confirmation order was entered on June 9, 1992. The confirmation process became fully effective on July 9, 1992 (the "Effective Date"), and GEV and its Reorganized Operating Subsidiaries emerged from bankruptcy.

The Joint Plan placed the Reorganized Operating Subsidiaries under a new holding company subsidiary, Dairy Holdings, with an independent Board of Directors, new management and separate financing. Through various pre- and post-petition agreements, GEV and the Reorganized Operating Subsidiaries granted to the then lending bank group (the "Bank Group") security interests in all of the assets and property of the Reorganized Operating Subsidiaries. Furthermore, as a result of the security interests granted to the Banks and the confirmation of the Plans, GEV did not expect to be able to exercise significant influence over the operating and financing decisions of the Reorganized Operating Subsidiaries. GEV therefore changed its method of accounting at December 31, 1991 and deconsolidated the subsidiaries in its year-end financial statements for all periods presented. During 1994, Dairy Holdings sold the last of its operating units and has ceased operations.


Note 2:  Forgiveness of Indebtedness

From the Effective Date of the Bankruptcy through June 30, 1993 the Reorganized Operating Companies financed, in accordance with a loan agreement, the operating expenses of GEV in a maximum aggregate amount of $925 per year, of which $625 per year was in the form of a loan to GEV due to mature in full on July 1, 1997. On June 30, 1993, the Reorganized Operating Companies forgave the loans (plus accrued interest) made to GEV through June 30, 1993. These loans, totalling $653, were credited to additional paid-in capital during the second quarter. A new agreement was reached whereby GEV received $300 through July 1994 from the Reorganized Operating Companies, with no obligation to repay.


Note 3: Significant Accounting Policies
CASH EQUIVALENTS - All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

OFFICE EQUIPMENT - Office equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

PER SHARE INFORMATION - Income (loss) per common share is computed using the weighted average number of Class A and Class B common shares outstanding during the period.


Note 4: Office Equipment, Net

                                              December 31
                                            1994         1993
Office Equipment                            $ 71         $ 71

Less: accumulated depreciation                39           33
                                           ------       ------
                                            $ 32         $ 38
                                           ======       ======


Note 5: Accounts Payable and Accrued Expense

                                              December 31
                                            1994         1993

Accounts payable                           $  20        $  70
Accrued expenses                             130          220
                                          -------      ------
                                          $  150          290
                                          =======      ======


Accrued expenses are made up primarily of professional and legal fees.

Note 6: Stock Options

In February 1988, the Board of Directors adopted GEV's 1988 Stock Option Plan (the "Plan") for officers, key employees and certain directors. A total of 500,000 shares of Common Stock have been reserved for issuance under the Plan. The options are exercisable at not less than 85% of the fair market value of the Common Stock at the date of grant. Such options are exercisable at the rate of 20% per year and expire at the end of five years. There are 500,000 shares available for grant.


Note 7: Common Stock

GEV's Second Restated Certificate of Incorporation was amended on May 20, 1993 to increase the authorized capital stock. The aggregate number of shares of capital stock of all classes which GEV is now authorized to issue is 60,000,000 shares, of which 50,000,000 shares are to be common stock (46,000,000 of Class A Common and 4,000,000 of Class B Common), par value $.01 per share and 10,000,000 shares are to be preferred stock, par value $.01 per share.

On March 10, 1994, the Company, in accordance with the 1993 Non-Employee Director Stock Plan, issued 63,996 shares of its Class A common stock in settlement of the 1993 Directors' fees.

The Third Restated Certificate of Incorporation requires a two-thirds vote of stockholders to approve certain extraordinary corporate transactions with related parties which occur within two years after such related party acquires 25% or more of the outstanding common stock of the Company. However, only a majority vote of stockholders will generally be required, if (i) such transactions are approved by a majority of the members of the Board who are not affiliates of the related party, and (ii) certain "fair price" criteria and procedural requirements are met.

GEV issued 3,077,419 shares of Class B Common Stock to its former lending bank group, convertible share-for-share into Class A Common Stock. These additional shares represented 22.5% of GEV common stock then outstanding (The Class A Common Stock and the Class B Common Stock are collectively referred to as the "GEV Common Stock"). The GEV Common Stock has the rights and privileges provided for in GEV's Third Restated Certificate of Incorporation.

Each share of the Class A Common Stock entitles the holder to one vote on all matters voted upon by shareholders. Each share of the Class B Common Stock entitles the holder to one-tenth of one vote on all matters voted upon by shareholders.

Each share of GEV Common Stock entitles the holder to share equally in such dividends as the Board of Directors may declare.

In accordance with the Company's Third Restated Certificate of Incorporation, which was approved on May 20, 1993, a single investor may not purchase shares if, as a result of such purchase that investor would become a new "5% holder" as defined by the Internal Revenue Service (the "IRS") unless the Board of Directors approved such a purchase. Any purchaser who, as a result of purchasing any shares, would own more than 900,000 shares would be a "5% holder".

Holders of the GEV Common Stock have no preemptive or other rights to subscribe for or purchase additional shares. In the event of GEV's liquidation, each outstanding share of the GEV Common Stock entitles the holder thereof to participate pro-rata in the assets remaining after payment of debts and expenses. All of the outstanding shares of GEV Common Stock are fully paid and non-assessable. The holders of GEV Common Stock do not have cumulative voting rights.

On February 18, 1994, GEV circulated a Private Placement Memorandum offering a minimum of 4,000,000 shares and up to a maximum of 8,000,000 shares of its Class A Common Stock. The shares were offered only to accredited investors, as defined in the Securities Act of 1933, as amended, at a price per share of $.25. The offering terminated on February 28, 1994. A minimum purchase of 15,000 shares was required.

The Company sold 4,410,000 shares primarily to certain of its directors through the private placement for approximately $1,102 in net proceeds.


Note 8: Income Taxes
At December 31, 1994, GEV had available to it on a consolidated tax return basis approximately $80,000 of net operating loss carryforward ("NOL") for income tax reporting purposes (expiring 2003 to 2010). The NOL is available for offset against future income if generated during the carryforward period.

The Internal Revenue Code limits the amount of a corporation's NOL's and credit carryforwards that may be used each year to offset future income after an "ownership change" (as defined). GEV does not believe that the reorganization resulted in an ownership change.

GEV reduced the size of its corporate headquarters staff and will evaluate acquisition opportunities in new businesses. GEV intends to use its best efforts to remain in operation through acquisitions, and may use the tax loss carryforward benefits available to it mentioned above. However, (i) GEV may not be able to obtain the necessary capital to acquire or establish any new business, and (ii) the anticipated tax benefits are subject to Internal Revenue Service challenge and may not be available.

Upon adoption of Statement of Financial Accounting Standard Number 109, "Accounting for Income Taxes," GEV established a deferred tax asset based upon the future utilization of the net operating loss carryfoward. However, since GEV has no operating subsidiaries with which to generate taxable income, a 100% valuation reserve was recorded against this asset. Any future utilization of this NOL by GEV will be recorded as additional paid-in capital in accordance with current accounting standards (see Note 1). At December 31, 1994 and 1993 the net balance of this deferred tax asset was zero.


Note 9: Quarterly Information (unaudited)

The following summary shows the quarterly results of operations for GEV for the years ended December 31, 1994 and 1993:

                                                       Quarters (a)

                                       First      Second       Third      Fourth       Total

1994
Net loss                             $  (26)     $  (88)     $  (104)    $   78       $ (140)
Loss per share                       $ (.01)     $ (.01)     $  (.01)    $  .01       $ (.01)

Common stock price 1994 (b)
High                                 $ 11/16     $  3/4      $  9/16     $15/32

Low                                      1/4       7/16          3/8        1/8


1993:
Net loss                             $   (69)    $  (162)     $ (163)    $ (126)     $   (520)
Loss per share                       $  (.01)    $  (.01)     $ (.01)    $ (.01)     $   (.04)

Common stock price
1993 (b)
High                                 $   3/4     $   1/2     $   1/2     $ 7/16
Low                                      1/4         1/4         1/4       1/16



(a)  Each period is computed separately.

(b) The common stock price is based on the high and low bid and ask prices on the NASD OTC Bulletin Board for such stock.


Note 10: Subsequent Events

On January 24, 1995, GEV announced that it had signed a letter of intent to acquire (subject to obtaining required approvals, financing, performing satisfactory due diligence, and negotiating and executing a definitive agreement) Pioneer Americas, Inc., a manufacturer of chlorine, caustic soda and related products. There is no certainty at this time that the transaction will be consummated.



Note 11: Related Party Transaction

The Company leases a minimal amount of office space at market rates from a company of which the Company's Chairman of the Board is a majority owner.

In addition, the Company's Vice President and Chief Financial Officer is also the Chief Financial Officer of and paid by a related company of which the Company's Chairman of the Board is a majority owner. Had the Company paid for his services, including benefits, during 1994 the amount would have been immaterial.









INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
  GEV Corporation
Greenwich, Connecticut


We have audited the accompanying balance sheets of GEV Corporation ("GEV") as of December 31, 1994 and 1993 and the related statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the
responsibility of the Company's management.   Our responsibility is to express
an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of GEV as of December 31, 1994 and 1993 and the results of its operation, changes in stockholders' equity (deficiency) and cash flows for each of the three years then ended in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

New York, New York
January 25, 1995








ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the Company's definitive proxy statement relating to its 1995 Annual Meeting of Stockholders, to be held on March 27, 1995, which will be filed with the Securities and Exchange Commission on or before April 30, 1995, and which is incorporated herein by reference.

The following information is provided as to the directors and executive officers of GEV as of February 23, 1995:

  Name                             Age          Position
  William R. Berkley(1).......     49     Chairman of the Board
  Catherine B. James..........     42     President
  Nelson A. Barber............     39     Vice President - Chief
                                          Financial Officer and
                                          Treasurer
  William L. Mahone.........       43     Vice President -
                                          General Counsel and
                                          Secretary
  Joshua A. Polan.............     47     Vice President
  Philip J. Ablove(2).........     54     Director
  Andrew M. Bursky(2).........     38     Director
  George H. Conrades (2).....      55     Director
  Donald J. Donahue (3).......     70     Director
  Jack H. Nusbaum (3).........     54     Director

  (1) Term to expire at 1997 Annual Meeting.
  (2) Term to expire at 1996 Annual Meeting.
  (3) Term to expire at 1995 Annual Meeting.

GEV's Third Restated Certificate of Incorporation classifies the Board of Directors into three classes. Successors to the class of directors whose term expires at each annual meeting will be elected for a three-year term. Officers serve at the discretion of the Board of Directors.

The Board of Directors has an Executive Committee, an Audit Committee and a Compensation and Stock Option Committee. The current members of the Executive Committee are Messrs. Berkley and Bursky. The current members of the Audit Committee are Messrs. Donahue and Ablove. The current members of the Compensation and Stock Option Committee are Messrs. Berkley and Nusbaum.

William R. Berkley has been Chairman of the Board and a Director of GEV since its formation in 1987. He also serves as Chairman of the Board of several companies which he controls or founded. These include W. R. Berkley Corporation and Interlaken Capital, Inc., a private investment and consulting firm. He is also a director of Strategic Distribution, Inc.

Nelson A. Barber, the only executive officer of GEV during 1994, has been employed by the Company since June 1989. Mr. Barber was named Vice President-- Chief Financial Officer and Treasurer of the Company in June 1992. From January 1990 through May 1992, Mr. Barber was Corporate Controller of the Company. Mr. Barber was Director of Corporate and International Accounting at Combustion Engineering from May 1987 to June 1989. Since November 1993, Mr. Barber has also served as Vice President, Chief Financial Officer/Treasurer of Fine Host Corporation, a company affiliated with Mr. Berkley.

Catherine B. James was elected President of GEV on February 23, 1995. She has been a Managing Director of Interlaken Capital, Inc., since January 1990. Ms. James has served as a member of the Board of Directors of Strategic Distribution, Inc. since 1990, as Executive Vice President of Strategic Distribution, Inc. since January 1989 and as its Secretary and Treasurer since December 1989. She was Chief Financial Officer of Strategic Distribution, Inc. from January 1989 until September 1993. From 1982 through 1988, she was employed by Morgan Stanley & Co. Incorporated, serving as a Managing Director in the corporate finance area during the last two years of her tenure.

William L. Mahone was elected Vice President - General Counsel and Secretary of GEV on February 23, 1995, and has served as Secretary of the Company since May 1993. He has served as Vice President, General Counsel and Secretary of Interlaken Capital, Inc. since September 1988. For the six years prior to September 1988, Mr. Mahone was an associate attorney at the New York law firm of Willkie Farr & Gallagher.

Joshua A. Polan was elected Vice President of GEV on February 23, 1995. He has served as an executive officer of Interlaken Capital, Inc. since June 1988,
currently serving as a Managing Director.   He has served as a member of the
Board of Directors of Strategic Distribution, Inc. since 1988. For more than five years prior to June 1988, Mr. Polan was a partner in the accounting firm of Touche Ross & Co.

Philip J. Ablove has been a Director of GEV since January 1991 and a restructuring consultant since July 1992. He was President and Chief Executive Officer of GEV from January 1991 to July 1992 after serving as a consultant to the Company from October 1990 to January 1991. He has served as an officer and director specializing in restructuring financially distressed companies since 1983. He was a Director of Ironstone Group, Inc. from June 1988 until June 1990, Executive Vice President and Chief Financial Officer from September 1988 until February 1989 and President and Chief Operating Officer from February 1989 until June 1990. Ironstone Group is a publicly held holding company with interests in wholesale plumbing distribution and oil and gas exploration and production. Ironstone Group filed a bankruptcy petition in January 1991. Mr. Ablove was Chairman of the Board of American National Petroleum Company, a subsidiary of the Ironstone Group, from December 1989 until June 1990 and Executive Vice President and a Director of Iron-Oak Supply Corporation from July 1988 until June 1990. Iron-Oak Supply Corporation filed a bankruptcy petition in January 1991. Until June 1988, Mr. Ablove had been Senior Vice President and

Chief Financial Officer (from April 1986) and a Director (from March 1986) of GCA Corporation, a New York Stock Exchange company that manufactures and distributes semiconductor manufacturing equipment.

Andrew M. Bursky was appointed a Director of GEV in January 1994. Mr. Bursky has been a Managing Director of Interlaken Capital, Inc., a private investment and consulting firm, since May 1980. He has been Chairman of the Board of Strategic Distribution, Inc., a distributor of maintenance and safety products to industry, since July 1988. Mr. Bursky is an executive officer of Idle Wild Farm, Inc., a privately owned manufacturer of frozen food, which in October 1993, while he was an executive officer, filed a chapter 11 petition for reorganization under federal bankruptcy law. Interlaken Capital, Inc., Strategic Distribution, Inc. and Idle Wild Farm, Inc. are corporations controlled by William R. Berkley.

George H. Conrades has been a Director of GEV since February 1988. Mr. Conrades became President and CEO of Bolt Beranek and Newman Inc., a leading provider of internetworking technologies and services designed to help people and businesses work and learn, in January 1994. He was Chairman of Conrades/Reilly Associates, Inc., a software and services firm, from August 1992 to January 1994. Mr. Conrades joined International Business Machines Corporation in 1961 and served as an officer from 1978 until his retirement in March 1992, at which time he was a Senior Vice President. Mr. Conrades is a member of the Board of Trustees of Ohio Wesleyan University and a Director of Bolt Beranek and Newman Inc., Westinghouse Electric Corporation, and Comprehensive Rehabilitation Associates, Inc.

Donald J. Donahue has been a Director of GEV since February 1988. Mr. Donahue has been Chairman of the Board of Magma Copper Company since 1987 and Chairman of Nacolah Holding Co. from 1990 to 1993. From 1984 to 1985, Mr. Donahue served as Chairman and was a Director of KMI Continental Group, Inc. From 1975 to 1984, he was Vice Chairman and a Director of Continental Group, Inc. Mr. Donahue is a Trustee of Northeast Utilities, Inc. and is a Director of Signet Star Holdings, Inc., Chase Brass Industries, Inc., Counsellors Tandem Securities Fund, Inc., and twelve other registered investment companies managed by EMW Warburg, Pincus Counsellors, Inc. (Warburg Pincus Capital Appreciation Fund; Warburg Pincus Emerging Growth Fund; Warburg Pincus International Equity Fund; Warburg Pincus Institutional Fund, Inc.; Warburg Pincus Global Fixed Income Fund; Warburg Pincus Fixed Income Fund; Warburg Pincus Intermediate Maturity Government Fund; Warburg Pincus New York Municipal Bond Fund; Warburg Pincus New York Tax Exempt Fund; Warburg Pincus Cash Reserve Fund; Warburg Pincus Managed Bond Trust - Short-Term After-Tax Bond Fund; and Warburg Pincus Japan OTC Fund.)



Jack H. Nusbaum has been a Director of GEV since 1988. Mr. Nusbaum is a Senior Partner and Co-Chairman in the New York law firm of Willkie Farr & Gallagher. He is a Director of W. R. Berkley Corporation, The Topps Company, Inc., Signet Star Holdings, Inc., and Prime Hospitality Corp.



ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the Company's definitive proxy statement relating to its 1995 Annual Meeting of Stockholders, to be held on March 27, 1995, which will be filed with the Securities and Exchange Commission within 30 days after the filing of this Report, and which is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security ownership of certain beneficial owners

     Reference is made to the Company's definitive proxy statement relating to its 1995 Annual Meeting of Stockholders, to be held on March 27, 1995,

     which will be filed with the Securities and Exchange Commission on or before April 30, 1995, and which is incorporated herein by reference.

(b)  Security ownership of management

     Reference is made to the Company's definitive proxy statement relating to its 1995 Annual Meeting of Stockholders, to be held on March 27, 1995, which will be filed with the Securities and Exchange Commission on or before April 30, 1995, and which is incorporated herein by reference.

(c)  Changes in control

     Reference is made to the Company's definitive proxy statement relating to its 1995 Annual Meeting of Stockholders, to be held on March 27, 1995, which will be filed with the Securities and Exchange Commission on or before April 30, 1995, and which is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the Company's definitive proxy statement relating to its 1995 Annual Meeting of Stockholders, to be held on March 27, 1995, which will be filed with the Securities and Exchange Commission on or before April 30, 1995, and which is incorporated herein by reference.


                             PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  Financial Statements

     (1) The financial statements filed as part of this report are listed on the Index to Financial Statements on page 9 hereof.

     (2) Additional financial information and schedules required pursuant to the requirements of Form 10-K are included elsewhere in the financial statements or notes thereto.

(b)  Reports on Form 8-K

     A report on Form 8-K was filed March 15, 1994 covering the Private Placement of GEV Corporation Class A Common Stock.

(c) A report on Form 8-K was filed January 24, 1995 covering the text of a press release issued by the Company covering a letter of intent to acquire Pioneer Americas, Inc.

(d)  Exhibits

     The exhibits filed as part of this report are listed on page 28 hereof.





SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                    GEV Corporation

                               By   /S/William R. Berkley
                                    William R. Berkley
                                    Chairman of the Board
February 23, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                     Date

/S/William R. Berkley        Chairman of the Board    February 23, 1995
William R. Berkley
Principal Executive Officer

/S/Philip J. Ablove          Director                 February 23, 1995
Philip J. Ablove

/S/Andrew M. Bursky          Director                 February 23, 1995
Andrew M. Bursky

/S/George H. Conrades        Director                 February 23, 1995
George H. Conrades

/S/Donald J. Donahue         Director                 February 23, 1995
Donald J. Donahue

/S/Jack H. Nusbaum           Director                 February 23, 1995
Jack H. Nusbaum

/S/Nelson A. Barber          Vice President-          February 23, 1995
Nelson A. Barber             Chief Financial
Principal Financial Officer  Officer and Treasurer
















                                  EXHIBIT INDEX

Exhibit                                                   Sequential
Number                                                      Page No.

(A)     Exhibits.

3.1(a)     Third Restated Certificate of Incorporation

3.2(b)     By Laws

21.1       Subsidiaries of the Registrant.

99.1(a) Confidential Private Placement Memorandum and Private Placement Subscription Agreement.

99.2(c)    Second Amended Disclosure Statement for
           Second Amended Joint Plan of Reorganization.

99.3(c)    Second Amended Disclosure Statement for
           Second Amended Plan of Reorganization for
           Southeast Frozen Foods, Inc.

99.4(c)    Loan Agreement dated July 1, 1992 between
           Finevest Foods, Inc. and Dairy Holdings, Inc.



(B)  Financial Statement Schedules**  -  None.


** Schedules which are not included have been omitted because either they are not required or are not applicable because the required information has been included elsewhere in the financial statements or notes thereto.



(a) Incorporated by Reference to Exhibit contained in the registrant's Form 10-K for the year-end December 31, 1993.

(b) Incorporated by Reference to Exhibit contained in the registrant's Form 10-K for the year-end December 31, 1988.

(c) Incorporated by Reference to Exhibit contained in the registrant's Form 10-Q for the quarter ended June 30, 1992.