Form 10-Q
period 1995-03-31
PIONEER COMPANIES INC
filed 1995-05-09
CIK 830141

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

     For Quarter Ended:     March 31, 1995    Commission File No. 1-9859

                            Pioneer Companies, Inc.
            (Exact Name of Registrant as Specified in its Charter)

          Delaware                            06-1215192
(State or Other Jurisdiction of   (I.R.S. Employer Identification No.)
 Incorporation or Organization)

             165 Mason Street, Greenwich, CT      06830
      (Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code: (203) 629-3088

                         GEV Corporation
(Former Name, Former Address and Former Fiscal Year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No
                                  -----    -----
Number of Common Shares outstanding at May 8, 1995: 7,769,438 of Class A and 769,354 of Class B, both reflecting the one-for-four reverse stock split effective April 27, 1995.

                               TABLE OF CONTENTS


                        Part I - Financial Information


Item 1    -    Consolidated Financial Statements

          *    Consolidated Balance Sheets - March 31, 1995
               (unaudited) and December 31, 1994

          * Consolidated Statements of Operations (unaudited) - Three Months Ended March 31, 1995 and 1994

          * Consolidated Statements of Cash Flows (unaudited) - Three Months Ended March 31, 1995 and 1994

          *    Notes to Consolidated Financial Statements
               (unaudited)

Item 2    -    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations



                          Part II - Other Information


Item 2    -    Changes in Securities

Item 4    -    Submission of Matters to a Vote of Shareholders

Item 6    -    Exhibits and Reports on Form 8-K

               Signature

                            PIONEER COMPANIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)



                                         March 31,    December 31,
                                           1995           1994
                                        (unaudited)
                                        -----------   ------------
Assets

Current assets:
  Cash and cash equivalents              $    458       $    880
                                         --------       --------
   Total current assets                       458            880

Property and equipment, net                    20             32
Deferred tax asset                             -              -
Deferred acquisition costs                    600             -
                                         --------       --------
   Total assets                          $  1,078       $    912
                                         ========       ========

Liabilities and stockholders'
  equity

Current liabilities:
  Accounts payable and accrued expenses  $    432       $    150
    Total current liabilities                 432            150

Stockholders' equity:
  Preferred stock: $.01 par value,
    authorized 10,000,000 shares; none
    issued
  Common stock: $.01 par value,
    Class A authorized 46,000,000 shares,
    issued and outstanding 3,792,165 at
    March 31, 1995 and 3,768,499 at
    December 31, 1994.                         38             38
    Class B authorized 4,000,000 shares,
    issued and outstanding 769,354,
    convertible share-for-share into
    Class A shares                              8              8
  Additional paid-in capital                1,905          1,869
  Deficit                                  (1,305)        (1,153)
                                           -------        -------
                                              646            762
 Total liabilities and stockholders'
  equity                                  $ 1,078        $   912
                                          =======        =======





                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)



                                                  Three Months Ended
                                                      March 31,
                                                  ------------------
                                                     1995       1994
                                                     ----       ----

General and administrative expenses, net          $   152    $    26
                                                  --------   --------
Net loss                                          $  (152)   $   (26)
                                                  ========   ========


Loss per share:                                   $  (.03)   $  (.01)
                                                  ========   ========
Average number of shares of
 common stock outstanding                           4,546      3,623
                                                    =====      =====





                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)



                                                     Three Months Ended
                                                         March 31,
                                                     ------------------
                                                     1995          1994
                                                     ----          ----
Cash flows from operating activities:
  Net loss                                        $  (152)     $    (26)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                       1             1
    Increase in operating assets and liabilities:
      Accounts payable and accrued expenses           293           (70)
                                                    ------         ------
    Net cash provided by (used in) operating
      activities                                      142           (95)
                                                    ------         ------
Cash flows from investing activities:
  Deferred acquisition costs                         (600)            -
                                                    ------         ------
    Net cash used in investing activities            (600)            -
                                                    ------         ------
Cash flows from financing activities:
  Issuance of Class A Common Stock in
    accordance with Directors Stock Plan               36            24
  Proceeds from private placement of Class A Stock      -         1,103
                                                   -------       -------
    Net cash provided by financing activities          36         1,127
                                                   -------       -------
Increase (decrease) in cash and cash equivalents     (422)        1,032
Cash and cash equivalents at beginning of period      880           104
                                                   -------       -------
Cash and cash equivalents at end of period        $   458      $  1,136
                                                   =======       =======




                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                (In thousands, except share and per share data)


At the annual shareholders meeting held on March 31, 1995, the change of GEV Corporation's name to Pioneer Companies, Inc. ("PCI") was approved subject to consummation of the acquisition described below.

The accompanying unaudited consolidated financial statements at March 31, 1995 and for the three months then ended have been prepared on a going concern basis and include accounts of PCI and its subsidiaries. The unaudited financial statements include adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three months ended March 31, 1995 and 1994.

The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in PCI's Annual Report on Form 10-K for the year ended December 31, 1994.

All share and per share information has been retroactively restated to reflect the one-for-four reverse stock split of PCI's Class A and Class B Common Stock, effective April 27, 1995.

Subsequent Event - Pioneer Acquisition

On April 20, 1995, pursuant to a Stock Purchase Agreement, dated as of March 24, 1995 (the "Acquisition Agreement"), by and among PCI, Pioneer Americas Acquisition Corp., a newly-formed wholly-owned subsidiary of PCI ("New Pioneer"), and the holders of the outstanding common stock and other common equity interests (the "Sellers") of Pioneer Americas, Inc. ("Pioneer"), New Pioneer acquired all of such stock and interests (the "Acquisition") for a purchase price equal to the sum of approximately (i) $102 million, paid in cash, (ii) $10 million aggregate principal amount of subordinated promissory notes of PCI (the "Seller Notes") and (iii) certain amounts payable after the closing based upon earnings or proceeds attributable to certain of Pioneer's direct and indirect real estate holdings which are not necessary for Pioneer's business. In addition, as further consideration for the Acquisition, New Pioneer paid approximately $45.5 million to retire all outstanding indebtedness (net of available cash) of Pioneer and $5 million to redeem Pioneer's outstanding preferred stock. Certain of the foregoing amounts are subject to provision for post-closing adjustments under the terms of the Acquisition Agreement.

In connection with the consummation of the Acquisition, (i) New Pioneer issued and sold $135 million aggregate principal amount of 13 3/8% Senior Notes (the "Initial Offering" or "Senior Notes"), (ii) PCI issued and sold the Seller Notes in exchange for certain of the outstanding shares of Pioneer, which PCI contributed to New Pioneer, (iii) PCI issued and sold to Interlaken Investment Partners, L.P., a Delaware limited partnership (the "Interlaken Partnership"), of which an entity controlled by William R. Berkley is the sole general partner, 2,840,909 shares of Class A Common Stock of PCI for an aggregate purchase price of $15 million (the "Interlaken Partnership Purchase"), the proceeds of which were contributed to New Pioneer, (iv) PCI issued and sold to certain employees and directors of Pioneer (collectively, the "Management Investors"), 1,136,363 shares of Class A Common Stock of PCI for an aggregate purchase price of $6 million (the "Management Purchase"), the proceeds of which were contributed to New Pioneer, and (v) Pioneer and its subsidiaries entered into a new bank revolving credit facility (the "Bank Credit Facility"), providing for borrowings of up to $30 million. The net proceeds of the Initial Offering, the Interlaken Partnership Purchase, the Management Purchase and a borrowing under the Bank Credit Facility were used to pay the cash portion of the purchase price of the Acquisition, to retire the outstanding Pioneer indebtedness, to redeem Pioneer's outstanding preferred stock and to pay certain transaction costs associated with the Acquisition.

New Pioneer has filed a Registration Statement with the Securities and Exchange Commission pursuant to which it proposes to offer to exchange (the "Exchange Offer") up to $135 million aggregate principal amount of 13 3/8% First Mortgage Notes due 2005 (the "Exchange Notes") for up to $135 million aggregate principal amount of its outstanding Senior Notes. If the
Registration Statement becomes effective and New Pioneer proceeds with the Exchange Offer, the terms of the Exchange Notes and Senior Notes will be substantially identical, except that the Exchange Notes will be freely transferable subject to certain provisions and will be effectively secured by first mortgage liens on certain Pioneer manufacturing facilities.

The Acquisition will be accounted for by the purchase method of accounting. The approximately $113 million excess of the purchase price over the estimated fair value of the net assets acquired will be amortized on a straight line basis over periods of up to 25 years. The purchase price allocation is based on preliminary estimates of the fair value of the net assets acquired and is subject to adjustment as additional information becomes available. Deferred acquisition costs include costs incurred in connection with the Acquisition.

The  following  unaudited  pro  forma   summary  of  operations  presents  the
consolidated financial results of operations as if the Acquisition, the Initial Offering, the Interlaken Partnership Purchase, the Management Purchase and the borrowing under the Bank Credit Facility had occurred at the beginning of the quarters presented and does not purport to be indicative of either future results of operations or results that would have occurred had the Acquisition actually been made as of such dates.


                    (In thousands, except for per share data)

                                                        Three Months Ended
                                                            March 31,
                                                        ------------------
                                                        1995         1994
                                                        ----         ----

Revenues                                               $47,842       $34,227
Depreciation and amortization                            4,621         4,374
Interest expense, net                                    4,917         4,917
Earnings (loss) before extraordinary item and
  income taxes                                           6,469        (5,787)
Earnings (loss) before extraordinary item                3,420        (5,787)
Extraordinary item, early extinguishment of debt,
  (net of tax benefit of $2,183)                         3,275          -
Net income (loss)                                      $   145       $(5,787)

Per Share Data
- - --------------
Average number of common shares  outstanding             8,523         7,600

Earnings (loss) before extraordinary item              $  0.40       $ (0.76)
Extraordinary item                                        0.38           -
                                                       -------       --------
Net income (loss)                                      $  0.02       $ (0.76)
                                                       =======       ========

The following summary pro forma consolidated balance sheet as of March 31, 1995 has been prepared as if the Acquisition, the Initial Offering, the Interlaken Partnership Purchase, the Management Purchase and the borrowing under the Bank Credit Facility had occurred on that date.

Assets                                                         (In thousands)
- - ------
Current assets                                                    $  47,932
Property, plant and equipment                                        83,506
Other assets                                                         10,722
Excess of cost over fair market value of net assets acquired        112,663
                                                                  ---------
     Total assets                                                 $ 254,823
                                                                  =========

Liabilities and Stockholders' Equity
- - ------------------------------------
Current liabilities                                               $  35,375
Bank credit facility                                                  9,000
Senior notes                                                        135,000
Sellers' notes                                                       10,000
Other long term liabilities                                          27,356
Stockholders' equity                                                 38,092
                                                                  ---------
  Total liabilities and stockholders' equity                      $ 254,823
                                                                  =========

In connection with the Acquisition, PCI issued to the employees of PCI and its subsidiaries options to acquire approximately 500,000 shares of PCI's Class A Common Stock at an exercise price of $6.50 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- - ------------------------------------------------------------------------------
The following discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

This item will discuss and analyze the financial condition and results of operations of PCI for the three months ended March 31, 1995 and 1994.


Results of Operations
- - ---------------------
PCI reported a net loss of $152,000, or $.03 per share, in the first quarter of 1995 as compared to a net loss of $26,000, or $.01 per share, in 1994. General and administrative expenses were $126,000 higher in 1995 than in 1994 due primarily to the receipt of expense reimbursements from a previously unconsolidated subsidiary in 1994 and higher transfer agent and legal fees in 1995.

Liquidity and Capital Resources
- - -------------------------------
PCI and its subsidiaries on a consolidated basis (the "Company") is highly leveraged as a result of indebtedness incurred in connection with the Acquisition. Concurrent with the Acquisition, the Bank Credit Facility became available to the Company. The Bank Credit Facility provides the Company with a $30 million revolving line of credit, subject to borrowing base limitations that relate to the levels of accounts receivable and inventory. As of March 31, 1995, on a pro forma basis after giving effect to the Acquisition, New Pioneer had outstanding Senior Indebtedness of approximately $144 million (including the Senior Notes and $9.0 million of secured indebtedness under the Bank Credit Facility). As of March 31, 1995, on a pro forma basis, Pioneer had $2.6 million of letters of credit outstanding and would have had, subject to certain restrictions (including borrowing base limitations), the ability to draw up to $18.4 million of additional secured indebtedness under the Bank Credit Facility through 1998. The Bank Credit Facility is secured by accounts receivable and inventory, and upon issuance of the Exchange Notes will be secured on a pari passu basis by liens on certain manufacturing facilities.

The Company believes that cash flow from current levels of operations and, to a lesser extent, the availability under the Bank Credit Facility, will be adequate to make the required payments on the indebtedness outstanding upon consummation of the Acquisition, as well as to fund its foreseeable capital expenditure and working capital requirements.

                          PART II - OTHER INFORMATION


Item 2. Changes in Securities
- - -----------------------------
On April 27, 1995, the Registrant filed in the Office of the Secretary of State of the State of Delaware a Certificate of Amendment of the Third Restated Certificate of Incorporation of the Registrant providing for a one-for-four reverse split of the Registrant's Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share. The reverse stock split was effective as of April 27, 1995. The Certificate of Amendment provides that fractional interests are to be paid in cash.

Item 4.  Submission of Matters to a Vote of Shareholders
- - --------------------------------------------------------
The  annual  shareholders meeting  was held  on  March 31,  1995.   There were
3,869,101 total  eligible votes.   The shareholders  voted for two  Directors:
Donald J. Donahue and Jack H. Nusbaum. Each such Director was reelected to serve until 1998 or until a successor is selected.

The following table sets forth information with respect to the votes for each such Director:

                                           Votes              Votes
                                            For              Withheld
                                         ----------         ----------
Donald J. Donahue                        3,480,737             7,168

Jack H. Nusbaum                          3,480,112             7,168

The following table sets forth information with respect to the votes for the other proposals presented at the annual shareholders meeting:

                                              Votes         Votes                          Broker
Proposals Presented                            For         Against        Abstain          Non-Votes
- - -------------------                         ----------    ----------    -----------       ----------

(1)  To approve an amendment to the
     Registrant's Third Restated
     Certificate of Incorporation (the
     "Certificate of Incorporation")
     to effect a one-for-four reverse
     split of the Registrant's Class
     A Common Stock and Class B Common
     Stock.                                 3,361,229       105,107        1,488            20,081


(2)  To approve an amendment to the
     Certificate of Incorporation to
     change the Registrant's name
     from "GEV Corporation" to "Pioneer
     Companies, Inc.," subject to the
     consummation of the acquisition
     described in the Proxy Statement.      3,331,565         4,563        3,495           148,282


(3)  To approve the 1995 Stock
     Incentive Plan.                        2,641,586        24,569        6,789           814,961


(4)  To ratify the appointment of
     Deloitte & Touche LLP as
     independent certified public
     accountants for the Registrant
     for the fiscal year ending
     December 31, 1995.                     3,438,200        49,192          513

All share information set forth in this Item 4 has been retroactively restated to reflect the one-for-four reverse stock split of the Registrant's Class A and Class B Common Stock, effective April 27, 1995.

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------
   (a)  Exhibits:

     2 Stock Purchase Agreement, dated as of March 24, 1995, by and among the Registrant, New Pioneer and the Sellers.*

     10 Subscription Agreement, dated as of March 24, 1995, by and among the Registrant and the Interlaken Partnership.

     27   Financial Data Schedule.

   (b)  Reports on Form 8-K:

     During the quarter ended March 31, 1995, the Registrant filed a Report on Form 8-K, dated January 24, 1995, relating to the press release for the proposed acquisition of Pioneer Americas, Inc.

- - --------------------------------
  * Incorporated herein by reference to Exhibit 2 of the Form 8-K Current Report of the Registrant filed on May 5, 1995.


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


                                                   PIONEER COMPANIES, INC.



Date:   May 9, 1995                            By:  /s/ George T. Henning, Jr.

                                            Name:  George T. Henning, Jr.
                                           Title:  Chief Financial Officer and
                                                   Treasurer