Form 10-Q/A
period 1995-03-31
PIONEER COMPANIES INC
filed 1995-06-29
CIK 830141

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q/A

                                AMENDMENT NO. 1

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

                              Yes X    No

Number of Common Shares outstanding at May 8, 1995: 7,769,438 of Class A and 769,354 of Class B, both reflecting the one-for-four reverse stock split
effective April 27, 1995.    Exhibit index located at sequential page
no. _______.

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
             Three Months Ended March 31, 1995 and 1994

         *   Notes to Consolidated Financial Statements
             (unaudited)

Item 2   -   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations

Item 6   -   Exhibits and Reports on Form 8-K

             *Financial Data Schedule

                            PIONEER COMPANIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)



                                         March 31,    December 31,
                                           1995           1994
                                        (unaudited)        (1)
                                       ___________________________
Assets

Current assets:
  Cash and cash equivalents              $    458       $    880
                                         _______________________
   Total current assets                       458            880

Property and equipment, net                    20             32
Deferred tax asset                            -               -
Deferred acquisition costs                    600             -
                                         _______________________
   Total assets                          $  1,078       $    912
                                         ========       ========

Liabilities and stockholders'
  equity

Current liabilities:
  Accounts payable and accrued expenses  $    432       $    150
                                         _______________________
    Total current liabilities                 432            150
                                         _______________________
Stockholders' equity:
  Preferred stock: $.01 par value,
    authorized 10,000,000 shares; none
    issued
  Common stock: $.01 par value,
    Class A authorized 46,000,000 shares,
    issued and outstanding 3,792,165 at
    March 31, 1995 and 3,768,499 at
    December 31, 1994.                         38
    Class B authorized 4,000,000 shares,
    issued and outstanding 769,354,
    convertible share-for-share into
    Class A shares                              8              8
  Additional paid-in capital                1,905          1,869
  Deficit                                  (1,305)        (1,153)
                                           _____________________
                                              646            762
                                           _____________________
 Total liabilities and stockholders'
  equity                                  $ 1,078        $   912
                                          =======        =======



_____________

(1) The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.



                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)



                                                  Three Months Ended
                                                      March 31,
                                                  ___________________
                                                     1995       1994
                                                  ___________________

General and administrative expenses, net          $   152    $    26
                                                  ___________________
Net loss                                          $  (152)       (26)
                                                  ========   ========


Loss per share:                                   $  (.03)   $  (.01)
                                                  ========   ========
Average number of shares of
 common stock outstanding                           4,546      3,623
                                                    =====      =====





                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)



                                                                         Three Months Ended

                                                                              March 31,
                                                                         _______________________
                                                                          1995          1994
                                                                         _________________________
Cash flows from operating activities:
  Net loss                                                              $  (152)        $   (26)
  Adjustments to reconcile net loss to net cash
    used in operating activities:

    Depreciation and amortization                                              1               1
    Increase in operating assets and liabilities:
      Accounts payable and accrued expenses                                   293             (70)
                                                                           ______________________
    Net cash provided by (used in) operating activities                       142             (95)
                                                                            _______________________
Cash flows from investing activities:
  Deferred acquisition costs                                                  (600)             -
                                                                            ______________________
    Net cash used in investing activities                                     (600)             -
                                                                            ______________________
Cash flows from financing activities:
  Issuance of Class A Common Stock in accordance                               36              24
  with Directors Stock Plan
  Proceeds from private placement of Class A Stock                              -           1,103
                                                                            ______________________
    Net cash provided by financing activities                                  36           1,127
                                                                            ______________________
Increase (decrease) in cash and cash equivalents                             (422)          1,032
Cash and cash equivalents at beginning of period                              880             104
                                                                            ______________________
Cash and cash equivalents at end of period                                 $  458          $1,136
                                                                            ======          ======



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

New Pioneer has agreed to file a Registration Statement with the Securities and Exchange Commission pursuant to which it will propose to offer to exchange (the "Exchange Offer") up to $135 million aggregate principal amount of 13 3/8% First Mortgage Notes due 2005 (the "Exchange Notes") for up to $135 million aggregate principal amount of its outstanding Senior Notes. New Pioneer expects to secure the Senior Notes with first mortgage liens on certain Pioneer manufacturing facilities prior to the effectiveness of such Registration Statement. If the Registration Statement becomes effective and New Pioneer proceeds with the Exchange Offer, the terms of the Exchange Notes and Senior Notes will be substantially identical, except that the Exchange Notes will be freely transferable subject to certain provisions.

The Acquisition will be accounted for by the purchase method of accounting. The approximately $113 million of excess of the purchase price over the estimated fair value of the net assets acquired will be amortized on a straight line basis over periods of up to 25 years. The purchase price allocation is based on preliminary estimates of the fair value of the net assets acquired and liabilities assumed and is subject to adjustment as additional information becomes available. Such information relates principally to appraisals of plant, property and equipment, which management expects to obtain as soon as is practical. Deferred acquisition costs include costs incurred in connection with the Acquisition.

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


                    (In thousands except for per share data)

                                                        Three Months Ended
                                                             March 31
                                                         1995         1994
                                                         _________________

Revenues                                               $47,842       $34,227
Depreciation and amortization                            4,621         4,374
Interest expense, net                                    4,917         4,917
Earnings (loss) before extraordinary item and
  income taxes                                           6,468        (5,787)
Earnings (loss) before extraordinary item                3,419        (5,787)
Extraordinary item, early extinguishment of debt,
  (net of tax benefit of $2,183)                         3,275          -
Net income                                                 144        (5,787)

Per Share Data
Average number of common shares  outstanding             8,523         7,600
Earnings (loss) before extraordinary item              $  0.40       $ (0.76)
Extraordinary item                                     $  0.38       $   -
Net income (loss)                                      $  0.02       $ (0.76)


Pro forma adjustments reflect the inclusion of Pioneer Income Statement information for the quarters ended March 31, 1994 and 1995 as applicable, adjusted for: depreciation and amortization on property, plant and equipment step ups, net costs over assets acquired and financing costs; interest expense on transaction debt and interest expense on the Seller Notes; adjustment of the income tax provision; and the elimination of historical interest expense, amortization of goodwill and organization costs and equity income from certain real estate investments. The March 31, 1994 pro forma information also reflects the elimination of SAR's expense and contingent bank fees.

The following summary pro forma consolidated balance sheet as of March 31, 1995 has been prepared as if the Acquisition, the Initial Offering, the Interlaken Partnership Purchase, the Management Purchase and the borrowing under the Bank Credit Facility had occurred on that date.

Assets                                                         (In thousands)

Current assets                                                    $  47,932
Property, plant and equipment                                        83,506
Other assets                                                         10,722
Excess of cost over fair market value of net assets acquired        112,663
                                                                  _________
     Total assets                                                 $ 254,823
                                                                  =========

Liabilities and Stockholders' Equity

Current liabilities                                               $  35,375
Bank credit facility                                                  9,000
Senior notes                                                        135,000
Sellers' notes                                                       10,000
Other long term liabilities                                          27,356
Stockholders' equity                                                 38,092
                                                                  _________
  Total liabilities and stockholders' equity                      $ 254,823
                                                                  =========


The Pro Forma Balance Sheet as of March 31, 1995 has been adjusted for: adjustment to record inventory and fixed assets in accordance with APB 16; recording of transaction borrowings and equity investments, excess purchase price and deferred financing fees; elimination of historical debt, certain real estate assets, deferred taxes, historical equity, goodwill and certain other intangibles.

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

PCI's source of funds for payment of principal and interest on the Seller Notes will be provided by dividends from New Pioneer. New Pioneer is restricted in paying such dividends to 50% of the cumulative consolidated net income of New Pioneer for the period subsequent to January 1, 1995, if New Pioneer meets a consolidated cash flow coverage ratio test of at least 2.75 to
1.0 for the prior four fiscal quarters. Payment of dividends by New Pioneer to PCI should not affect New Pioneer's liquidity if the tests are met.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PIONEER COMPANIES, INC.



Date:   June 29, 1995                    By:    /s/ George T. Henning, Jr.
                                         Name:  George T. Henning, Jr.
                                         Title: Chief Financial Officer and
                                                   Treasurer