Form 10-Q
period 1995-06-30
PIONEER COMPANIES INC
filed 1995-08-14
CIK 830141

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
Commission file number

                            PIONEER COMPANIES, INC.
            ------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

              Delaware                                06-1215192
              --------                                ----------
   (State or Other Jurisdiction of                 (I.R.S. Employer
    Incorporation or Organization)                Identification No.)

                    165 Mason Street, Greenwich, CT 06830
            ------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (203) 629-8014
            ------------------------------------------------------
             (Registrant's telephone number, including area code)


            ------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]          No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of Common Shares outstanding at August 7, 1995: 7,769,438 of Class A and 769,354 of Class B, both reflecting the one-for-four reverse stock split effective April 27, 1995. Exhibit index located at sequential page No.29.

                               TABLE OF CONTENTS

                         Part I - Financial Information


                                                                 Page
Item 1                   Consolidated Financial Statements

                [ ]  Consolidated Balance Sheets - June 30,
                        1995, December 31, 1994 and Predecessor
                        Company December 31, 1994                   3

                [ ]  Consolidated Statements of Operations
                        - Three Months Ended June 30, 1995 and
                        1994, Six Months Ended June 30, 1995 and
                        1994 and Predecessor Company Three Months
                        Ended June 30, 1994 and Six Months Ended
                        June 30, 1994                               5

                [ ]  Consolidated Statements of Cash Flows
                        - Six  Months Ended June 30, 1995 and
                        1994 and Predecessor Company Six Months
                        Ended June 30, 1994                         6

                [ ]  Notes to Consolidated Financial Statements     8

Item 2          [ ]  Management's Discussion and Analysis of
                        Financial Condition and Results of         23
                        Operations

                          Part II - Other Information

Item 2                   Changes in Securities
                                                                   Page
Item 6          [ ]      Exhibits and Reports on Form 8-K            27

                         Part I - Financial Information

                            PIONEER COMPANIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                                     |      PREDECESSOR
                                                                                                     |        COMPANY
                                                               JUNE 30                DECEMBER 31    |      DECEMBER 31
                                                                 1995                   1994 (1)     |       1994 (1)
                                                               -------                  --------     |       --------
                                                                                                     |
Assets                                                                                               |
Current assets:                                                                                      |
  Cash and cash equivalents                                    $  2,703                   $880       |      $   3,310
  Accounts receivable, less allowance                                                                |
   for doubtful accounts of $1,336 and                                                               |
   $2,037 at June 30, 1995                                                                           |
   and December 31, 1994 (Predecessor Company)                   27,234                      -       |         26,169
  Inventories                                                    13,338                      -       |         12,237
  Prepaid expenses                                                3,620                      -       |          1,845
                                                               --------                   ----       |      ---------
Total current assets                                             46,895                    880       |         43,561
                                                                                                     |
Property, plant and equipment                                                                        |
  Land                                                              807                      -       |         11,203
  Buildings and improvements                                     13,507                      -       |         13,890
  Machinery and equipment                                        59,745                     71       |        107,857
  Cylinders and tanks                                             4,295                      -       |          4,337
  Construction in progress                                        8,577                      -       |          3,392
                                                               --------                   ----       |      ---------
                                                                 86,931                     71       |        140,679
                                                                                                     |
Less accumulated depreciation                                    (2,269)                   (39)      |        (56,267)
                                                               --------                   ----       |      ---------
                                                                 84,662                     32       |         84,412
                                                                                                     |
Investment in Victory Valley Land                                                                    |
 Company, L.P.("VVLC")                                                -                      -       |          1,612
Investment in Basic Investments, Inc.                                                                |
 ("BII")                                                              -                      -       |         15,705
                                                                                                     |
Other assets, net of accumulated                                                                     |
 amortization of $266 and $11,302                                                                    |
 at June 30, 1995 and                                                                                |
 December 31, 1994 (Predecessor Company)                         12,120                      -       |          9,197
Excess cost over fair value of net                                                                   |
 assets acquired, net  of accumulated                                                                |
 amortization of $802 and $2,722  at                                                                 |
 June 30, 1995 and December 31, 1994 (Predecessor Company)      110,458                      -       |         10,044
                                                               --------                   ----       |      ---------
Total assets                                                   $254,135                   $912       |      $ 164,531
                                                               ========                   ====       |      =========

---------------
(1) The balance sheets at December 31, 1994 have been derived from the audited financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

              See  notes  to  consolidated  financial  statements.

                            PIONEER COMPANIES, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                       (in thousands, except share data)

                                                                                 |      PREDECESSOR
                                                                                 |        COMPANY
                                                   JUNE 30        DECEMBER 31    |      DECEMBER 31
                                                     1995           1994 (1)     |       1994 (1)
                                                   -------          --------     |       --------
                                                                                 |
                                                                                 |
Liabilities and stockholders' equity                                             |
                                                                                 |
Current liabilities:                                                             |
    Accounts payable                               $ 17,548      $     20        |      $ 13,104
    Accrued liabilities                              18,090           130        |        16,548
    Returnable deposits                               3,317             -        |         3,423
    Future tax effects                                    -             -        |         2,781
    Current maturities of long-term debt                  -             -        |        12,056
                                                   --------      --------        |      --------
Total current liabilities                            38,955           150        |        47,912
                                                                                 |
Bank Credit Facility                                  3,000             -        |             -
13 3/8% Senior Notes due 2005                       135,000             -        |             -
Seller Notes                                         11,452             -        |             -
Long-term debt                                            -             -        |        36,757
Returnable deposits                                   3,801             -        |         3,788
Accrued pension and other employee                                               |
 benefits                                            13,364             -        |        10,794                                |
Future tax effects                                        -             -        |        19,799
Other long-term liabilities                          13,211             -        |        13,327
                                                                                 |
Commitments and contingencies                                                    |
                                                                                 |
Redeemable preferred stock                                -             -        |         6,227
Redeemable stock put warrants                             -             -        |         2,825
Stockholders' equity:                                                            |
    Preferred stock: $.01 par value,                                             |
     authorized 10,000,000  shares,                                              |
     none issued                                                                 |
    Common stock: $.01 par value,                                                |
     Class  A authorized 46,000,000                                              |
     shares, issued and outstanding                                              |
     7,769,438  at June 30, 1995 and                                             |
     3,768,499 at  December 31, 1994                     78            38        |             -
     Class B authorized 4,000,000                                                |
     shares, issued and                                                          |
     outstanding 769,354 at June                                                 |
     30, 1995 and at December 31, 1994,                                          |
     convertible share-for-share into                                            |
     Class A shares                                       8             8        |             -
    Common stock, $.01 par value,                                                |
     authorized 3,000,000 shares,                                                |
     issued and outstanding 1,509,343                                            |
     at December 31, 1994                                 -             -        |            15
    Additional paid-in capital                       36,418         1,869        |         4,186
    Retained earnings (deficit)                      (1,152)       (1,153)       |        18,901
                                                   --------      --------        |      --------
Total stockholders' equity                           35,352           762        |        23,102
                                                   --------      --------        |      --------
Total liabilities and stockholders'                                              |
 equity                                            $254,135      $    912        |      $164,531
                                                   ========      ========        |      ========

(1) The balance sheets at December 31, 1994 have been derived from the audited financial statements at that date but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)




                                                                                               |                     PREDECESSOR
                                                                                               |     PREDECESSOR       COMPANY
                                          THREE MONTHS  THREE MONTHS    SIX MONTHS  SIX MONTHS |       COMPANY        SIX MONTHS
                                             ENDED          ENDED         ENDED        ENDED   | THREE MONTHS ENDED     ENDED
                                            JUNE 30        JUNE 30       JUNE 30      JUNE 30  |       JUNE 30         JUNE 30
                                              1995          1994           1995        1994    |        1994             1994
                                          ------------  -----------     ---------   ---------  | -----------------   ----------
                                                                                               |
Revenues                                     $36,405    $      -         $36,405     $     -   |       $ 39,128        $ 73,355
                                                                                               |
Cost and expenses:                                                                             |
   Cost of sales                              24,901           -          24,901           -   |         33,500          63,411
   Cost of sales-acquisition                                                                   |
         related inventory                                                                     |
         step up                               1,671           -           1,671           -   |              -               -
   Selling, general and                                                                        |
        administrative                         5,558          93           5,741         119   |          5,290           9,815
    Interest expense, net                      3,817          (5)          3,812          (5)  |          1,684           3,245
Other income (loss), net                         349           -             349           -   |            330         (  316)
                                             -------      ------         -------      ------   |       --------       --------
                                                                                               |
Income (loss) before tax                         807         (88)            629        (114)  |         (1,016)        (3,432)
Income tax provision                                                                           |
   (benefit)                                     628           -             628           -   |           (356)        (1,224)
                                             -------      ------         -------      ------   |       --------        --------
                                                                                               |
Net income  (loss)                           $   179      $  (88)        $     1      $ (114)  |       $   (660)        $(2,208)
                                             =======      ======         =======      ======   |       ========         ========
Net income (loss) per                                                                          |
    share                                       $.02       $(.02)           $.00       $(.03)  |
                                             =======      ======         =======      ======   |
Average number of shares of common                                                             |
 stock outstanding                             7,665       4,538           6,106       4,538   |
                                             =======      ======         =======      ======   |


                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                   |     PREDECESSOR
                                                                                   |       COMPANY
                                              SIX MONTHS ENDED   SIX MONTHS ENDED  |  SIX MONTHS ENDED
                                                   JUNE 30            JUNE 30      |       JUNE 30
                                                    1995               1994        |        1994
                                              -----------------  ----------------- |  -----------------
                                                                                   |
Operating activities                                                               |
Net income (loss)                                    $       1            $  (114) |        $ (2,208)
Adjustments to reconcile net income                                                |
 (loss) to net cash provided by (used                                              |
 in) operating activities:                                                         |
     Depreciation and amortization                       3,507                  3  |           6,738
     Provision for bad debts                                30                  -  |              94
     Gain on disposal of property,                                                 |
      plant and equipment                                    -                  -  |            (205)
     Provision for SARS                                      -                  -  |             968
     Equity in earnings of BII & VVLC                        -                  -  |             (79)
     Future  tax effects                                     -                  -  |          (1,534)
     Changes in operating assets and                                               |
      liabilities (net of acquisition):                                            |
         Accounts receivable                             2,749                  -  |          (4,214)
         Income taxes receivable                             -                  -  |           1,680
         Inventories                                     1,208                  -  |            (382)
         Prepaid expenses                                 (184)                 -  |             898
         Other assets                                   (3,206)                24  |             534
         Accounts payable                               (2,746)                 -  |             210
         Accrued liabilities                             3,083                (83) |           1,262
         Returnable deposits                               166                  -  |             212
         Other long-term liabilities                       (30)                 -  |               -
         Accrued pension and other                                                 |
          employee benefits                                268                  -  |             646
                                                     ---------             ------  |        --------
Total adjustments                                        4,845                (56) |           6,828
                                                     ---------             ------  |        --------
Net cash provided by (used in)                                                     |
 operating activities                                    4,846               (170) |           4,620
                                                                                   |
Investing activities:                                                              |
     Purchase of Predecessor Company                  (154,948)                 -  |               -
     Capital expenditures                               (3,271)                 -  |          (1,803)
     Proceeds from sale of property, plant                                         |
      and equipment                                          -                  -  |             665
                                                     ---------             ------  |        --------
Net cash used in investing activities                 (158,219)                 -  |          (1,138)
                                                                                   |
Financing activities:                                                              |
     Payments on revolving credit facility             (24,500)                 -  |               -
     Proceeds from borrowings on revolving                                         |
      credit facility                                   18,500                  -  |               -
     Proceeds from borrowings on 13 3/8%                                           |
          Senior Notes due 2005                        135,000                  -  |               -
     Payments on long-term debt                              -                  -  |          (4,797)
     Proceeds from borrowings on long-term                                         |
      debt                                                   -                  -  |           2,200
     Proceeds from issuance of common stock             21,037              1,102  |             135
                                                     ---------             ------  |        --------
Net cash provided by (used in)                                                     |
 financing activities                                  150,037              1,102  |          (2,462)
                                                     ---------             ------  |        --------
Net increase (decrease) in cash                         (3,336)               932  |           1,020
Cash at beginning of period                              6,039                104  |           1,769
                                                     ---------             ------  |        --------
Cash at end of period                                $   2,703             $1,036  |        $  2,789
                                                     =========             ======  |        ========

                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (in thousands)





                                                                               |     PREDECESSOR
                                                                               |       COMPANY
                                          SIX MONTHS ENDED   SIX MONTHS ENDED  |   SIX MONTHS ENDED
                                               JUNE 30           JUNE 30       |       JUNE 30
                                                1995               1994        |         1994
                                          -----------------  ----------------  |   ----------------
                                                                               |
                                                                               |
Supplemental disclosures of cash flow                                          |
 information:                                                                  |
Cash paid during the period for:                                               |
         Interest                               $ 32               $   -       |         $1,827
                                                ====               =====       |         ======
         Income taxes                           $165               $   -       |         $    -
                                                ====               =====       |         ======

Supplemental schedule of non cash
 investing and financing activities:
    The allocation of the $ 166,400
        purchase price (including fees
         and expenses) is summarized
         as follows (in thousands):

              Fair value of assets
               acquired                         $ 269,600
              Cash paid for acquisition          (154,948)
              Seller Notes issued                 (11,452)
              NOL benefit recognized              (13,600)
                                                ---------
              Liabilities assumed               $  89,600
                                                =========



                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The consolidated balance sheet at June 30, 1995 and consolidated statements of operations and cash flows for all periods are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for 1995 interim periods are not necessarily indicative of results to be expected for the year ending December 31, 1995.

For purposes of comparability, the consolidated financial information of Pioneer Americas, Inc. ("Pioneer" or the "Predecessor Company") has been included. The consolidated balance sheet of the Predecessor Company at December 31, 1994 represents the balance sheet included in the audited historical financial information of the Predecessor Company that appeared in the Form 8-K and Form 8-K/A of Pioneer Companies, Inc. ("PCI" or the "Company") dated April 20,1995 reporting its acquisition of all of the outstanding stock and other common equity interests of the Predecessor Company.

The financial information for the periods presented for the Predecessor Company has been prepared by the Company from the accounting records of the Predecessor Company applying the same methodology and assumptions as were applied in the preparation of the audited historical financial information of the Predecessor Company that appeared in the Company's Form 8-K and Form 8-K/A dated April 20, 1995.

Share and per share information has been retroactively restated to reflect the one-for-four reverse stock split of the Company's Class A and Class B Common Stock, effective April 27, 1995. Income (loss) per common share is computed using the weighted average number of Class A and Class B common shares outstanding during the period.

BASIS OF PRESENTATION EFFECTIVE APRIL 20, 1995

On March 31, 1995, the registrant's shareholders approved a change in name from GEV Corporation to Pioneer Companies, Inc. This name change was effected in conjunction with the following acquisition:

On April 20, 1995, pursuant to a Stock Purchase Agreement, dated as of March 24, 1995 (the "Acquisition Agreement"), by and among PCI, Pioneer Americas Acquisition Corp., a newly-formed wholly-owned subsidiary of PCI ("PAAC") , and the holders of the outstanding common stock and other common equity interests (the "Sellers") of the Predecessor Company, PAAC acquired all of such stock and interests (the "Acquisition") for a purchase price equal to the sum of approximately (i) $102 million, paid in cash, (ii) $11.5 million aggregate principal amount of subordinated promissory notes of PCI (the "Seller Notes") and (iii) certain amounts payable pursuant to a Contingent Payment Agreement among PCI, PAAC and the Sellers ("Contingent Payment Agreement") after the closing based upon earnings or proceeds attributable to certain of Pioneer's direct and indirect real estate holdings ("Contingent Payment Properties") which are not necessary for Pioneer's business. In addition, as further consideration for the Acquisition, PAAC paid approximately $45.5 million to retire all outstanding indebtedness (net of available cash) of the Predecessor Company and $5.0 million to redeem the Predecessor Company's outstanding preferred stock for a total purchase price of $166.4 million including $2.4 million of expenses.

In connection with the consummation of the Acquisition, (i) PAAC issued and sold $135 million aggregate principal amount of 13 3/8% Senior Notes (the "Initial Offering" or "Senior Notes"), (ii) PCI issued and sold the Seller Notes in exchange for certain of the outstanding shares of Pioneer, which PCI contributed to PAAC, (iii) the Company issued and sold to Interlaken Investment Partners, L.P., a Delaware limited partnership (the "Interlaken Partnership"), 2,840,909 shares of Class A Common Stock of PCI for an aggregate purchase price of $15 million (the "Interlaken Partnership Purchase"), the proceeds of which were contributed to PAAC, (iv) PCI issued and sold to certain employees and directors of the Predecessor Company (collectively, the "Management Investors"), 1,136,363 shares of Class A Common Stock of PCI for an aggregate purchase price of $6 million (the "Management Purchase"), the proceeds of which were contributed to PAAC, and (v) Pioneer and its subsidiaries entered into a new bank revolving credit facility (the "Bank Credit Facility") providing for borrowings of up to $30 million. The net proceeds of the Initial Offering, the Interlaken Partnership Purchase, the Management Purchase and a borrowing under the Bank Credit Facility were used to pay the cash portion of the purchase price of the Acquisition, to retire the outstanding Predecessor Company indebtedness, to redeem the Predecessor Company's outstanding preferred stock and to pay certain transaction costs associated with the Acquisition.

The Acquisition has been accounted for by the purchase method of accounting.
The excess of the purchase price over the estimated fair value of the net assets acquired of approximately $111 million will be amortized on a straight line basis over periods of up to 25 years. The purchase price allocation is based on preliminary estimates of the fair value of the net assets acquired and liabilities assumed and is subject to adjustment as additional information becomes available. Such information relates principally to appraisals of plant, property and equipment which management expects to obtain as soon as is practical.

The following pro forma financial data presents the consolidated financial results of operations as if the Acquisition, the Initial Offering, the Interlaken Partnership Purchase, the Management Purchase and the borrowing under the Bank Credit Facility had occurred at the beginning of the periods presented and does not purport to be indicative of either future results of operations or results that would have occurred had the Acquisition actually been made as of such dates.

                      PIONEER COMPANIES, INC.
            Pro Forma Combined Statements of Operations
               (in thousands, except per share data)


                                          SIX MONTHS ENDED JUNE 30
                                             1995           1994
                                            -------       --------

Revenue                                     $94,253       $ 73,355

Depreciation and amortization                 8,451          8,516

Interest expense, net                         9,498          9,365

Income (loss) before income taxes and
   extraordinary items                        7,387         (9,083)
Income (loss) before extraordinary item       3,660         (6,188)

Extraordinary item, early
 extinguishment of debt (net of income
 tax benefit of $2,140)                       3,420              -
Net income (loss)                               240         (6,188)

Average number of shares of  common
 stock outstanding                            8,531          8,152

Per Share Data
Income (loss) before extraordinary item     $  0.43       $  (0.76)
Extraordinary item                            (0.40)             -
Net income (loss) per share                    0.03          (0.76)


The pro forma combined statements of operations reflect the inclusion of the Predecessor Company's results of operations for the period from January 1, 1995 through April 20, 1995 and for the six months ended June 30, 1994 as applicable, adjusted for: depreciation and amortization on property, plant and equipment valuation increases of $254,630 and $416,667, excess cost over fair value of net assets acquired and financing costs of $1.5 million and $2.5 million; interest expense on financing in connection with the Acquisition of $5.8 million and $9.4 million; adjustment of the income tax provision of $1.7 million and $1.7 million; and elimination of historical interest expense of $1.7 million and $3.3 million, amortization of excess cost over fair value of net assets acquired and amortization of organization costs of $1.2 million and $1.2 million and equity income from certain real estate investments of $0.2 million and $0.0 million. The results of operations for the six months ended June 30, 1995 include the effects of an increase to cost of sales due to a step up in value of inventory in connection with the Acquisition of $1.7 million ($0.12 per share.) The June 30, 1994 pro forma information also reflects the elimination of the expense related to special appreciation rights granted to a subordinated debt holder of $968,000 and contingent bank fees of $1.4 million.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

Periods prior to April 1, 1995 include the accounts of PCI (formerly GEV Corporation). The 1995 financial statements for periods beginning April
1, 1995 include the accounts and operations of PCI since April 1, 1995 and its wholly owned subsidiaries, PAAC and Pioneer, since April 20, 1995. All intercompany accounts and transactions have been eliminated.

INVENTORIES

Inventories are valued at the lower of cost or market. Finished goods and work-in-process costs are calculated under the average cost method, which includes appropriate elements of material, labor and manufacturing overhead costs, while the first-in, first-out method is utilized for raw materials, supplies and parts. The results of operations for the three months and six months ended June 30, 1995 include the effects of an increase to cost of sales due to a step up in value of inventory in connection with the Acquisition of $1.7 million ($0.13 per share and $0.16 per share, respectively).


PROPERTY, PLANT AND EQUIPMENT

Depreciation for financial reporting purposes is computed under the straight-line method over the estimated remaining useful lives of the assets.

OTHER ASSETS

Other assets include amounts for organization costs and deferred financing costs which are being amortized on a straight-line basis over their estimated useful lives. Deferred financing costs are being amortized on a straight-line basis over the term of the related debt. Amortization expense for other assets was approximately $266,000 for the three months and six months ended June 30, 1995.

EXCESS COST OVER THE FAIR VALUE OF NET ASSETS ACQUIRED

Excess cost over the fair value of net assets acquired of approximately $111 million is amortized on a straight-line basis over periods of up to 25 years. The carrying value of excess cost over the fair value of net assets acquired is reviewed quarterly and if this review indicates that such excess cost will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the excess cost over the fair value of net assets acquired will be reduced by the estimated shortfall of cash flows. Amortization expense for excess cost over the fair value of net assets acquired was approximately $802,000 for the three months and six months ended June 30, 1995.

CONCENTRATION OF CREDIT RISK

The Company manufactures and sells chlorine and caustic-based products to companies in diverse industries. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Sales are primarily to customers in the western and southeastern regions of the United States.

ENVIRONMENTAL EXPENDITURES

Environment-related restoration and remediation costs are recorded as liabilities and expensed when site restoration and environmental remediation and clean-up obligations are either known or considered probable and the related costs can be reasonably estimated. Other environmental expenditures, principally maintenance or preventative in nature, are recorded when expended and are expensed or capitalized as appropriate.

RETURNABLE DEPOSITS

Customers are required to pay a security deposit on cylinders, tanks and containers. These deposits are refunded to the customer upon the termination of service and return of cylinders, tanks and containers.

INCOME TAXES

The Company and its subsidiaries file a consolidated tax return. The Company has entered into a tax sharing agreement with PAAC whereby PAAC will make tax sharing payments to PCI with respect to federal cash income taxes reflecting the consolidated cash tax liability of PCI. State income taxes are included in income taxes payable.

FUTURE TAX EFFECTS

Future tax effects are computed under the provisions of SFAS No. 109 ("Accounting for Income Taxes") and result from temporary differences in the recognition of expenses for financial reporting and tax purposes. Temporary differences include differences in methods of computing depreciation for financial statement and tax purposes and differences in the financial statement basis and tax basis of assets and liabilities acquired, primarily excess cost over fair value of net assets acquired.

3. INVENTORIES

Inventories consist of the following:

                                                     PREDECESSOR COMPANY
                                      JUNE 30, 1995   DECEMBER 31, 1994
                                      -------------  -------------------
                                                (IN THOUSANDS)


Raw materials, supplies, and parts          $ 9,381              $ 9,112
Finished goods and work-in-process            3,957                3,125
                                            -------              -------
                                            $13,338              $12,237
                                            =======              =======


4. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                                   PREDECESSOR COMPANY
                                 JUNE 30, 1995  DECEMBER 31, 1994   DECEMBER 31, 1994
                                 -------------  -----------------  -------------------
                                                       (IN THOUSANDS)

Exchanges payable                      $ 1,495       $                   $ 1,492
Payroll, benefits and pension            2,707              -              4,299
Interest and bank fees                   3,840              -              2,454
Other accrued liabilities               10,048            130              8,303
                                       -------           ----            -------
                                       $18,090           $130            $16,548
                                       =======           ====            =======

Exchanges payable result from exchange product transactions which are entered into between the Company and other producers that manufacture homogeneous products, whereby other producers ship product on behalf of the Company to its customers. These exchanges, which are recorded as payables, generally are settled by the Company's shipment of product to such producers' customers.

5.  PENSION AND OTHER EMPLOYEE BENEFITS

Annual pension costs and liabilities for the Company under its two defined-benefit plans are determined by actuaries using various methods and assumptions. For purposes of determining annual expenses and funding contributions, the following assumptions were used for the year ended December 31:


                                          PREDECESSOR COMPANY 1994
                                          -------------------------

Rate of return on plan assets                       8.0%
Discount rate                                       7.5%
Annual compensation increase                        5.0%


Pension expense was comprised of:


                                            PREDECESSOR COMPANY
                                             DECEMBER 31, 1994
                                          ------------------------
                                               (IN THOUSANDS)

Service cost                                       $  571
Interest cost                                         770
Return on plan assets                                (537)
Amortization of prior service cost and
 other                                                225
                                                   ------
                                                   $1,029
                                                   ======

The actuarial present value of accumulated benefit obligations is:


                                            PREDECESSOR COMPANY
                                             DECEMBER 31, 1994
                                          ------------------------
                                               (IN THOUSANDS)

Vested                                            $7,919
Nonvested                                          1,444
                                                  ------
                                                  $9,363
                                                  ======

The reconciliation of the funded status of the plans is:

                                                 PREDECESSOR COMPANY
                                                  DECEMBER  31, 1994
                                                 --------------------
                                                   (IN THOUSANDS)

Projected benefit obligation                          $11,420
Plan assets at fair value                               7,340
                                                      -------
Projected benefit obligation in excess
 of plan assets                                         4,080
Unrecognized gain                                         592
Unrecognized prior service cost                           (17)
                                                      -------
Pension obligation                                    $ 4,655
                                                      =======

Approximately $49,000 was contributed to defined-contribution savings plans for the three months and six months ended June 30, 1995.

In addition to providing pension benefits, one of the Company's subsidiaries provides certain health care and life insurance benefits for retired employees. Substantially all of the subsidiary's employees may become eligible for those benefits if they reach normal retirement age while working for the subsidiary.

The following table presents the plan's funded status reconciled with amounts recognized in the Company's balance sheet:


                                               PREDECESSOR COMPANY
                                                DECEMBER  31, 1994
                                               --------------------
                                                  (IN THOUSANDS)
Accumulated postretirement benefit
 obligation:
    Retirees                                          $(1,843)
    Fully eligible active plan
     participants                                      (2,103)
    Other active plan participants                     (3,758)
                                                      -------
                                                       (7,704)
Unrecognized net loss                                     828
Unrecognized transition obligation                        385
                                                      -------
Accrued postretirement benefit cost                   $(6,491)
                                                      =======
Net periodic postretirement benefit
 cost includes the following
    components:
          Service cost                                $   324
          Interest cost                                   519
Amortization of transition obligation                      32
 over 20 years                                        -------
Net periodic postretirement benefit cost              $   875
                                                      =======

The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 10.5% for 1995 and is assumed to decrease gradually to 6% for 2010 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $633,000 and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for 1994 by $82,000.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at December 31, 1994.

6.  BANK CREDIT FACILITY

In April 1995, Pioneer entered into a credit agreement, which provides for a three year Bank Credit Facility with Bank of America, Illinois ("BAI") due April 20, 1998. Pioneer may borrow up to $30.0 million, subject to certain borrowing base limitations. At June 30, 1995, approximately $3.0 million was owed under the Bank Credit Facility. The revolving loan bears interest at a rate equal to, at Pioneer's option, (i) the reference rate set by BAI or (ii) the LIBOR Base Rate. At June 30, 1995, Pioneer utilized the reference rate set by BAI of 9%. The Bank Credit Facility requires Pioneer to pay a fee equal to one-half of one percent per annum on the total unused balance. Indebtedness outstanding under the Bank Credit Facility is collateralized by a security interest in all of Pioneer's inventory, accounts receivable and certain other assets. Up to $6 million of the Borrowing Base, as defined in the Bank Credit Facility, can be utilized for letters of credit. The Borrowing Base at June 30, 1995 was approximately $22 million. After consideration of the outstanding letters of credit of approximately $2.7 million and the use of the revolver of $3.0 million, the unused availability of the Borrowing Base was approximately $16.3 million at June 30, 1995.

The Bank Credit Facility contains restrictive covenants that, among other things and under certain conditions, limit the ability of Pioneer to incur additional indebtedness, to issue preferred stock, to acquire or dispose of assets or operations, to make capital expenditures and to pay dividends or redeem shares of stock.

7.  13 3/8% SENIOR NOTES DUE 2005

In April 1995, PAAC issued and sold $135 million of Senior Notes. Interest is payable on April 1 and October 1 of each year. The Senior Notes are senior secured obligations of PAAC, ranking senior in right of payment to all subordinated indebtedness of PAAC (including the Seller Notes) and pari passu in right of payment with each other and with all existing and future senior indebtedness, including indebtedness under the Bank Credit Facility.

PAAC has agreed to file a Registration Statement with the Securities and Exchange Commission pursuant to which it will propose to offer to exchange (the "Exchange Offer") up to $135 million aggregate principal amount of 13 3/8% Senior Notes due 2005 (the "Exchange Notes") for up to $135 million aggregate principal amount of its outstanding Senior Notes. PAAC expects to secure the Senior Notes with first mortgage liens on certain Pioneer manufacturing facilities prior to the effectiveness of such Registration Statement. If the Registration Statement becomes effective and PAAC proceeds with the Exchange Offer, the terms of the Exchange Notes and Senior Notes will be substantially identical, except that the Exchange Notes will be freely transferable subject to certain provisions. If the Registration Statement is not declared effective by August 13, 1995 or the Exchange Offer is not consummated by September 12, 1995 (each, a "Registration Default"), the interest rate borne by the Senior Notes will be increased by 25 basis points per annum for the 90-day period following such Registration Default. Such interest rate will increase by an additional 25 basis points per annum at the beginning of each subsequent 90-day period, up to a maximum aggregate increase of 150 basis points per annum. PAAC does not expect that the Registration Statement will be declared effective by August 13, 1995 or that the Exchange Offer will be consummated by September 12, 1995. If, subsequently, such Registration Default is cured, the interest rate borne by the Senior Notes will be reduced by the amount of any such increase.


The Senior Notes are redeemable at PAAC's option on and after April 1, 2000. In addition, PAAC may also redeem at its option at any time prior to April 1, 1998 up to $35.0 million of the Senior Notes at 113% of the principal amount thereof with funds raised in a public offering of common stock of PAAC or of common stock of PCI to the extent such proceeds are contributed to PAAC. Upon a change of control, as defined in the Senior Notes' indenture, PAAC will be required to offer to repurchase the Senior Notes at a purchase price equal to 101%.

The Senior Notes contain restrictive covenants that, among other things and under certain conditions, limit the ability of PAAC to incur additional indebtedness, to issue preferred stock, to acquire or dispose of assets or operations, to make capital expenditures and to pay dividends or redeem shares of stock.

8.  SELLER NOTES

At the Closing of the Acquisition, the Company delivered to the Sellers, Seller Notes in the aggregate principal amount of $11.5 million, after adjustments resulting from terms and conditions defined in the Acquisition Agreement. Interest on the Seller Notes is payable at a rate of 8% per annum on a quarterly basis. The principal is payable in five equal annual installments commencing on April 20, 2001.

The Seller Notes contain restrictive covenants that, among other things and under certain conditions, limit the ability of the Company to incur additional indebtedness, to issue preferred stock, to acquire or dispose of assets or operations, to make capital expenditures and to pay dividends or redeem shares of stock.

9.  COMMITMENTS AND CONTINGENCIES

LETTERS OF CREDIT

At June 30, 1995, the Company had letters of credit and performance bonds outstanding of approximately $2,713,000 and $6,665,000, respectively. These letters of credit and performance bonds were issued for the benefit of customers under sales agreements securing delivery of products sold and as guaranties for payment of certain utility and regulatory liabilities. The letters of credit expire at various dates during 1995 and 1996.

PURCHASE COMMITMENTS

One of the Company's subsidiaries has committed to purchase electrical power and transmission services for its chlor alkali plants through September 30, 2017. At the current base price, allocated capacity, and allocated energy per the contract terms, this commitment would approximate $5,020,000 for the last six months of 1995; $2,546,000 for each of the years 1996 through 2000; $1,261,000 for each of the years 2001 through 2008; and $1,017,000 for each of the years 2009 through 2017. The allocated capacity is subject to adjustment for other priority users. The subsidiary purchased approximately $3,604,000 in electrical power and transmission services for the three months and six months ended June 30, 1995.

In addition, the subsidiary has committed to purchase salt used in the production process under contracts which continue through December 31, 2003. Based on the contract terms, a minimum of 278,000 tons of salt are to be purchased in the last six months of 1995; 442,000 tons in 1996 and 1997; 279,000 tons in 1998; and 225,000 tons in years 1999 through 2003. The future minimum salt commitments are as follows (in thousands):


Period from July 1, 1995 through
 December 31, 1995                         $2,794
1996                                        4,172
1997                                        4,305
1998                                        2,377
1999                                        1,753
Thereafter                                  7,277

The subsidiary purchased approximately $1.7 million of salt for the three months and six months ended June 30, 1995. Substantially all of the salt has been used in production during the three months and six months ended June 30, 1995 and therefore has been included in cost of sales.

OPERATING LEASES

The Company and its subsidiaries lease certain of their manufacturing and distribution facilities, computer equipment, and administrative offices under noncancelable leases. Minimum future rental payments on such leases with terms in excess of one year in effect at June 30, 1995 are (in thousands):


Period from July 1, 1995 through
 December 31, 1995                         $3,708
1996                                        6,291
1997                                        5,589
1998                                        4,556
1999                                        3,906
Thereafter                                  1,712

Lease expense charged to operations for the three months and six months ended June 30, 1995 was approximately $1.4 million.

SALES COMMITMENTS

Pioneer has a sales contract with a customer which requires Pioneer to sell and the customer to purchase amounts of chlorine and caustic soda of not less than the percentage of the customer's use of chlorine and caustic soda supplied by Pioneer in the 12-month period ended July 31, 1987 (base period). Pioneer supplied approximately 91,000 tons of chlorine and 21,000 tons of caustic soda in the base period. The contract, which expires on December 31, 1997, states that the sales price will not be less than Pioneer's standard cost as calculated based on 1987 amounts and adjusted thereafter for price changes for raw materials and changes in other costs as reflected in the producer price index.

LITIGATION

Pioneer settled litigation with an insurance company in December 1992 relating to claims resulting from a chlorine release in 1991. In accordance with the settlement, the insurance company paid Pioneer $2.1 million relating to claims paid by Pioneer prior to November 1, 1992 and agreed to pay Pioneer (a) upon proof of same, $100,000 relative to claims and expenses incurred after July 31, 1992 but prior to November 1, 1992 and (b) all claims after November 1, 1992 until an aggregate total of $3.8 million had been paid. As of April 20, 1995, a total of approximately $3.8 million in claims had been paid. It is the opinion of management, based on advice of counsel, that the ultimate resolution of this contingency, to the extent not previously provided for, will not have a material effect on the consolidated financial statements of the Company.

During 1993, one of Pioneer's subsidiaries, Imperial West, was awarded $1.38 million as the result of a breach of contract claim it asserted against the lessor of one of Imperial West's plants. The judgment has been appealed and the consolidated financial statements do not include any receivable for the award that could result from the judgment. The lessor subsequently filed suit alleging that Imperial West is required to remediate alleged contamination prior to the termination of the lease in July 1995. The parties have agreed to settle that action under terms which will require (i) Imperial West to pay the lessor $900,000 upon the termination of the lease, and (ii) the lessor to transfer title to the property to Imperial West. In addition, Imperial West has agreed to indemnify the lessor against any future environmental liability with respect to the property. The settlement will not affect the appeal pending with respect to the breach of contract judgment. Certain insurers have agreed to pay a portion of Imperial West's defense costs in connection with the subsequent lawsuit by the lessor. Imperial West is pursuing a claim for contribution from the insurers with respect to the cost incurred in settling the action.

In October 1994, the trustee in the bankruptcy of a company which was a customer of Pioneer filed suit against Pioneer, seeking the recovery of up to $2.2 million in payments made to Pioneer on a basis which the trustee alleges were preferential to other creditors' claims. Management has been advised by counsel that the range of any loss which may be incurred as the result of the suit will be substantially below the amount claimed, and Pioneer is vigorously contesting the action. The Company has established a reserve consistent with its estimate of its liability related to such transactions.

The Company and its subsidiaries are parties to other legal proceedings and potential claims arising in the ordinary course of their businesses. In the opinion of management, the Company and its subsidiaries have adequate legal defenses and/or insurance coverage with respect to these matters and management does not believe that they will materially affect the Company's operations or financial position.

10.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                              PREDECESSOR COMPANY
                                          JUNE 30, 1995        DECEMBER 31, 1994
                                          -------------       -------------------
                                                    (IN THOUSANDS)
Deferred tax liabilities:
    Book basis in excess of tax
     basis of property, plant and
     equipment                                  $21,660               $19,964
    Investment in BII and VVLC                        -                 6,509
    Other - net                                   1,981                 5,585
                                                -------               -------
Total deferred tax liabilities                   23,641                32,058
Deferred tax assets:
    OPEB obligation                               3,492                 2,499
    Pension liability                             1,875                 1,885
    Bad debt provision                              734                   784
    Net operating loss carry forward             27,164                     -
    Other accrued liabilities                     5,000                 4,310
                                                -------               -------
Total deferred tax assets                        38,265                 9,478
Valuation allowance for deferred tax             14,624                     -
 assets                                         -------               -------
Net deferred tax assets                          23,641                 9,478
                                                -------               -------
Net deferred tax liabilities                    $     -               $22,580
                                                =======               =======


Significant components of the provision (benefit) for income taxes are as follows:


                  SIX MONTHS ENDED   PREDECESSOR COMPANY
                    JUNE 30, 1995     DECEMBER 31, 1994
                  -----------------  -------------------
                            (IN THOUSANDS)
Current:
    Federal            $  561                 $ 3,930
    State                 359                     568
                       ------                 -------
Total current             920                   4,498
Deferred:
    Federal              (143)                 (1,010)
    State                (149)                   (246)
                       ------                 -------
Total deferred           (292)                 (1,256)
                       ------                 -------
                       $  628                 $ 3,242
                       ======                 =======


The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is presented below. Other net increases to income tax expense are primarily due to amortization of excess cost over fair value of net assets acquired and certain acquisition costs that are not deductible for income tax purposes.

                                             SIX MONTHS ENDED            PREDECESSOR COMPANY
                                               JUNE 30, 1995              DECEMBER 31, 1994
                                        ---------------------------  ----------------------------
                                            AMOUNT       PERCENTAGE      AMOUNT       PERCENTAGE
                                        ---------------  ----------  ---------------  -----------
                                        (IN THOUSANDS)                      (IN THOUSANDS)
Tax at U.S. statutory rates                  $220             35%          $2,936           35%
State income taxes, net of
    federal tax benefit                        25              4               321            4
Amortization of excess cost over the
    fair value of net assets acquired         340             54                  -            -
Other, net                                     43              7               (15)           -
                                             ----            ---            ------           --
                                             $628            100%           $3,242           39%
                                             ====            ===            ======           ==

At June 30, 1995, PCI had available to it on a consolidated tax return basis approximately $77 million of net operating loss carryforward ("NOL") for income tax reporting purposes (expiring 2003 to 2010). The NOL is available for offset against future taxable income if generated during the carryforward period.

The Internal Revenue Code limits the amount of a corporation's NOL's that may be used each year to offset future income after an "ownership change" (as defined). PCI does not believe that either the reorganization resulting from certain previous Chapter 11 proceedings or the Acquisition resulted in an ownership change.

Upon adoption of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," PCI established a deferred tax asset based upon the future utilization of the net operating loss carryforward. However, since PCI had no operating subsidiaries at December 31, 1994 with which to generate taxable income, a 100% valuation reserve was recorded against this asset. Due to the reorganization, any future utilization of this NOL by PCI will be recognized as an increase to additional paid-in capital. Approximately $13.6 million was recognized as an increase to additional paid-in capital at April 20, 1995.

11.   OTHER LONG-TERM LIABILITIES - ENVIRONMENTAL

The Company's operations are subject to extensive environmental laws and regulations related to protection of the environment, including those applicable to waste management, discharge of pollutants into the air and water, clean-up liability from historical waste disposal practices, and employee health and safety. The Company believes that it is in substantial compliance with existing governmental regulations.

In connection with the October, 1988, acquisition of the chlor alkali business by the Predecessor Company, ICI Delaware Holdings, Inc. ("ICI") and ICI Americas, Inc. ("ICI Americas") (such companies or their successors, the "ZENECA Companies") agreed to indemnify the Predecessor Company for certain environmental liabilities (the "ZENECA Indemnity"), including liabilities associated with operations at the Company's plant located in Henderson, Nevada (the "Henderson Plant"). In general, the ZENECA Companies agreed to indemnify the Predecessor Company from environmental costs which arise from or relate to pre-closing actions which involved disposal, discharge, or release of materials resulting from non-chlor alkali manufacturing operations at the Henderson Plant and at other properties within the same industrial complex. Payments under the indemnity cannot exceed approximately $65 million.

Due to the Acquisition of the Predecessor Company by PAAC, the ZENECA Indemnity will terminate on April 20, 1999, four years after consummation of the Acquisition. The ZENECA Indemnity will continue to cover claims after the expiration of the term of the indemnity provided that, prior to the expiration of the indemnity, proper notice to the ZENECA Companies is given and the Company has taken certain other actions. The Company believes that the ZENECA Companies will continue to honor their obligations under the ZENECA Indemnity for claims properly presented by the Company. It is possible, however, that disputes could arise between the parties and that the Company would have to subject its claims for clean-up expenses, which could be substantial, to the contractually established arbitration process.

In the Acquisition Agreement, the Sellers have agreed to indemnify PCI, PAAC and their affiliates for certain environmental liabilities that result from certain discharges of hazardous materials, or violations of environmental laws, arising prior to April 20, 1995 (the "Closing Date") from or relating to the Pioneer plant sites or arising before or after the Closing Date with respect to certain environmental liabilities relating to the Contingent Payment Properties ("Sellers' Indemnity"). Amounts payable pursuant to the Sellers' Indemnity will generally be payable as follows: (i) out of certain reserves established on Pioneer's balance sheet at December 31, 1994; (ii) either by offset against the amounts payable under the Seller Notes or from amounts held pursuant to the Contingent Payment Agreement, and (iii) in certain circumstances and subject to specified limitations, out of the personal assets of the Sellers. Subject to certain exceptions and limitations set forth in the Acquisition Agreement, a claim notice with respect to amounts payable pursuant to the Sellers' Indemnity must generally be given within 15 years after the Closing Date. The Company is required to reimburse the Sellers for amounts paid under the Sellers' Indemnity with amounts recovered under the ZENECA Indemnity or from other third parties. The Company and the Sellers have agreed that they will cooperate in matters relating to the ZENECA Indemnity.

Liabilities related to environmental matters are recorded when site restoration and environmental remediation and clean-up obligations are either known or considered probable and are reasonably determinable. The liabilities are based upon all available facts, existing technology, past experience and cost-sharing arrangements, including the viability of other parties. Charges made against income for recurring environmental matters, included in "cost of sales" on the statements of operations, and capital expenditures for environmental related matters at existing facilities were immaterial for the three months and six months ended June 30, 1995. Future environmental-related capital expenditures will depend upon regulatory requirements, as well as timing related to obtaining necessary permits and approvals.

Estimates of future environmental restoration and remediation costs are inherently imprecise due to currently unknown factors such as the magnitude of possible contamination, the timing and extent of such restoration and remediation, the extent to which such costs are recoverable from third parties, and the extent to which environmental laws and regulations may change in the future. The Predecessor Company established a reserve of approximately $9.0 million at the time of its acquisition of its Henderson, Nevada and St. Gabriel, Louisiana facilities with respect to potential remediation costs relating to matters not covered by the ZENECA Indemnity, consisting primarily of remediation costs that may be incurred by Pioneer for chlor alkali-related remediation of the Henderson and St. Gabriel facilities. The recorded accrual includes certain amounts related to anticipated closure and post-closure actions that may be required when operation of the present chlor alkali plants ceases. However, a complete analysis and study have not been completed and therefore additional future charges may be recorded at the time a decision for closure is made.

In 1994, the Predecessor Company recorded an additional $3.2 million environmental reserve related to pre-closing actions at sites that are the responsibility of the ZENECA Companies. Other assets include an account receivable of the same amount from the ZENECA Companies. Certain other environmental matters exist for which the Company has not determined the specific strategy for or cost of remediation. It is possible that additional costs, depending on the final choice of remediation strategies, may be incurred in the future. As additional information becomes available, changes in the estimates of liabilities will be recorded. If such costs are incurred, additional annual operating and maintenance costs may also be required. The Company believes it will be reimbursed by the ZENECA Companies for substantially all of such costs that are incurred at the Henderson Plant and BII properties. Additionally, certain other environmental matters exist which have been assumed directly by the ZENECA Companies. No assurance can be given that actual costs will not exceed accrued amounts or the amounts currently estimated. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Further, there can be no assurance that additional environmental matters will not arise in the future.

12.  RELATED PARTY TRANSACTIONS

The Company has a 15% partnership interest in Saguaro Power Company ("Saguaro"), which owns a cogeneration plant located in Henderson, Nevada. The Company sells certain services to and purchases steam from Saguaro at market prices. Balances with Saguaro are as follows:

                         SIX MONTHS
                           ENDED      PREDECESSOR COMPANY
                          JUNE 30         YEAR ENDED
                            1995       DECEMBER 31, 1994
                         ----------   -------------------
                                 (IN THOUSANDS)

Sales to Saguaro           $ 223             $1,295
Purchases from Saguaro       370              2,097
Due from Saguaro              90                116
Due to Saguaro               313                186

The Company received a distribution of partnership income of $150,000 from Saguaro during the six months ended June 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

This item will discuss and analyze the financial condition of the Company at June 30, 1995 and the results of operations of the Company for the three months and six months ended June 30, 1995 and the Predecessor Company for the three months and six months ended June 30, 1994. For comparative purposes the Company's results of operations for the three months ended June 30, 1995 include the Predecessor Company's operating results from April 1, 1995 through April 20, 1995 and the Company's operating results for the six months ended June 30, 1995 include the Predecessor Company's operating results from January 1, 1995 through April 20, 1995. The Predecessor Company's operating results for both periods exclude $1.0 million of transaction costs related to the Acquisition. The Company believes that this provides a meaningful basis for comparison.

The following table sets forth certain operating data of the Company for the periods indicated as adjusted for comparative purposes as discussed above.


                                                                                                          PREDECESSOR
                                                                PREDECESSOR                                 COMPANY
                               THREE MONTHS  THREE MONTHS         COMPANY        SIX MONTHS  SIX MONTHS    SIX MONTHS
                                  ENDED          ENDED      THREE MONTHS ENDED     ENDED        ENDED        ENDED
                                 JUNE 30        JUNE 30           JUNE 30         JUNE 30      JUNE 30      JUNE 30
                                   1995          1994              1994             1995        1994          1994
                               ------------  -------------  -------------------  ----------  -----------  ------------
                                                                   (IN THOUSANDS)
Revenues                            $46,411  $          -             $ 39,128      $94,253  $        -      $ 73,355
Cost of sales                        31,674             -               33,500       62,302           -        63,411
Cost of sales - acquisition
   related inventory step
   up                                 1,671             -                    -        1,671           -             -
Selling, general and
   administrative expenses            7,364            93                5,290       12,788         119         9,815
Interest                              4,107            (5)               1,684        5,477          (5)        3,245
Other income/(expense)                  392             -                  330        1,206           -          (316)
                                    -------         -----             --------      -------      ------      --------

Income (loss) before
     income taxes and
     extraordinary item               1,987           (88)              (1,016)      13,221        (114)       (3,432)
Provision (benefit) for
     income taxes                     1,184             -                 (356)       5,437           -        (1,224)
                                    -------         -----             --------      -------      ------      --------
Net income (loss) before
   extraordinary expense                803           (88)                (660)       7,784        (114)       (2,208)
Extraordinary expense                     -             -                    -        3,420           -             -
                                    -------         -----             --------      -------      ------      --------

Net income (loss)                   $   803         $ (88)            $   (660)     $ 4,364      $ (114)     $ (2,208)
                                    =======         =====             ========      =======      ======      ========

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO SIX MONTHS ENDED JUNE 30, 1994

REVENUES

Revenues increased by $20.9 million or 28% to $94.3 million for the six months ended June 30, 1995 from $73.4 million for the six months ended June 30, 1994. This increase was primarily due to a $16.1 million increase in chlor-alkali sales, a result of industry-wide strengthening of electrochemical unit ("ECU") prices. The six month average ECU price at June 30, 1995 increased 47% over the same period in 1994. In addition, in May 1994, the Predecessor Company acquired an entity which contributed approximately $5.1 million in revenues during the first six months of 1995 compared to $1.8 million in 1994.

COST OF SALES

Cost of sales increased by $0.6 million or 1% to $64.0 million for the six months ended June 30, 1995 from $63.4 million for the six months ended June 30, 1994. This increase represented primarily the $1.0 million impact of an acquisition by the Predecessor Company in May 1994, annual performance raises and associated benefits costs of $2.5 million, higher operating and maintenance material costs of $1.5 million due to an increase in non-critical scheduled maintenance, net of capitalized maintenance costs and additional miscellaneous items. Additionally, $1.7 million was charged to cost of sales due to the acquisition related inventory step up. These increases were partially offset by $6.3 million of lower raw material costs, purchases and exchange activity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased by $3.0 million or 31% to $12.8 million for the six months ended June 30, 1995 from $9.8 million for the six months ended June 30, 1994. This increase was primarily the result of a $1.3 million impact of an acquisition by the Predecessor Company in May 1994, $0.4 million of increased outside services, and $0.8 million of increased amortization as a result of the Acquisition.

INTEREST

Interest expense increased by $2.2 million or 67% to $5.5 million for the six months ended June 30, 1995 from $3.3 million for the six months ended June 30, 1994. This increase was a result of debt incurred in connection with the Acquisition.

INCOME BEFORE TAXES AND EXTRAORDINARY ITEM

As a result of the above, net income before taxes and extraordinary expense increased $16.6 million to $13.2 million of income for the six months ended June 30, 1995 from a $3.4 million loss for the six months ended June 30, 1994.

EXTRAORDINARY ITEM

An extraordinary expense of $3.4 million net of income taxes of $2.1 million for the six months ended June 30, 1995 was due to costs incurred, and previously capitalized costs written off, pertaining to debt refinanced by the Predecessor Company in the 1995 period prior to the Acquisition.

THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE MONTHS ENDED JUNE 30, 1994

REVENUES

Revenues increased by $7.3 million or 19% to $46.4 million for the three months ended June 30, 1995 from $39.1 million for the three months ended June 30, 1994. This increase was primarily due to a $5.7 million increase in chlor-alkali sales, a result of industry-wide strengthening of ECU prices. The three month average ECU price at June 30, 1995 increased 44% over the same period in 1994. In addition, in May 1994, the Predecessor Company acquired an entity which contributed approximately $3.2 million in revenues during 1995 compared to $1.8 million in 1994.

COST OF SALES

Cost of sales decreased by $0.2 million to $33.3 million for the three months ended June 30, 1995 from $33.5 million for the three months ended June 30, 1994. This decrease was primarily a result of $4.2 million of lower raw material costs, purchases and exchange activity, partially offset by the $1.0 million impact of an acquisition by the Predecessor Company in May 1994, higher salaries and fringe benefits of $1.5 million and additional miscellaneous items. Additionally, $1.7 million was charged to cost of sales due to the Acquisition related inventory step up.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased by $2.1 million or 40% to $7.4 million for the three months ended June 30, 1995 from $5.3 million for the three months ended June 30, 1994. This increase was primarily the result of a $0.5 million impact of an acquisition by the Predecessor Company in May 1994, $0.7 million of increased outside services, and $0.3 million of increased amortization as a result of the Acquisition.

INTEREST

Interest expense increased $2.4 million or 141% to $4.1 million for the three months ended June 30, 1995 from $1.7 million for the three months ended June 30, 1994. This increase was a result of debt due to the Acquisition.

INCOME BEFORE TAXES AND EXTRAORDINARY ITEM

As a result of the above, net income before taxes and extraordinary expense increased $3.0 million to $2.0 million for the three months ended June 30, 1995 from a $1.0 million loss for the three months ended June 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

A subsidiary of the Company has entered into a Bank Credit Facility, which provides for borrowings of up to $30.0 million subject to borrowing base limitations that relate to the level of accounts receivable and inventory of the Company's subsidiaries. The Bank Credit Facility is secured by the accounts receivable and inventory of the Company's subsidiaries and certain other collateral. It has a term of three years and bears interest at a rate equal to at the Company's option (i) the reference rate set by the Bank or (ii) the LIBOR Base Rate.

The Company estimates that cash flow from current levels of operations, together with the availability under the Bank Credit Facility, will be adequate to make required payments of principal and interest on the outstanding indebtedness as well as to fund capital expenditures.

The Company incurred $3.3 million of capital expenditures for the three months and six months ended June 30, 1995, and anticipates capital expenditures for 1995 to be approximately $12 million, including approximately $4.5 million for environmental compliance matters.

ENVIRONMENTAL REGULATION

Liabilities are recorded when site restoration and environmental remediation and clean-up obligations are either known or considered probable and are reasonably determinable. The liabilities are based upon all available facts, existing technology, past experience and cost-sharing arrangements, including the viability of other parties. Charges made against income for recurring environmental matters, included in "cost of sales" on the statements of operations and capital expenditures for environmental related matters at existing facilities were immaterial for the three months and six months ended June 30, 1995. Future environmental-related capital expenditures will depend upon regulatory requirements, as well as timing related to obtaining necessary permits and approvals.

                          PART II - OTHER INFORMATION
Item 2   Changes in Securities

     The Seller Notes contain restrictive covenants that, among other things and under certain conditions, limit the ability of the Company to incur additional indebtedness, to issue preferred stock, to acquire or dispose of assets or operations, to make capital expenditures and to pay dividends or redeem shares of stock.

Item 6           Exhibits and Reports on Form 8-K

                 (a) Exhibits
                      4.1 Indenture, dated as of April 1, 1995, by and among Pioneer Americas Acquisition Corp., the Subsidiary Guarantors and IBJ Schroder Bank & Trust Company, as trustee, relating to $135,000,000 principal amount of 13 3/8% Senior Notes due 2005, including form of Senior Note and Guarantee.

                      4.2(a) Loan and Security Agreement, dated as of April 12, 1995, by and among Pioneer Americas, Inc. and certain other Subsidiary Guarantors, the lenders party thereto and Bank of America Illinois, as Agent (the "Bank Credit Agreement").

                      4.2(b) Master Corporate Guaranty, dated April 12, 1995, executed by each of the Subsidiary Guarantors party thereto, as guarantor, respectively, in favor of Bank of America Illinois, as Agent, for the ratable benefit of the lenders, guaranteeing the obligations of one another under the Bank Credit Agreement.

                      4.2(c) Master Security Agreement, dated April 12, 1995, executed by each of the Subsidiary Guarantors party thereto, as debtor, respectively, in favor of Bank of America Illinois, as Agent, for the ratable benefit of the lenders.

                     10.1 Employment Agreement, dated April 20, 1995, between the Registrant (formerly GEV Corporation) and Richard C. Kellogg, Jr.

                     10.2 Employment Agreement, dated April 12, 1995, between Pioneer Americas, Inc. and Frans G.J. Speets.

                     27       Financial Data Schedule

                 (b)     Reports on Form 8-K
                         During the quarter ended June 30, 1995 Registrant filed a current report on Form 8-K, as amended by a Form 8-K/A, which announced that on April 20, 1995 Registrant had acquired the outstanding stock and other common equity interests of Pioneer Americas, Inc., a Delaware corporation.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PIONEER COMPANIES, INC.



Date:  August 14, 1995        By:       /s/ George T. Henning, Jr.
                                        ----------------------------------------
                              Name:
                              Title:    Chief Financial
                                        Officer and Treasurer

                                 EXHIBIT INDEX

  Exhibit
  -------
    4.1 Indenture, dated as of April 1, 1995, by and among Pioneer Americas Acquisition Corp., the Subsidiary Guarantors and IBJ Schroder Bank & Trust Company, as trustee, relating to $135,000,000 principal amount of 13 3/8% Senior Notes due 2005, including form of Senior Note and Guarantee.

    4.2(a) Loan and Security Agreement, dated as of April 12, 1995, by and among Pioneer Americas, Inc. and certain other Subsidiary Guarantors, the lenders party thereto and Bank of America Illinois, as Agent (the "Bank Credit Agreement").

    4.2(b) Master Corporate Guaranty, dated April 12, 1995, executed by each of the Subsidiary Guarantors party thereto, as guarantor, respectively, in favor of Bank of America Illinois, as Agent, for the ratable benefit of the lenders, guaranteeing the obligations of one another under the Bank Credit Agreement.

    4.2(c) Master Security Agreement, dated April 12, 1995, executed by each of the Subsidiary Guarantors party thereto, as debtor, respectively, in favor of Bank of America Illinois, as Agent, for the ratable benefit of the lenders.

   10.1 Employment Agreement, dated April 20, 1995, between the Registrant (formerly GEV Corporation) and Richard C. Kellogg, Jr.

   10.2           Employment Agreement, dated April 12,
                  1995, between Pioneer Americas, Inc. and
                  Frans G.J. Speets.

   27             Financial Data Schedule