Form 10-Q
period 1995-09-30
PIONEER COMPANIES INC
filed 1995-11-14
CIK 830141

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)


               /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________________ TO ___________________
COMMISSION FILE NUMBER 1-9859

                            PIONEER COMPANIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                   06-1215192
(STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

      4200 NATIONSBANK CENTER, 700 LOUISIANA STREET, HOUSTON, TEXAS 77002
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (713) 225-3831
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                     165 MASON STREET, GREENWICH, CT 06830

              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /x/   No / /

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of Common Shares outstanding at November 13, 1995: 7,883,593 of Class A and 655,199 of Class B, both reflecting the one-for-four reverse stock split effective April 27, 1995. Exhibit index located at sequential page No. 29.

                               TABLE OF CONTENTS

                                         PART I--FINANCIAL INFORMATION
                                                                                                               Page
                                                                                                               ----
Item 1.   Consolidated Financial Statements
  /x/         Consolidated Balance Sheets -- September 30, 1995, December 31, 1994 and Predecessor
                Company December 31, 1994                                                                        3
  /x/         Consolidated Statements of Operations -- Three Months Ended September 30, 1995 and 1994,
                Nine Months Ended September 30, 1995 and 1994 and Predecessor Company Three Months Ended
                September 30, 1994 and Nine Months Ended September 30, 1994.                                     5


  /x/         Consolidated Statements of Cash Flows -- Nine Months Ended September 30, 1995 and 1994 and
                Predecessor Company Nine Months Ended September 30, 1994                                         6

  /x/         Notes to Consolidated Financial Statements                                                         8
Item 2.   Management's Discussions and Analysis of Financial Condition and Results of Operations                22

                                         PART II--OTHER INFORMATION
Item 2.    Changes in Securities                                                                                26
Item 5.    Other Information                                                                                    26
Item 6.    Exhibits and Reports on Form 8-K                                                                     26

                         PART I--FINANCIAL INFORMATION

                            PIONEER COMPANIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             |  PREDECESSOR
                                                                             |    COMPANY
                                              SEPTEMBER 30,   DECEMBER 31,   | DECEMBER 31,
                                                   1995           1994       |     1994
                                              --------------  -------------  | -------------
                                                                             |
Assets                                                                       |
Current assets:                                                              |
  Cash and cash equivalents                        $  8,541          $ 880   |    $   3,310
  Accounts receivable, less allowance                                        |
   for doubtful accounts of $1,476 and                                       |
   $2,037 at September 30, 1995 and                                          |
   December 31, 1994 (Predecessor Company)           34,292             --   |       26,169
  Inventories                                        13,291             --   |       12,237
  Prepaid expenses                                    3,230             --   |        1,845
                                                   --------          -----   |    ---------
Total current assets                                 59,354            880   |       43,561
Property, plant and equipment:                                               |
  Land                                                1,711             --   |       11,203
  Buildings and improvements                         13,486             --   |       13,890
  Machinery and equipment                            60,695             71   |      107,857
  Cylinders and tanks                                 4,460             --   |        4,337
  Construction in progress                           10,653             --   |        3,392
                                                   --------          -----   |    ---------
                                                     91,005             71   |      140,679
        Less accumulated depreciation                (5,415)           (39)  |      (56,267)
                                                   --------          -----   |    ---------
                                                     85,590             32   |       84,412
                                                                             |
Investment in Basic Investments, Inc. ("BII")                                |
 and Victory Valley Land Company, L.P. ("VVLC")          --             --   |       17,317
Other assets, net of accumulated                                             |
 amortization of $663 and $11,302 at                                         |
 September 30, 1995 and December 31, 1994                                    |
 (Predecessor Company)                               11,770             --   |        9,197
Excess cost over fair value of net assets                                    |
 acquired, net of accumulated amortization                                   |
 of $2,096 and $2,722 at September 30, 1995                                  |
 and December 31, 1994 (Predecessor Company)        110,255             --   |       10,044
                                                   --------          -----   |    ---------
Total assets                                       $266,969          $ 912   |    $ 164,531
                                                   ========          =====   |    =========

                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                    CONSOLIDATED BALANCE SHEETS--(CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        | PREDECESSOR
                                                                        |   COMPANY
                                          SEPTEMBER 30,  DECEMBER 31,   | DECEMBER 31,
                                              1995           1994       |    1994
                                          -------------  -------------  | ------------
                                                                        |
Liabilities and stockholders' equity                                    |
Current liabilities:                                                    |
      Accounts payable                       $ 17,838       $    20     |   $ 13,104
      Accrued liabilities                      28,059           130     |     16,548
      Returnable deposits                       3,193            --     |      3,423
      Future tax effects                           --            --     |      2,781
      Current maturities of long-term                                   |
       debt                                        --            --     |     12,056
                                             --------       -------     |   --------
Total current liabilities                      49,090           150     |     47,912
                                                                        |
Bank Credit Facility                               --            --     |         --
13-3/8% Mortgage Notes due 2005                135,000           --     |         --
Seller Notes                                   11,463            --     |         --
Long-term debt                                     --            --     |     36,757
Returnable deposits                             3,856            --     |      3,788
Accrued pension and other employee                                      |
 benefits                                      13,712            --     |     10,794
Future tax effects                                 --            --     |     19,799
Other long-term liabilities                    13,215            --     |     13,327
                                                                        |
Commitments and contingencies                                           |
                                                                        |
Redeemable preferred stock                         --            --     |      6,227
Redeemable stock put warrants                      --            --     |      2,825
Stockholders' equity:                                                   |
  Preferred stock: $.01 par value,                                      |
   authorized 10,000,000 shares, none issued                            |
  Common stock:                                                         |
   Class A, $.01 par value, authorized                                  |
    46,000,000 shares, issued and                                       |
    outstanding 7,883,593 at September                                  |
    30, 1995 and 3,768,499 at                                           |
    December 31, 1994                              79            38     |         --
   Class B, $.01 par value, authorized                                  |
    4,000,000 shares, issued and                                        |
    outstanding 655,199 at                                              |
    September 30, 1995 and 769,354 at                                   |
    December 31, 1994, convertible                                      |
    share-for-share into Class A shares             7             8     |         --
   Common stock, $.01 par value, authorized                             |
    3,000,000 shares, issued and outstanding                            |
    1,509,343 at December 31, 1994                 --            --     |         15
   Additional paid-in capital                  38,256         1,869     |      4,186
   Retained earnings (deficit)                  2,291        (1,153)    |     18,901
                                             --------       -------     |   --------
Total stockholders' equity                     40,633           762     |     23,102
                                             --------       -------     |   --------
Total liabilities and stockholders'                                     |
 equity                                      $266,969       $   912     |   $164,531
                                             ========       =======     |   ========


                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                  |  PREDECESSOR    PREDECESSOR
                                                                                  |    COMPANY        COMPANY
                                                                                  |     THREE          NINE
                                         THREE MONTHS ENDED   NINE MONTHS ENDED   |    MONTHS         MONTHS
                                            SEPTEMBER 30,       SEPTEMBER 30,     |     ENDED          ENDED
                                         -------------------  ------------------  | SEPTEMBER 30,  SEPTEMBER 30,
                                           1995       1994      1995      1994    |     1994           1994
                                         ---------  --------  ---------  -------  | -------------  -------------
                                                                                  |
Revenues                                   $59,248  $    --     $95,653  $   --   |     $49,087       $122,442
                                                                                  |
                                                                                  |
Costs and expenses:                                                               |
  Cost of sales                             39,972       --      64,873      --   |      37,565        100,976
  Cost of sales-acquisition related                                               |
    inventory step-up                           --       --       1,671      --   |          --             --
  Selling, general and administrative        8,446      109      14,187     227   |       6,410         16,225
  Interest expense, net                      4,923    (   5)      8,735     (10)  |       1,671          4,916
Other income, net                               45       --         394      --   |       4,489          4,173
                                           -------   ------     -------  ------   |     -------       --------
Income (loss) before tax                     5,952     (104)      6,581    (217)  |       7,930          4,498
Income tax provision                         2,509       --       3,137      --   |       3,141          1,917
                                           -------   ------     -------  ------   |     -------       --------
                                                                                  |
Net income (loss)                          $ 3,443   $ (104)    $ 3,444  $ (217)  |     $ 4,789       $  2,581
                                           =======   ======     =======  ======   |     =======       ========
                                                                                  |
Net income (loss) per share                   $.40   $( .02)       $.50   $(.05)  |
                                           =======   ======     =======  ======   |
                                                                                  |
Weighted average number of shares                                                 |
 of common stock outstanding                 8,539    4,538       6,928   4,538   |
                                           =======   ======     =======  ======   |

                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               |  PREDECESSOR
                                                               |    COMPANY
                                           NINE MONTHS ENDED   |  NINE MONTHS
                                             SEPTEMBER 30,     |     ENDED
                                          -------------------  | SEPTEMBER 30,
                                             1995      1994    |      1994
                                          ----------  -------  | --------------
                                                               |
Operating activities:                                          |
Net income (loss)                         $   3,444   $ (217)  |    $  2,581
Adjustments to reconcile net income                            |
 (loss) to net cash provided by                                |
 (used in) operating activities:                               |
   Depreciation and amortization              8,090        4   |      10,449
   Provision for bad debts                      255       --   |         862
   Gain on disposal of property, plant                         |
    and equipment                                --       --   |     (   205)
   Provision for SARS                            --       --   |         968
   Equity in earnings of BII & VVLC              --       --   |     (   122)
   Future tax effects                            --       --   |     ( 1,975)
   Utilization of NOL                         1,838       --   |          --
   Changes in operating assets and                             |
    liabilities (net of acquisition):                          |
      Accounts receivable                    (3,839)      75   |     ( 7,403)
      Income taxes receivable                    --       --   |       2,738
      Inventories                             1,254       --   |     (   291)
      Prepaid expenses                       (  865)      --   |         726
      Other assets                           (2,907)      25   |     (   216)
      Accounts payable                       (3,395)      --   |       3,846
      Accrued liabilities                    13,072     (149)  |       3,600
      Returnable deposits                        97       --   |         457
      Other long-term liabilities          (     26)      --   |          19
      Accrued pension and other employee                       |
       benefits                                 616       --   |         946
                                          ---------   ------   |    --------
Total adjustments                            14,190      (45)  |      14,399
                                          ---------   ------   |    --------
Net cash provided by (used in)                                 |
 operating activities                        17,634     (262)  |      16,980
Investing activities:                                          |
  Purchase of Predecessor Company          (154,948)      --   |    (    238)
  Capital expenditures                     (  7,221)      --   |    (  3,541)
  Proceeds from sale of property, plant          --       --   |         665
   and equipment                          ---------   ------   |    --------
Net cash used in investing activities      (162,169)      --   |     ( 3,114)
Financing activities:                                          |
  Payments on revolving credit facility     (27,500)      --   |          --
  Proceeds from borrowings on revolving                        |
   credit facility                           18,500       --   |          --
  Proceeds from borrowings on 13-3/8%                          |          --
   Mortgage Notes due 2005                  135,000       --   |
  Payments on long-term debt                     --       --   |     (66,005)
  Proceeds from borrowings on long-term                        |
   debt                                          --       --   |      58,200
  Proceeds from issuance of common stock     21,037    1,102   |         169
                                          ---------   ------   |    --------
Net cash provided by (used in)                                 |
 financing activities                       147,037    1,102   |     ( 7,636)
                                          ---------   ------   |    --------
Net increase in cash                          2,502      840   |       6,230
Cash at beginning of period                   6,039      104   |       1,769
                                          ---------   ------   |    --------
Cash at end of period                     $   8,541   $  944   |    $  7,999
                                          =========   ======   |    ========

                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                                 (IN THOUSANDS)

                                                              |   PREDECESSOR
                                                              |     COMPANY
                                          NINE MONTHS ENDED   |   NINE MONTHS
                                            SEPTEMBER 30,     |      ENDED
                                          ------------------  |  SEPTEMBER 30,
                                             1995      1994   |      1994
                                          -----------  -----  | --------------
                                                              |
Supplemental disclosures of cash flow                         |
 information:                                                 |
  Cash paid during the period for:                            |
    Interest                               $      32   $  --  |      $2,894
                                           =========   ====== |      ======
    Income taxes                           $   1,051   $  --  |      $  518
                                           =========   ====== |      ======
Supplemental schedule of non cash                             |
 investing and financing activities:                          |
   The allocation of the  purchase                            |
    price is summarized as follows:                           |
      Fair value of assets acquired        $ 270,596          |
      Cash paid for acquisition             (154,948)         |
      Seller Notes issued                    (11,452)         |
      NOL benefit recognized                 (13,600)         |
                                           ---------          |
      Liabilities assumed                  $  90,596          |
                                           =========          |
    In May 1994, the Predecessor                              |
     Company purchased all of the issued                      |
     and outstanding stock of GPS Pool                        |
     Supply, Inc. for $3,492                                  |
     summarized as follows:                                   |
       Fair value of assets acquired                          |      $3,336
       Goodwill                                               |         156
       Cash paid for capital stock                            |      (  238)
                                                              |      ------
       Note balance                                           |      $3,254
                                                              |      ======

                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

  The consolidated balance sheet at September 30, 1995 and consolidated statements of operations and cash flows for all periods are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. All dollar amounts (except per share data) in the tabulations in the notes to the financial statements are stated in thousands of dollars unless otherwise indicated. Operating results for the 1995 interim periods are not necessarily indicative of results to be expected for the year ending December 31, 1995.

  On April 20, 1995, the Company purchased Pioneer Americas, Inc. ("Pioneer" or the "Predecessor Company") which, through its subsidiaries, manufactures chlorine, caustic soda and related products used in a variety of applications including water treatment, plastics, detergents and agricultural chemicals. From January 1, 1994 until April 20, 1995 the Company, which had previously sold its businesses, was actively seeking acquisitions and had no other operations. The consolidated balance sheet of the Predecessor Company at December 31, 1994 represents the balance sheet included in the audited historical financial information of the Predecessor Company that appeared in the Form 8-K and Form 8-K/A of Pioneer Companies, Inc. ("PCI" or the "Company") dated April 20,1995 reporting its acquisition of all of the outstanding stock and other common equity interests of the Predecessor Company.

  The financial information for the periods presented for the Predecessor Company has been prepared by the Company from the accounting records of the Predecessor Company applying the same methodology and assumptions as were applied in the preparation of the audited historical financial information of the Predecessor Company that appeared in the Company's Form 8-K and Form 8-K/A dated April 20, 1995. See such filings for full disclosure of the Predecessor Company's financial position for the periods presented.

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


 Basis of Presentation Effective April 20, 1995

  On March 31, 1995, the registrant's shareholders approved a change in name from GEV Corporation to Pioneer Companies, Inc. This name change was effected in conjunction with the following acquisition:

    On April 20, 1995, pursuant to a Stock Purchase Agreement, dated as of March 24, 1995 (the "Acquisition Agreement"), by and among PCI, Pioneer Americas Acquisition Corp., a newly-formed wholly-owned subsidiary of PCI ("PAAC"), and the holders of the outstanding common stock and other common equity interests (the "Sellers") of the Predecessor Company, PAAC acquired all of such stock and interests (the "Acquisition") for a purchase price equal to the sum of approximately (i) $102 million, paid in cash, (ii) $11.5 million aggregate principal amount of subordinated promissory notes of PCI (the "Seller Notes") and (iii) certain amounts payable pursuant to a Contingent Payment Agreement among PCI, PAAC and the Sellers ("Contingent Payment Agreement") after the closing based upon earnings or proceeds attributable to certain of Pioneer's direct and indirect real estate holdings ("Contingent Payment Properties") which are not necessary for Pioneer's business. In addition, as further consideration for the Acquisition, PAAC paid approximately $51.7 million to retire all outstanding indebtedness of the Predecessor Company, $5.0 million to redeem the Predecessor Company's outstanding preferred stock and $6.3 million of transaction costs for a total purchase price of $176.5 million.

    In connection with the consummation of the Acquisition, (i) PAAC issued and sold $135 million aggregate principal amount of 13-3/8% Mortgage Notes (the "Initial Offering" or "Mortgage Notes"), (ii) PCI issued the Seller
  Notes in exchange for certain of the outstanding shares of Pioneer, which PCI contributed to PAAC, (iii) the Company issued and sold to Interlaken Investment Partners, L.P., a Delaware limited partnership (the "Interlaken Partnership"), 2,840,909 shares of Class A Common Stock of PCI for an aggregate purchase price of $15 million (the "Interlaken Partnership Purchase"), the proceeds of which were contributed to PAAC, (iv) PCI issued and sold to certain employees and directors of the Predecessor Company (collectively, the "Management Investors"), 1,136,363 shares of Class A Common Stock of PCI for an aggregate

                            PIONEER COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

1. BASIS OF PRESENTATION--(Continued)

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

    The Acquisition has been accounted for by the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired of approximately $112 million will be amortized on a straight line basis over periods of up to 25 years. The purchase price allocation is based on preliminary estimates of the fair value of the net assets acquired and liabilities assumed and is subject to adjustment as additional information becomes available. Such information relates principally to appraisals of plant, property and equipment which management expects to obtain as soon as is practical.

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

                  PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                            NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                          ---------------------
                                            1995        1994
                                          ---------  ----------
   Revenue                                $153,501    $122,442
   Depreciation and amortization            13,628      13,027
   Interest expense, net                    14,421      14,137
   Income (loss) before income taxes
    and extraordinary items                 13,340      (5,160)
   Income (loss) before extraordinary
    item                                     7,528      (5,160)
   Extraordinary item, early
    extinguishment of debt (net of
    income tax benefit of $2,140)            3,420          --
   Net income (loss)                         4,108      (5,160)
   Weighted average number of shares of
    common stock outstanding                 8,534       8,277
   Per Share Data
   Income (loss) before extraordinary
    item                                  $    .88    $ (  .62)
   Extraordinary item                        ( .40)         --
   Net income (loss) per share                 .48      (  .62)

  The pro forma combined statements of operations reflect the inclusion of the Predecessor Company's results of operations for the period from January 1, 1995 through April 20, 1995 and for the nine months ended September 30, 1994 as applicable, adjusted for: depreciation and amortization on property, plant and equipment valuation increases of $0.3 million and $0.6 million, excess cost over fair value of net assets acquired and financing costs of $1.6 million and $3.8 million; interest expense on financing in connection with the Acquisition of $5.8 million and $14.1 million; adjustment of the income tax provision of $2.1 million and $1.9 million; and elimination of historical interest expense of $1.7 million and $4.9 million, amortization of excess cost over fair value of net assets acquired and amortization of organization costs of $1.2 million and

                            PIONEER COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


1. BASIS OF PRESENTATION--(Continued)

$1.9 million and equity income from certain real estate investments of $0.2 million and $0.1 million. The results of operations for the nine months ended September 30, 1995 include the effects of an increase to cost of sales due to a step-up in value of inventory in connection with the Acquisition of $1.7 million ($.09 per share.) The September 30, 1994 pro forma information also reflects the elimination of the expense related to special appreciation rights granted to a subordinated debt holder of $1.0 million and contingent bank fees of $1.4 million.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  Periods prior to April 1, 1995 include the accounts of PCI (formerly GEV Corporation). The 1995 financial statements for periods beginning April 1, 1995 include the accounts and operations of PCI since April 1, 1995 and its direct and indirect wholly owned subsidiaries, PAAC and Pioneer, since April 20, 1995. All intercompany accounts and transactions have been eliminated.


 Inventories

  Inventories are valued at the lower of cost or market. Finished goods and work-in-process costs are calculated under the average cost method, which includes appropriate elements of material, labor and manufacturing overhead costs, while the first-in, first-out method is utilized for raw materials, supplies and parts. The results of operations for the nine months ended September 30, 1995 include the effects of an increase to cost of sales due to a step-up in value of inventory in connection with the Acquisition of $1.7 million ($0.11 per share).


 Property, Plant and Equipment

  Depreciation for financial reporting purposes is computed under the straight-line method over the estimated remaining useful lives of the assets.


 Other Assets

  Other assets include amounts for organization costs and deferred financing costs which are being amortized on a straight-line basis over their estimated useful lives. Deferred financing costs are being amortized on a straight-line basis over the term of the related debt. Amortization expense for other assets was approximately $0.4 million and $0.7 million for the three months and nine months ended September 30, 1995.

 Excess Cost Over the Fair Value of Net Assets Acquired

  Excess cost over the fair value of net assets acquired of approximately $112 million is amortized on a straight-line basis over periods of up to 25 years. The carrying value of excess cost over the fair value of net assets acquired is reviewed quarterly and if this review indicates that such excess cost will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of excess cost over the fair value of net assets acquired will be reduced by the estimated shortfall of cash flows. Amortization expense for excess cost over the fair value of net assets acquired was approximately $1.3 million and $2.1 million for the three months and nine months ended September 30, 1995.

                            PIONEER COMPANIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)


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


 Future Tax Effects

  Future tax effects are computed under the provisions of SFAS No. 109 ("Accounting for Income Taxes") and result from temporary differences in the recognition of expenses for financial reporting and tax purposes. Temporary differences include differences in methods of computing depreciation for financial statement and tax purposes and differences in the financial statement basis and tax basis of assets and liabilities acquired.

 Per Share Information

  Income (loss) per common share is computed using the weighted average number of Class A and Class B common shares outstanding during the period.

                            PIONEER COMPANIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



3. INVENTORIES

  Inventories consist of the following:

                                                        PREDECESSOR
                                                          COMPANY
                                      SEPTEMBER 30,     DECEMBER 31,
                                          1995              1994
                                      -------------     ------------
                                             (IN THOUSANDS)
Raw materials, supplies, and parts        $10,204          $ 9,112
Finished goods and work-in-process          3,087            3,125
                                          -------          -------
                                          $13,291          $12,237
                                          =======          =======


4. ACCRUED LIABILITIES

  Accrued liabilities consist of the following:

                                                                       PREDECESSOR
                                                                         COMPANY
                                          SEPTEMBER 30,  DECEMBER 31,  DECEMBER 31,
                                              1995           1994          1994
                                          -------------  ------------  ------------
                                                       (IN THOUSANDS)
          Exchanges payable                  $ 3,535         $  --       $ 1,492
          Payroll, benefits and pension        4,718            --         4,299
          Interest and bank fees               8,831            --         2,454
          Other accrued liabilities           10,975           130         8,303
                                             -------         -----       -------
                                             $28,059         $ 130       $16,548
                                             =======         =====       =======


    Exchanges payable result from product exchange transactions which are entered into between the Company and other producers that manufacture homogeneous products, whereby other producers ship product on behalf of the Company to its customers. These exchanges, which are recorded as payables, generally are settled by the Company's shipment of product to such producers' customers.


5. PENSION AND OTHER EMPLOYEE BENEFITS

  Annual pension costs and liabilities for the Company under its two defined-benefit plans are determined by actuaries using various methods and assumptions. For purposes of determining annual expenses and funding contributions, the following assumptions were used for the year ended December 31, 1994:

                                    PREDECESSOR
                                      COMPANY
                                    ------------
   Rate of return on plan assets         8.0%
   Discount rate                         7.5%
   Annual compensation increase          5.0%


                            PIONEER COMPANIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


5. PENSION AND OTHER EMPLOYEE BENEFITS--(CONTINUED)


Pension expense  for 1994 was comprised of:

                                           PREDECESSOR
                                             COMPANY
                                          --------------
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
                                                 ------
                                                 $1,029
                                                 ======

  The actuarial present value of accumulated benefit obligations is:

                                          PREDECESSOR COMPANY
                                              DECEMBER 31,
                                                  1994
                                          --------------------
                                             (IN THOUSANDS)
   Vested                                          $ 7,919
   Nonvested                                         1,444
                                                   -------
                                                   $ 9,363
                                                   =======

  The reconciliation of the funded status of the plans is:


                                          PREDECESSOR COMPANY
                                             DECEMBER 31,
                                                 1994
                                               -------
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
                                                =======

  Approximately $0.1 million and $0.1 million were contributed to defined-contribution savings plans for the three months and nine months ended September 30, 1995.

  In addition to providing pension benefits, one of the Company's subsidiaries provides certain health care and life insurance benefits for retired employees. Substantially all of the subsidiary's employees may become eligible for those benefits if they reach normal retirement age while working for the subsidiary.

                            PIONEER COMPANIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


5. PENSION AND OTHER EMPLOYEE BENEFITS--(CONTINUED)


The following table presents the plan's funded status reconciled with amounts recognized in the Company's balance sheet:

                                          PREDECESSOR COMPANY
                                              DECEMBER 31,
                                                  1994
                                          --------------------
                                             (IN THOUSANDS)
Accumulated post-retirement benefit
 obligation:
      Retirees                                    $1,843
      Fully eligible active plan
       participants                                2,103
      Other active plan participants               3,758
                                                  ------
                                                   7,704
   Unrecognized net loss                         (   828)
   Unrecognized transition obligation            (   385)
                                                  ------
   Accrued post-retirement benefit cost           $6,491
                                                  ======

   Net periodic post-retirement benefit
    cost includes the following
    components:
      Service cost                                $  324
      Interest cost                                  519
      Amortization of transition
       obligation over 20 years                       32
                                                  ------
   Net periodic post-retirement benefit
    cost                                          $  875
                                                  ======

  The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 10.5% for 1995 and is assumed to decrease gradually to 6% for 2010 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 31, 1994 by $633,000 and the aggregate of the service and interest cost components of the net periodic post-retirement benefit cost for 1994 by $82,000.

  The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 7.5% at December 31, 1994.

  As a result of the Acquisition, the unrecognized net loss and unrecognized transition obligation were recognized.

6. BANK CREDIT FACILITY

  In April 1995, Pioneer entered into a credit agreement, which provides for a three year Bank Credit Facility with Bank of America, Illinois ("BAI") due April 20, 1998. Pioneer may borrow up to $30.0 million, subject to certain borrowing base limitations. At September 30, 1995, no amounts were outstanding under the Bank Credit Facility. The revolving loans bear interest at a rate equal to, at Pioneer's option, (i) the reference rate set by BAI or (ii) the LIBOR Base Rate. The Bank Credit Facility requires Pioneer to pay a fee equal to one-half of one percent per annum on the total unused balance. Indebtedness outstanding under the Bank Credit Facility is collateralized by a security interest in all of Pioneer's inventory, accounts receivable and certain other assets. Up to $6 million of the Borrowing Base, as defined in the Bank Credit Facility, can be utilized for letters of credit. The Borrowing Base at September 30, 1995 was approximately $30.0 million. After consideration of the outstanding letters of credit of approximately $2.9 million, the unused availability of the Borrowing Base was approximately $27.1 million at September 30, 1995.

                            PIONEER COMPANIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


6. BANK CREDIT FACILITY--(CONTINUED)

  The Bank Credit Facility contains restrictive covenants that, among other things and under certain conditions, limit the ability of Pioneer to incur additional indebtedness, to acquire or dispose of assets or operations and to pay dividends or redeem shares of stock.


7. 13-3/8% MORTGAGE NOTES DUE 2005

  In April 1995, PAAC issued and sold $135 million of Mortgage Notes. Interest is payable on April 1 and October 1 of each year. The Mortgage Notes are senior secured obligations of PAAC, ranking senior in right of payment to all subordinated indebtedness of PAAC (including the Seller Notes) and pari passu in right of payment with each other and with all existing and future senior indebtedness, including indebtedness under the Bank Credit Facility. On September 14, 1995, the obligations of PAAC under the Mortgage Notes were secured with first mortgage liens on certain Pioneer manufacturing facilities.

  PAAC has filed a Registration Statement with the Securities and Exchange Commission pursuant to which it proposes to offer to exchange (the "Exchange Offer") up to $135 million aggregate principal amount of new 13-3/8% Mortgage Notes due 2005 (the "Exchange Notes") for up to $135 million aggregate principal amount of its outstanding Mortgage Notes. If the Registration Statement becomes effective and PAAC proceeds with the Exchange Offer, the terms of the Exchange Notes and Mortgage Notes will be substantially identical, except that the Exchange Notes will be freely transferable subject to certain provisions. Since the Registration Statement was not declared effective by August 13, 1995 and the Exchange Offer was not consummated by September 12, 1995 (each, a "Registration Default"), the interest rate borne by the Mortgage Notes was increased by 25 basis points per annum for the 90-day period following August 13, 1995. Such interest rate will increase by an additional 25 basis points per annum at the beginning of each subsequent 90-day period, up to a maximum aggregate increase of 150 basis points per annum. PAAC does not expect that the Registration Statement will be declared effective until after November 11, 1995, such that from and after such date the interest rate borne by the Mortgage Notes will be 13-7/8% per annum. When the Registration Defaults are cured, the interest rate borne by the Mortgage Notes will be reduced by the amount of the aggregate increase.

  The Mortgage Notes are redeemable at PAAC's option on and after April 1, 2000. In addition, PAAC may also redeem at its option at any time prior to April 1, 1998 up to $35.0 million of the Mortgage Notes at 113% of the principal amount thereof with funds raised in a public offering of common stock of PAAC or of common stock of PCI to the extent such proceeds are contributed to PAAC. Upon a change of control, as defined in the Mortgage Notes indenture, PAAC will be required to offer to repurchase the Mortgage Notes at a purchase price equal to 101%.

  The Mortgage Notes contain restrictive covenants that, among other things and under certain conditions, limit the ability of PAAC to incur additional indebtedness, to acquire or dispose of assets or operations and to pay dividends or redeem shares of stock.


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

                            PIONEER COMPANIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



9. COMMITMENTS AND CONTINGENCIES

 Letters of Credit

  At September 30, 1995, the Company had letters of credit and performance bonds outstanding of approximately $2.9 million and $6.6 million, respectively. These letters of credit and performance bonds were issued for the benefit of customers under sales agreements securing delivery of products sold and as guarantees for payment of certain utility and regulatory liabilities. The letters of credit expire at various dates during 1995 and 1996.


 Purchase Commitments

  One of the Company's subsidiaries has committed to purchase electrical power and transmission services for its chlor alkali plants through September 30, 2017. At the current base price, allocated capacity, and allocated energy per the contract terms, this commitment would approximate $2.5 million for the last three months of 1995; $2.5 million for each of the years 1996 through 2000; $1.3 million for each of the years 2001 through 2008; and $1.0 million for each of the years 2009 through 2017. The allocated capacity is subject to adjustment for other priority users. The subsidiary purchased approximately $5.8 million and $9.4 million in electrical power and transmission services for the three months and nine months ended September 30, 1995.

   In addition, the subsidiary has committed to purchase salt used in the production process under contracts which continue through December 31, 2003. Based on the contract terms, a minimum of 139,000 tons of salt are to be purchased in the last three months of 1995; 442,000 tons in 1996 and 1997; 279,000 tons in 1998; and 225,000 tons in years 1999 through 2003. The future minimum salt commitments are as follows (in thousands):

   Period from October 1, 1995 through
    December 31, 1995                     $1,397
   1996                                    4,172
   1997                                    4,305
   1998                                    2,377
   1999                                    1,753
   Thereafter                              7,277

  The subsidiary purchased approximately $2.6 million and $4.2 million of salt for the three months and nine months ended September 30, 1995.

 Operating Leases

  The Company and its subsidiaries lease certain of their manufacturing and distribution facilities, computer equipment and administrative offices under noncancelable leases. Minimum future rental payments on such leases with terms in excess of one year in effect at September 30, 1995 are (in thousands):


   Period from October 1, 1995 through
    December 31, 1995                     $1,854
   1996                                    6,291
   1997                                    5,589
   1998                                    4,556
   1999                                    3,906
   Thereafter                              1,712

  Lease expense charged to operations for the three months and nine months ended September 30, 1995 was approximately $2.1 million and $3.7 million, respectively.

                            PIONEER COMPANIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


9. COMMITMENTS AND CONTINGENCIES--(CONTINUED)


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

  During 1993, one of Pioneer's subsidiaries, Imperial West, was awarded $1.38 million as the result of a breach of contract claim it asserted against the lessor of one of Imperial West's plants. The judgment has been appealed and the consolidated financial statements do not include any receivable for the award that could result from the judgment. The lessor subsequently filed suit alleging that Imperial West was required to remediate alleged contamination prior to the termination of the lease in July 1995. The parties settled that action under terms pursuant to which (i) Imperial West paid the lessor $900,000 upon the termination of the lease in July 1995, and (ii) the lessor transferred title to the property to Imperial West. In addition, Imperial West agreed to indemnify the lessor against any future environmental liability with respect to the property. The settlement did not affect the appeal pending with respect to the breach of contract judgment. Certain insurers have agreed to pay a portion of Imperial West's defense costs in connection with the subsequent lawsuit by the lessor. Imperial West has initiated a claim for contribution from the insurers with respect to the cost incurred in settling the action.

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

                            PIONEER COMPANIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


10. INCOME TAXES

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                          PREDECESSOR
                                                            COMPANY
                                          SEPTEMBER 30,   DECEMBER 31,
                                               1995           1994
                                          --------------  ------------
                                                 (IN THOUSANDS)
Deferred tax liabilities:
  Book basis in excess of tax basis of
   property, plant and equipment                $20,882        $19,964
  Investment in BII & VVLC                           --          6,509
  Other--net                                      1,795          5,585
                                                -------        -------
Total deferred tax liabilities                   22,677         32,058
Deferred tax assets:
  OPEB obligation                                 3,938          2,499
  Pension liability                               1,875          1,885
  Bad debt provision                                590            784
  Net operating loss carry forward               24,045             --
  Other accrued liabilities                       5,035          4,310
                                                -------        -------
Total deferred tax assets                        35,483          9,478
Valuation allowance for deferred tax
 assets                                          12,806             --
                                                -------        -------
Net deferred tax assets                          22,677          9,478
                                                -------        -------
Net deferred tax liabilities                    $    --        $22,580
                                                =======        =======

Significant components of the provision for income taxes are as follows:


                                           NINE MONTHS
                                              ENDED
                                          SEPTEMBER 30,
                                               1995
                                          --------------
                                          (IN THOUSANDS)
   Current:
      Federal                                $   561
      State                                    1,062
                                             -------
   Total current                               1,623
   Deferred:
      Federal                                  1,838
      State                                  (   324)
                                             -------
   Total deferred                              1,514
                                             -------
                                             $ 3,137
                                             =======


                            PIONEER COMPANIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

10. INCOME TAXES--(CONTINUED)


  The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is presented below.

                                            NINE MONTHS ENDED
                                           SEPTEMBER 30, 1995
                                          ---------------------
                                           AMOUNT   PERCENTAGE
                                          --------  -----------
                                             (IN THOUSANDS)
Tax at U.S. statutory rates                $2,303           35%
State income taxes, net of federal tax
 benefit                                      430            7
Amortization of excess cost over the
 fair value of net assets acquired            734           11
Other, net                                  ( 330)          (5)
                                           ------          ---
                                           $3,137           48%
                                           ======          ===

  At September 30, 1995, PCI had available to it on a consolidated tax return basis approximately $77 million of net operating loss carryforward ("NOL") for income tax reporting purposes (expiring 2003 to 2010). The NOL is available for offset against future taxable income if generated during the carryforward period.

  The Internal Revenue Code limits the amount of a corporation's NOL that may be used each year to offset future income after an "ownership change" (as defined). PCI does not believe that either the reorganization resulting from certain previous Chapter 11 proceedings or the Acquisition resulted in an ownership change.

  Upon adoption of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," PCI established a deferred tax asset based upon the future utilization of the NOL. However, since PCI had no operating subsidiaries at December 31, 1994 with which to generate taxable income, a 100% valuation reserve was recorded against this asset. Due to the reorganization, any future utilization of this NOL by PCI will be recognized as an increase to additional paid-in capital. Approximately $13.6 million was recognized as an increase to additional paid-in capital at April 20, 1995. An additional $1.8 million was recognized as an increase to additional paid-in capital for the three months ended September 30, 1995.


11. OTHER LONG-TERM LIABILITIES--ENVIRONMENTAL

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

  Due to the Acquisition of the Predecessor Company by PAAC, the ZENECA Indemnity will terminate on April 20, 1999, four years after consummation of the Acquisition. The ZENECA Indemnity will continue to cover claims after the expiration of the term of the indemnity provided that, prior to the expiration of the indemnity, proper notice to the ZENECA Companies is given and the Company has taken certain other actions. The Company believes that the ZENECA Companies will continue to honor their obligations under the ZENECA Indemnity for claims properly presented by the Company. It is possible,

                            PIONEER COMPANIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


11. OTHER LONG-TERM LIABILITIES--ENVIRONMENTAL--(CONTINUED)

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

  Liabilities related to environmental matters are recorded when site restoration and environmental remediation and clean-up obligations are either known or considered probable and are reasonably determinable. The liabilities are based upon all available facts, existing technology, past experience and cost-sharing arrangements, including the viability of other parties. Charges made against income for recurring environmental matters, included in "cost of sales" on the statements of operations, and capital expenditures for environmental related matters at existing facilities were immaterial for the three months and nine months ended September 30, 1995. Future environmental-related capital expenditures will depend upon regulatory requirements, as well as timing related to obtaining necessary permits and approvals.

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

  In 1994, the Predecessor Company recorded an additional $3.2 million environmental reserve related to pre-closing actions at sites that are the responsibility of the ZENECA Companies. Other assets include an account receivable of the same amount from the ZENECA Companies. Certain other environmental matters exist for which the Company has not determined the specific strategy for or cost of remediation. It is possible that additional costs, depending on the final choice of remediation strategies, may be incurred in the future. As additional information becomes available, changes in the estimates of liabilities will be recorded. If such costs are incurred, additional annual operating and maintenance costs may also be required. The Company believes it will be reimbursed by the ZENECA Companies for substantially all of such costs that are incurred at the Henderson Plant and other properties within the same industrial complex. Additionally, certain other environmental matters exist which have been assumed directly by the ZENECA Companies. No assurance can be given that actual costs will not exceed accrued amounts or the amounts currently estimated. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Further, there can be no assurance that additional environmental matters will not arise in the future.

                            PIONEER COMPANIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


12. RELATED PARTY TRANSACTIONS

  The Company has a 15% partnership interest in Saguaro Power Company ("Saguaro"), which owns a cogeneration plant located in Henderson, Nevada. The Company sells certain services to and purchases steam from Saguaro at market prices. Balances with Saguaro are as follows:

                                    NINE MONTHS ENDED
                                   SEPTEMBER 30, 1995
                                   -------------------
                                     (IN THOUSANDS)

         Sales to Saguaro                 $563
         Purchases from Saguaro            960
         Due from Saguaro                  100
         Due to Saguaro                    354

  The Company received distributions of partnership income of $187,500 and $337,500 from Saguaro during the three months and nine months ended September 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

  This item will discuss and analyze the financial condition of the Company at September 30,1995 and the results of operations of the Company for the three months and nine months ended September 30, 1995 and the Predecessor Company for the three months and nine months ended September 30, 1994. For comparative purposes the Company's results of operations for the nine months ended September 30, 1995 include the Predecessor Company's operating results from January 1, 1995 through April 20, 1995. The Predecessor Company's operating results for both 1994 periods exclude $1.0 million of transaction costs related to the Acquisition. The Company believes that this provides a meaningful basis for comparison.

  The following table sets forth certain operating data of the Company for the periods indicated as adjusted for comparative purposes as discussed above.


                                                             PREDECESSOR
                                                               COMPANY                          PREDECESSOR
                                                                THREE                             COMPANY
                                       THREE MONTHS ENDED      MONTHS      NINE MONTHS ENDED    NINE MONTHS
                                          SEPTEMBER 30,         ENDED        SEPTEMBER 30,         ENDED
                                       -------------------  SEPTEMBER 30,  ------------------  SEPTEMBER 30,
                                          1995      1994        1994         1995      1994        1994
                                       ----------  -------  -------------  ---------  -------  -------------
                                                                  (IN THOUSANDS)
Revenues                                  $59,248  $   --       $49,087     $153,501  $   --      $122,442
Cost of sales                              39,971      --        37,565      102,273      --       100,976
Cost of sales--acquisition related
 inventory step-up                             --      --            --        1,671      --            --
Selling, general and administrative
 expenses                                   8,446     109         6,410       21,234     227        16,225
Interest expense, net                       4,923    (  5)        1,671       10,401   (  10)        4,916
Other income, net                              44      --         4,489        1,252      --         4,173
                                          -------   -----       -------     --------   -----      --------
Income (loss) before income taxes
    and extraordinary item                  5,952    (104)        7,930       19,174    (217)        4,498
Income tax provision                        2,509      --         3,141        7,946      --         1,917
                                          -------   -----       -------     --------   -----      --------
Net income (loss) before
    extraordinary item                      3,443    (104)        4,789       11,228    (217)        2,581
Extraordinary item                             --      --            --        3,420      --            --
                                          -------   -----       -------     --------   -----      --------
Net income (loss)                         $ 3,443   $(104)      $ 4,789     $  7,808   $(217)     $  2,581
                                          =======   =====       =======     ========   =====      ========

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994

 Revenues

  Revenues increased by $31.1 million or 25% to $153.5 million for the 1995 period from $122.4 million for the 1994 period. This increase was primarily due to a $30.0 million increase in chlor-alkali sales, a result of industry-wide strengthening of electrochemical unit ("ECU") prices. The nine month average ECU price during the 1995 period increased 47% over the same period in 1994.


 Cost of Sales

  Cost of sales as a percent of revenues decreased to 66.6% in the 1995 period from 82.5% in 1994 principally due to a combination of increased revenues and lower raw material costs. The dollar amount of cost of sales increased by $2.9 million or 3% to $103.9 million during the 1995 period from $101.0 million during the 1994 period. This increase represented primarily the $1.0 million impact of an acquisition by the Predecessor Company in May 1994, annual performance raises and associated benefits costs of $2.4 million, higher operating and maintenance material costs of $2.0 million due to an increase in non-critical scheduled maintenance, net of capitalized maintenance costs, $0.8 million of additional depreciation due to the Acquisition and additional miscellaneous items. Additionally, $1.7 million was charged to cost of sales due to the Acquisition related inventory step-up. These increases were partially offset by $5.6 million of lower raw material costs, purchases and exchange activity.


 Selling, General and Administrative Expense

  Selling, general and administrative expense increased by $5.0 million or 31% to $21.2 million for the nine months ended September 30, 1995 from $16.2 million for the comparable period in 1994. This increase was primarily the result of a $1.3 million impact of an acquisition by the Predecessor Company in May 1994, $1.5 million accrued pursuant to the Company's incentive compensation program, $0.9 million in increased outside services and $1.7 million of increased amortization as a result of the Acquisition.


 Interest, Net

  Interest expense increased by $5.5 million or 112% to $10.4 million for the 1995 period from $4.9 million for the 1994 period. This increase was a result of debt incurred in connection with the Acquisition.


 Other Income, Net

  Other income decreased by $2.9 million or 69% to $1.3 million for the 1995 period from $4.2 million for the comparable 1994 period as a result of the inclusion in the 1994 period of $3.2 million of insurance/arbitration recoveries, $0.5 million of inventory adjustments and $0.6 million of dividends from unconsolidated subsidiaries partially offset by additional miscellaneous expense. The 1995 period includes $0.4 million of dividends from unconsolidated subsidiaries, $0.5 million of land sales and $0.4 million of insurance recoveries.

 Income Before Taxes and Extraordinary Item

  As a result of the above, net income before taxes and extraordinary expense increased $14.7 million to $19.2 million of income for the nine months ended September 30, 1995 from $4.5 million for the nine months ended September 30, 1994.

 Extraordinary Item

  An extraordinary expense of $3.4 million net of income taxes of $2.1 million recorded during the 1995 period was due to costs incurred, and previously capitalized costs written off, pertaining to debt refinanced by the Predecessor Company in the 1995 period prior to the Acquisition.

 THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1994

 Revenues

  Revenues increased by $10.1 million or 21% to $59.2 million for the 1995 period from $49.1 million for the 1994 period. This increase was primarily due to an $11.3 million increase in chlor-alkali sales, a result of industry-wide strengthening of ECU prices. The three month average ECU price during the 1995 period increased 14% over the same period in 1994.


 Cost of Sales

  Cost of sales increased by $2.4 million or 6% to $40.0 million during the 1995 period from $37.6 million during the 1994 period. This increase was primarily a result of $0.7 million of higher raw material costs, annual performance raises and associated benefits costs of $0.3 million, higher maintenance and expense projects of $0.5 million, higher amortization expense of $0.2 million as a result of capitalized maintenance costs and additional miscellaneous items.


 Selling, General and Administrative Expense

  Selling, general and administrative expense increased by $2.0 million or 31% to $8.4 million for the three months ended September 30, 1995 from $6.4 million for the comparable 1994 period. This increase was primarily the result of $1.5 million accrued pursuant to the Company's incentive compensation program and $0.7 million of increased amortization as a result of the Acquisition offset by $0.5 million of lower bad debt expense.


 Interest, Net

  Interest expense increased $3.2 million or 188% to $4.9 million for the 1995 period from $1.7 million for the 1994 period. This increase was a result of debt incurred in connection with the Acquisition.


 Other Income, Net

  Other income decreased by $4.4 million or 98% to $0.1 million for the 1995 period from $4.5 million for the 1994 period as a result of the inclusion in the 1994 period of $3.2 million of insurance/arbitration recoveries, $0.5 million of inventory adjustments and $0.6 million of dividends from unconsolidated subsidiaries.

 Income Before Taxes and Extraordinary Item


  Principally because of the decrease in other income, net income before taxes and extraordinary expense decreased $1.9 million to $6.0 million for the three months ended September 30, 1995 from $7.9 million for the three months ended September 30, 1994.


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

  The Company incurred $4.0 million and $7.2 million of capital expenditures for the three months and nine months ended September 30, 1995, and anticipates capital expenditures for all of 1995 to be approximately $12 million, including approximately $4.5 million for environmental compliance matters.

 Environmental Regulation

  Liabilities are recorded when site restoration and environmental remediation and clean-up obligations are either known or considered probable and are reasonably determinable. The liabilities are based upon all available facts, existing technology, past experience and cost-sharing arrangements, including the viability of other parties. Charges made against income for recurring environmental matters, included in "cost of sales" on the statements of operations and capital expenditures for environmental related matters at existing facilities were immaterial for the three months and nine months ended September 30, 1995. Future environmental-related capital expenditures will depend upon regulatory requirements, as well as timing related to obtaining necessary permits and approvals.

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

   Effective as of September 14, 1995, the indenture with respect to the 13-3/8% Mortgage Notes (the "Mortgage Notes") issued by Pioneer Americas Acquisition Corp. ("PAAC") was supplemented for the purpose of providing for collateral for the obligations of Pioneer Chlor Alkali Company, Inc. ("PCAC") under its guarantee of the obligations of PAAC under the Mortgage Notes. Such collateral consists of liens on PCAC's St. Gabriel, Louisiana and Henderson, Nevada plants. In connection therewith, the indenture supplement also modified covenants, provided additional indemnity to the trustee (United States Trust Company of New York, as successor to IBJ Schroder Bank & Trust Company), and modified other provisions of the indenture that relate to the collateral or that will or may be impacted by the providing of the collateral.

   Also on September 14, 1995, United States Trust Company of New York, as trustee and collateral agent, Bank of America Illinois, as agent, PAAC, Pioneer and PCAC entered into an Intercreditor and Collateral Agency Agreement, pursuant to which United States Trust Company of New York agreed to hold the liens on the PCAC plants as collateral agent for the pro rata benefit of the holders of the Mortgage Notes and Bank of America Illinois, as agent for itself and the other lenders under the Loan and Security Agreement, dated as of April 12, 1995, with Pioneer Americas, Inc. and certain of its subsidiaries.

ITEM 5.  OTHER INFORMATION

   On September 13, 1995, Imperial West Chemical Company ("Imperial West"), a subsidiary of PCI, entered into a letter of intent with Kemira Chemicals OY of Finland ("Kemira"), pursuant to the terms of which a newly formed subsidiary of PCI would acquire all of the outstanding capital stock of a United States subsidiary of Kemira. While Imperial West may not have an economic interest in Kemira's operations, if it is acquired by an affiliate, Imperial West will acquire a license to use Kemira's water treatment technology to manufacture and market water treatment products in the western United States, including polyaluminum chlorides, sodium aluminate and ferric sulfate. The Company believes that Imperial West has access to reliable supplies of the raw materials which will be necessary to produce these major extensions of Imperial West's product line. The funds to be used to effect the Kemira transaction would be provided by Pioneer or its subsidiaries. There can be no assurance that the Kemira transaction will be consummated.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

4.1(a) First Supplemental Indenture, dated as of September 14, 1995, by and among PAAC, the Subsidiary Guarantors parties thereto and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.1(b) to the Registration Statement on Form S-4 (file no. 33-98828) filed by Pioneer Americas Acquisition Corp. on October 30, 1995).

4.1(b) Mortgage, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement by PCAC (St. Gabriel, Louisiana) (incorporated by reference to Exhibit 4.2(a) to the Registration Statement on Form S-4 (file no. 33-98828) filed by Pioneer Americas Acquisition Corp. on October 30, 1995).

4.1(c) Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement by PCAC (Henderson, Nevada) (incorporated by reference to Exhibit 4.2(b) to the Registration Statement on Form S-4 (file no. 33-98828) filed by Pioneer Americas Acquisition Corp. on October 30, 1995).

4.1(d) Intercreditor and Collateral Agency Agreement, dated as of September 14, 1995, by and among United States Trust Company of New York, as Trustee and Collateral Agent, Bank of America Illinois, as Agent, PAAC, Pioneer and PCAC (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 (file no. 33-98828) filed by Pioneer Americas Acquisition Corp. on October 30, 1995).

10.1 Tax Sharing Agreement, dated as of April 20, 1995, by and among the Company (formerly GEV Corporation), PAAC and the Subsidiary Guarantors (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 (file no. 33-98828) filed by Pioneer Americas Acquisition Corp. on October 30, 1995).

10.2 Pioneer Companies, Inc. (formerly GEV Corporation) 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 (file no. 33-98828) filed by Pioneer Americas Acquisition Corp. on October 30, 1995).

27        Financial Data Schedule

     (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PIONEER COMPANIES, INC.



                                  By: /s/ Philip J. Ablove
Date: November 14, 1995

                                  Name:  Philip J. Ablove
                                  Title: Acting Chief Financial Officer

                                 EXHIBIT INDEX

NO.                             DOCUMENT                                    PAGE
---                             --------                                    ----
 4.1(a)  First Supplemental Indenture, dated as of September 14, 1995, by    --
         and among PAAC, the Subsidiary Guarantors parties thereto and
         United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.1(b) to the Registration Statement on Form S-4 (file no. 33-98828) filed by Pioneer Americas
         Acquisition Corp. on October 30, 1995).

 4.1(b)  Mortgage, Assignment of Leases and Rents, Security Agreement,       --
         Fixture Filing and Financing Statement by PCAC (St. Gabriel,
         Louisiana) (incorporated by reference to Exhibit 4.2(a) to the
         Registration Statement on Form S-4 (file no. 33-98828) filed by
         Pioneer Americas Acquisition Corp. on October 30, 1995).

 4.1(c)  Deed of Trust, Assignment of Leases and Rents, Security Agreement,  --
         Fixture Filing and Financing Statement by PCAC (Henderson,
         Nevada) (incorporated by reference to Exhibit 4.2(b) to the Registration Statement on Form S-4 (file no. 33-98828) filed by Pioneer Americas Acquisition Corp. on October 30, 1995).

 4.1(d)  Intercreditor and Collateral Agency Agreement, dated as of          --
         September 14, 1995, by and among United States Trust Company of New York, as Trustee and Collateral Agent, Bank of America
         Illinois, as Agent, PAAC, Pioneer and PCAC (incorporated by reference to Exhibit 4.4 to the Registration Statement on
         Form S-4 (file no. 33-98828) filed by Pioneer Americas
         Acquisition Corp. on October 30, 1995).

10.1     Tax Sharing Agreement, dated as of April 20, 1995, by and           --
         among the Company (formerly GEV Corporation), PAAC and the
         Subsidiary Guarantors (incorporated by reference to Exhibit
         10.3 to the Registration Statement on Form S-4 (file no.
         33-98828) filed by Pioneer Americas Acquisition Corp. on
         October 30, 1995).

10.2     Pioneer Companies, Inc. (formerly GEV Corporation) 1995 Stock       --
         Incentive Plan (incorporated by reference to Exhibit 10.4 to the
         Registration Statement on Form S-4 (file no. 33-98828) filed by
         Pioneer Americas Acquisition Corp. on October 30, 1995).
