Form 10-K
period 1995-12-31
PIONEER COMPANIES INC
filed 1996-04-01
CIK 830141

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            --------------------
                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1994 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1995

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from      to

                         COMMISSION FILE NUMBER 1-9859

                            PIONEER COMPANIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     DELAWARE                                       06-1215192
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification No.)

     4200 NATIONSBANK CENTER
     700 LOUISIANA STREET
     HOUSTON, TEXAS                                77002
     (ADDRESS OF  PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

                            --------------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:                 Class A Common Stock, $.01 par value
                                                                            (Title of class)

     On March 22, 1996, there were outstanding 7,905,824 shares of the Company's Class A Common Stock, $.01 par value. The aggregate market value of the Company's voting stock held by non-affiliates of the Company is $17,216,220, based on the closing price for the Class A Common Stock in consolidated trading on March 22, 1996.

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO
                                       ---     ---

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED BY A COURT.  YES  X   NO
                           ---     ---

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1996 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

                            PIONEER COMPANIES, INC.



                               Table of Contents
                            Form 10-K for the Period
                            Ended December 31, 1995



                                     PART I                             PAGE
                                     ------                             ----

Item 1.   Business                                                        3

Item 2.   Properties                                                     10

Item 3.   Legal Proceedings                                              13

Item 4.   Submission of Matters to a Vote of Security Holders            13

Item 4.1  Executive Officers of the Registrant                           13

                                    PART II
                                    -------

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters                                                        15

Item 6.   Selected Financial Data                                        16

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      18

Item 8.   Financial Statements and Supplementary Data                    24

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                       59

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant             59

Item 11.  Executive Compensation                                         59

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                     59

Item 13.  Certain Relationships and Related Transactions                 60

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.                                                      60

                                     PART I

    Unless the context otherwise requires, (i) the term "Pioneer" refers to Pioneer Companies, Inc., formerly known as GEV Corporation, (ii) the term "PAAC" refers to Pioneer Americas Acquisition Corp. a wholly-owned subsidiary of Pioneer, (iii) the terms "Pioneer Americas" and "Predecessor Company" refer to Pioneer Americas, Inc. and its subsidiaries, and (iv) the term "Company" means Pioneer and its consolidated subsidiaries.


Item 1.  BUSINESS.

    At the annual shareholders meeting held on March 31, 1995, the change of the name of GEV Corporation ("GEV") to Pioneer Companies, Inc. was approved, subject to the consummation of the acquisition described below.

THE ACQUISITION

          On April 20, 1995 (the "Closing Date"), pursuant to a Stock Purchase Agreement, dated as of March 24, 1995 (the "Acquisition Agreement"), by and among Pioneer, PAAC and the holders of the outstanding common stock and other common equity interests of Pioneer Americas, Inc. (the "Sellers"), PAAC acquired all of such stock and interests (the "Acquisition") for a purchase price equal to the sum of approximately (i) $102 million, paid in cash, (ii) $11.5 million aggregate principal amount of subordinated promissory notes of Pioneer (the "Seller Notes") and (iii) certain amounts payable after the closing based upon earnings or proceeds attributable to certain of the Company's direct and indirect real estate holdings which are not necessary for the Company's chlor-alkali business. In addition, as further consideration for the Acquisition, PAAC paid approximately $51.7 million to retire all outstanding indebtedness of Pioneer Americas and $5 million to redeem the outstanding preferred stock of Pioneer Americas, Inc.

     In connection with the consummation of the Acquisition, (i) PAAC issued and sold $135 million in principal amount of 13 3/8% Senior Notes due 2005 ("the Senior Notes"), (ii) Pioneer issued and sold the Seller Notes in exchange for certain of the outstanding shares of Pioneer Americas Inc., which Pioneer contributed to PAAC, (iii) Pioneer issued and sold to Interlaken Investment Partners, L.P., a Delaware limited partnership (the "Interlaken Partnership"), Class A Common Stock of Pioneer for an aggregate purchase price of $15 million (the "Interlaken Partnership Purchase"), the proceeds of which were contributed to PAAC, (iv) Pioneer issued and sold to Richard C. Kellogg, Jr. and Frans G.J. Speets, directors and executive officers of Pioneer Americas, and to certain other employees of Pioneer Americas (collectively, the "Management Investors"), Class A Common Stock of Pioneer for an aggregate purchase price of $6 million (the "Management Purchase"), the proceeds of which were contributed to PAAC, and
(v) Pioneer Americas entered into a new bank revolving credit facility (the "Bank Credit Facility") with Bank of America Illinois, providing for borrowings of up to $30 million. The net proceeds of the sale of the Senior Notes, the Interlaken Partnership Purchase, the Management Purchase and a borrowing under the Bank Credit Facility were used to pay the cash portion of the purchase price of the Acquisition, to retire the outstanding Pioneer Americas indebtedness and to redeem the outstanding preferred stock of Pioneer Americas, Inc.


GENERAL

     Following the filing on February 4, 1991, of an involuntary bankruptcy petition against a significant subsidiary, on February 11, 1991, GEV and each of what were then its operating subsidiaries (collectively, the "Debtors") filed voluntary petitions seeking reorganization under Chapter 11 of the U.S. Bankruptcy Code. On February 11, 1992, the Debtors filed two amended plans of reorganization (the "Plans"). One plan (the "Joint Plan") covered GEV and its dairy subsidiaries, as well as Good Foods Acquisition Corp. (the "Reorganized Operating Subsidiaries"), and the other covered SEFCO Holdings, Inc., the operating assets of which had been sold in June 1991. A confirmation order was entered with respect to the Plans on June 9, 1992, and on July 9, 1992, after the confirmation process became fully effective, GEV and its Reorganized Operating Subsidiaries emerged from bankruptcy.

     Through various pre- and post-petition agreements, GEV and the Reorganized Operating Subsidiaries granted to the then lending bank group security interests in all the assets and property of the Reorganized Operating Subsidiaries. As a result of that and the confirmation of the Joint Plan, GEV no longer exercised significant influence over the operating and financing decisions of the Reorganized Operating Subsidiaries, and on December 31, 1991 GEV changed its method of accounting and unconsolidated the subsidiaries in its year-end financial statements for all periods presented.


     Prior to the Acquisition, GEV, which is now known as Pioneer, was actively seeking acquisitions and had no other operations. As of December 31, 1995, Pioneer had a net operating loss carryforward ("NOL") which it believes is approximately $63.1 million and is available to offset future taxable income. As of December 31, 1995, and as a result of the consummation of the Interlaken Partnership Purchase and the Management Purchase, the Interlaken Partnership beneficially owned approximately 35.7% of the voting power of Pioneer, William
R. Berkley (who may be deemed to beneficially own all shares of Pioneer common stock held by the Interlaken Partnership) beneficially owned approximately 61.1% of the voting power of Pioneer and the Management Investors beneficially owned approximately 14.3% of the voting power of Pioneer.

OPERATIONS

     Following its formation in 1988, Pioneer Americas acquired two chlor-alkali plants previously owned and operated by Stauffer Chlor Alkali Company, Inc. Pioneer Americas subsequently acquired several businesses engaged in municipal, industrial and commercial water treatment. During 1995 Pioneer Americas conducted its primary business through its operating subsidiaries: Pioneer Chlor Alkali Company, Inc. ("PCAC"), Imperial West Chemical Co. ("Imperial West"), and All-Pure Chemical Co. ("All-Pure"), which, effective in March 1995, succeeded by merger to Pioneer Americas' GPS Pool Supply, Inc. ("GPS") operations. In 1995, PCAC accounted for 59% of the Company's total revenues, and Imperial West and All-Pure/GPS accounted for 16% and 25%, respectively, of the Company's total revenues, net of intercompany eliminations.

     On February 2, 1996, Imperial West participated in the acquisition of Kemira Water Treatment, Inc. ("KWT") from a subsidiary of Kemira Oy of Finland ("Kemira"). KWT produces specialty and commodity inorganic coagulants, including polyaluminum chloride, aluminum sulfate, sodium aluminate and ferric sulfate, at its plant in Savannah, Georgia for sale to the water treatment market in the eastern United States and the Caribbean. The combined operations of Imperial West and KWT are now conducted by a new company, Kemwater North America Company ("Kemwater"), fifty percent of the common stock of which is held by a subsidiary of PAAC and fifty percent of the common stock of which is owned by another subsidiary of the Company. A subsidiary of PAAC also owns all of the outstanding shares of Kemwater's preferred stock.

     PCAC.   PCAC owns and operates two chlor-alkali production facilities, located in St. Gabriel, Louisiana and Henderson, Nevada. These facilities, which are the largest ones operated by the Company, produce chlorine and caustic soda for sale in the merchant markets and for use as raw materials by PCAC, Imperial West and All-Pure in the manufacture of downstream products. The Henderson facility also produces hydrochloric acid. PCAC also has an indirect 15% equity interest in Saguaro Power Company L.P. ("Saguaro Power"), which owns and operates a 90-megawatt cogeneration facility located on approximately six acres of the Henderson property.

     All-Pure. All-Pure manufactures bleach, repackages chlorine and hydrochloric acid and distributes these products along with caustic soda and related products to municipalities, swimming pool supply distributors and selected commercial and retail markets in the western United States. All-Pure purchases all of its chlorine and caustic soda and a substantial portion of its hydrochloric acid from PCAC. Because bleach contains a high percentage of water, freight costs and logistics are an important competitive factor. All-Pure's production plants and distribution facilities are strategically located in or near most of the largest population centers of the West Coast.

     Kemwater. The Imperial West operations now conducted by Kemwater involve manufacturing and supplying iron chlorides to the potable and waste water markets in the western United States, and polyaluminum chloride to the same markets in the eastern United States. The products are used primarily to remove solids from waste water streams and to control hydrogen sulfide emissions. Kemwater also manufactures and markets aluminum sulfate to the waste water and pulp and paper industries and in the western U.S. is a manufacturer of bleach for municipal water disinfection. Kemwater will be adding polyaluminum chloride production capacity to its western plants, and ferric chloride production capacity to the KWT plant in Savannah, Georgia. Kemwater has exclusive licenses to use Kemira's existing and future advanced water treatment technology in the development and sale of products and services for the potable water, waste water and industrial water treatment markets in the United States (other than the northeastern U.S.) and the Caribbean, and nonexclusive access to the use of the technology for the Canadian and Mexican markets, with an option to acquire an exclusive license for those markets in the future. During 1995 Imperial West purchased all of its chlorine and caustic soda requirements and a substantial portion of its hydrochloric acid requirements from PCAC, and it is anticipated that in the future PCAC will continue to provide Kemwater with a substantial amount of its raw materials.


     The following tables set forth, for the periods indicated, certain sales and operating data regarding the Company's principal operating subsidiaries:


Production Volumes (thousands of tons)

                                                                           Year Ended December 31,
                                                              -------------------------------------------------
                                                               1995      1994       1993       1992      1991
                                                              ------    -------    ------     ------    -------
PCAC:
    Chlorine  . . . . . . . . . . . . . . . . . . . . . .      327.9      321.1     313.4      300.8     283.3
    Caustic soda  . . . . . . . . . . . . . . . . . . . .      362.5      352.6     347.9      334.2     311.9
    Hydrochloric acid   . . . . . . . . . . . . . . . . .      126.6      123.0     125.5      124.7      94.9
All-Pure/GPS(1):
    Bleach (gallons in millions)  . . . . . . . . . . . .       31.1       28.4      19.2       22.5      16.8
    Repackaged chlorine   . . . . . . . . . . . . . . . .       28.6       27.6      27.9       26.2      25.6
Imperial West:
    Iron chlorides  . . . . . . . . . . . . . . . . . . .       62.2       65.1      65.0       65.8      64.2
    Aluminum sulfate  . . . . . . . . . . . . . . . . . .       30.5       37.8      35.3       33.5      43.7

Average Net Sales Prices

                                                                           Year Ended December 31,
                                                              -------------------------------------------------
                                                               1995      1994       1993       1992      1991
                                                              ------    -------    ------     ------    -------
PCAC:
    ECU(2)  . . . . . . . . . . . . . . . . . . . . . . .     $  414    $   327    $  275     $  315    $  344
    Hydrochloric acid (per ton)   . . . . . . . . . . . .         50         54        60         29        33
All-Pure/GPS:
    Bleach (per gallon)   . . . . . . . . . . . . . . . .       0.84       0.81      1.13       0.96      0.96
    Repackaged chlorine (per ton)   . . . . . . . . . . .        498        464       371        361       352
Imperial West:
    Iron chlorides (per ton)  . . . . . . . . . . . . . .        226        214       170        149       151
    Aluminum sulfate (per ton)  . . . . . . . . . . . . .         95         94        97         98       102

- ---------------
(1) GPS was acquired in May 1994 and the production volumes and average net sales prices shown reflect GPS operations since that date.
(2) Chlorine and caustic soda are co-products, concurrently produced in a ratio of 1 to 1.1, respectively, through electrolysis of salt water. An electrochemical unit ("ECU") consists of 1 ton of chlorine and 1.1 tons of caustic soda.

COMPETITION

     The chlor-alkali industry is highly competitive. Most of the Company's competitors are larger and have greater financial resources than the Company. Many of the Company's competitors are some of the world's largest chemical companies that have their own raw material resources and numerous regional companies that specialize in a smaller number of chemical products. While a significant portion of the Company's business is based upon widely available technology, the difficulty in obtaining permits for the production of chlor-alkali and chlor-alkali related products is a barrier to entry. The Company's ability to compete effectively depends on its ability to maintain competitive prices and to provide reliable and responsive service to its customers.

     The United States chlor-alkali industry is currently dominated by two producers, Occidental Chemical Corp. and The Dow Chemical Company, each with approximately one quarter of United States capacity. The remaining capacity is held by approximately 15 companies. Approximately 70% of United States chlor-alkali capacity is located on the Gulf Coast in Texas and Louisiana. The Company has approximately 3% of United States chlor-alkali capacity. The Company believes it has a strong regional presence with respect to many of its products in the markets it serves.

     Competitors in the chlor-alkali related industries in which the Company operates are numerous and the industry is highly fragmented. The Company believes that Kemwater is the largest producer of iron chlorides in the region of the United States west of the Rocky Mountains and that All-Pure is the largest supplier of chlorine and bleach for water treatment purposes in such region.

EMPLOYEES

     As of December 31, 1995, the Company had 692 employees. Approximately 94 of the Company's employees at its Henderson, Nevada plant are covered by collective bargaining agreements with the United Steelworkers of America and the International Association of Machinists and Aerospace Workers that are in effect until March 1997. Approximately 83 of the Company's employees at All-Pure's City of Industry facility are covered by collective bargaining agreements with the Steel, Paper House, Chemical Drivers and Helpers Union and the International Chemical Workers Union that are in effect until September 1997 and January 1998, respectively. The Company's employees at other production facilities are not covered by union contracts or collective bargaining agreements. The Company considers its relationship with its employees to be good and it has not experienced any strikes or work stoppages.

ENVIRONMENTAL REGULATION

     Air Quality.   The Company's operations are subject to the Federal Clean
Air Act and the amendments to that act which were adopted by Congress in 1990. The Company will be subject to some of the additional environmental regulations adopted by the federal EPA and state environmental agencies to implement the Clean Air Act Amendments of 1990. Among the requirements that are potentially applicable to the Company are those that require the EPA to establish hazardous air pollutant emissions requirements for chlorine production facilities. Although the Company cannot estimate the cost of complying with these requirements until the implementing regulations are proposed, at this time the Company does not believe that such requirements will have a material adverse effect on it.

     Most of the Company's plants manufacture or use chlorine, which is in gaseous form if released into the air. Chlorine gas in relatively low concentrations can irritate the eyes, nose and skin and in large quantities or high concentrations can cause permanent injury or death. In 1991, there was an accidental release of approximately 42 tons of chlorine from PCAC's Henderson facility. In response, local emergency authorities evacuated areas in and around the City of Henderson. PCAC has resolved substantially all of the personal injury, property damage and regulatory claims relating to this release. There was a release of about 10 tons of chlorine from PCAC's St. Gabriel facility in 1992 and another release in 1994 of less than one ton of chlorine, and in 1995 there was a release of less than ten pounds of chlorine from All-Pure's Santa Fe Springs, California facility. These releases were controlled by plant personnel with the assistance of local emergency response personnel, and there were no material claims against PCAC or All-Pure as a result of these incidents. The Company maintains systems to detect emissions of chlorine at its plants, and the St. Gabriel and Henderson plants are members of their local industrial emergency response networks. The Company believes that its insurance coverage is adequate with respect to costs that might be incurred in connection with any future release, although there can be no assurance that the Company will not incur substantial expenditures that are not covered by insurance if a release does occur in the future.

     Water Quality.   The Company maintains waste water discharge permits for
many of its facilities pursuant to the Federal Water Pollution Control Act of 1972, as amended, and comparable state laws. Where required, the Company has also applied for permits to discharge stormwater under such laws. In order to meet the discharge requirements applicable to stormwater, it will be necessary to modify surface drainage or make other changes at certain plants. The Company plans to spend an additional $2.2 million by the end of 1997 for modifications to the stormwater sewer system at PCAC's Henderson plant. The Company believes that the costs associated with stormwater discharge at Henderson and its other plants will not have a material adverse effect on the Company's financial condition, liquidity or operating results. The various states in which the Company operates also have water pollution control statutes and regulatory programs which include groundwater, as well as surface water, protection provisions. The requirements of these laws vary and are generally implemented through a state regulatory agency. These water protection programs typically require site discharge permits, and spill notification, prevention and corrective action plans. At several of the Company's facilities, investigations or remediations are underway and at some of these locations regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources, and the Company could be required to incur additional costs to construct and operate remediation systems in the future. In addition, at several of its facilities, the Company is in the process of replacing or closing ponds for the collection of wastewater. The Company plans to spend approximately $1.5 million during the next fifteen years for closure of eight chlor-alkali waste water disposal ponds at the Henderson plant.

     Hazardous and Solid Wastes.   The Company's manufacturing facilities
generate hazardous and non-hazardous solid wastes which are subject to the requirements of the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statues. Under the 1984 amendments to RCRA, the EPA promulgated regulations banning the land disposal of certain hazardous wastes unless the wastes meet defined treatment or disposal standards, including certain mercury-containing wastes generated by PCAC's St. Gabriel plant. In response to these regulations, the St. Gabriel plant has substantially reduced the quantity of wastes that are subject to the land ban. The remaining waste is currently sent to commercial disposal sites in Canada and the United States. The Company is installing an in-plant treatment system that will reduce the level of mercury in its wastes below the hazardous classification. The Company's disposal costs could increase substantially if its present disposal sites become unavailable due to capacity or regulatory restrictions and the in-plant treatment system fails to perform as expected.

The Company presently believes, however, that its current disposal arrangements, together with the new treatment system, will allow the Company to continue to dispose of land-banned wastes with no material adverse effect on it.

     Superfund. In the ordinary course of the Company's operations, substances are generated that fall within the definition of "hazardous substances," and the Company is the owner or operator of several sites at which hazardous substances have been released into soil or groundwater. Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, regulatory agencies or third parties may incur costs to investigate or remediate such conditions and seek reimbursement from the Company for such costs. However, no investigations or remedial activities are currently being conducted under CERCLA by third parties at any of the Company's facilities. Such activities are being carried out at certain facilities under the other statutory authorities discussed above.

INDEMNITIES

     ZENECA Indemnity. PCAC's Henderson plant is located within what is known as the "Basic Complex." Soil and groundwater contamination have been identified within and adjoining the Basic Complex, including land owned by PCAC. A groundwater treatment system has been installed at the facility and pursuant to a Consent Agreement with the Nevada Division of Environmental Protection, a study is being conducted to further evaluate soil and groundwater contamination at the facility and other properties within the Basic Complex and to determine whether additional remediation will be necessary with respect to PCAC's property.

     In connection with the 1988 acquisition of the Henderson and St. Gabriel facilities by Pioneer Americas, the sellers agreed to indemnify Pioneer Americas with respect to, among other things, certain environmental liabilities associated with historical operations at the Henderson site. ZENECA Delaware Holdings, Inc. and ZENECA, Inc. (collectively, the "ZENECA Companies") have assumed the indemnity obligations. In general, Pioneer Americas is indemnified against environmental costs which arise from or relate to pre-closing actions which involved disposal, discharge or release of materials resulting from the former agricultural chemical and other non-chlor-alkali manufacturing operations at the Henderson plant. The ZENECA Companies are also responsible for costs arising out of the pre-closing actions of Basic Investments and pre-closing actions at the Basic Complex and for other pre-closing environmental liabilities arising at other off-site locations. Under the ZENECA indemnity, Pioneer Americas may only recover indemnified amounts for environmental work to the extent that such work is required to comply with environmental laws or is reasonably required to prevent an interruption in the production of chlor-alkali products. The indemnity also covers certain claims by non-governmental third parties, provided notice of such claims is given to the ZENECA Companies not later than four years after the Acquisition. Pioneer Americas is responsible for environmental costs relating to the chlor-alkali manufacturing operations at the Henderson plant, both pre- and post-acquisition, for certain actions taken without ZENECA's consent and for certain operating and maintenance costs of a groundwater treatment system at the facility. In addition, subject to certain exceptions, Pioneer Americas has a contractual duty not to take any action that could reasonably be expected to increase materially the obligations of the ZENECA Companies under the indemnity.

     Payments for environmental liabilities under the ZENECA indemnity, together with other non-environmental liabilities for which the ZENECA Companies have agreed to indemnify Pioneer Americas, cannot exceed approximately $65 million. To date, Pioneer Americas has been reimbursed for approximately $12 million of costs covered by the indemnity, but the ZENECA Companies may have directly incurred additional costs that would further reduce the total amount remaining under the indemnity. In 1994, Pioneer Americas recorded an additional $3.2 million environmental reserve related to preclosing actions at sites that are the responsibility of ZENECA. At the same time a receivable was recorded from ZENECA for the same amount. It is the Company's policy to record such amounts when a liability can be reasonably estimated. No additional amounts were recorded in 1995.

     The acquisition of the common stock of Pioneer Americas from the Sellers will cause the ZENECA indemnity to terminate on April 20, 1999. The indemnity will continue to cover claims after the expiration of the term of the indemnity provided that, prior to its expiration, proper notice to the ZENECA Companies is given and either the ZENECA Companies have assumed control of such claims or the Company is contesting the legal requirements that gave rise to such claims, or has commenced removal, remedial or maintenance work with respect to such claims, or has commenced an investigation which results in the commencement of such work within ninety days. The Company believes that the ZENECA Companies will continue to honor their obligations under the indemnity for claims properly presented by the Company. It is possible, however, that disputes could arise between the parties concerning the effect of contractual language and that the Company would have to subject its claims for clean-up expenses, which could be substantial, to the contractually-established arbitration process.

     Sellers' Indemnity.   In the Acquisition Agreement, the Sellers agreed
to indemnify the Company for certain environmental liabilities that result from certain discharges of hazardous materials, or violations of environmental laws, arising prior to the Closing Date from or relating to the Pioneer Americas plant sites or arising before or after the Closing Date with respect to certain environmental liabilities relating to the Contingent Payment Properties (as described in the next paragraph). Amounts payable pursuant to the Sellers' Indemnity will generally be payable as follows: (i) out of certain reserves established on Pioneer Americas' balance sheet at December 31, 1994; (ii) either by offset against the amounts payable under the Seller Notes or from amounts received in connection with the Contingent Payment Properties; and
(iii) in certain circumstances and subject to specified limitations, out of the personal assets of the Sellers. The Company is required to reimburse the Sellers with amounts recovered under the ZENECA indemnity or from other third parties. The Company and the Sellers have agreed that they will cooperate in matters relating to the ZENECA indemnity. The Company has also agreed to indemnify the Sellers for certain environmental liabilities that may arise after the Closing Date. The Company owns an equity interest of approximately 32% in Basic Investments, Inc., a Nevada corporation ("Basic Investments"). Through its subsidiaries, Basic Investments owns certain undeveloped land in the Las Vegas/Clark County, Nevada area and is, through a subsidiary, the general partner of Victory Valley Land Company, L.P., a Delaware limited partnership ("Victory Valley"), that owns additional undeveloped land in such area as well as an option to acquire the remainder of the undeveloped land owned by Basic Investments. Basic Investments also owns and maintains the water and power distribution network within the Basic Complex. The Company contracts with subsidiaries of Basic Investments for the delivery of the Company's water to the Company's plant site and transmission of the Company's power within the Henderson site. Pricing for the services provided is on an arm's-length basis. The Company owns a 21% limited partnership interest in Victory Valley, and Basic Investments owns an indirect 50% partnership interest in Victory Valley. The Company has a combined interest in Victory Valley of approximately 37% through its own direct interest and its partial ownership of Basic Investments.

     The Company also owns certain real property adjoining the sites of the Henderson, St. Gabriel and Mojave plants that is not used in the businesses conducted at such sites. Such property, comprising approximately 900 acres in the aggregate, is referred to herein as the "Excess Land." In accordance with the terms of the Acquisition, the Company's interests in Basic Investments, Victory Valley and the Excess Land (collectively, the "Contingent Payment Properties") are being held for the benefit of the Sellers until April 20, 2015. The Company will not receive any of the economic benefits from the Contingent Payment Properties, except that certain environmental and other indemnification obligations of the Sellers to the Company may be satisfied from proceeds of or payments on account of such investments and except to the extent that such investments are owned by the Company at the end of such 20-year period.

Item 2.  PROPERTIES.

FACILITIES

     The following table sets forth certain information regarding the Company's principal production and distribution facilities as of March 25, 1996. All property is leased unless otherwise indicated.

    Type of Facility                              Location
    ----------------                              --------
    Chlor-alkali plants                           St. Gabriel, Louisiana*
                                                  Henderson, Nevada*

    Bleach plants                                 Antioch, California*
                                                  Santa Fe Springs, California
                                                  Tracy, California
                                                  Kalama, Washington
                                                  City of Industry, California
                                                  Marysville, California

    Chlorine and hydrochloric acid repackaging    Santa Fe Springs, California
                                                  Tracy, California
                                                  Kalama, Washington
                                                  City of Industry, California
                                                  Marysville, California

    Iron chloride plants                          Mojave, California*
                                                  Pittsburg, California*

    Aluminum sulfate plants                       Antioch, California*
                                                  Spokane, Washington
                                                  Savannah, Georgia

    Polyaluminum chloride plant                   Savannah, Georgia

    Sodium aluminate plant                        Savannah, Georgia

    Caustic soda terminals                        Tampa, Florida
                                                  Memphis, Tennessee
                                                  Wilmington, California
                                                  Tracy, California
                                                  Antioch, California*

    Aluminum sulfate and sulfuric acid terminal   Albany, Oregon

    Distribution centers                          Fresno, California
                                                  Spokane, Washington

- ---------------
 *   Owned property

     The Company's corporate headquarters are located in leased office space in Houston, Texas under a lease terminating in 2002.

     In accordance with the terms of an Exchange and Registration Rights Agreement (the "Exchange Agreement") which Pioneer entered into at the time of the Acquisition, on January 23, 1996, Pioneer exchanged $135.0 million of its 13 3/8% First Mortgage Notes due 2005 (the "Mortgage Notes") for all of the outstanding Senior Notes. The Mortgage Notes and obligations outstanding under the Bank Credit Facility are secured by first mortgages on PCAC's St. Gabriel and Henderson facilities.


PCAC FACILITIES

     St. Gabriel, Louisiana.   PCAC's St. Gabriel plant is located on a
100-acre site near Baton Rouge, Louisiana. Approximately 228 acres adjoining the site are available to the Company for future industrial development, and approximately 400 acres adjoining the site constitute Excess Land. The plant was completed in 1970 and is situated on the Mississippi River with river frontage and deepwater docking, loading and unloading facilities. Annual production capacity at St. Gabriel is 182,000 tons of chlorine and 200,200 tons of caustic soda.


     Henderson, Nevada.   PCAC's Henderson plant is located on a 374-acre site
near Las Vegas, Nevada. Approximately 70 acres are developed and used for production facilities, and approximately 60 acres adjoining the site constitute Excess Land. The original plant, which began operation in 1942, was upgraded and rebuilt in 1976-1977. Annual production capacity at the plant is 140,000 tons of chlorine, 154,000 tons of caustic soda, 130,000 tons of hydrochloric acid and 5,100 tons of bleach. The Henderson plant is part of an industrial complex shared with three other manufacturing companies. Common facilities and property are owned and managed by subsidiaries of Basic Investments, which provide common services to the four site companies. Basic Investments' facilities include extensive water and high voltage power distribution systems, railroad facilities and access roads.

ALL-PURE FACILITIES

     Tracy, California.   The Tracy plant includes a 168,000 ton per year
bleach production facility and a chlorine repackaging facility on a 15-acre tract. The land at the facility is leased under a lease expiring in the year 2000. All-Pure's corporate office is located in separate leased offices in Tracy.

     Santa Fe Springs, California.   The Santa Fe Springs plant includes a
275,000 ton per year bleach production plant and a chlorine repackaging facility on a 4.5-acre tract. The land at the facility is leased under a lease expiring in 1998 with a five-year renewal option.

     Kalama, Washington. The Kalama plant includes a 41,000 ton per year bleach production facility and a chlorine repackaging facility on a three-acre tract. The land at the facility is leased under a month-to-month lease; an alternative site for the facility has been located in Kalama, although the final terms of the lease have not yet been negotiated.

     Marysville, California. The Marysville plant includes a chlorine and sulfur dioxide repackaging facility and a 5,000 ton per year bleach production facility on a 10-acre tract. The land is leased under a lease expiring in the year 2000.

     Fresno, California.   The Fresno facility consists of an approximately
10,000 square foot warehouse. All product shipped from the warehouse is transferred from the Tracy, California production facility for distribution to customers. The land at the facility is leased under a lease expiring in 2001.

     City of Industry, California.   The City of Industry plant includes a
307,500 tons per year bleach production facility and chlorine, hydrochloric acid and dry chemical repackaging facilities on a five-acre tract. The facility includes a 96,000 square foot warehouse. The land at the facility is leased under a lease expiring in 1998 with options to extend until 2008.

KEMWATER FACILITIES

     Antioch, California. Production facilities at the Antioch facility include a 30,000 ton per year aluminum sulfate plant and a 12,500 ton per year bleach plant. Caustic soda and sulfuric acid are terminaled and distributed from the location. The site also serves as corporate headquarters for Kemwater. The 22-acre company-owned site has deepwater access and rail service.

     Mojave, California. The Mojave facility, which was constructed in 1988 and 1989, includes a 130,000 ton per year iron chlorides production facility that is located on approximately eight acres of a 30-acre company-owned tract. Approximately 444 acres of adjoining land constitute Excess Land. The plant consists of two separate, identical production trains and has rail service.
The facility also terminals caustic soda, sulfuric acid and hydrochloric acid for distribution.

     Pittsburg, California. The Pittsburg plant has a 30,000 ton per year iron chlorides production facility. During 1995, Imperial West acquired the 10-acre rail served site, which was previously leased.

     Spokane, Washington.   The Spokane facility has a 30,000 ton per year
aluminum sulfate plant located on 4 acres. Sulfuric acid purchased from third parties is also distributed from the location. The land at the site is leased under a lease that can be terminated by either party with 30 days' notice.

     Albany, Oregon.   Aluminum sulfate, which is manufactured in Spokane,
Washington, is distributed from the Albany terminal. Sulfuric acid purchased from third parties is also distributed from the terminal, primarily to pulp and paper customers in central and southern Oregon. The land at the site is leased under a lease with an indefinite term, with cancellation by either party on 30 days' notice.

     Savannah, Georgia. Production facilities at Savannah include a 45,000 ton per year polyaluminum chloride plant, a 25,000 ton per year aluminum sulfate plant, a 15,000 ton per year sodium aluminate plant, and a 18,000 ton per year ferric sulfate granule dissolving plant. The two acre site is leased under a lease expiring in 2005, subject to options to extend the lease until 2015.

Item 3.  LEGAL PROCEEDINGS.

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of its business. The Company maintains insurance coverage against potential claims in amounts which it believes to be adequate. In the opinion of management, uninsured losses, if any, resulting from these matters will not have a material adverse effect on the Company's results of operations, cash flow or financial position.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of 1995 to a vote of holders of Pioneer's Common Stock.

Item 4.1  EXECUTIVE OFFICERS OF THE REGISTRANT.

     The names, ages and current offices of the executive officers of the Company, who are to serve until the next annual meeting of the Board of Directors to be held in 1996, are set forth below.

     Name and Age                   Office
     ------------                   ------
     Richard C. Kellogg, Jr. (44)   President
     Paul J. Kienholz (65)          President and Chief Operating Officer
                                         of Pioneer Americas, Inc.
     Philip J. Ablove (55)          Vice President and Chief Financial Officer
     Jerry B. Bradley (50)          Vice President, Human Resources
                                         of Pioneer Americas, Inc.
     James E. Glattly (49)          Vice President, Sales and Marketing
                                         of Pioneer Americas, Inc.
     Verrill M. Norwood (64)        Vice President, Environmental, Health
                                         and Safety of Pioneer Americas, Inc.
     Kent R. Stephenson (46)        Vice President, General Counsel
                                         and Secretary
     Frank B. Belliss (42)          President of Kemwater North America
                                         Company
     Ronald E. Ciora (54)           President of All-Pure Chemical Co.

     Richard C. Kellogg, Jr. has served as President and a director of Pioneer since the closing of the Acquisition on April 20, 1995. In October 1988 he was a co-founder of Pioneer Americas Inc. and he has served as Chairman of the Board and a director of that company since October 1988. Mr. Kellogg is also a director of Basic Investments, Inc., a corporation in which Pioneer holds an equity interest of approximately 32%. From 1983 to 1993, Mr. Kellogg served as Vice President of Trans Marketing Houston, Inc. ("TMHI"), a company that he co-founded and which was involved in the international trading of refined petroleum products and chemicals. TMHI filed for bankruptcy in April 1993 and a liquidation plan was approved by the federal bankruptcy court in December 1993.

     Paul J. Kienholz has served as President and Chief Operating Officer of Pioneer Americas, Inc. since 1988. Mr. Kienholz was employed by PPG Industries, Inc. from 1959 to 1988, where he served in various capacities, including Director, Chlor-Alkali Products.

     Philip J. Ablove has served as Vice President and Chief Financial Officer of the Company since March 1996. He has been a consultant and an officer and director specializing in high growth or financially distressed companies since 1983. In a consulting role, he served as Acting Chief Financial Officer of Pioneer from October 1995 to March 1996, and he has been a director of Pioneer since January 1991. He was President and Chief Executive Officer of GEV Corporation from January 1991 to July 1992 after serving as a consultant to GEV Corporation from October 1990 to January 1991. From June 1988 until June 1990, he was a director and officer of Ironstone Group,

Inc., a publicly-held holding company with interests in wholesale plumbing distribution and oil and gas exploration and production, which filed a petition in January 1991 for reorganization under federal bankruptcy law. From July 1988 to June 1990, Mr. Ablove was also Executive Vice President and a director of Iron-Oak Supply Corporation, a subsidiary of Ironstone, which filed a bankruptcy petition in January 1991.

     Jerry B. Bradley has served as Vice President, Human Resources of Pioneer Americas, Inc. since October 1995. From May 1993 to October 1995, Mr. Bradley was President of Tandem Partners, Inc., a human resources consulting firm. From 1978 to 1993 he was employed by Occidental Chemical Corporation, where he served as Vice President, Human Resources from 1978 to 1993.

     James E. Glattly has served as Vice President, Sales and Marketing of Pioneer Americas, Inc. since 1988. Prior to joining Pioneer Americas, Inc., he was employed by Occidental Chemical Corporation from 1985 to 1988 and from 1974 to 1983, where he served in various capacities, including Western Regional Manager and various other sales positions. From 1983 to 1985 Mr. Glattly served as General Manager of HCI Chemical.

     Verrill M. Norwood has served as Vice President, Environmental, Health and Safety of Pioneer Americas, Inc. since 1990. Prior to joining Pioneer Americas, Mr. Norwood was employed by Olin Corporation from 1973 to 1990, where he served as Vice President, Environmental Affairs from 1978 to 1990.

     Kent R. Stephenson has served as Vice President, General Counsel and Secretary of Pioneer since June 1995, and as Vice President, General Counsel and Secretary of Pioneer Americas, Inc. since 1993. Prior to joining Pioneer Americas, he was employed by Zapata Corporation, a publicly-traded gas services company, from 1978 to 1993. Mr. Stephenson served as Senior Vice President, General Counsel and Secretary of Zapata from 1987 to 1993.

     Frank B. Belliss has served as President of Kemwater North America Company since February 1996. He served as President of Imperial West from February 1994 to February 1996. Mr. Belliss was Vice President and General Manager of Imperial West for more than five years prior to February 1994.

     Ronald E. Ciora has served as President of All-Pure since November 1995. For more than five years prior thereto, he was President and Chief Executive Officer of DPC Industries, Inc., DX Distribution, Inc. and DXI Industries, Inc., which are companies engaged in chemical distribution, chlorine repackaging and bleach manufacturing.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     On March 31, 1995, Pioneer's stockholders approved a one-for-four reverse stock split which was effective on April 27, 1995 (the "Reverse Stock Split"). The number of authorized shares remained at 46.0 million for Class A Common Stock and 4.0 million for Class B Common Stock, and the par value of the Common Stock was unchanged. Unless the context otherwise requires, all references in this Report to Common Stock share and per share amounts reflect the Reverse Stock Split.

     Since May 19, 1995, Pioneer's Class A Common Stock has been traded on the NASDAQ National Market under the symbol "PIONA". Prior to that date it was traded on the NASD OTC Bulletin Board. There is no established trading market for Pioneer's Class B Common Stock. The price range for the Class A Common Stock, as adjusted to reflect the Reverse Stock Split, for each quarterly period for the last two fiscal years is shown in the following table:

                                            High            Low
                                            ----            ---
           1995
           ----
           Fourth Quarter                  $ 8.63         $ 5.25
           Third Quarter                     9.38           5.00
           Second Quarter                   12.00           3.75
           First Quarter                     6.50           1.25

           1994
           ----
           Fourth Quarter                   1.88            0.50
           Third Quarter                    2.25            1.50
           Second Quarter                   3.00            1.75
           First Quarter                    2.75            1.00


     Information set forth in the table with respect to periods prior to May 19, 1995, is derived from high and low bid and ask prices, and is not indicative of actual trading prices. For periods after that date, prices are as reported in the consolidated transaction reporting system.

     As of March 22, 1996, there were approximately 230 holders of record of the Class A Common Stock and there were two holders of record of the Class B Common Stock.

     No dividends have been declared with respect to Pioneer's Common Stock during the two most recent fiscal years. Pursuant to the terms of the indenture with respect to the outstanding 13-3/8% First Mortgage Notes issued by PAAC, prior to April 1, 1997, dividends on PAAC's stock cannot be paid in amounts in excess of those necessary to enable Pioneer to pay interest on the $11.5 million principal amount of its outstanding Seller Notes and for certain other limited purposes. It is anticipated that as a result of such restriction, no dividends on Pioneer's Common Stock will be declared during such period.

Item 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected historical financial data of the Predecessor Company for the years ended December 31, 1994, 1993, 1992, and 1991. The data should be read in conjunction with the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data. The table also sets forth the financial condition of the Company at December 31, 1995 and the results of operations of the Company for the year ended December 31, 1995. For comparative purposes the Predecessor Company's operating results from January 1, 1995 through April 20, 1995 are also presented. The following table should also be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                                                        PREDECESSOR COMPANY
                                                  --------------------------------------------------------------
                                                  PERIOD FROM
                                                  JANUARY 1,
                                                     1995
                                    YEAR ENDED      THROUGH                 YEAR ENDED DECEMBER 31,
                                   DECEMBER 31,    APRIL 20,      -----------------------------------------------
                                     1995 (1)        1995          1994(2)        1993          1992       1991
                                    ----------      --------      --------      --------      --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues  . . . . . . . . . . . .     $142,908      $ 57,848      $167,217      $151,191      $157,401   $162,454
Costs and expenses:
    Cost of sales . . . . . . . .       98,175        37,400       134,556       131,711       126,149    128,592
    Selling, general and
      administrative expenses . .       20,765         7,047        22,529        21,850        22,602     19,521
    Interest expense, net . . . .       13,540         1,665         6,407         7,551         8,189      9,950
Other income (expense) from
  settlement of litigation and
  insurance claims, net . . . . .           --            --         3,326         8,360         2,755     (4,517)
Other income (expense)  . . . . .          637          (115)        1,337         2,103         1,130        (77)
                                      --------      --------      --------      --------      --------   --------
Income (loss) before income taxes
  and extraordinary items . . . .       11,065        11,621         8,388           542         4,346       (203)
Provision for (benefit from)
  income taxes  . . . . . . . . .        5,579         4,809         3,242           486         1,765       (283)
                                      --------      --------      --------      --------      --------   --------
Income before extraordinary
  item  . . . . . . . . . . . . .        5,486         6,812         5,146            56         2,581         80
Extraordinary item, net of
  applicable tax  . . . . . . . .           --         3,420            --            --            --         --
                                      --------      --------      --------      --------      --------   --------
Net income  . . . . . . . . . . .     $  5,486      $  3,392      $  5,146      $     56      $  2,581   $     80
                                      ========      ========      ========      ========      ========   ========
Net income per share  . . . . . .     $   0.75
                                      ========
OTHER FINANCIAL DATA:

Capital expenditures  . . . . . .     $ 13,556      $  3,447      $  5,681      $  5,888      $  6,652   $  7,313
Depreciation and amortization . .       12,274         4,490        13,595        13,446        12,992     11,953
EBITDA(3) . . . . . . . . . . . .       36,879        17,776        28,390        21,539        25,527     21,700

BALANCE SHEET DATA:
Total assets  . . . . . . . . . .     $267,300      $166,998      $164,531      $158,638      $170,638   $184,799
Total debt, redeemable preferred
  stock and redeemable stock put
  warrants  . . . . . . . . . . .      146,463        57,677        57,865        67,709        76,848     88,393
Common stockholders' equity . . .       44,475        26,370        23,102        19,721        20,165     21,374

                                (See footnotes)

(1) The results of operations include the results of operations of Pioneer Americas since its acquisition.
(2) GPS was acquired in May 1994 and therefore the results of operations for the year ended December 31, 1994 include the results of operations from the date of acquisition in May 1994 through December 31, 1994. GPS generated third party sales during such partial period of $9.4 million.
(3) EBITDA is defined as earnings before interest, income taxes, depreciation, amortization and extraordinary item and is presented because the Company believes that it provides useful information regarding its ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other combined income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company's profitability or liquidity.


     The following table sets forth selected historical financial data of the Company for the years ended December 31, 1994, 1993, 1992, and 1991. The data should be read in conjunction with the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

                                                                         GEV CORPORATION
                                                      ------------------------------------------------------
                                                                     YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------------------
                                                       1994           1993          1992              1991
                                                      ------         ------        -------          --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT  OF OPERATIONS DATA:
General and administrative expenses . . . . . .       $  155         $  505        $   560          $  1,543
Equity in earnings of unconsolidated                      --             --             --             1,490
  subsidiaries  . . . . . . . . . . . . . . . .
Bankruptcy costs  . . . . . . . . . . . . . . .           --             --            377             5,093
Reduction in carrying value of investment in
  unconsolidated subsidiaries   . . . . . . . .           --             --             --            15,196
Interest (income) expense, net  . . . . . . . .          (15)            15              9               865
                                                      ------         ------        -------          --------

Loss before income taxes and extraordinary item         (140)          (520)          (946)          (21,207)

Extraordinary item(1) . . . . . . . . . . . . .           --             --         34,698                --
                                                      ------         ------        -------          --------

Net income (loss) . . . . . . . . . . . . . . .       $ (140)        $ (520)       $33,752   (2)    $(21,207)
                                                      ======         ======        =======          ========
Net income (loss) per share . . . . . . . . . .       $ (.03)        $ (.15)       $ 11.11          $  (8.00)
                                                      ======         ======        =======          ========
Average number of shares of common stock
  outstanding   . . . . . . . . . . . . . . .          4,323          3,419          3,037             2,650

BALANCE SHEET DATA:
Total assets  . . . . . . . . . . . . . . . . .       $  912         $  217        $   283          $ 89,566
Long-term obligations . . . . . . . . . . . . .           --             --            478                --
Liabilities subject to compromise . . . . . . .           --             --             --           122,042
Stockholders' equity (deficiency) . . . . . . .          762           (223)          (355)          (35,550)


(1)  Represents gain on settlement of pre-petition liabilities.

(2) The 1992 period included an extraordinary gain from the settlement of pre-petition liabilities totaling $34,698, or $11.43 per share.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company, through its subsidiaries, manufactures chlorine, caustic soda and several related downstream water treatment products, principally hydrochloric acid, bleach, iron chlorides and aluminum sulfate. The Company's products are used in a variety of applications including water treatment, plastics, detergents and agricultural chemicals. During 1995 the Company's operating subsidiaries were PCAC, Imperial West and All-Pure (including GPS, acquired in May 1994).

     The chlorine and caustic soda markets in which the Company competes are cyclical markets that are sensitive to relative changes in supply and demand, which are in turn affected by general economic conditions. Over the last five years the PVC (polyvinyl chloride) market has experienced steady growth. However, the use of chlorine as a bleaching agent in the pulp and paper industry and as a feedstock in the production of CFCs (chlorofluorocarbons) has been reduced significantly due to regulatory pressures. As a result of these factors and a general economic recession in the early 1990s, the North American chlor-alkali industry experienced declining prices, as ECU prices fell by over 52% from the fourth quarter of 1989 to the second quarter of 1993. After a significant improvement in domestic economic growth, in early 1994 chlor-alkali markets experienced increased levels of demand. In addition, little new capacity had been added during this time, resulting in greater capacity utilization and higher domestic and export prices for chlor-alkali products. These conditions continued in 1995. The increase in demand enabled the Company and the industry in general to increase selling prices significantly at a time when operating costs generally did not increase. For example, from January 1994 through December 1995, the Company increased its average selling prices by 38%, from $283 to $391 per ECU.

     Large quantities of chlorine are not typically stored on- or off-site. Chlor-alkali production rates are therefore typically based on short-term chlorine demand (typically, one month). However, chlor-alkali plants do not achieve cost efficiencies if production rates are often cycled up and down. The desirability of maintaining steady production rates is made difficult by the cyclical nature of the chlor-alkali business, which is at times exacerbated by the fact that the price and demand curves for chlorine differ from those of its co-product, caustic soda. Peak and trough demand for chlorine and caustic soda rarely coincide and caustic soda demand tends to trail chlorine demand into and out of economic growth cycles.

     To achieve operating efficiencies and to mitigate the effects of cyclicality on the Company's business, the Company has pursued a strategy of converting chlorine and caustic soda into products that are used in markets with steady demand, particularly water treatment chemicals. In pursuit of this strategy, the Company acquired Imperial West and All-Pure in 1990, GPS in 1994, and KWT in February 1996, each of which is a major manufacturer and distributor, primarily in the western United States, of water treatment chemicals such as iron chlorides, aluminum sulfate, repackaged chlorine and bleach. The success of this strategy is reflected in the Company's increased capacity utilization rates for chlorine and caustic soda over the last five years, from 93% of capacity in 1990 to approximately 102% in 1994. The capacity utilization decreased in 1995 to approximately 92% due primarily to the planned shutdown for maintenance at the St. Gabriel facility. Gross profit margins for downstream sales vary from gross profit margins of chlor-alkali sales; the difference depends on where the chlor-alkali industry is in its cycle.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data for the periods indicated:

                                           PRO FORMA (1)                      PREDECESSOR COMPANY
                                      ----------------------   ------------------------------------------------
                                                             YEAR ENDED DECEMBER 31,
                                      -------------------------------------------------------------------------
                                              1995                     1994                      1993
                                             ------                   ------                    ------
                                                    % OF                      % OF                     % OF
                                       $'000S      REVENUES     $'000S      REVENUES      $'000S      REVENUES
                                      --------    ----------   --------    ----------    --------    ----------
Revenues:
  PCAC                                $ 118,298         58.9%    $ 88,907         53.2%   $ 81,393         53.8%
  Imperial West                          32,909         16.4       30,438         18.2      27,679         18.3
  All-Pure and GPS(2)                    49,549         24.7       47,872         28.6      42,119         27.9
                                      ---------       ------     --------        -----    --------        -----
      Total revenues                    200,756        100.0      167,217        100.0     151,191        100.0
Costs and expenses:
  Cost of sales                         135,575         67.5      134,556         80.5     131,711         87.1
  Selling, general and
    administrative expense               27,812         13.9       22,529         13.5      21,850         14.4
  Interest expense, net                  15,205          7.6        6,407          3.8       7,551          5.0
Other income from settlement of
  litigation and insurance claims,
       net                                   --           --        3,326          2.0       8,360          5.5
Other income, net                         1,494          0.8        1,337          0.8       2,103          1.4
                                      ---------       ------     --------        -----    --------        -----
Income before income taxes
    and extraordinary item               23,658         11.8        8,388          5.0         542          0.4
Provision for income taxes               10,388          5.2        3,242          1.9         486          0.3
                                      ---------       ------     --------        -----    --------        -----
Net income before
    extraordinary item                   13,270          6.6        5,146          3.1          56          0.1
Extraordinary item, net of
    applicable tax                       (3,420)        (1.7)          --           --          --           --
                                      ---------       ------     --------        -----    --------        -----
Net income                            $   9,850          4.9%    $  5,146          3.1%   $     56          0.1%
                                      =========       ======     ========        =====    ========        =====

- ---------------
(1) The pro forma results of operations, which combine the Company's operating results for the year ended December 31, 1995 and the Predecessor Company's operating results from January 1, 1995 through April 20, 1995, are provided for comparative purposes. The Predecessor Company's operating results exclude approximately $1.0 million of transaction costs related to the Acquisition. The Company believes that this provides a meaningful basis for comparison. The Company and the Predecessor Company have different asset bases and the effects on operating results of these differences are discussed below.
(2) GPS was acquired in May 1994 and therefore the results of operations for the year ended December 31, 1994 include the results of operations from the date of acquisition in May 1994 through December 31, 1994. GPS generated third party sales during such partial period of $9.4 million.

PRO FORMA YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

Revenues

     Revenues increased by $33.5 million or 20% to $200.7 million for the 1995 period. This increase was primarily due to a $29.4 million increase in chlor-alkali sales, a result of industry-wide strengthening of ECU prices. The average ECU price during the 1995 period increased 27% over the same period in 1994.

Gross Profit

     Gross profit was essentially flat but increased as a percentage of revenues to 32.5% in 1995 from 19.5% in 1994 due to a combination of increased revenues and lower raw material costs which offset higher transportation and other expenses and an Acquisition related inventory step-up.

Selling, General and Administrative Expense

     Selling, general and administrative expense increased by $5.3 million or 23% to $27.8 million for the year ended December 31, 1995. This increase was primarily the result of the impact of an acquisition by the Predecessor Company in May 1994, additional compensation pursuant to the Company's incentive compensation program, and increased amortization as a result of the Acquisition.

Interest Expense, net

     Interest expense increased by $8.8 million or 137% to $15.2 million for 1995 from $6.4 million for 1994. This increase was a result of debt incurred in connection with the Acquisition.

Income Before Taxes and Extraordinary Item

     As a result of the above, net income before taxes and extraordinary item increased by $15.3 million or 182% to $23.7 million of income for the year ended December 31, 1995 from $8.4 million for the year ended December 31, 1994.

Provision for Income Taxes

     Provision for income taxes increased $7.1 million to $10.4 million for the year ended December 31, 1995 from $3.2 million for the comparable 1994 period due to higher income. Taxable income is higher than book income due to the non-deductibility of amortization of the excess cost over the fair value of the net assets acquired. A provision is recorded on the income statement; however, federal income taxes payable are reduced due to the utilization of the net operating loss carryfoward.

Extraordinary Item

     An extraordinary item of $3.4 million net of an income tax benefit of $2.1 million recorded during the 1995 period was due to costs incurred, and previously capitalized costs written off, pertaining to debt refinanced by the Predecessor Company in the 1995 period prior to the Acquisition.

Net Income

     As a result of the forgoing, net income increased 91% to $9.9 million.

PREDECESSOR COMPANY YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

Revenues

     Revenues during 1994 increased by $16.0 million or 10.6% to $167.2 million. The increase was primarily attributable to significantly higher selling prices and moderately higher sales volumes for chlorine due to an industry-wide increase in chlorine demand, partially offset by slightly lower selling prices and volumes for caustic soda. In addition, All-Pure/GPS revenues increased by $5.8 million or 13.7% primarily as a result of the contribution of $9.4 million of revenues by GPS from the date of its acquisition in May 1994 through December 31, 1994.

Gross Profit

     Gross profit increased by $13.2 million or 67.7% to $32.7 million in 1994. Gross margin increased to 19.5% for 1994 from 12.9% for 1993. The increase in gross profit and gross margin was primarily attributable to the increase in revenues at PCAC related to higher prices, lower costs of power, and lower per-unit fixed costs due to the higher throughput which increased by approximately 7,700 tons in 1994 due to increased efficiencies. These factors were offset by the inability of All-Pure to pass on approximately $2.7 million of increased ECU prices and other raw material costs to its customers in a timely manner due to the terms of existing contracts and market conditions.

Selling, General and Administrative

     Selling, general and administrative expenses increased slightly in 1994 but decreased to 13.5% of revenues from 14.4% in 1993.

Interest Expense

     Interest expense in 1994 decreased $1.1 million from $7.6 million in 1993 as a result of reduction in debt offset by increases in interest rates, which were tied to the prime rate.

Other Income from Settlement of Litigation and Insurance Claims, net

     Other income from settlements of litigation and insurance claims decreased by $5.0 million to $3.3 million in 1994 from $8.4 million in 1993. In 1994 the Company received a $5.9 million insurance recovery relating to the 1991 chlorine release at the Henderson facility, of which $3.3 million was recognized as other income, $2.1 million was recognized as reimbursement of current costs and $0.5 million was accrued for future liabilities. In 1993 the Company received a $7.8 million arbitration settlement from the prior owner of the Company's Henderson and St. Gabriel plants relating to disputes over supply and sales contracts.

Other Income, net

     Other income decreased by $0.8 million to $1.3 million in 1994. The decrease was primarily attributable to a charge for the revaluation of stock appreciation rights ("SAR's") issued to certain of the Company's lenders in 1990.

Provision for Income Taxes

     Provision for income taxes was $3.2 million in 1994 as compared to $0.5 million in 1993 due to an increase in pre-tax income partially offset by a lower effective tax rate which includes an adjustment of previously provided taxes.

Net Income

     As a result of the foregoing, net income was $5.1 million in 1994 as compared to $0.1 million in 1993.

LIQUIDITY AND CAPITAL RESOURCES

     The Company incurred substantial indebtedness in connection with the Acquisition. As of December 31, 1995, the Company had outstanding indebtedness of approximately $146.5 million.

     Concurrently with the Acquisition, the Bank Credit Facility became available to Pioneer Americas, Inc. The Bank Credit Facility provides a $30 million revolving line of credit, subject to borrowing base limitations that relate to the level of accounts receivable and inventory of Pioneer Americas, Inc. and its subsidiaries, PCAC, Imperial West and All-Pure ("Subsidiary Guarantors"). As of December 31, 1995, the Subsidiary Guarantors had $2.9 million of letters of credit outstanding and had, subject to certain restrictions (including borrowing base limitations), the ability to draw up to $27.1 million of additional secured indebtedness under the Bank Credit Facility through 1998. The Bank Credit Facility is secured by the accounts receivable and inventory of the Subsidiary Guarantors, and the guarantee of PCAC issued in connection therewith is secured by first mortgage liens on PCAC's St. Gabriel, Louisiana and Henderson, Nevada plants pari passu with PAAC's outstanding
13 3/8% First Mortgage Notes ( the "Mortgage Notes."). The only financial coverage ratio requirements included in either the indenture with respect to the Mortgage Notes or the Bank Credit Facility are those which require a calculation of a consolidated cash flow coverage ratio and an interest coverage ratio. The indenture requires that, on a pro forma basis, the Company's consolidated cash flow coverage ratio for the most recently ended four full fiscal quarters immediately preceding the date on which indebtedness is incurred, calculated on a pro forma basis as if indebtedness was incurred on the first day of such four full fiscal quarter period, would be at least 2.75 to 1.0. Dividends may not be paid unless, among other tests, PAAC could incur $1.00 of additional indebtedness. The Bank Credit Facility requires an interest coverage ratio of 1:00 to 1:00. PAAC and Pioneer Americas are in compliance with the financial coverage ratio requirements.

     The Company believes that cash flow from current and anticipated future levels of operations and, to a lesser extent, the availability under the Bank Credit Facility, will be adequate to make the required payments of principal and interest on outstanding indebtedness, as well as to fund its foreseeable capital expenditures and working capital requirements. Annual cash interest of $19.0 million will be payable on the Mortgage Notes and on the Seller Notes. The Company anticipates that capital expenditures for 1996 will be approximately $16.0 million, including approximately $3.4 million for environmental compliance matters. The Company believes that forecasted capital expenditures will permit it to maintain its facilities on a basis competitive within the industry through improved efficiency and throughput and continuation of high operating rates. To the extent that the Company were to draw upon the commitments under the Bank Credit Facility due to adverse business conditions or to finance acquisitions or for other corporate purposes, the Company's aggregate interest expense would be increased.

     The Company's belief that it will generate sufficient cash flow for its requirements is based, among other things, on the assumptions that: (i) the Company's cash flow will be strong for several years as a result of continued high ECU prices; (ii) the Company will invest in working capital in accordance with prior practices; (iii) the Company will not incur any material capital
expenditures in excess of its business plan.   Based on its analysis of
industry trends, management expects that current ECU prices, which are at historically high levels, will continue at such levels during the next several years, which, together with established low cash ECU production costs, should result in cash inflows significantly greater than those experienced previously.

     Pioneer's source of funds for payment of principal and interest on the Seller Notes will be provided by dividends from PAAC. PAAC is restricted in paying such dividends to 50% of the cumulative consolidated net income of PAAC for the period subsequent to January 1, 1995, and is required to meet a consolidated cash flow coverage ratio test of at least 2.75 to 1.0 for the prior four fiscal quarters. Payment of dividends by PAAC to Pioneer should not impair PAAC's liquidity if the tests are met.

     Working Capital.   The Company had working capital of $11.0 million at
December 31, 1995, as compared to a working capital deficiency of the Predecessor Company of $4.4 million at December 31, 1994, primarily due to higher cash balances and receivables as a result of higher volumes and prices associated with ECU sales. Also, $12.1 million of current maturities of long-term debt was included in current liabilities in 1994.

     Net Cash Used in Investing Activities.   Cash used in investing activities
for 1995 was $169.0 million, an increase of $164.3 million from that used by the Predecessor Company in 1994. This increase was due primarily to the purchase of the Predecessor Company by Pioneer for $152.3 million and an increase in capital spending of $11.3 million for equipment replacement, operation improvements and environmental compliance.

     Cash used in investing activities by the Predecessor Company for 1994 was $5.0 million, a decrease of $0.7 million from 1993. This decrease was mainly a result of the 1994 sale of certain land located near PCAC's Henderson facility for approximately $0.7 million. Capital spending, which was for equipment replacement, operations improvements and environmental compliance, totaled $5.7 million in 1994 and $5.9 million in 1993.

     Net Cash Provided by (Used in) Financing Activities.   Cash provided by
financing activities in 1995 was $146.7 million compared to cash used in financing activities by the Predecessor Company in 1994 of $15.9 million. The difference is primarily due to the borrowings on the Mortgage Notes of $135.0 million and the issuance of $21.0 million of common stock during 1995 as compared to net repayments on debt in 1994. Cash used in financing activities in 1994 was $15.9 million, an increase of $4.1 million from 1993. The difference is primarily a result of an increase in the amount of debt repaid in 1994.

SFAS 121

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," (SFAS 121) which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed. The Company will adopt SFAS 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

SFAS 123

     The Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) in October 1995.
SFAS No. 123, which is effective for fiscal years beginning after December 15, 1995, allows companies either to (i) continue to measure compensation cost based on the "intrinsic value" method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25) or (ii) adopt a "fair value" method of accounting for all employee stock-based compensation; provided, however, that in either case companies will be required to significantly expand disclosures related to stock-based employee compensation arrangements (including the pro forma amount of net income and earnings per share as if the new "fair value" method were adopted, for those companies choosing to retain the "intrinsic value" method of APB No. 25.) The accounting requirements for companies choosing to adopt SFAS No. 123 apply to all stock-based awards granted, modified or settled in cash in fiscal years beginning after December 15, 1995. The pro forma disclosure requirements for companies electing to continue to apply APB No. 25 include, for comparative purposes, the effects of all stock-based awards granted in fiscal years beginning after December 15, 1994. The Company has elected to continue utilizing the accounting prescribed by APB No. 25 for stock issued to employees and therefore the impact on the Company of this change in accounting principle will be only to increase disclosure requirements.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index:

                                                                                       PAGE
                                                                                       ----
     (1)  Consolidated financial statements, Pioneer Companies, Inc. and subsidiary companies:

          Report of Deloitte & Touche LLP, independent public accountants,
               dated March 22, 1996.................................................    25

          Report of Ernst & Young LLP, independent auditors, dated
               June 26, 1995........................................................    26

          Report of Piercy, Bowler, Taylor & Kern, independent public
               accountants, dated January 30, 1995..................................    27

          Consolidated balance sheets---December 31, 1995 and 1994 and
               Predecessor Company at December 31, 1994 ............................    28

          Consolidated statements of operations for the years ended December
               31, 1995, 1994 and 1993 and Predecessor Company Period
               from January 1, 1995 through April 20, 1995 and Years
                Ended December 31, 1994 and 1993....................................    30

          Consolidated statements of stockholders' equity (deficiency) for the years ended December 31, 1995, 1994 and 1993 and Predecessor
               Company Period from January 1, 1995 through April 20, 1995
               and Years Ended December 31, 1994 and 1993 ..........................    31

          Consolidated statements of cash flows for the years ended December 31,
               1995, 1994 and 1993 and Predecessor Company Period from
               January 1, 1995 through April 20, 1995 and Years Ended
                December 31, 1994 and 1993..........................................    32

          Notes to consolidated financial statements ...............................    35

     (2)  Supplemental Schedule:

          Schedule II - Valuation and Qualifying Accounts ..........................    63

   All schedules, except the one listed above, have been omitted since the information required to be submitted has been included in the financial statements or notes or has been omitted as not applicable or not required.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Pioneer Companies, Inc.

     We have audited the accompanying consolidated balance sheets of Pioneer Companies, Inc. (the "Company"), as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years then ended. Our audits also included the financial statement schedule II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pioneer Companies, Inc., at December 31, 1995 and 1994, and the consolidated results of its operations, changes in stockholders' equity (deficiency) and cash flows for each of the three years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



                                                           DELOITTE & TOUCHE LLP

Houston, Texas
March 22, 1996

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Pioneer Americas, Inc.

     We have audited the accompanying consolidated balance sheet of Pioneer Americas, Inc. (the "Company"), as of December 31, 1994 and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from January 1, 1995 through April 20, 1995 and for each of the two years in the period ended December 31, 1994. Our audits also included the related financial statement schedule II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of certain of the Company's investments (as described in Note 4) have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for these investments, it is based solely on their reports.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pioneer Americas, Inc., at December 31, 1994 and the consolidated results of its operations and its cash flows for the period from January 1, 1995 through April 20, 1995 and each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



                                                        ERNST & YOUNG LLP
Houston, Texas
June 26, 1995

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Basic Investments, Inc.
Henderson, Nevada

We have audited the accompanying combined balance sheets of Basic Investments, Inc. and affiliates (the Company) as of December 31, 1994 and the related combined statements of income, equity and cash flows for each of the two years in the period ended December 31, 1994. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Basic Investments, Inc. and affiliates as of December 31, 1994 and the results of its combined operations and cash flows for each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.




                                                   PIERCY, BOWLER, TAYLOR & KERN
                              CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS ADVISORS
                                                      A PROFESSIONAL CORPORATION



Las Vegas, Nevada
January 30, 1995

                            PIONEER COMPANIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                        PREDECESSOR
                                                                                DECEMBER 31,              COMPANY
                                                                         -------------------------      DECEMBER 31,
                                                                           1995             1994            1994
                                                                         --------         --------      ------------
ASSETS
Current assets:
     Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 11,276           $ 880         $  3,310
     Accounts receivable, less allowance for doubtful accounts of
       $1,424 at December 31, 1995 and  $2,038 at
       December 31, 1994 (Predecessor Company)  . . . . . . . . .          29,238              --           26,170
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . .          13,004              --           12,236
     Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .           3,781              --            1,845
                                                                         --------           -----         --------
         Total current assets   . . . . . . . . . . . . . . . . .          57,299             880           43,561
Property, plant, and equipment:
     Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,711              --           11,203
     Buildings and improvements . . . . . . . . . . . . . . . . .          13,997              --           13,891
     Machinery and equipment  . . . . . . . . . . . . . . . . . .          67,587              71          107,857
     Cylinders and tanks  . . . . . . . . . . . . . . . . . . . .           4,503              --            4,337
     Construction in progress . . . . . . . . . . . . . . . . . .           9,394              --            3,392
                                                                         --------           -----         --------
                                                                           97,192              71          140,680
     Less accumulated depreciation  . . . . . . . . . . . . . . .          (7,795)            (39)         (56,267)
                                                                         --------           -----         --------
                                                                           89,397              32           84,413
Investment in Victory Valley Land Company, L.P. ("VVLC")  . . . .              --              --            1,612
Investment in Basic Investments, Inc. ("BII") . . . . . . . . . .              --              --           15,704
Other assets, net of accumulated amortization of $1,168
  at December 31, 1995 and $11,302 at December 31, 1994
  (Predecessor Company)   . . . . . . . . . . . . . . . . . . . .          11,664              --            9,197
Excess cost over the fair value of net assets acquired, net of accumulated amortization of $3,311 at December 31, 1995
  and $2,722 at December 31, 1994 (Predecessor Company)   . . . .         108,940              --           10,044
                                                                         --------           -----         --------
         Total assets   . . . . . . . . . . . . . . . . . . . . .        $267,300           $ 912         $164,531
                                                                         ========           =====         ========





                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                     PREDECESSOR
                                                                            DECEMBER 31,               COMPANY
                                                                      -------------------------      DECEMBER 31,
                                                                       1995              1994            1994
                                                                      --------         --------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable . . . . . . . . . . . . . . . . . . . .         $ 18,793         $     20        $ 13,103
     Accrued liabilities  . . . . . . . . . . . . . . . . . .           24,108              130          19,330
     Returnable deposits  . . . . . . . . . . . . . . . . . .            3,437               --           3,423
     Current maturities of long-term debt . . . . . . . . . .               --               --          12,056
                                                                      --------         --------        --------
         Total current liabilities  . . . . . . . . . . . . .           46,338              150          47,912

Bank Credit Facility  . . . . . . . . . . . . . . . . . . . .               --               --              --
13-3/8% First Mortgage Notes due 2005 . . . . . . . . . . . .          135,000               --              --
Seller Notes  . . . . . . . . . . . . . . . . . . . . . . . .           11,463               --              --
Long-term debt, less current maturities . . . . . . . . . . .               --               --          36,757
Returnable deposits . . . . . . . . . . . . . . . . . . . . .            3,281               --           3,788
Accrued pension and other employee benefits . . . . . . . . .           13,573               --          10,794
Future tax effects  . . . . . . . . . . . . . . . . . . . . .               --               --          19,799
Other long-term liabilities . . . . . . . . . . . . . . . . .           13,170               --          13,327

Commitments and contingencies

Redeemable preferred stock  . . . . . . . . . . . . . . . . .               --               --           6,227
Redeemable stock put warrants . . . . . . . . . . . . . . . .               --               --           2,825

Stockholders' equity:
     Preferred stock: $.01 par value, authorized 10,000,000
       shares, none issued
     Common stock:
       Class A, $.01 par value, authorized 46,000,000 shares,
         issued and outstanding 7,883,593 at December 31,
         1995 and 3,768,499 at December 31, 1994  . . . . . .               79               38              --
       Class B, $.01 par value, authorized 4,000,000 shares,
         issued and outstanding 655,199 at December 31,
         1995 and 769,354 at December 31, 1994, convertible
         share-for-share into Class A shares  . . . . . . . .                7                8              --
     Common stock, $.01 par value, authorized 3,000,000
       shares, issued and outstanding 1,509,343 at
       December 31, 1994  . . . . . . . . . . . . . . . . . .               --               --              15
     Additional paid-in capital . . . . . . . . . . . . . . .           40,056            1,869           4,186
     Retained earnings (deficit)  . . . . . . . . . . . . . .            4,333           (1,153)         18,901
                                                                      --------         --------        --------
         Total stockholders' equity   . . . . . . . . . . . .           44,475              762          23,102
                                                                      --------         --------        --------
         Total liabilities and stockholders' equity   . . . .         $267,300         $    912        $164,531
                                                                      ========         ========        ========


                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     PREDECESSOR COMPANY
                                                                             ----------------------------------
                                                                             PERIOD FROM
                                                                              JANUARY 1,
                                                                                1995
                                               YEAR ENDED DECEMBER 31,        THROUGH   YEAR ENDED DECEMBER 31,
                                          --------------------------------    APRIL 20, -----------------------
                                            1995        1994        1993        1995       1994        1993
                                          --------    --------    --------    --------   --------    --------
Net sales   . . . . . . . . . . . . . .   $142,908    $     --    $     --    $ 57,848   $167,217    $151,191
Costs and expenses:
     Cost of sales  . . . . . . . . . .     96,504          --          --      37,400    134,556     131,711
     Cost of sales--acquisition
       related inventory step-up  . . .      1,671          --          --          --         --          --
     Selling, general and
       administrative   . . . . . . . .     20,765         155         505       7,047     22,529      21,850
     Interest expense, net  . . . . . .     13,540         (15)         15       1,665      6,407       7,551
                                          --------    --------    --------    --------   --------    --------
         Total costs and expenses   . .    132,480         140         520      46,112    163,492     161,112
Other income from the settlement of
  litigation and insurance claims, net          --          --          --          --      3,326       8,360
Other income, net . . . . . . . . . . .        637          --          --        (115)     1,337       2,103
                                          --------    --------    --------    --------   --------    --------
Income (loss) before taxes and
  extraordinary item  . . . . . . . . .     11,065        (140)       (520)     11,621      8,388         542
Income tax provision  . . . . . . . . .      5,579          --          --       4,809      3,242         486
                                          --------    --------    --------    --------   --------    --------
Income (loss) before extraordinary
   item   . . . . . . . . . . . . . . .      5,486        (140)       (520)      6,812      5,146          56
Extraordinary item  . . . . . . . . . .         --          --          --      (3,420)        --          --
                                          --------    --------    --------    --------   --------    --------
Net income (loss) . . . . . . . . . . .      5,486        (140)       (520)      3,392      5,146          56
Accretion of dividends on preferred
  stock and adjustment to redeemable
  stock put warrants  . . . . . . . . .         --          --          --          --     (1,824)       (400)
                                          --------    --------    --------    --------   --------    --------
Net income (loss) applicable to
  common stock  . . . . . . . . . . . .   $  5,486    $   (140)   $   (520)   $  3,392   $  3,322    $   (344)
                                          ========    ========    ========    ========   ========    ========

Net income (loss) per share . . . . . .   $    .75    $   (.03)   $   (.15)
                                          ========    ========    ========

Weighted average number of shares of
  common stock outstanding  . . . . . .      7,337       4,323       3,419
                                          ========    ========    ========


                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 (IN THOUSANDS)

                                                  COMMON STOCK
                                            ISSUED AND OUTSTANDING      ADDITIONAL
                                            ----------------------       PAID-IN        RETAINED
                                              SHARES       AMOUNT        CAPITAL        EARNINGS        TOTAL
                                             --------     --------       --------       --------      --------
PREDECESSOR COMPANY
Balance at December 31, 1992  . . . . .         1,453     $     14       $  4,028       $ 16,123      $ 20,165
  Accretion of excess redemption value
    of redeemable preferred stock over
    carrying value and amount of
    dividends not declared or paid  . .            --           --             --           (500)         (500)
  Net income  . . . . . . . . . . . . .            --           --             --             56            56
                                             --------     --------       --------       --------      --------
Balance at December 31, 1993  . . . . .         1,453           14          4,028         15,679        19,721
  Common Stock issuance   . . . . . . .            56            1            158             --           159
  Adjust carrying value of stock
    warrants  . . . . . . . . . . . . .            --           --             --         (1,424)       (1,424)
  Accretion of excess redemption value
    of redeemable preferred stock over
    carrying value and amount of
    dividends not declared or paid  . .            --           --             --           (500)         (500)
  Net income  . . . . . . . . . . . . .            --           --             --          5,146         5,146
                                             --------     --------       --------       --------      --------
Balance at December 31, 1994  . . . . .         1,509           15          4,186         18,901        23,102
  Accretion of excess redemption value
    of redeemable preferred stock over
    carrying value and amount of
    dividends not declared or paid  . .            --           --             --           (124)         (124)
  Net income  . . . . . . . . . . . . .            --           --             --          3,392         3,392
                                             --------     --------       --------       --------      --------
Balance at April 20, 1995 . . . . . . .         1,509     $     15       $  4,186       $ 22,169      $ 26,370
                                             ========     ========       ========       ========      ========

                                           COMMON STOCK ISSUED AND OUTSTANDING
                                         ----------------------------------------
                                              CLASS A               CLASS B           ADDITIONAL       RETAINED
                                         -------------------  -------------------       PAID-IN        EARNINGS
                                          SHARES     AMOUNT    SHARES     AMOUNT        CAPITAL        (DEFICIT)
                                         --------   --------  --------   --------     ----------       ---------
PIONEER COMPANIES, INC.
Balance at December 31, 1992  . . . . .     2,650   $     27       769   $      8       $    101       $   (493)
 Net loss   . . . . . . . . . . . . . .        --         --        --         --             --           (520)
 Forgiveness of indebtedness  . . . . .        --         --        --         --            653             --
                                         --------   --------  --------   --------       --------       --------
Balance at December 31, 1993  . . . . .     2,650         27       769          8            754         (1,013)
 Private placement  . . . . . . . . . .     1,102         11        --         --          1,092             --
 Net loss   . . . . . . . . . . . . . .        --         --        --         --             --           (140)
 Stock issued to non-employee Directors        16         --        --         --             23             --
                                         --------   --------  --------   --------       --------       --------
Balance at December 31, 1994  . . . . .     3,768         38       769          8          1,869         (1,153)
 Private placement  . . . . . . . . . .        24          1        --         --             36             --
 Stock issued to Interlaken Investment
   Partners, L.P.   . . . . . . . . . .     2,841         28        --         --         14,972             --
 Stock issued to certain employees and
   directors of the Predecessor Company     1,136         11        --         --          5,989             --
 Conversion of Class B shares into Class A
   shares   . . . . . . . . . . . . . .       114          1      (114)        (1)            --             --
 Utilization of the NOL   . . . . . . .        --         --        --         --         17,190             --
 Net income   . . . . . . . . . . . . .        --         --        --         --             --          5,486
                                         --------   --------  --------   --------       --------       --------
Balance at December 31, 1995  . . . . .     7,883   $     79       655   $      7       $ 40,056       $  4,333
                                         ========   ========  ========   ========       ========       ========

                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                            PREDECESSOR COMPANY
                                                                                    ----------------------------------
                                                                                     PERIOD
                                                                                      FROM
                                                                                    JANUARY 1,
                                                                                      1995
                                                     YEAR ENDED DECEMBER 31,         THROUGH   YEAR ENDED DECEMBER 31,
                                                  --------------------------------   APRIL 20, -----------------------
                                                    1995          1994      1993       1995     1994          1993
                                                  --------      --------  --------   --------  -------      --------
OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . .         $  5,486      $   (140) $   (520)  $  3,392  $ 5,146      $     56
Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
     Depreciation and amortization  . . .           12,274             6         8      4,490   13,595        13,446
     Provision for bad debts  . . . . . .              138            --        --         47    1,235         1,100
     Write-off of previous finance
       costs  . . . . . . . . . . . . . .               --            --        --      1,282       --            --
     Loss (Gain) on disposal of
       property, plant and equipment  . .               --            --        --         13       (4)          (46)
     Provision for SAR's  . . . . . . . .               --            --        --         --      968            --
     Equity in earnings of BII and
       VVLC   . . . . . . . . . . . . . .               --            --        --       (204)    (183)       (1,149)
     Future tax effects . . . . . . . . .               --            --        --     (2,086)  (1,256)        1,723
     Utilization of NOL . . . . . . . . .            3,590            --        --         --       --            --
     Changes in operating assets and
       liabilities (net of acquisitions):
         Accounts receivable  . . . . . .            1,866            --        --     (3,617)  (4,889)        4,032
         Due from affiliates  . . . . . .               --            --        --         --      535           613
         Receivable from insurance
            carriers and agents . . . . .               --            --        --         --     (102)          102
         Income taxes receivable  . . . .               --            --        --         --    2,738        (1,299)
         Inventories  . . . . . . . . . .            1,541            --        --       (638)    (876)          744
         Prepaid expenses   . . . . . . .           (1,416)           --        --        722     (371)          447
         Other assets   . . . . . . . . .           (3,104)           24        --     (1,342)    (305)         (398)
         Accounts payable   . . . . . . .           (2,464)           --        --      4,899      862        (3,138)
         Accrued liabilities  . . . . . .            8,931          (291)      204     (3,784)   3,783         1,156
         Returnable deposits  . . . . . .             (234)           --        --       (259)    (323)          208
         Other long-term liabilities  . .              (71)           --        --       (726)   1,079           (93)
         Accrued pension and other
            employee benefits . . . . . .              477            --        --        422      787           674
                                                  --------      --------  --------   --------  -------      --------
              Total adjustments   . . . .           21,528          (261)      212       (781)  17,273        18,122
                                                  --------      --------  --------   --------  -------      --------
Net cash provided by (used in)
  operating activities  . . . . . . . . .           27,014          (401)     (308)     2,611   22,419        18,178
INVESTING ACTIVITIES:
Purchase of Predecessor Company                   (152,318)           --        --         --       --            --
     Capital expenditures . . . . . . . .          (13,556)           --        --     (3,447)  (5,681)       (5,889)
     Proceeds from sale of property,
       plant and equipment  . . . . . . .               --            --        --         58      694           204
                                                  --------      --------  --------   --------  -------      --------
Net cash used in investing activities . .         (165,874)           --        --    ( 3,389)  (4,987)       (5,685)
                                                  ========      ========  ========   ========  =======      ========

                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.

                                 (IN THOUSANDS)

                                                                                   PREDECESSOR COMPANY
                                                                           ----------------------------------
                                                                            PERIOD
                                                                             FROM
                                                                           JANUARY 1,
                                                                             1995
                                            YEAR ENDED DECEMBER 31,         THROUGH   YEAR ENDED DECEMBER 31,
                                         --------------------------------   APRIL 20, -----------------------
                                           1995        1994        1993       1995        1994        1993
                                         --------    --------    --------   --------    --------    --------
FINANCING ACTIVITIES:
     Payments on revolving credit
       facility   . . . . . . . . . .     (18,500)         --          --         --          --          --
     Borrowings on revolving credit
       facility   . . . . . . . . . .      18,500          --          --         --          --          --
     Borrowings on 13 3/8% First
       Mortgage Notes due 2005  . . .     135,000          --          --         --          --          --
     Payments on long-term debt . . .      (9,000)         --          --   (103,971)    (99,961)    (14,544)
     Proceeds from borrowings on
       long-term debt   . . . . . . .          --          --          --    106,000      83,900       2,700
     Proceeds from borrowings on loan
       payable to unconsolidated
       subsidiary   . . . . . . . . .          --          75         175         --          --          --
     Dividends paid on preferred stock
       and purchase stock put warrant          --          --          --     (2,341)         --          --
     Proceeds from private placement
       of Class A Common Stock  . . .      21,036       1,102          --         --          --          --
     Proceeds from issuance of
        common stock  . . . . . . . .          --          --          --         --         170          --
                                         --------    --------    --------   --------    --------    --------
Net cash provided by (used in)
  financing activities  . . . . . . .     147,036       1,177         175       (312)    (15,891)    (11,844)
                                         --------    --------    --------   --------    --------    --------
Net increase (decrease) in cash . . .       8,176         776        (133)    (1,090)      1,541         649
Cash acquired in acquisition  . . . .       2,220          --          --         --          --          --
Cash at beginning of period . . . . .         880         104         237      3,310       1,769       1,120
                                         --------    --------    --------   --------    --------    --------
Cash at end of period . . . . . . . .    $ 11,276    $    880    $    104   $  2,220    $  3,310    $  1,769
                                         ========    ========    ========   ========    ========    ========





                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.

                                 (IN THOUSANDS)


                                                                                       PREDECESSOR COMPANY
                                                                               ----------------------------------
                                                                                PERIOD
                                                                                 FROM
                                                                               JANUARY 1,
                                                                                 1995
                                                YEAR ENDED DECEMBER 31,         THROUGH   YEAR ENDED DECEMBER 31,
                                             --------------------------------   APRIL 20, -----------------------
                                               1995        1994        1993       1995        1994        1993
                                             --------    --------    --------    --------   --------    --------
Supplemental disclosures of cash
  flow information:
     Cash paid during the period for:
       Interest   . . . . . . . . . . . .    $  8,704    $     --    $     --    $  3,067   $  4,482    $  5,871
                                             ========    ========    ========    ========   ========    ========
       Income taxes   . . . . . . . . . .    $  1,707    $     --    $     --    $  1,852   $  3,730    $     --
                                             ========    ========    ========    ========   ========    ========
Supplemental schedule of non-cash
  investing and financing activities:
     The allocation of the purchase
       price is summarized as follows:
         Fair value of assets acquired  .    $267,977
         Cash paid for acquisition  . . .    (152,318)
         Seller Notes issued  . . . . . .     (11,463)
         NOL benefit recognized   . . . .     (13,600)
                                             --------
         Liabilities assumed  . . . . . .    $ 90,596
                                             ========
     In May 1994, the Predecessor
       Company purchased all of the
       issued and outstanding stock of
        GPS Pool Supply, Inc. for
       $3,492 summarized as follows:
         Fair value of net assets
             acquired . . . . . . . . . .                                                   $  3,336
         Goodwill   . . . . . . . . . . .                                                        156
         Cash paid for capital stock  . .                                                       (238)
                                                                                            --------
         Note balance   . . . . . . . . .                                                   $  3,254
                                                                                            ========





                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995


1.  ORGANIZATION AND BASIS OF PRESENTATION

    At the annual shareholders meeting held on March 31, 1995, the change of GEV Corporation's name to Pioneer Companies, Inc. ("Pioneer") was approved subject to the consummation of the acquisition described below. The consolidated financial statements include the accounts of Pioneer and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the financial statements are stated in thousands of dollars unless otherwise indicated.

    On April 20, 1995, the Company purchased Pioneer Americas, Inc. ("Pioneer Americas" or the "Predecessor Company") which, through its subsidiaries, manufactures chlorine, caustic soda and related products used in a variety of applications including water treatment, plastics, detergents and agricultural chemicals. Prior to April 20, 1995 the Company, which had previously sold its businesses, was actively seeking acquisitions and had no other operations.

    Share and per share information has been retroactively restated to reflect the one-for-four reverse stock split of Pioneer's Class A and Class B Common Stock, effective April 27, 1995. Income (loss) per common share is computed using the weighted average number of Class A and Class B common shares outstanding during the period.

BASIS OF PRESENTATION EFFECTIVE APRIL 20, 1995

    On April 20, 1995, pursuant to a Stock Purchase Agreement, dated as of March 24, 1995 (the "Acquisition Agreement"), by and among Pioneer, Pioneer Americas Acquisition Corp. ("PAAC"), and the holders of the outstanding common stock and other common equity interests (the "Sellers") of the Predecessor Company, PAAC acquired all of such stock and interests (the "Acquisition") for a purchase price equal to the sum of approximately (i) $102.0 million, paid in cash, (ii) $11.5 million aggregate principal amount of subordinated promissory notes of Pioneer (the "Seller Notes") and (iii) certain amounts payable pursuant to a Contingent Payment Agreement among Pioneer, PAAC and the Sellers ("Contingent Payment Agreement") after the closing based upon earnings or proceeds attributable to certain of Pioneer Americas' direct and indirect real estate holdings ("Contingent Payment Properties") which are not necessary for Pioneer Americas' business. In addition, as further consideration for the Acquisition, PAAC paid approximately $51.7 million to retire all outstanding indebtedness of the Predecessor Company, $5.0 million to redeem Predecessor Company outstanding preferred stock and $6.3 million of fees and expenses for a total purchase price of $176.5 million.

     In connection with the consummation of the Acquisition, (i) PAAC issued and sold $135.0 million aggregate principal amount of 13-3/8% First Mortgage Notes (the "Initial Offering" or "Mortgage Notes"), (ii) Pioneer issued the Seller Notes in exchange for certain of the outstanding shares of Pioneer Americas, Inc., which Pioneer contributed to PAAC, (iii) Pioneer issued and sold to Interlaken Investment Partners, L.P., a Delaware limited partnership (the "Interlaken Partnership"), 2,840,909 shares of Class A Common Stock of Pioneer for an aggregate purchase price of $15.0 million (the "Interlaken Partnership Purchase"), the proceeds of which were contributed to PAAC, (iv) Pioneer issued and sold to certain employees and directors of the Predecessor Company (collectively, the "Management Investors"), 1,136,363 shares of Class A Common Stock of Pioneer for an aggregate purchase price of $6.0 million (the "Management Purchase"), the proceeds of which were contributed to PAAC, and
(v) Pioneer Americas entered into

                            PIONEER COMPANIES, INC.

1.  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

a new bank revolving credit facility (the "Bank Credit Facility") providing for borrowings of up to $30.0 million. The net proceeds of the Initial Offering, the Interlaken Partnership Purchase, the Management Purchase and a borrowing under the Bank Credit Facility were used to pay the cash portion of the purchase price of the Acquisition, to retire the outstanding Predecessor Company indebtedness, to redeem the Predecessor Company's outstanding preferred stock and to pay certain transaction costs associated with the Acquisition.

    The Acquisition has been accounted for by the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired of approximately $112.0 million will be amortized on a straight-line basis over periods of up to 25 years. The purchase price allocation is based on estimates of the fair value of the net assets acquired and liabilities assumed and is subject to adjustment as additional information becomes available.

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

              PRO FORMA COMBINED SUMMARY STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                               -----------------------------
                                                                                  1995               1994
                                                                               ---------           ---------
Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 200,756           $ 167,217

Depreciation and amortization . . . . . . . . . . . . . . . . . . . .             17,825              17,311
Interest expense, net . . . . . . . . . . . . . . . . . . . . . . . .             19,226              18,967
Income (loss) before income taxes and extraordinary item  . . . . . .             17,824              (5,839)
Income (loss) before extraordinary item . . . . . . . . . . . . . . .             10,263              (5,839)
Extraordinary item, early extinguishment of debt (net of income tax
   benefit of $2,140) . . . . . . . . . . . . . . . . . . . . . . . .             (3,420)                 --

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .          $   6,843           $  (5,839)
                                                                               =========           =========

Weighted average number of shares of common stock outstanding                      8,535               8,344

PER SHARE DATA:
Income (loss) before extraordinary item . . . . . . . . . . . . . . .          $    1.20           $   (0.70)
Extraordinary item  . . . . . . . . . . . . . . . . . . . . . . . . .              (0.40)                 --
                                                                               ---------           ---------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .          $    0.80           $   (0.70)
                                                                               =========           =========

     The pro forma combined summary statements of operations reflect the inclusion of the Predecessor Company's results of operations for the period from January 1, 1995 through April 20, 1995 and for the year ended December 31, 1994 as applicable, adjusted for: depreciation and amortization on property, plant and equipment valuation increases of $0.3 million and $0.8 million, excess cost over the fair value of net assets acquired and financing cost of $1.5 million and $5.1 million, interest expense on financing in connection with the Acquisition of $5.8 million and $19.0 million, adjustment of the income tax provision of $2.8 million and $3.2 million; and

                            PIONEER COMPANIES, INC.

1.  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

elimination of historical interest expense of $1.7 million and $6.4 million, amortization of excess cost over fair value of net assets acquired and amortization of organization costs of $1.2 million and $2.2 million and equity income from certain real estate investments of $0.2 million and $0.2 million. The December 31, 1994 pro forma information also reflects the elimination of the expense related to special appreciation rights granted to a subordinated debt holder of $1.0 million and bank fees of $1.4 million.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

     All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

INVENTORIES

     Inventories are valued at the lower of cost or market. Finished goods and work-in-process costs are calculated under the average cost method, which includes appropriate elements of material, labor, and manufacturing overhead costs, while the first-in, first-out method is utilized for raw materials, supplies, and parts. The results of operations for the year ended December 31, 1995 include the effects of an increase of $1.7 million to cost of sales due to the step-up in value of inventory in connection with the Acquisition.

PROPERTY, PLANT, AND EQUIPMENT

     Depreciation for financial reporting purposes is computed primarily under the straight-line method over the estimated remaining useful lives of the assets.

OTHER ASSETS

     Other assets include amounts for deferred financing costs which are being amortized on a straight-line basis over the term of the related debt. Amortization expense for other assets for the year ended December 31, 1995 was approximately $1.1 million.

     Other assets of the Predecessor Company included amounts for organization costs, deferred financing costs, noncompete agreements, permits, licenses, and customer lists obtained in conjunction with the acquisitions of All-Pure Chemical Co. ("APC"), GPS Pool Supply, Inc. ("GPS") and Imperial West Chemical Co. ("Imperial West") which were being amortized on a straight-line basis over their estimated useful lives. The Predecessor Company's deferred financing costs were being amortized on a straight-line basis over the term of the related debt. Amortization expense for other assets was approximately $0.8 million for the period from January 1, 1995 through April 20, 1995 and $1.7 million and $2.1 million for each of the years ending December 31, 1994 and 1993.

EXCESS COST OVER THE FAIR VALUE OF NET ASSETS ACQUIRED

     Excess cost over the fair value of net assets acquired of approximately $112 million is amortized on a straight-line basis over periods of up to 25 years. The carrying value of excess cost over the fair value of net assets acquired

                            PIONEER COMPANIES, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

is reviewed annually and if this review indicates that such excess cost will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of excess cost over the fair value of net assets acquired will be reduced by the estimated shortfall of cash flows. Amortization expense for excess cost over the fair value of net assets acquired was approximately $3.3 million for the year ended December 31, 1995.

     The Predecessor Company's excess cost over the fair value of net assets acquired or goodwill related to the All-Pure, Imperial West, and GPS acquisitions of approximately $12.8 million was amortized on a straight-line basis over 20 years. Amortization expense for goodwill was approximately $0.2 million for the period from January 1, 1995 through April 20, 1995 and $0.6 million for each of the years ending December 31, 1994 and 1993.

CONCENTRATION OF CREDIT RISK

     The Company manufactures and sells chlorine and caustic-based products to companies in diverse industries. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company's sales are primarily to customers in the western and southeastern regions of the United States. Credit losses relating to these customers have been within management's expectations.

     Net sales of the Predecessor Company included sales to a major customer of approximately $7.5 million for the period from January 1, 1995 through April 20, 1995 and $18.7 million and $19.3 million in 1994 and 1993, respectively.

ENVIRONMENTAL EXPENDITURES

     Environmental related restoration and remediation costs are recorded as liabilities and expensed when site restoration and environmental remediation and clean-up obligations are either known or considered probable and the related costs can be reasonably estimated. Other environmental expenditures, that are principally maintenance or preventative in nature, are recorded when expended and are expensed or capitalized as appropriate.

RETURNABLE DEPOSITS

     Customers are required to pay a security deposit on All-Pure cylinders, tanks, and containers. These deposits are refunded to the customer upon the termination of service and return of cylinders, tanks, and containers.

INCOME TAXES

     Pioneer files a consolidated tax return. Pioneer has entered into a tax sharing agreement with PAAC whereby PAAC will make tax sharing payments to Pioneer with respect to federal cash income taxes reflecting the consolidated cash tax liability of Pioneer. State income taxes are included in income taxes payable.

FUTURE TAX EFFECTS

     Future tax effects, including effects of the Company's tax sharing agreement, are computed under the provisions of SFAS No. 109 ("Accounting for Income Taxes") and result from temporary differences in the recognition of expenses for financial reporting and tax purposes. Temporary differences include differences in methods of computing depreciation for financial statement and tax purposes and differences in the financial statement basis and tax basis of assets and liabilities acquired.

                            PIONEER COMPANIES, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PER SHARE INFORMATION

     Income per common share is computed using the weighted average number of common shares outstanding during the period.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's assets and liabilities which are considered to be financial instruments approximate their value. The estimated fair value for the Company's long-term debt which approximates its fair value as of December 31, 1995 was determined by the Company using appropriate valuation methodologies and information available to management at that time. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange. The Company held no derivative financial instruments as of December 31, 1995.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STOCK OPTIONS

     The Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) in October 1995.
SFAS No. 123, which is effective for fiscal years beginning after December 15, 1995, allows companies either to (i) continue to measure compensation cost based on the "intrinsic value" method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25) or (ii) adopt a "fair value" method of accounting for all employee stock-based compensation; provided, however, that in either case companies will be required to significantly expand disclosures related to stock-based employee compensation arrangements (including the pro forma amount of net income and earnings per share as if the new "fair value" method were adopted, for those companies choosing to retain the "intrinsic value" method of APB No. 25.) The accounting requirements for companies choosing to adopt SFAS No. 123 apply to all stock-based awards granted, modified or settled in cash in fiscal years beginning after December 15, 1995. The pro forma disclosure requirements for companies electing to continue to apply APB No. 25 include, for comparative purposes, the effects of all stock-based awards granted in fiscal years beginning after December 15, 1994. The Company has elected to continue utilizing the accounting for stock issued to employees prescribed by APB No. 25 and therefore the impact on the Company of this change in accounting principle will only be to increase its disclosure requirements.


3.  INVENTORIES

Inventories consist of the following:

                                                                                                  PREDECESSOR
                                                                                                    COMPANY
                                                                                                  -----------
                                                                                          DECEMBER 31,
                                                                                 ----------------------------
                                                                                     1995             1994
                                                                                 ------------     -----------
                                                                                         (IN THOUSANDS)
Raw materials, supplies, and parts  . . . . . . . . . . . . . . . . . . . . .    $      9,849     $     9,111
Finished goods and work-in-process  . . . . . . . . . . . . . . . . . . . . .           3,155           3,125
                                                                                 ------------     -----------
                                                                                 $     13,004     $    12,236
                                                                                 ============     ===========

                            PIONEER COMPANIES, INC.

4. INVESTMENTS IN BASIC INVESTMENTS, INC. (BII) AND VICTORY VALLEY LAND COMPANY, L.P. (VVLC)

     The Company, through its subsidiary Pioneer Chlor Alkali Company, Inc. ("PCAC"), owns approximately 32% of the common stock of BII, which owns and maintains the water and power distribution network within the Henderson, Nevada industrial complex and which is a large landowner in Clark County, Nevada. The remainder of the common stock of BII is owned by other companies located in the industrial complex. The investment in BII is accounted for under the equity method after adjustment to reflect PCAC's basis.

     PCAC has an approximate 21% limited partnership interest in VVLC. The purpose of VVLC's business is to receive and hold the lands, water rights, and other assets contributed by the partners for investment. A wholly owned subsidiary of BII, acting as general partner with a 50% interest in VVLC, contributed all rights, title, and interest in and to certain land to VVLC. PCAC assigned certain water rights to VVLC. The investment in VVLC was accounted for by the Predecessor Company under the equity method.

     The Company's interests in BII and in VVLC (referred to as the Basic Ownership) constitute assets that, pursuant to the Acquisition Agreement and the Contingent Payment Agreement, will be held for the economic benefit of the Sellers for a period of 20 years. Dividends and distributions received by the Company on account of the Basic Ownership (including amounts payable as a result of sales of land or other assets owned by BII or VVLC) are deposited into the Contingent Payment Account and used to satisfy certain obligations of the Sellers under environmental and other obligations in favor of the Company. After payment or provision for payment of such obligations in accordance with the provisions of the Contingent Payment Agreement, amounts received by the Company subsequent to April 20, 1995 on account of the Basic Ownership will be remitted to the Sellers under the Contingent Payment Agreement for such 20-year period. The Sellers also have certain rights during such period with respect to determinations affecting the Basic Ownership, including the right (subject to certain conditions) to direct the sales or disposition of interests constituting the Basic Ownership and the right (with certain exceptions) to vote the interests constituting the Basic Ownership, notwithstanding the ownership of such interests by the Company. As the Sellers maintain the economic benefit of the Basic Ownership, the Company has not maintained these balances in its financial statements since the Acquisition.

     The BII financial information includes the accounts of VVLC. The following is a summary of financial information pertaining to BII and VVLC for the Predecessor Company:

                                                                                             DECEMBER 31,
                                                                                                 1994
                                                                                             ------------
                                                                                            (IN THOUSANDS)
Current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $  4,922
Land development costs and water rights . . . . . . . . . . . . . . . . . . . . .                  2,746
Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  5,869
Notes receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  6,225
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  8,296
                                                                                                --------
               Total assets   . . . . . . . . . . . . . . . . . . . . . . . . . .               $ 28,058
                                                                                                ========

Liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $ 15,385
Shareholders' equity:
     Common stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      1
     Limited partner's capital  . . . . . . . . . . . . . . . . . . . . . . . . .                  3,873
     Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  8,799
                                                                                                --------
               Total shareholders' equity   . . . . . . . . . . . . . . . . . . .                 12,673
                                                                                                --------
               Total liabilities and shareholders' equity   . . . . . . . . . . .               $ 28,058
                                                                                                ========

                            PIONEER COMPANIES, INC.

   4.  INVESTMENTS IN BASIC INVESTMENTS, INC. (BII) AND VICTORY VALLEY LAND
                       COMPANY, L.P. (VVLC) (CONTINUED)

                                                                                          DECEMBER 31,
                                                                                 ------------------------------
                                                                                     1994             1993
                                                                                 -------------    -------------
                                                                                         (IN THOUSANDS)
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      5,659     $     17,347
Costs and expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,834            4,611
                                                                                 ------------     ------------
Income before taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             825           12,736
Income tax expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (274)          (2,952)
                                                                                 -------------    ------------
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $        551     $      9,784
                                                                                 ============     ============


     The following is a summary of the impact of the investments on the Predecessor Company's statements of operations:

                                                                                          DECEMBER 31,
                                                                                 -----------------------------
                                                                                      1994            1993
                                                                                 -------------    ------------
                                                                                         (IN THOUSANDS)
Equity in earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $        183            3,320
Adjustment to reflect PCAC's basis  . . . . . . . . . . . . . . . . . . . . .    $         --           (2,171)
                                                                                 ------------     ------------
    Net impact  on statements of operations   . . . . . . . . . . . . . . . .    $        183     $      1,149
                                                                                 ============     ============


     The Predecessor Company's retained earnings balance at April 20, 1995 and December 31, 1994 included, before giving effect to PCAC's basis adjustment, approximately $3.8 million and $3.3 million, respectively, of undistributed earnings of BII and VVLC. The difference between the recorded investment amounts of BII and VVLC and PCAC's share of net assets is due to PCAC's basis differences of the land and water rights.

     PCAC is a party to an agreement negotiated on an arms-length basis with BII for the delivery of the Company's water to the Henderson production facility. The agreement provides for the delivery of a minimum of eight million gallons of water per day. The agreement expires on December 31, 2014, unless terminated earlier in accordance with the provisions of the agreement. For the period from April 21, 1995, through December 31, 1995, BII charged expenses to PCAC of approximately $0.2 million. For the period from January 1, 1995 through April 20, 1995 and the years ended December 31, 1994 and 1993, BII charged expenses to the Predecessor Company of approximately $0.2 million, $0.5 million and $0.6 million, respectively.


5.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                                                    PREDECESSOR
                                                                                                      COMPANY
                                                                                                    -----------
                                                                                            DECEMBER 31,
                                                                                     --------------------------
                                                                                        1995           1994
                                                                                     -----------    -----------
                                                                                           (IN THOUSANDS)
Exchanges payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     3,217    $    1,492
Payroll, benefits, and pension  . . . . . . . . . . . . . . . . . . . . . . . .            5,371         4,299
Interest and bank fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,172         2,454
Future tax effects  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --         2,782
Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .           10,348         8,303
                                                                                     -----------    ----------
                                                                                     $    24,108    $   19,330
                                                                                     ===========    ==========

                            PIONEER COMPANIES, INC.

5.  ACCRUED LIABILITIES (CONTINUED)

     Exchanges payable result from product exchange transactions which are entered into between the Company and other producers that manufacture homogeneous products, whereby other producers ship product on behalf of the Company to its customers. These exchanges, which are recorded as payables, generally are settled by the Company's shipment of product to such producers' customers.

6.  PENSION AND OTHER EMPLOYEE BENEFITS

     Annual pension costs and liabilities for PCAC under its two defined-benefit plans are determined by actuaries using various methods and assumptions. For purposes of determining annual expenses and funding contributions, the following assumptions were used for the years ended December 31:

                                                                                     1995     1994        1993
                                                                                     ----     ----        ----
Rate of return on plan assets . . . . . . . . . . . . . . . . . . . . . . . . . . .  8.0%     8.0%        8.0%
Discount rate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7.5%     7.5%        8.0%
Annual compensation increase  . . . . . . . . . . . . . . . . . . . . . . . . . . .  4.0%     5.0%        5.0%


     Pension expense was comprised of:

                                                                               PREDECESSOR COMPANY,
                                                                    -----------------------------------------
                                                                    PERIOD FROM
                                                                     JANUARY 1,
                                                                      1995                   YEAR ENDED
                                                       YEAR ENDED    THROUGH                DECEMBER 31,
                                                      DECEMBER 31,   APRIL 20,          ---------------------
                                                         1995          1995             1994             1993
                                                         ----          ----             ----             ----
                                                                           (IN THOUSANDS)
Service cost  . . . . . . . . . . . . . . . . . .       $ 410          $ 178           $   571           $ 665
Interest cost . . . . . . . . . . . . . . . . . .         566            260               770             700
Return on plan assets . . . . . . . . . . . . . .        (394)          (149)             (537)           (429)
Amortization of prior service cost and other  . .          56             (7)              225              32
                                                        -----          -----           -------           -----
   Total pension expense  . . . . . . . . . . . .       $ 638          $ 282           $ 1,029           $ 968
                                                        =====          =====           =======           =====

     The actuarial present value of the accumulated benefit obligation is:

                                                                                                   PREDECESSOR
                                                                                                     COMPANY
                                                                                                  -------------
                                                                                           DECEMBER 31,
                                                                                   ----------------------------
                                                                                       1995           1994
                                                                                   -------------  -------------
                                                                                          (IN THOUSANDS)
Vested  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       8,488  $      7,919
Nonvested . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,513         1,444
                                                                                   -------------  ------------
Accumulated benefit obligation  . . . . . . . . . . . . . . . . . . . . . . . .    $      10,001  $      9,363
                                                                                   =============  ============

                            PIONEER COMPANIES, INC.

6.  PENSION AND OTHER EMPLOYEE BENEFITS (CONTINUED)

The reconciliation of the funded status of the plans is:

                                                                                                   PREDECESSOR
                                                                                                     COMPANY
                                                                                                  -------------
                                                                                           DECEMBER 31,
                                                                                   ----------------------------
                                                                                       1995           1994
                                                                                   -------------  -------------
                                                                                          (IN THOUSANDS)
Projected benefit obligation  . . . . . . . . . . . . . . . . . . . . . . . . .    $      12,200  $     11,420
Plan assets at fair value . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,293         7,340
                                                                                   -------------  ------------
Projected benefit obligation in excess of plan assets . . . . . . . . . . . . .            4,907         4,080
Unrecognized gain . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              185           592
Unrecognized prior service cost . . . . . . . . . . . . . . . . . . . . . . . .             (202)          (16)
                                                                                   -------------- ------------
Pension obligation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       4,890  $      4,656
Long-term portion of pension obligation . . . . . . . . . . . . . . . . . . . .            3,984         4,303
                                                                                   -------------  ------------
    Current accrued pension cost  . . . . . . . . . . . . . . . . . . . . . . .              906           353
                                                                                   =============  ============

     Subsidiaries of the Company offer defined-contribution plans for their employees with employees contributing from 1% to 15% of their compensation. Employer contributions are discretionary. PCAC contributed approximately $0.2 million to defined-contribution plans for the year ended December 31, 1995. PCAC also contributed approximately $0.1 million, $-0-, and $-0- to defined-contribution plans for the period from January 1, 1995 through April 20, 1995 and the years ended December 31, 1994 and 1993 respectively. All-Pure and Imperial West made no employer contributions to their respective defined-contribution plans for the year ended December 31, 1995, the period from January 1, 1995 through April 20, 1995 and for the years ended December 31, 1994 and 1993.

                            PIONEER COMPANIES, INC.

6.  PENSION AND OTHER EMPLOYEE BENEFITS (CONTINUED)

     In addition to providing pension benefits, PCAC provides certain health care and life insurance benefits for retired employees. Substantially all of PCAC's employees may become eligible for those benefits if they reach normal retirement age while working for PCAC.

        The following table presents the plan's funded status reconciled with amounts recognized in the Company's balance sheet:

                                                                                                   PREDECESSOR
                                                                                                     COMPANY
                                                                                                  -------------
                                                                                           DECEMBER 31,
                                                                                   ----------------------------
                                                                                       1995           1994
                                                                                   -------------  -------------
                                                                                          (IN THOUSANDS)
Accumulated post-retirement benefit obligation:
    Retirees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       3,669  $      1,843
    Fully eligible active plan participants   . . . . . . . . . . . . . . . . .            1,380         2,102
    Other active plan participants  . . . . . . . . . . . . . . . . . . . . . .            4,169         3,758
                                                                                   -------------  ------------
                                                                                           9,218         7,703
Unrecognized net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --           828
Unrecognized transition obligation  . . . . . . . . . . . . . . . . . . . . . .               --           385
                                                                                   -------------  ------------
Accrued post-retirement benefit cost  . . . . . . . . . . . . . . . . . . . . .    $       9,218  $      6,490
                                                                                   =============  ============

    Net periodic post-retirement benefit cost includes the following components:

                                                                                      PREDECESSOR COMPANY
                                                                             --------------------------------------
                                                                             PERIOD FROM
                                                                              JANUARY 1,
                                                                                1995                YEAR ENDED
                                                              YEAR ENDED       THROUGH              DECEMBER 31,
                                                              DECEMBER 31,     APRIL 20,        -------------------
                                                                  1995           1995           1994           1993
                                                                  ----           ----           ----           ----
                                                                                    (IN THOUSANDS)
Service cost  . . . . . . . . . . . . . . . . . . . . .          $ 243          $ 109          $ 324           $ 256
Interest cost . . . . . . . . . . . . . . . . . . . . .            449            176            519             432
Amortization of transition obligation over 20 years . .             15              8             32              23
Other components  . . . . . . . . . . . . . . . . . . .             48             --             --              --
                                                                 -----          -----          -----            ----
   Net periodic post-retirement benefit cost  . . . . .          $ 755          $ 293          $ 875             711
                                                                 =====          =====          =====            ====

     The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 10.0% for 1995 (the same as the rate previously assumed for 1994) and is assumed to decrease gradually to 6% for 2010 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 31, 1995 and 1994 by $0.7 million and $0.6 million, respectively, and the aggregate of the service and interest cost components of the net periodic post-retirement benefit cost for 1995 and 1994 by $0.1 million.

                            PIONEER COMPANIES, INC.

6.  PENSION AND OTHER EMPLOYEE BENEFITS (CONTINUED)

     The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 7.5% at December 31, 1995 and 1994.

     As a result of the Acquisition, the unrecognized net loss and unrecognized transition obligation were recognized.

7.  BANK CREDIT FACILITY

     In April 1995, Pioneer Americas entered into a credit agreement which provides for a three-year Bank Credit Facility with Bank of America, Illinois ("BAI"). Pioneer Americas may borrow up to $30.0 million, subject to certain borrowing base limitations. At December 31, 1995, no amounts were outstanding under the Bank Credit Facility. The revolving loans bear interest at a rate equal to, at Pioneer Americas' option, (i) the reference rate set by BAI or
(ii) the LIBOR Base Rate. The Bank Credit Facility requires Pioneer Americas to pay a fee equal to one half of one percent per annum on the total unused balance. Indebtedness outstanding under the Bank Credit Facility is collateralized by a security interest in all of Pioneer Americas' inventory, accounts receivable and certain other assets. Up to $10.0 million of the Borrowing Base, as defined by the Bank Credit Facility, can be utilized for letters of credit. The Borrowing Base at December 31, 1995 was approximately $30.0 million. After consideration of the outstanding letters of credit of approximately $2.9 million, the unused availability of the Borrowing Base was approximately $27.1 million at December 31, 1995.

     The Bank Credit Facility contains restrictive covenants that, among other things and under certain conditions, limit the ability of Pioneer Americas to incur additional indebtedness, to acquire or dispose of assets or operations and to pay dividends or redeem shares of stock.

8.  13 3/8% FIRST MORTGAGE NOTES DUE 2005

     In April 1995, PAAC issued and sold $135.0 million of Senior Notes. Interest is payable on April 1 and October 1 of each year. The Senior Notes were senior secured obligations of PAAC, ranking senior in right of payment to all subordinated indebtedness of PAAC and pari passu in right of payment with each other and with all existing and future senior indebtedness, including indebtedness under the Bank Credit Facility. On September 14, 1995, the obligations of PAAC under the Senior Notes were secured with first mortgage liens on certain manufacturing facilities.

     PAAC filed a registration statement with the Securities and Exchange Commission relating to PAAC's offer to exchange (the "Exchange Offer") up to $135.0 million aggregate principal amount of new 13 3/8% First Mortgage Notes due 2005 (the "Mortgage Notes") for up to $135.0 million aggregate principal amount of its outstanding Senior Notes. The Exchange Offer was completed on January 23, 1996. The Mortgage Notes are freely transferable subject to certain provisions and are otherwise identical to the Senior Notes. Since the registration statement was not declared effective by August 13, 1995 and the Exchange Offer was not consummated by September 12, 1995, the interest rate borne by the Senior Notes was increased by 25 basis points per annum for the 90-day period following August 13, 1995. Such interest rate increased by an additional 25 basis points per annum on November 11, 1995. The Mortgage Notes bear the 13 3/8% interest rate originally borne by the Senior Notes.

                            PIONEER COMPANIES, INC.

8.  13 3/8% FIRST MORTGAGE NOTES DUE 2005 (CONTINUED)

     The Mortgage Notes are redeemable at PAAC's option on and after April 1, 2000. In addition, PAAC may also redeem at its option at any time prior to April 1, 1998 up to $35.0 million of the Mortgage Notes at 113% of the principal amount thereof with funds raised in a public offering of common stock of PAAC or of common stock of Pioneer to the extent such proceeds are contributed to PAAC. Upon a change of control, as defined in the Mortgage Notes' indenture, PAAC will be required to offer to repurchase the Mortgage Notes at a purchase price equal to 101%.

     The Mortgage Notes contain restrictive covenants that, among other things and under certain conditions, limit the ability of PAAC to incur additional indebtedness, to acquire or dispose of assets or operations and to pay dividends or redeem shares of stock.

9.  SELLER NOTES

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

                            PIONEER COMPANIES, INC.

10.  PREDECESSOR COMPANY LONG-TERM DEBT

                                                                                                 DECEMBER 31, 1994
                                                                                                 -----------------
                                                                                                   (IN THOUSANDS)
Long-term debt with a bank, due in quarterly installments with additional principal reductions, due semiannually, equal to 70% of net cash flows, as defined, with a final payment due September 30, 1996, interest due quarterly at the bank's base rate plus 2%. The additional principal reductions were approximately $9.9 million
    during 1994.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 16,887
Revolving credit loan with a bank with principal reductions at 50% of net cash flows, as defined, after repayment of the long-term debt, with a final amount due September 30,
    1996, limited to a borrowing base as defined, less outstanding letters of credit, interest
    due quarterly at the bank's base rate plus 1.5%.  . . . . . . . . . . . . . . . . . . . . . .           7,600
Subordinated debt with a financial institution, due in installments of $122,847 on the fifth day of each April and October, from October 1994 through October 1996 and installments of $4,147,743 starting in April 1997 with a final payment due October
    19, 1998, interest due quarterly at a rate of 14.5%, secured by receivables, inventory,
    property, plant, and equipment, and other assets.   . . . . . . . . . . . . . . . . . . . . .          18,060
Unsecured note payable, original face value of $8,825,055, with a contract interest rate at the average 30-59 day GMAC rate, due in eight installments of $1.0 million due each August
    29, with the remaining balance due on August 29, 1996, with an effective interest rate of
    15%, net of unamortized discount of  $0.4 million at December 31, 1994.   . . . . . . . . . .           3,407
Unsecured noninterest-bearing, long-term debt, original face value of $6.5 million, payable in six annual installments of $1.0 million and a final payment of $0.5 million subject to certain reductions as provided in the purchase agreement with the prior owner of PCAC, beginning October 26, 1989, with an effective interest rate of 15%, net of unamortized
    discount of $0.1, million at December 31, 1994.   . . . . . . . . . . . . . . . . . . . . . .             435
Promissory note, original face value of $3,254,339, with a contractual interest rate of 7%
    per annum with installments of principal and interest due quarterly from
    September 20, 1994 until May 27, 1996.  . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,425
                                                                                                        ---------
                                                                                                           48,814
Less current maturities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (12,057)
                                                                                                        ---------
                                                                                                        $  36,757
                                                                                                        =========

     As of December 31, 1994 the amended loan agreements reflecting the above debt included restrictions regarding capital expenditures, the borrowing of additional money, the formation or acquisition of subsidiaries, the signing of long-term leases, the maintenance of certain financial ratios, and other reporting and disclosure requirements regarding monthly operating results of
the Predecessor Company's subsidiaries.   Also, unless otherwise consented in
writing by the lender, the Predecessor Company could not declare or pay any

                           PIONEER COMPANIES, INC.

10.  PREDECESSOR COMPANY LONG-TERM DEBT (CONTINUED)

dividends other than subsidiary dividends to the parent in order to cover certain expenditures at specified maximum amounts, as defined. The Predecessor Company's subsidiaries were in compliance with all the above requirements after obtaining amendments.

     The amended loan agreement relating to the long-term debt with a bank required the Predecessor Company within ten calendar days after receipt to make a mandatory prepayment equal to 95% of any extraordinary income received by the Company on or after January 1, 1993. Such payments were to be applied first to accrued and unpaid interest due and payable as of the date of payment, then to the differential between principal payments under the former loan agreement and the amended loan agreement through September 30, 1994, then to scheduled principal installments under the amended loan agreement in inverse order of their maturity. Extraordinary income was defined as income which did not constitute operating income derived from normal and customary operations of the Predecessor Company, such as settlements or jury awards in litigation proceedings and settlements or judges' awards in any arbitration proceedings, sale of assets other than inventory, and insurance proceeds which were treated as income under generally accepted accounting principles. In determining extraordinary income, provisions for taxes and offsets for amounts owed to the source of payment were to be deducted from the cash received.

     The long-term debt and revolving credit loan were secured by receivables, inventory, property, plant, and equipment, other assets, and PCAC stock. At December 31, 1994 the borrowing base, as defined, under the revolving credit loan was approximately $17.5 million.

     In a separate agreement, a group of banks received additional bank fees totaling 5.0% of adjusted net income, as defined. The fee was payable annually through September 30, 1996.

     The Predecessor Company issued warrants to a financial institution that financed previous acquisitions. As of December 31, 1994, the instruments were detachable from the debt and contained puts that required redemption for cash or conversion into common stock of the Predecessor Company under certain conditions.

11.  COMMITMENTS AND CONTINGENCIES

LETTERS OF CREDIT

     At December 31, 1995 the Company had letters of credit and performance bonds outstanding of approximately $2.9 million and $6.5 million respectively. These letters of credit and performance bonds were issued for the benefit of:
(i) customers under sales agreements securing delivery of products sold, (ii) a power company as a deposit for the supply of electricity, and (iii) a state environmental agency as required for manufacturers in the state. The letters of credit expire at various dates in 1996 and 1997. No amounts were drawn on the letters of credit at December 31, 1995.

PURCHASE COMMITMENTS

     PCAC has committed to purchase electrical power and transmission services for its chlor-alkali plants through September 30, 2017. At the current base price, allocated capacity, and allocated energy per the contract terms, this commitment would approximate $26.7 million for each of the years 1996 through 1998; $28.5 million for the years 1999 and 2000; and $11 million for each of the years 2001 through 2010. The allocated capacity is subject to adjustment for other priority users. The Company purchased approximately $15.6 million in electrical power and transmission services for the year ended December 31, 1995. The Predecessor Company purchased approximately

                           PIONEER COMPANIES, INC.

11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

$8.9 million, $27.2 million and $27.0 million in electrical power and transmission services for the period from January 1, 1995 through April 20, 1995 and the years ended December 31, 1994 and 1993, respectively.

     In addition, PCAC has committed to purchase salt used in the production process under contracts which continue through December 31, 1998. Based on the contract terms, a minimum of 600,527 tons of salt are to be purchased in 1996; 620,832 tons in 1997; and 631,832 tons in 1998. The future minimum salt commitments are as follows (in thousands):


1996  . . . . . . . . . . . . . . . . . . .   $      10,474
1997  . . . . . . . . . . . . . . . . . . .          11,621
1998  . . . . . . . . . . . . . . . . . . .           7,048
                                              -------------
                                              $      29,143
                                              =============

     The Company purchased approximately $6.0 million of salt for the year ended December 31, 1995. The Predecessor Company purchased approximately $2.8 million, $8.6 million and $9.1 million of salt for the period from January 1, 1995 through April 20, 1995 and the years ended December 31, 1994 and 1993, respectively.

OPERATING LEASES

     The Company and its subsidiaries lease certain manufacturing and distribution facilities, computer equipment, and administrative offices under noncancelable leases. Minimum future rental payments on such leases with terms in excess of one year in effect at December 31, 1995 are as follows (in thousands):


1996  . . . . . . . . . . . . . . . . . . .   $       9,640
1997  . . . . . . . . . . . . . . . . . . .           9,229
1998  . . . . . . . . . . . . . . . . . . .           8,605
1999  . . . . . . . . . . . . . . . . . . .           7,626
2000  . . . . . . . . . . . . . . . . . . .           4,840
Thereafter  . . . . . . . . . . . . . . . .             253
                                              -------------
Total minimum obligations . . . . . . . . .   $      40,193
                                              =============

     Lease expense charged to operations for the year ended December 31, 1995 was approximately $6.3 million. Lease expense charged to the Predecessor Company's operations for the period from January 1, 1995 through April 20, 1995 and the years ended December 31, 1994 and 1993 was approximately $3.3 million, $8.4 million and $8.4 million, respectively.

                            PIONEER COMPANIES, INC.

11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

SALES COMMITMENTS

     PCAC has a sales contract with a customer which requires PCAC to sell and the customer to purchase amounts of chlorine and caustic soda of not less than the percentage of the customer's use of chlorine and caustic soda supplied by PCAC in the 12-month period ended July 31, 1987 (base period). The contract, which expires on December 31, 1997, states that the sales price will not be less than PCAC's standard cost as calculated based on 1987 amounts and adjusted thereafter for price changes for raw materials and changes in other costs as reflected in the producer price index.

LITIGATION

     Pioneer Americas settled litigation with an insurance company in December 1992 relating to claims resulting from a chlorine release in 1991. In accordance with the settlement, the insurance company reimbursed Pioneer Americas $2.1 million relating to claims paid by Pioneer Americas prior to November 1, 1992 and agreed to pay Pioneer Americas (a) upon proof of same, $100,000 relative to claims and expenses incurred after July 31, 1992 but prior to November 1, 1992 and (b) all claims after November 1, 1992 until an aggregate total of $3.8 million had been paid. As of April 20, 1995, a total of approximately $3.8 million in claims had been paid.

     During 1993, Imperial West was awarded $1.38 million as the result of a breach of contract claim it asserted against the lessor of one of the Imperial West plants. Appeals of the judgment were upheld and the award together with interest was paid in January 1996. The consolidated financial statements at December 31, 1995 included a receivable for the award. The lessor also filed suit alleging that Imperial West was required to remediate alleged contamination prior to the termination of the lease in July 1995. The parties settled that action under terms pursuant to which (i) Imperial West paid the lessor $900,000 upon the termination of the lease in July 1995, and (ii) the lessor transferred title to the property to Imperial West. In addition, Imperial West agreed to indemnify the lessor against any future environmental liability with respect to the property. The settlement did not affect the appeal pending with respect to the breach of contract judgment. Certain insurers paid a portion of Imperial West's defense costs in connection with the subsequent lawsuit by the lessor.

     In October 1994, the trustee in the bankruptcy of a company which was a customer of PCAC filed suit against PCAC, seeking the recovery of up to $2.2 million in payments made to PCAC on a basis which the trustee alleges was preferential to other creditors' claims. Management has been advised by counsel that the range of any loss which may be incurred as the result of the suit will be substantially below the amount claimed, and PCAC is vigorously contesting the action. The Company has established a reserve consistent with its estimate of its liability related to such transactions.

     Pioneer and its subsidiaries are parties to other legal proceedings and potential claims arising in the ordinary course of their businesses. In the opinion of management, Pioneer and its subsidiaries have adequate legal defenses and/or insurance coverage with respect to these matters and management does not believe that they will materially affect the Company's operations or financial position.

                            PIONEER COMPANIES, INC.

12.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows:

                                                                                                   PREDECESSOR
                                                                                                     COMPANY
                                                                                                  -------------
                                                                                          DECEMBER 31,
                                                                                 ------------------------------
                                                                                     1995             1994
                                                                                 -------------    -------------
                                                                                         (IN THOUSANDS)
Deferred tax liabilities:
    Tax over book depreciation  . . . . . . . . . . . . . . . . . . . . . . .    $     22,063     $     19,964
    Investment in BII and VVLC  . . . . . . . . . . . . . . . . . . . . . . .               --           6,509
    Other--net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,435            5,585
                                                                                 ------------     ------------
Total deferred tax liabilities  . . . . . . . . . . . . . . . . . . . . . . .          23,498           32,058
                                                                                 ------------     ------------
Deferred tax assets:
    OPEB obligation   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,761            2,499
    Pension liability   . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,030            1,885
    Bad debt provision  . . . . . . . . . . . . . . . . . . . . . . . . . . .             569              784
    Other accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . .           6,530            4,310
    Net operating loss carryforward   . . . . . . . . . . . . . . . . . . . .          22,091               --
                                                                                 ------------     ------------
Total deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . . . .          34,981            9,478
Valuation allowance for deferred tax assets . . . . . . . . . . . . . . . . .          11,483               --
                                                                                 ------------     ------------
Net deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . . . . .          23,498            9,478
                                                                                 ------------     ------------
Net deferred tax liabilities  . . . . . . . . . . . . . . . . . . . . . . . .    $          --    $     22,580
                                                                                 =============    ============

     Significant components of the provision for income taxes are as follows:

                                                                                 PREDECESSOR COMPANY
                                                                      ----------------------------------------
                                                                      PERIOD FROM
                                                                       JANUARY 1,
                                                                         1995               YEAR ENDED
                                                        YEAR ENDED      THROUGH             DECEMBER 31,
                                                       DECEMBER 31,     APRIL 20,      -----------------------
                                                          1995            1995           1994           1993
                                                         -------        -------        -------         -------
                                                                          (IN THOUSANDS)
Current:
    Federal   . . . . . . . . . . . . . . . . . .        $   715        $ 5,938        $ 3,930       $ (1,152)
    State   . . . . . . . . . . . . . . . . . . .          1,701            957            568            (85)
                                                         -------        -------        -------       --------
Total current                                              2,416          6,895          4,498         (1,237)
                                                         -------        -------        -------       --------
Deferred:
    Federal   . . . . . . . . . . . . . . . . . .          3,764         (1,816)        (1,010)         1,592
    State   . . . . . . . . . . . . . . . . . . .           (601)          (270)          (246)           131
                                                         -------        -------        -------       --------
Total deferred                                             3,163         (2,086)        (1,256)         1,723
                                                         -------        -------        -------       --------
                                                         $ 5,579        $ 4,809        $ 3,242       $    486
                                                         =======        =======        =======       ========

                            PIONEER COMPANIES, INC.

12.  INCOME TAXES (CONTINUED)

     The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is presented below:

                                                                        PREDECESSOR COMPANY
                                                        ------------------------------------------------------
                                                          PERIOD FROM
                                                        JANUARY 1, 1995
                                                            THROUGH            YEAR ENDED DECEMBER 31,
                                                           APRIL 20,       -----------------------------------
                                            1995              1995              1994               1993
                                           ------            ------            ------             ------
                                      AMOUNT   PERCENT   AMOUNT  PERCENT    AMOUNT  PERCENT  AMOUNT   PERCENT
                                     --------  -------  -------- -------   -------- -------  --------  -------
                                       (in thousands)    (in thousands)    (in thousands)    (in thousands)
Tax at U.S. statutory rates . . .      $3,872     35%    $4,068     35%    $ 2,936    35%      $  184     34%
State income taxes, net of
  federal tax benefit   . . . . . .       723      7        407      3         321     4           46      9
Amortization of excess cost over
  the fair value of net assets
  acquired  . . . . . . . . . . . .     1,159     10         69      1         221     2          223     41
Adjustment of previously
  provided taxes  . . . . . . . . .        --     --         --     --        (285)   (3)          --     --
Other--net  . . . . . . . . . . . .      (175)    (2)       265      2          49     1           33      6
                                      -------    ---    -------    ---     -------   ---       ------    ---
                                      $ 5,579     50%   $ 4,809     41%    $ 3,242    39%      $  486     90%
                                      =======    ===    =======    ===     =======   ===       ======    ===

    At December 31, 1995, Pioneer had available to it on a consolidated tax return basis approximately $63.1 million of net operating loss carryforward ("NOL") for income tax purposes (expiring 2003 to 2010). The NOL is available for offset against future taxable income if generated during the carryforward period.

    The Internal Revenue Code limits the amount of a corporation's NOL that may be used each year to offset future income after an "ownership change" (as defined). Pioneer does not believe that either the reorganization resulting from certain previous Chapter 11 proceedings or the Acquisition resulted in an ownership change.

    Upon adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," Pioneer established a deferred tax asset based upon the future utilization of the NOL. However, since Pioneer had no operating subsidiaries at December 31, 1994 with which to generate taxable income, a 100% valuation reserve was recorded against this asset. Due to the reorganization, any future utilization of this NOL by Pioneer will be recognized as an increase to additional paid-in capital. Approximately $13.6 million was recognized as an increase to additional paid-in capital at April 20, 1995. An additional $3.6 million was recognized as an increase to additional paid-in capital for the period from April 21, 1995 through December 31, 1995. During 1995 the valuation allowance was reduced by $17.2 million.

13.  OTHER LONG-TERM LIABILITIES--ENVIRONMENTAL

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

                            PIONEER COMPANIES, INC.

13.  OTHER LONG-TERM LIABILITIES--ENVIRONMENTAL (CONTINUED)

     In connection with the October 1988 acquisition of the chlor-alkali business by the Predecessor Company, ICI Delaware Holdings, Inc. and ICI Americas, Inc. (such companies or their successors, the "ZENECA Companies") agreed to indemnify the Predecessor Company for certain environmental liabilities (the "ZENECA Indemnity"), including liabilities associated with operations at the Company's plant located in Henderson, Nevada (the "Henderson Plant"). In general, the ZENECA Companies agreed to indemnify the Predecessor Company from environmental costs which arise from or relate to pre-closing actions which involved disposal, discharge, or release of materials resulting from non-chlor-alkali manufacturing operations at the Henderson Plant and at other properties within the same industrial complex. Payments under the indemnity cannot exceed approximately $65 million.

     Due to the change in ownership resulting from the Acquisition, the ZENECA Indemnity will terminate on April 20, 1999. The ZENECA Indemnity will continue to cover claims after the expiration of the term of the indemnity provided that, prior to the expiration of the indemnity, proper notice to the ZENECA Companies is given and the Company has taken certain other actions. The Company believes that the ZENECA Companies will continue to honor their obligations under the ZENECA Indemnity for claims properly presented by the Company. It is possible, however, that disputes could arise between the parties and that the Company would have to subject its claims for clean-up expenses, which could be substantial, to the contractually established arbitration process.

     In the Acquisition Agreement, the Sellers agreed to indemnify the Company for certain environmental liabilities that result from certain discharges of hazardous materials, or violations of environmental laws, arising prior to April 20, 1995 (the "Closing Date") from or relating to the Pioneer plant sites or arising before or after the Closing Date with respect to certain environmental liabilities relating to the Contingent Payment Properties ("Sellers' Indemnity"). Amounts payable pursuant to the Sellers' Indemnity will generally be payable as follows: (i) out of certain reserves established on Pioneer Americas' balance sheet at December 31, 1994; (ii) either by offset against the amounts payable under the Seller Notes or from amounts held pursuant to the Contingent Payment Agreement, and (iii) in certain circumstances and subject to specified limitations, out of the personal assets of the Sellers. Subject to certain exceptions and limitations set forth in the Acquisition Agreement, a claim notice with respect to amounts payable pursuant to the Sellers' Indemnity must generally be given within 15 years of the Closing Date. Pioneer is required to reimburse the Sellers for amounts paid under the Sellers' Indemnity with amounts recovered under the ZENECA Indemnity or from other third parties. Pioneer and the Sellers have agreed that they will cooperate in matters relating to the ZENECA Indemnity.

     Liabilities related to environmental matters are recorded when site restoration and environmental remediation and clean-up obligations are either known or considered probable and are reasonably determinable. The liabilities are based upon all available facts, existing technology, past experience and cost-sharing arrangements, including the viability of other parties. Charges made against income for recurring environmental matters, included in "cost of sales" on the statements of operations, totaled approximately $1.2 million for the year ended December 31, 1995 and $0.4 million, $1.8 million and $2.3 million for the Predecessor Company for the period from January 1, 1995 through April 20, 1995 and the years ended December 31, 1994 and 1993, respectively. Capital expenditures for environmental-related matters at existing facilities approximated $2.2 million for the year ended December 31, 1995 and $0.2 million, $0.5 million and $1.1 million for the Predecessor Company for the period from January 1, 1995 through April 20, 1995 and the years ended December 31, 1994 and 1993, respectively. Future environmental-related capital expenditures will depend upon regulatory requirements, as well as timing related to obtaining necessary permits and approvals.

                            PIONEER COMPANIES, INC.

13.  OTHER LONG-TERM LIABILITIES--ENVIRONMENTAL (CONTINUED)

     Estimates of future environmental restoration and remediation costs are inherently imprecise due to currently unknown factors such as the magnitude of possible contamination, the timing and extent of such restoration and remediation, the extent to which such costs are recoverable from third parties, and the extent to which environmental laws and regulations may change in the future. The Predecessor Company established a reserve of approximately $9.0 million at the time of its acquisition of its Henderson, Nevada and St. Gabriel, Louisiana facilities with respect to potential remediation costs relating to matters not covered by the ZENECA Indemnity, consisting primarily of remediation costs that may be incurred by Pioneer for chlor-alkali-related remediation of the Henderson and St. Gabriel facilities. The recorded accrual includes certain amounts related to anticipated closure and post-closure actions that may be required when operation of the present chlor-alkali plants ceases. However, complete analysis and study has not been completed and therefore additional future charges may be recorded at the time a decision for closure is made.

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

14.  RELATED PARTY TRANSACTIONS

     The Company has a 15% partnership interest in Saguaro Power Company ("Saguaro"), which owns a cogeneration plant located in Henderson, Nevada. The Company sells certain products and services to and purchases steam from Saguaro at market prices. Balances with Saguaro are as follows:

                                                                              PREDECESSOR COMPANY
                                                                    ---------------------------------------
                                                                    PERIOD FROM
                                                                     JANUARY 1,
                                                                       1995
                                                     YEAR ENDED       THROUGH              DECEMBER 31,
                                                    DECEMBER 31,     APRIL 20,       ---------------------
                                                       1995            1995           1994           1993
                                                      ------          ------         ------         ------
                                                                         (IN THOUSANDS)
Sales to Saguaro  . . . . . . . . . . . . . . .          $ 754          $ 353        $ 1,286         $ 1,154
Purchases from Saguaro  . . . . . . . . . . . .          1,388            616          2,096           1,455
Due from Saguaro  . . . . . . . . . . . . . . .            131            169            117             212
Due to Saguaro  . . . . . . . . . . . . . . . .            135            372            186             297

     The Company received distributions of partnership income from this affiliate of $0.6 million for the year ended December 31, 1995 which are included in other income, net. The Predecessor Company received distributions of partnership income from this affiliate of $-0-, $1.3 million and $0.7 million for the period from January through April 20, 1995 and

                            PIONEER COMPANIES, INC.

14.  RELATED PARTY TRANSACTIONS (CONTINUED)

the years ended December 31, 1994 and 1993, which are included in other income, net. Also, reimbursable expenses of $0.6 million were received for 1993.

     PCAC was committed to sell liquid caustic soda to a related entity. During the year ended December 31, 1993 such sales totaled approximately $2.0 million. This related entity filed for bankruptcy in April 1993 and, subsequent to the filing, no longer did business with PCAC. PCAC charged an additional $1.1 million against income in 1993 related to 1993 sales as the receivable was deemed uncollectible. PCAC received certain transfers from this related entity that have been challenged as preferences. As of December 31, 1995 the Company has established a reserve related to such transactions.


15.  REDEEMABLE PREFERRED STOCK

    In the event of any liquidation, dissolution or winding up of the affairs of the Predecessor Company, the holders of redeemable preferred stock were entitled to be paid first out of the assets of the Predecessor Company available for distribution to holders of the Predecessor Company's capital stock. No dividends or distributions were to be paid to holders of any class of equity security which had rights junior to the redeemable preferred stock except upon consent of the holder of redeemable preferred stock. The holder of redeemable preferred stock was also entitled to receive cumulative dividends, if and when declared by the Predecessor Company, at an annual rate of 8% per annum. No dividends were paid during 1994 and 1993. The carrying value of the redeemable preferred stock, which included the accretion of accumulated and unpaid dividends, was $6.6 million as of December 31, 1994. All accumulated and unpaid dividends on the redeemable preferred stock were paid on March 22, 1995. The preferred stock was redeemed for $5.0 million in conjunction with the Acquisition on April 20, 1995.


16.  STOCK WARRANTS AND APPRECIATION RIGHTS

     The Predecessor Company issued 111,111 warrants to a bank which were detachable from the related debt. Each warrant entitled the lender to purchase a share of common stock of Pioneer Americas, Inc. at $.01 par value to be exercised at any time until the expiration date of October 31, 1998. No warrants had been exercised at December 31, 1994.

     The Predecessor Company had also granted the holder of these warrants the right and option to sell to the Predecessor Company and to require the Predecessor Company to purchase all or any part of the warrants or the common stock acquired pursuant to the exercise of the warrants. This option could have been exercised any time prior to November 1, 1998 at an exercise price equal to the greatest of the current market value, the net book value, or a computation based on net income. In the event the Predecessor Company did not have available cash to purchase the warrants or common stock, the Predecessor Company would have given a promissory note in the amount of the obligation owed. Such promissory note would have matured on October 25, 1996. Any excess of the redemption value over the carrying value was accreted by periodic charges to retained earnings over the term of the option.

     During 1990, the Predecessor Company issued to a subordinated debtholder an additional 187,359 warrants which were detachable from the related debt. Each warrant entitled the debtholder to purchase a share of nonvoting common stock any time beginning after October 19, 1994, but before the expiration date of October 19, 2000. The

                            PIONEER COMPANIES, INC.

16.  STOCK WARRANTS AND APPRECIATION RIGHTS (CONTINUED)

exercise price at the time the agreement was entered into was $12 per warrant. These warrants included a put option which required the Predecessor Company to purchase any or all warrants or the common stock acquired pursuant to the exercise of the warrants at an amount equal to the greater of the net book value, current market value, or the net book value less the price of the warrants. No warrants had been exercised at December 31, 1994.

     During 1990, the Predecessor Company issued Stock Appreciation Rights (SAR's) to a subordinated debtholder. The SAR's entitled the holder of the SAR's to the right and option to receive the benefits of any appreciation in the value of 93,680 shares of the Predecessor Company's common stock calculated on a fully diluted basis over a Base Share Value. The Base Share Value was originally valued at $12 per share. The exercise period for the SAR's commenced on October 19, 1994 and was to expire on October 19, 2000. During 1993, the Predecessor Company issued additional SAR's equivalent to 100,000 common shares with exercise rights commencing on October 19, 1994 and which were to expire on October 19, 2000.

     In September 1994, the Predecessor Company and the debtholder amended and modified the warrant and SAR's Agreement, providing the Predecessor Company with the right and option at any time during the term of the agreement to prepay the debt held by the debtholder. In addition, if this prepayment option was exercised, the Predecessor Company would have the right and option to purchase from the debtholder 128,199 of the warrants for total consideration of $0.6 million and the SAR's for $1.0 million. Based upon such agreement, in 1994 the Predecessor Company adjusted the carrying value of the warrants and SAR's to $17 per share, resulting in an increase to redeemable stock put warrants of $1.4 million, through a reduction to retained earnings and a charge to other expense of $1.0 million related to the SAR's. On March 22, 1995, the debt was prepaid, 128,199 of the warrants were repurchased and all SAR's were repurchased.


17.  STOCK OPTIONS

     The Company has a stock option plan in effect for executives and non-executives. The following table summarizes the activity relating to the plan:

                                                                                             Year ended
                                                                                          December 31, 1995
                                                                                   -------------------------------
                                                                                   Executives       Non-executives
                                                                                   ----------       --------------
Outstanding at beginning of the period  . . . . . . . . . . . . . . . . . . .             --                 --
Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         398,076             69,800
Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --                 --
Expired . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --                 --
Terminated  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --              10,400
                                                                                  -----------      -------------
Outstanding at end of period  . . . . . . . . . . . . . . . . . . . . . . . .         398,076             59,400
                                                                                  ===========      =============

                            PIONEER COMPANIES, INC.

17.  STOCK OPTIONS (CONTINUED)

     The Predecessor Company had a stock option plan in effect for key employees which allowed the Predecessor Company to grant options for 100,000 shares of common stock of Pioneer Americas, Inc.

     The following table summarizes the activity relating to the Predecessor Company's stock option plan:

                                                                                 PREDECESSOR COMPANY
                                                                      ---------------------------------------

                                                                      PERIOD FROM
                                                                       JANUARY 1,
                                                                          1995
                                                                        THROUGH       YEAR ENDED DECEMBER 31,
                                                                       APRIL 20,     ------------------------
                                                                         1995          1994            1993
                                                                       -------       --------        --------
Outstanding at beginning of the period  . . . . . . . . . . . .         23,088         92,352          80,808
Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --             --          11,544
Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . .             --        (56,627)             --
Expired . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --        (12,637)             --
                                                                       -------       --------        --------
Outstanding at end of period  . . . . . . . . . . . . . . . . .         23,088         23,088          92,352
                                                                       =======       ========        ========

    Options exercised during 1994 were exercised at $3 per share. The remaining options outstanding were exercisable at prices of either $6 or $9 per share.


18.  SUBSEQUENT EVENTS

     On February 2, 1996, subsidiaries of the Company completed the acquisition of Kemira Water Treatment, Inc. ("KWT"), from a subsidiary of Kemira Oy of Finland ("Kemira"). KWT produces specialty and commodity inorganic coagulants, including polyaluminum chloride, aluminum sulfate, sodium aluminate and ferric sulfate, at its plant in Savannah, Georgia for sale to the water treatment market in the eastern United States and the Caribbean.

     KWT is now owned by Kemwater North America Company ("Kemwater"), which was formed through a subsidiary of Pioneer, Pioneer Water Technologies, Inc., in combination with Imperial West. The combined businesses of KWT and IWC, the latter of which produces ferric and ferrous chloride and aluminum sulfate for sale to the water treatment market in the western United States, will be carried out in the name of Kemwater. Kemwater will be adding ferric chloride capacity to the Savannah plant, and production capacity for polyaluminum chloride, sold under the trade name PAX, will be added to the western operations.

     As a part of the transaction, Kemwater also acquired exclusive licenses to use Kemira's existing and future advanced water treatment technology in the development and sale of products and services for the potable water, waste water and industrial water treatment markets in the United States (other than the northeastern U.S.) and the Caribbean. Kemwater has nonexclusive access to the use of the technology for the Canadian and Mexican markets, with an option to acquire an exclusive license for those markets in the future.

     Kemwater also entered into product supply agreements with subsidiaries of Kemira, to ensure a continuing supply of granulated ferric sulfate and dry aluminum sulfate, which are used as raw materials.

                            PIONEER COMPANIES, INC.

19.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                       YEAR ENDED DECEMBER 31, 1995
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                   ----------------------------------------
                                                                FIRST        SECOND        THIRD         FOURTH
                                                               QUARTER      QUARTER       QUARTER       QUARTER
                                                                 1995         1995          1995          1994
                                                                ------      --------      --------       -------
Revenues  . . . . . . . . . . . . . . . . . . . . . . .         $   --      $ 36,405      $ 59,248       $47,255
Costs and expenses:
     Cost of sales  . . . . . . . . . . . . . . . . . .             --        24,901        39,972        31,631
     Cost of sales--acquisition related inventory
       step-up  . . . . . . . . . . . . . . . . . . . .             --         1,671            --            --
     Selling, general and administrative  . . . . . . .            152         5,558         8,446         6,609
     Interest expense, net  . . . . . . . . . . . . . .             --         3,817         4,923         4,805
Other Income                                                        --           349            45           243
                                                                ------      --------      --------       -------
Income (loss) before tax  . . . . . . . . . . . . . . .           (152)          807         5,952         4,453
Income tax provision  . . . . . . . . . . . . . . . . .             --           628         2,509         2,442
                                                                ------      --------      --------       -------
Net income  . . . . . . . . . . . . . . . . . . . . . .         $ (152)     $    179      $  3,443       $ 2,011
                                                                ======      ========      ========       =======
Net income (loss) per share . . . . . . . . . . . . . .         $ (.03)     $    .02      $    .40       $   .24
                                                                ======      ========      ========       =======
Average number of shares of common stock
outstanding . . . . . . . . . . . . . . . . . . . . . .          4,546         7,665         8,539         8,539
                                                                ======      ========      ========       =======




                                                                       YEAR ENDED DECEMBER 31, 1994
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                   ----------------------------------------
                                                               FIRST        SECOND        THIRD         FOURTH
                                                              QUARTER       QUARTER      QUARTER       QUARTER
                                                               1994          1994          1994          1994
                                                              ------        ------        ------       -------
General and administrative expense, net . . . . . . . .       $  (26)       $  (93)       $ (109)      $    73
Interest income . . . . . . . . . . . . . . . . . . . .                          5             5             5
                                                              ------        ------        ------       -------
     Net income (loss)    . . . . . . . . . . . . . . .       $  (26)       $  (88)       $ (104)      $    78
                                                              ======        ======        ======       =======
Income (loss) per share:                                      $ (.01)       $ (.02)       $ (.02)      $   .02
                                                              ======        ======        ======       =======

Average number of shares of common stock outstanding. .       3,623         4,538         4,542         4,546
                                                              ======        ======        ======       =======

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Deloitte & Touche LLP has acted as independent accountants of the Company for many years. Following the Acquisition it was determined that Deloitte & Touche LLP would continue to act as independent accountants of the Company and its consolidated subsidiaries.

     Ernst & Young LLP had been the independent accountants for Pioneer Americas and its consolidated subsidiaries prior to its dismissal, effective October 16, 1995. The reports of Ernst & Young LLP on the financial statements of Pioneer Americas for the fiscal years ended December 31, 1994 and 1993 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the financial statements of Pioneer Americas for each of the two fiscal years ended December 31, 1994, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report.

     Ernst & Young LLP furnished a letter addressed to the Securities and Exchange Commission stating that it agreed with the above statements. A copy of that letter, dated March 29, 1996, is filed as an exhibit to this Annual Report.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in Pioneer's definitive proxy statement relating to the 1996 Annual Meeting of Stockholders of Pioneer (the "1996 Proxy Statement") to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in response to Items 401 and 405 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act ("Regulation S-K"), or if the 1996 Proxy Statement is not so filed within 120 days after December 31, 1995, such information will be included in an amendment to this report filed not later than the end of such period. Reference is also made to the information appearing in Item 4.1 of Part I of this report under the caption "Executive Officers of the Registrant."

Item 11.  EXECUTIVE COMPENSATION.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 1996 Proxy Statement in response to Item 402 of Regulation S-K, or if the 1996 Proxy Statement is not so filed within 120 days after December 31, 1995, such information will be included in an amendment to this report filed not later than the end of such period.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 1996 Proxy Statement in response to Item 403 of Regulation S-K, or if the 1996 Proxy Statement is not so filed within 120 days after December 31, 1995, such information will be included in an amendment to this report filed not later than the end of such period.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 1996 Proxy Statement in response to Item 404 of Regulation S-K, or if the 1996 Proxy Statement is not so filed within 120 days after December 31, 1995, such information will be included in an amendment to this report filed not later than the end of such period.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  LIST OF DOCUMENTS FILED.

     (1) The financial statements filed as part of this report are listed in the Index to Financial Statements under Item 8 on page __ hereof.

     (2) Additional financial information and schedules included pursuant to the requirements of Form 10-K are listed in the Index to Financial Statements under Item 8 on page 24 hereof.

     (3)  Exhibits

 The exhibits indicated by an asterisk (*) are incorporated by reference. The exhibits indicated by a plus sign (+) each constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

EXHIBIT
NUMBER                                  DESCRIPTION OF EXHIBIT
- ------                                  ----------------------

  2* Stock Purchase Agreement, dated as of March 24, 1995, by and among Pioneer, PAAC and the Sellers parties thereto (incorporated by reference to Exhibit 2 to Pioneer's Current Report on Form 8-K filed on May 5, 1995).

  3.1(a)* Third Restated Certificate of Incorporation of Pioneer filed with Secretary of State of Delaware on May 21, 1993 (incorporated by reference to Exhibit 3.1 to Pioneer's Annual Report on Form 10-K for the year ended December 31, 1993).

  3.1(b) Amendment to Third Restated Certificate of Incorporation of Pioneer filed with Secretary of State of Delaware on April 20, 1995.

  3.1(c) Amendment to Third Restated Certificate of Incorporation of Pioneer filed with Secretary of State of Delaware on April 27, 1995.

  3.2* By-laws of Pioneer (incorporated by reference to Exhibit 3.2 to Pioneer's Annual Report on Form 10-K for the year ended December 31, 1988).

  4.1(a)* Indenture, dated as of April 1, 1995, by and among PAAC, the Subsidiary Guarantors parties thereto and IBJ Schroder Bank & Trust Company, as trustee, relating to $135,000,000 principal amount of 13 3/8% Senior Notes due 2005, including form of Senior Note and Guarantee (incorporated by reference to Exhibit 4.1 to Pioneer's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

EXHIBIT
NUMBER                                  DESCRIPTION OF EXHIBIT
- ------                                  ----------------------

  4.1(b)* First Supplemental Indenture, dated as of September 14, 1995, by and among PAAC, the Subsidiary Guarantors parties thereto and United States Trust Company of New York, as trustee, relating to $135,000,000 principal amount of notes renamed 13 3/8% First Mortgage Notes due 2005 (incorporated by reference to Exhibit 4.1(b) to the Registration Statement on Form S-4 (file no. 33-98828) filed by PAAC on October 30, 1995).

  4.1(c)* Mortgage, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement by Pioneer Chlor Alkali Company, Inc. (St. Gabriel, Louisiana) (incorporated by reference to Exhibit 4.2(a) to the Registration Statement in Form S-4 (file no. 33-98828) filed by PAAC on October 30,
                 1995).

  4.1(d)* Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement by Pioneer Chlor Alkali Company, Inc. (Henderson, Nevada) (incorporated by reference to Exhibit 4.2(b) to the Registration Statement on Form S-4 (file no. 33-98828) filed by PAAC on October 30,
                 1995).

  4.1(e)* Intercreditor and Collateral Agency Agreement, dated as of September 14, 1995, by and among United States Trust Company of New York, as Trustee and Collateral Agent, Bank of America Illinois, as Agent, the Company, Pioneer, PAAC and Pioneer Chlor Alkali Company, Inc. (incorporated by reference to
                 Exhibit 4.4 to the Registration Statement on Form S-4 (file no. 33-98828) filed by PAAC on October 30, 1995).

  4.2(a)* Loan and Security Agreement, dated as of April 12, 1995, by and among Pioneer Americas, Inc. and certain Subsidiary Guarantors, the lenders party thereto and Bank of America Illinois, as Agent (incorporated by reference to Exhibit 4.2(a) to Pioneer's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

  4.2(b)* Master Corporate Guaranty, dated April 12, 1995, executed by each of the Subsidiary Guarantors party thereto, as guarantor, respectively, in favor of Bank of America Illinois, as Agent, for the ratable benefit of the lenders, guaranteeing the obligations of one another under the Bank Credit Agreement (incorporated by reference to Exhibit 4.2(b) to Pioneer's Quarterly Report on Form 10-Q for the quarter ended June 30,
                 1995).

  4.2(c)* Master Security Agreement, dated April 12, 1995, executed by each of the Subsidiary Guarantors party thereto, as debtor, respectively, in favor of Bank of America Illinois, as Agent, for the ratable benefit of the lenders (incorporated by reference to Exhibit 4.2(c) to Pioneer's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

  4.3* Form of Seller Note issued to the Sellers party to the Stock Acquisition Agreement dated as of March 24, 1995 (incorporated by reference to Exhibit 4.1 to Pioneer's Current Report on Form 8-K filed on May 5, 1995).

  4.4* Registration Rights Agreement, dated as of April 20, 1995, by and among Pioneer, Richard C. Kellogg, Jr. and Frans G.J. Speets and certain other stockholders of Pioneer, (incorporated by reference to Exhibit 4.2 to Pioneer's Current Report on Form 8-K filed on May 5, 1995).

  10.1* Shareholders Agreement, dated as of April 20, 1995, by and between William R. Berkley and Richard C. Kellogg, Jr. (incorporated by reference to Exhibit 10.1 to Pioneer's Current Report on Form 8-K filed on May 5, 1995).

EXHIBIT
NUMBER                                  DESCRIPTION OF EXHIBIT
- ------                                  ----------------------

  10.2* Contingent Payment Agreement, dated as of April 20, 1995, by and among Pioneer, PAAC and the Sellers party thereto (incorporated by reference to Exhibit 10.2 to Pioneer's Current Report on Form 8-K filed on May 5, 1995).

  10.3* Tax Sharing Agreement, dated as of April 20, 1995, by and among Pioneer, PAAC and the Subsidiary Guarantors (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 (file no. 33-98828) filed by PAAC on October 30, 1995).

  10.4*+ Pioneer Companies, Inc. 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 (file no. 33-98828) filed by PAAC on October 30, 1995).

  10.5+          Pioneer Chlor Alkali Company, Inc. Supplemental Retirement
                 Plan.

  10.6*+ Employment Agreement, dated April 20, 1995, between the Pioneer and Richard C. Kellogg, Jr. (incorporated by reference to Exhibit 10.1 to Pioneer's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

  10.7+ Employment Agreement, dated November 1, 1992, and First Amendment to Employment Agreement, dated as of April 20, 1995, between Pioneer Chlor Alkali Company, Inc. and Paul J. Kienholz.

  10.8+ Employment Agreement, dated April 20, 1995, between Pioneer Americas, Inc. and James E. Glattly.

  10.9+ Employment Agreement, dated April 20, 1995, between Pioneer Americas, Inc. and Verrill M. Norwood, Jr.

  10.10+ Employment Agreement, dated April 20, 1995, between Pioneer Americas, Inc. and Kent R. Stephenson.

  10.11+ Employment Agreement, Dated April 20, 1995, between Pioneer Americas, Inc. and Frank B. Belliss.

  16 Letter from Ernst & Young LLP regarding change in independent accountants.

  21             Subsidiaries of Pioneer.

  24             Powers of Attorney.

  27             Financial Data Schedule.

     (b)  REPORTS ON FORM 8-K.

     Pioneer did not file any reports on Form 8-K during the quarter ended December 31, 1995.

     (c)  FINANCIAL STATEMENT SCHEDULE.

     Filed herewith as a financial statement schedule is Schedule II with respect to Valuation and Qualifying Accounts. All other schedules have been omitted because they are not applicable or not required or the required information is included in the financial statements or notes thereto.

                                                                     SCHEDULE II

                            PIONEER COMPANIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                       BALANCE AT      CHARGED TO                                     BALANCE AT
                                                       BEGINNING       COSTS AND                                        END OF
              DESCRIPTION                              OF PERIOD        EXPENSE        ADDITIONS        DEDUCTIONS      PERIOD
              -----------                              ---------       ---------       ----------       -----------   ----------
PERIOD FROM JANUARY 1, 1995 THROUGH
  DECEMBER 31, 1995:
      Allowance for doubtful accounts   . . .              $--             $138           $1,416(A)       $(130)(B)     $1,424

___________
(A) Allowance balance established on April 20, 1995 for the acquisition of Pioneer Americas, Inc.

(B) Uncollectible accounts written off, net of recoveries.

                                                                     SCHEDULE II

                             PIONEER AMERICAS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                                 BALANCE AT   CHARGED TO                            BALANCE AT
                                                 BEGINNING    COSTS AND                               END OF
              DESCRIPTION                        OF PERIOD     EXPENSE   ADDITIONS     DEDUCTIONS     PERIOD
              -----------                        ---------     ------    ---------     ----------     ------
YEAR ENDED DECEMBER 31, 1993:
    Allowance for doubtful accounts   . . . .     $    572     $  1,100   $   --       $ (1,151)(A)   $  521

YEAR ENDED DECEMBER 31, 1994:
    Allowance for doubtful accounts   . . . .          521        1,235     300(B)          (18)(A)    2,038

PERIOD FROM JANUARY 1, 1995 THROUGH APRIL 20,
  1995:
    Allowance for doubtful accounts   . . . .        2,038           47       --           (169)(A)    1,916

___________
(A) Uncollectible accounts written off, net of recoveries.

(B) Allowance balance established in May 1994 for the acquisition of GPS.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.





                                         By   /s/ RICHARD C. KELLOGG, JR.
                                           ________________________________
                                           Richard C. Kellogg, Jr., President


April 1, 1996


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


          SIGNATURE                     TITLE                                     DATE
          ---------                     -----                                     ----
/s/ RICHARD C. KELLOGG, JR.   President (Principal Executive Officer)       April 1, 1996
___________________________   and Director
(Richard C. Kellogg, Jr.)




/s/ PHILIP J. ABLOVE          Vice President and Chief Financial Officer    April 1, 1996
__________________________    and Director (Principal Financial
  (Philip J. Ablove)          and Accounting Officer)



/s/ WILLIAM R. BERKLEY*       Chairman of the Board                         April 1, 1996
____________________________
 (William R. Berkley)



/s/ ANDREW M. BURSKY*         Director                                      April 1, 1996
____________________________
  (Andrew M. Bursky)



                              Director                                      April 1, 1996
____________________________
 (George H. Conrades)

/s/ DONALD J. DONAHUE*          Director                                      April 1, 1996
- ---------------------------
  (Donald J. Donahue)



/s/ JACK H. NUSBAUM*           Director                                      April 1, 1996
- ---------------------------
   (Jack H. Nusbaum)



/s/ THOMAS H. SCHNITZIUS*      Director                                      April 1, 1996
- ---------------------------
   (Thomas H. Schnitzius)



*By: /s/ KENT R. STEPHENSON
     ----------------------
     (Kent R. Stephenson,
     Attorney-in-Fact)

                              EXHIBIT  INDEX

EXHIBIT
NUMBER                                  DESCRIPTION OF EXHIBIT
- ------                                  ----------------------

  3.1(b) Amendment to Third Restated Certificate of Incorporation of Pioneer filed with Secretary of State of Delaware on April 20, 1995.

  3.1(c) Amendment to Third Restated Certificate of Incorporation of Pioneer filed with Secretary of State of Delaware on April 27, 1995.

  10.5+          Pioneer Chlor Alkali Company, Inc. Supplemental Retirement
                 Plan.

  10.7+ Employment Agreement, dated November 1, 1992, and First Amendment to Employment Agreement, dated as of April 20, 1995, between Pioneer Chlor Alkali Company, Inc. and Paul J. Kienholz.

  10.8+ Employment Agreement, dated April 20, 1995, between Pioneer Americas, Inc. and James E. Glattly.

  10.9+ Employment Agreement, dated April 20, 1995, between Pioneer Americas, Inc. and Verrill M. Norwood, Jr.

  10.10+ Employment Agreement, dated April 20, 1995, between Pioneer Americas, Inc. and Kent R. Stephenson.

  10.11+ Employment Agreement, Dated April 20, 1995, between Pioneer Americas, Inc. and Frank B. Belliss.

  16 Letter from Ernst & Young LLP regarding change in independent accountants.

  21             Subsidiaries of Pioneer.

  24             Powers of Attorney.

  27             Financial Data Schedule.