Form 10-Q
period 1996-03-31
PIONEER COMPANIES INC
filed 1996-05-15
CIK 830141

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

             [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________________ TO _____________

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

 Yes [x]  No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

On May 1, 1996, there were outstanding 7,984,621 shares of the Company's Class A Common Stock and 576,419 of Class B Common Stock.

                               TABLE OF CONTENTS

                         PART I--FINANCIAL INFORMATION

                                                                                                          Page
                                                                                                          ----
Item 1.   Consolidated Financial Statements

    [ ]     Consolidated Balance Sheets, March 31, 1996 and December 31, 1995                              3

    [ ]     Consolidated Statements of Operations, Three Months Ended March 31, 1996 and 1995 and
            Predecessor Company Three Months Ended March 31, 1995                                          5

    [ ]     Consolidated Statements of Cash Flows, Three Months Ended March 31, 1996 and 1995 and
            Predecessor Company Three Months Ended March 31, 1995                                          6

    [ ]     Notes to Consolidated Financial Statements                                                     8

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations            10

                                            PART II--OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                                13



                         PART I --FINANCIAL INFORMATION

                            PIONEER COMPANIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                                   MARCH 31,       DECEMBER 31,
                                                                                     1996              1995
                                                                                 -----------       ------------
Assets
Current assets:
         Cash and cash equivalents                                                 $  10,982         $   11,276
         Accounts receivable, less allowance for doubtful accounts of
             $1,511 at March 31, 1996 and $1,424 at December 31, 1995                 27,964             29,238
         Inventories                                                                  14,913             13,004
         Prepaid expenses                                                              2,093              3,781
                                                                                 -----------       ------------
Total current assets                                                                  55,952             57,299

Property, plant and equipment:
         Land                                                                          1,711              1,711
         Buildings and improvements                                                   16,955             13,997
         Machinery and equipment                                                      69,039             67,587
         Cylinders and tanks                                                           4,503              4,503
         Construction in progress                                                     14,141              9,394
                                                                                 -----------       ------------
                                                                                     106,349             97,192
         Less accumulated depreciation                                               (10,131)           ( 7,795)
                                                                                 -----------       ------------

                                                                                      96,218             89,397
    Other assets, net of accumulated amortization of $1,428 at
         March 31, 1996 and $1,068 at December 31, 1995                               12,225             11,664
    Excess cost over fair value of net assets acquired, net of accumulated amortization of $4,497 at March 31, 1996 and $3,311 at
         December 31, 1995                                                           111,510            108,940
                                                                                 -----------       ------------
Total assets                                                                     $   275,905       $    267,300
                                                                                 ===========       ============





                 See notes to consolidated financial statements

                            PIONEER COMPANIES, INC.
                    CONSOLIDATED BALANCE SHEETS--(CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                  MARCH 31,             DECEMBER 31,
                                                                                    1996                   1995
                                                                             ------------------       ---------------
Liabilities and stockholders' equity
Current liabilities:

         Accounts payable                                                    $           12,069       $        18,793
         Accrued liabilities                                                             27,836                24,108
         Returnable deposits                                                              3,320                 3,437
                                                                             ------------------       ---------------
Total current liabilities                                                                43,225                46,338
13 3/8 % Mortgage Notes due 2005                                                        135,000               135,000
Seller notes                                                                             11,463                11,463
Notes payable                                                                             8,777                   --
Returnable deposits                                                                       3,281                 3,281
Accrued pension and other employee benefits                                              13,934                13,573
Other long-term liabilities                                                              13,170                13,170

Commitments and contingencies                                                              --                     --

Stockholders' equity:
         Preferred stock: $.01 par value, authorized 10,000,000
             shares, none issued                                                           --                     --
         Common stock:
             Class A, $.01 par value,  authorized 46,000,000 shares,
                 issued and outstanding 7,984,621 at  March 31, 1996
                 and 7,838,593 at December 31, 1995                                          80                    79
             Class B, $.01 par value, authorized 4,000,000 shares,
                 issued and outstanding 576,419 at March 31, 1996
                 and 769,354 at  December 31, 1995, convertible share-
                 for-share into Class A shares                                                6                     7
         Additional paid-in capital                                                      41,481                40,056
         Retained earnings                                                                5,488                 4,333
                                                                             ------------------       ---------------
Total stockholders' equity                                                               47,055                44,475
                                                                             ------------------       ---------------

Total liabilities and stockholders' equity                                   $          275,905       $       267,300
                                                                             ==================       ===============





                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                                             PREDECESSOR
                                                                                                               COMPANY
                                                                                                                THREE
                                                                          THREE MONTHS ENDED                    MONTHS
                                                                              MARCH 31,                         ENDED
                                                                    --------------------------------           MARCH 31,
                                                                        1996               1995                  1995
                                                                    ------------       -------------         -----------
Revenues                                                            $     48,896       $          --         $    47,842

Costs and expenses:
         Cost of sales                                                    34,752                  --              30,628
         Selling, general and administrative                               6,968                 152               5,241
         Interest expense, net                                             4,462                  --               1,375
Other income, net                                                             86                  --                 379
                                                                    ------------       -------------         -----------
Income (loss) before tax and extraordinary item                            2,800                (152)             10,977
Provision for income taxes                                                (1,645)                 --              (4,503)
                                                                    ------------       -------------         -----------
Net income (loss) before extraordinary item                                1,155                (152)              6,474
                                                                    ------------       -------------         -----------
Extraordinary item, early extinguishment of debt (net of
         income tax benefit of $2,140)                                        --                  --              (3,420)
                                                                    ------------       -------------         -----------
Net income (loss)                                                   $      1,155       $        (152)        $     3,054
                                                                    ============       =============         ===========

Net income (loss) per share                                         $        .14       $       ( .03)
                                                                    ============       =============
Weighted average number of shares
    of common stock outstanding                                            8,543               4,546
                                                                    ============       =============




                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                               PREDECESSOR
                                                                                                 COMPANY
                                                                                                  THREE
                                                              THREE MONTHS ENDED                  MONTHS
                                                                  MARCH 31,                       ENDED
                                                        --------------------------------         MARCH 31,
                                                            1996               1995                1995
                                                        ------------       -------------       -----------
Operating activities:
   Net income (loss)                                    $    1,155            $    (152)          $     3,054
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
         Depreciation and amortization                       4,568                    1                 3,673
         Write-off of previous finance costs                    --                   --                 1,282
         Equity in earnings of BII & VVLC                       --                   --                  (211)
         Future tax effects                                     --                   --                (1,707)
         Utilization of NOL                                  1,425                   --                    --
         Changes in operating assets and
           liabilities (net of purchase of Kemira
           Water Treatement, Inc.):
              Accounts receivable                            2,410                   --               ( 2,013)
              Inventories                                     (490)                  --                  (895)
              Prepaid expenses                               1,733                   --                   562
              Other assets                                     441                   --                (1,078)
              Accounts payable                              (8,891)                  --                 1,630
              Accrued liabilities                            3,728                  293                (2,163)
              Returnable deposits                             (117)                  --                  (303)
              Other long-term liabilities                      361                   --                  (384)
                                                        ----------            ---------           -----------
Net cash provided by operating activities                    6,323                  142                 1,447
                                                        ----------            ---------           -----------
Investing activities:
      Purchase of Kemira Water Treatment, Inc.              (1,572)                  --                    --
      Purchases of property, plant and equipment            (5,114)                  --                (2,974)
      Deferred acquisition cost                                 --                 (600)                 --
                                                        ----------            ---------           -----------

Net cash used in investing activities                       (6,686)                (600)               (2,974)

Financing activities:
      Payments on long-term debt                                --                   --               (98,470)
      Proceeds from borrowings on long-term debt                --                   --               100,000
      Issuance of Class A Common stock                          --                   36                    --
      Dividends paid on common stock                            --                   --                (2,341)
                                                        ----------            ---------           -----------
Net cash provided by (used in) financing
  activities                                                    --                   36                  (811)
                                                        ----------            ---------           -----------

Net decrease in cash                                          (363)                (422)               (2,338)

Cash at beginning of period                                 11,276                  880                 3,310
Cash acquired in acquisition                                    69                   --                    --
                                                        ----------            ---------           -----------
Cash at end of period                                   $   10,982            $     458           $       972
                                                        ==========            =========           ===========





                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                                 (IN THOUSANDS)



                                                                                                            PREDECESSOR
                                                                                                              COMPANY
                                                                                                               THREE
                                                                            THREE MONTHS ENDED                 MONTHS
                                                                                 MARCH 31,                      ENDED
                                                                     --------------------------------         MARCH 31,
                                                                         1996                 1995              1995
                                                                    --------------        -------------     ------------
Supplemental disclosures of cash flow information:
   Cash paid during the period for:

      Interest                                                      $          232        $          --     $      2,348
      Income taxes                                                           2,150                   --            1,300

Supplemental schedule of noncash investing and financing
      activities:
         The allocation of the purchase price of Kemira Water
           Treatment, Inc. is summarized as follows:
              Cash paid for purchase                                $        1,572
              Long-term note issued to seller                                8,017
              Liabilities assumed                                            2,167
                                                                    --------------
                 Fair value of assets acquired                      $       11,756
                                                                    ==============



                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995


1.  ORGANIZATION AND BASIS OF PRESENTATION

   The consolidated financial statements include the accounts of Pioneer Companies, Inc. ("PCI") (formerly GEV Corporation) and its subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the financial statements are stated in thousands of dollars unless otherwise indicated.

   On April 20, 1995, the Company purchased Pioneer Americas, Inc. (the "Predecessor Company") which, through its subsidiaries, manufactures chlorine, caustic soda and related products used in a variety of applications including water treatment, plastics, detergents and agricultural chemicals. Prior to April 20, 1995 the Company, had no other active operations.

   On February 2, 1996, subsidiaries of the Company completed the purchase of Kemira Water Treatment, Inc. ("KWT") including certain royalty and license agreements, from a subsidiary of Kemira Oy of Finland ("Kemira") for a purchase price of approximately $9.6 million, of which $1.6 million was paid in cash and $8.0 million in a note issued to Kemira. The $8.0 million note bears an interest rate equal to LIBOR plus 1.2%. The principal is payable in four equal installments on March 31, 2000, March 31, 2001, March 31, 2002 and December 31, 2002, and interest is due annually on December 31. KWT produces specialty and commodity inorganic coagulants, including polyaluminum chloride, aluminum sulfate, sodium aluminate and ferric sulfate, at its plant in Savannah, Georgia for sale to the water treatment market in the eastern United States and the Caribbean. The purchase of KWT has been accounted for as a purchase transaction and, accordingly, the consolidated financial statements subsequent to February 2, 1996 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of February 2, 1996, and include the results of KWT subsequent to such date.

   Share and per share information has been retroactively restated to reflect the one-for-four reverse stock split of PCI's Class A and Class B Common Stock, effective April 27, 1995. Income (loss) per common share is computed using the weighted average number of Class A and Class B common shares outstanding during the period.

BASIS OF PRESENTATION EFFECTIVE APRIL 20, 1995

   On April 20, 1995, pursuant to a Stock Purchase Agreement, dated as of March 24, 1995 (the "Acquisition Agreement"), by and among PCI, Pioneer Americas Acquisition Corp. ("PAAC"), and the holders of the outstanding common stock and other common equity interests (the "Sellers") of the Predecessor Company, PAAC acquired all of such stock and interests (the "Acquisition") for a purchase price of approximately $176 million.

   The Acquisition has been accounted for as a purchase transaction and, accordingly, the consolidated financial statements subsequent to April 20, 1995 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of April 20, 1995. The consolidated balance sheet, statement of operations and statement of cash flows at and for all periods ending March 31, 1996 are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first three months of 1996 are not necessarily indicative of results to be expected for the year ending December 31, 1996.

   Certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statments contained in the Annual Report on Form 10-K for the year ended December 31, 1995.

                            PIONEER COMPANIES, INC.

1.  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

PRO FORMA FINANCIAL DATA

   The following pro forma financial data presents the consolidated financial results of operations as if the Acquisition had occurred at the beginning of the period presented and does not purport to be indicative of either future results of operations or results that would have occurred had the Acquisition actually been made as of such date.


                   PRO FORMA COMBINED SUMMARY FINANCIAL DATA
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                    1996                       1995
                                                                              ------------------        ----------------
                                                                                   ACTUAL                   PROFORMA
                                                                              ------------------        ----------------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $           48,896        $         47,842
Income before extraordinary item  . . . . . . . . . . . . . . . . .                        1,155                   3,818
Extraordinary item, early extinguishment of debt (net of income tax
     benefit of $2,140) . . . . . . . . . . . . . . . . . . . . . .                         --                    (3,420)
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        1,155                     398

Weighted average number of shares of common stock outstanding . . .                        8,543                   7,665


PER SHARE DATA:
Income before extraordinary item  . . . . . . . . . . . . . . . . .           $              .14        $            .50
Extraordinary item  . . . . . . . . . . . . . . . . . . . . . . . .                         --                      (.45)
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          .14                     .05


2.  INVENTORIES

Inventories consist of the following:




                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                    1996                       1995
                                                                              ---------------           ----------------
                                                                                   ACTUAL                   PROFORMA
                                                                              ---------------           ----------------
                                                                                           (IN THOUSANDS)
Raw materials, supplies, and parts  . . . . . . . . . . . . . . . . .         $        11,130           $         9,849
Finished goods and work-in-process  . . . . . . . . . . . . . . . . .                   3,783                     3,155
                                                                              ---------------           ---------------
                                                                              $        14,913           $        13,004
                                                                              ===============           ===============

3.  COMMITMENTS AND CONTINGENCIES

   The Company is subject to legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses and/or insurance coverage with respect to these matters and management does not believe that they will materially affect the Company's operations or financial position.

                            PIONEER COMPANIES, INC.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.

   The following discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

   This item will discuss and analyze the financial condition of the Company at March 31, 1996 and the results of operations of the Company for the three months ended March 31, 1996 and the Predecessor Company for the three months ended March 31, 1995.

   The following table sets forth certain operating data of the Company and the Predecessor Company for the periods indicated.


                                                                                                  PREDECESSOR
                                                                                                    COMPANY
                                                                                                     THREE
                                                                                                     MONTHS
                                                              THREE MONTHS ENDED MARCH 31,           ENDED
                                                            --------------------------------        MARCH 31,
                                                                 1996              1995               1995
                                                            ---------------   --------------      ------------
                                                                              (IN THOUSANDS)
Revenues  . . . . . . . . . . . . . . . . . . . . . . . .   $        48,896   $          --      $     47,842
Cost of sales . . . . . . . . . . . . . . . . . . . . . .            34,752              --            30,628
Selling, general and administrative expenses  . . . . . .             6,968             152             5,241
Interest  . . . . . . . . . . . . . . . . . . . . . . . .             4,462              --             1,375
Other income, net . . . . . . . . . . . . . . . . . . . .                86              --               379
                                                            ---------------    ------------       -----------
Income (loss) before income taxes and extraordinary item              2,800            (152)           10,977
Provision for income taxes  . . . . . . . . . . . . . . .            (1,645)             --            (4,503)
                                                            ---------------    -------------      ------------
Net income (loss) before extraordinary expense  . . . . .             1,155            (152)            6,474
Extraordinary expense (net of income tax benefit
    of $2,140)  . . . . . . . . . . . . . . . . . . . . .                --              --            (3,420)
                                                            ---------------    -------------      ------------
Net income (loss) . . . . . . . . . . . . . . . . . . . .   $         1,155    $       (152)     $      3,054
                                                            ===============    =============      ============


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31,
1995.

    Revenues

    Revenues increased by $1.1 million or 2.2% to $48.9 million for the three months ended March 31, 1996. This increase is a result of higher volumes offset by lower electrochemical unit ("ECU") prices. The average ECU price in the first quarter of 1996 decreased 12.0% from the first quarter of 1995.

    Cost of Sales

    Cost of sales increased by $4.1 million or 13.5% to $34.8 million for the three months ended March 31, 1996. This increase is attributable to higher volumes sold and higher raw material prices, particularly electrolytic power which increased due to substantially higher natural gas prices resulting from the harsh winter.

    Selling, General and Administrative Expense

    Selling, general and administrative expense increased by $1.7 million or 33.0% to $7.0 million during the 1996 period primarily due to increased goodwill amortization resulting from the Acquisition and additional accrued compensation pursuant to the Company's incentive compensation program.

    Interest

    Interest expense during the first quarter of 1996 increased to $4.5 million from $1.4 million for the 1995 period due to indebtedness incurred as a result of the Acquisition.

    Other Income, Net

    Other income, net was $0.3 million lower in the first quarter of 1996 due to insurance proceeds recognized in the 1995 period.

    Income Before Taxes and Extraordinary Item

    As a result of the above, net income before taxes and extraordinary expense decreased $8.2 million to $2.8 million for the three months March 31, 1996 from $11.0 million for the three months ended March 31, 1995.

    Provision for Income Taxes

    Provision for income taxes was $1.6 million in 1996 as compared to $4.5 million in 1995 due to lower pre-tax income. Taxable income is higher than book income due to the non-deductibility of amortization of the excess cost over the fair value of the net assets acquired. A provision is recorded on the income statement; however, federal income taxes payable are reduced due to the utilization of the net operating loss carryforward.

    Extraordinary Item

    An extraordinary item of $3.4 million net of an income tax benefit of $2.1 million recorded during the first quarter of 1995 was due to costs incurred, and previously capitalized costs written off, pertaining to debt refinanced by the Predecessor Company in 1995 prior to the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

    The Company incurred substantial indebtedness in connection with the Acquisition and the transaction with Kemira. As of March 31, 1996, the Company had outstanding indebtedness of approximately $154.5 million. The Company assumed $8.0 million of term debt concurrently with the acquisition of Kemira Water Treatment, Inc., with principal payments due at various times beginning March 31, 2000 and with a final payment due December 31, 2002.

    The Company has an available Credit Facility which provides a $30 million revolving line of credit, subject to borrowing base limitations that relate to the level of accounts receivable and inventory. As of March 31, 1996, the Company had $2.9 million of letters of credit outstanding and had, subject to certain restrictions (including borrowing base limitations), the ability to draw up to $17.0 million of additional secured indebtedness under the Credit Facility.

    The Company believes that cash flow from current and anticipated future levels of operations and, to a lesser extent, the availability under the Credit Facility, will be adequate to make the required payments of principal and interest on outstanding indebtedness, as well as to fund its foreseeable capital expenditures and working capital requirements. Annualized cash interest of $19.8 million will be payable on the Company's long-term debt. The Company anticipates that capital expenditures for 1996 will be approximately $16.0 million, including approximately $3.4 million for environmental compliance matters. The Company believes that forecasted capital expenditures will permit it to maintain its facilities on a basis competitive within the industry through improved efficiency and throughput and continuation of high operating rates. To the extent that the Company were to draw upon the commitments under the Credit Facility due to adverse business conditions or to finance acquisitions or for other corporate purposes, the Company's aggregate interest expense would be increased.

    The Company's belief that it will generate sufficient cash flow for its requirements is based, among other things, on the assumptions that: (i) the Company's cash flow will be positive as a result of the continuing profitability of its business; (ii) the Company will invest in working capital in accordance with prior practices; (iii) the Company will not incur any material capital expenditures in excess of its business plan.

    Working Capital.   The Company had working capital of $12.7 million at
March 31, 1996, as compared to working capital of $11.0 million at December 31, 1995, primarily due to lower payables in the 1996 period.

    Net Cash Used in Investing Activities.   Cash used in investing activities
for the first quarter of 1996 was $6.7 million, primarily due to the purchase of KWT by the Company and the purchase of property plant and equipment.

    Net Cash Provided by (Used in) Financing Activities.   There was no
significant cash provided by or used in financing activities in the first quarter of 1996 compared to cash used in financing activities by the Predecessor Company in the first quarter of 1995 of $0.8 million. The difference is primarily due to the payment of dividends on Preferred Stock partially offset by net proceeds from long term debt in the 1995 period.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - The following exhibit is filed as part of this report:

27   Financial Data Schedule

(b)  Reports on Form 8-K

    The Company filed a Current Report on Form 8-K dated February 2, 1996. The report disclosed under Item 5, Other Events, the purchase by subsidiaries of the Company of Kemira Water Treatment, Inc., a company which produces specialty and commodity inorganic coagulants at its plant in Savannah, Georgia, and related technology and product supply agreements. No financial statements were filed with the report.


                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              PIONEER COMPANIES, INC.




May 15, 1996                          By:  /s/ Philip J. Ablove
                                           --------------------
                                           Vice President and
                                           Chief Financial Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                           DESCRIPTION
- - ------                           -----------
27                           Financial data Schedule
