Form 10-Q
period 1996-06-30
PIONEER COMPANIES INC
filed 1996-08-13
CIK 830141

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

             / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _______________TO ______________

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

Yes  /X/  No / /

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    On August 12, 1996, there were outstanding 7,905,822 shares of the Company's Class A Common Stock and 655,199 shares of Class B Common Stock.

                               TABLE OF CONTENTS

                         PART I--FINANCIAL INFORMATION

                                                                                                                    Page
                                                                                                                    ----
            Item 1.     Consolidated Financial Statements

               /X/      Consolidated Balance Sheets -- June 30, 1996 and December 31, 1995                            3

               /X/      Consolidated Statements of Operations -- Three Months Ended June 30, 1996 and 1995 and Six
                        Months Ended June 30, 1996 and 1995                                                           5

               /X/      Consolidated Statements of Cash Flows -- Six Months Ended June 30, 1996 and 1995              6

               /X/      Notes to Consolidated Financial Statements                                                    8

            Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations        10


                                                    PART II -- OTHER INFORMATION

            Item 4.     Submission of Matters to a Vote of Security Holders                                          14
            Item 5.     Other Information                                                                            14
            Item 6.     Exhibits and Reports on Form 8-K                                                             14

                         PART I--FINANCIAL INFORMATION

                            PIONEER COMPANIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                                JUNE 30,          DECEMBER 31,
                                                                                  1996                1995
                                                                              -----------          ----------
Assets
Current assets:
     Cash and cash equivalents                                                $     8,803          $   11,276
     Accounts receivable, less allowance for doubtful
       accounts of $1,451 at June 30, 1996 and $1,424 at
       December 31, 1995                                                           32,985              29,238
     Inventories                                                                   14,193              13,004
     Prepaid expenses                                                               2,828               3,781
                                                                              -----------          ----------
Total current assets                                                               58,809              57,299
Property, plant and equipment:
     Land                                                                           1,711               1,711
     Buildings and improvements                                                    17,036              13,997
     Machinery and equipment                                                       69,712              67,587
     Cylinders and tanks                                                            4,541               4,503
     Construction in progress                                                      17,730               9,394
                                                                              -----------          ----------
                                                                                  110,730              97,192
     Less accumulated depreciation                                                (12,787)            ( 7,795)
                                                                              -----------          ----------
                                                                                   97,943              89,397
Other assets, net of accumulated amortization of $1,829 at
     June 30, 1996 and $1,068 at December 31, 1995                                 13,457              11,664
Excess cost over fair value of net assets acquired, net of
     accumulated amortization of $5,428 at June 30, 1996
     and $3,311 at December 31, 1995                                              110,810             108,940
                                                                              -----------          ----------
Total assets                                                                  $   281,019          $  267,300
                                                                              ===========          ==========




                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                    CONSOLIDATED BALANCE SHEETS--(CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                               JUNE 30,            DECEMBER 31,
                                                                                 1996                  1995
                                                                            ---------------       -------------
Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                       $        18,078       $      18,793
     Accrued liabilities                                                             24,856              24,108
     Returnable deposits                                                              3,573               3,437
                                                                            ---------------       -------------
Total current liabilities                                                            46,507              46,338
13 3/8% Mortgage Notes due 2005                                                     135,000             135,000
Seller notes                                                                         11,463              11,463
Notes payable                                                                         8,017                 --
Returnable deposits                                                                   3,278               3,281
Accrued pension and other employee benefits                                          13,738              13,573
Other long-term liabilities                                                          13,426              13,170

Commitments and contingencies                                                           --                  --

Stockholders' equity:
     Preferred stock: $.01 par value, authorized 10,000,000
       shares, none issued                                                              --                  --
     Common stock:
       Class A, $.01 par value, authorized 46,000,000 shares,
          issued and outstanding 7,905,822 at June 30, 1996
          and 7,883,593 at December 31, 1995                                             79                  79
       Class B, $.01 par value, authorized 4,000,000 shares,
          issued and outstanding 655,199 at June 30, 1996 and
          December 31, 1995, convertible share-for-share into
          Class A shares                                                                  7                   7
     Additional paid-in capital                                                      42,924              40,056
     Retained earnings                                                                6,580               4,333
                                                                            ---------------       -------------
Total stockholders' equity                                                           49,590              44,475
                                                                            ---------------       -------------
Total liabilities and stockholders' equity                                  $       281,019       $     267,300
                                                                            ===============       =============




                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                                      PREDECESSOR
                                                                                                        COMPANY
                                                                                                        PERIOD
                                                                                                         FROM
                                                   THREE MONTHS ENDED          SIX MONTHS ENDED        JANUARY 1
                                                          JUNE 30,                 JUNE 30,             THROUGH
                                                 -----------------------    ---------------------      APRIL 20,
                                                    1996          1995         1996         1995          1995
                                                 ---------     ---------    ---------    ---------     ----------
Revenues                                         $  54,217     $  36,405    $ 103,113    $  36,405     $   57,848
Costs and expenses:
     Cost of sales                                  38,993        24,901       73,744       24,901         37,400
     Cost of sales-acquisition related
       inventory step up                               --          1,671          --         1,671            --
     Selling, general and administrative             7,878         5,558       14,846        5,710          7,047
     Interest expense, net                           4,755         3,817        9,217        3,817          1,665
                                                 ---------     ---------    ---------    ---------     ----------
       Total costs and expenses                     51,626        35,947       97,807       36,125         46,112
Other income, net                                        7           349           93          349           (115)
                                                 ---------     ---------    ---------    ---------     ----------
Income before income taxes and
     extraordinary item                              2,598           807        5,399          655         11,621
Provision for income taxes                           1,507           628        3,152          628          4,809
                                                 ---------     ---------    ---------    ---------     ----------
Income before extraordinary item                     1,091           179        2,247           27          6,812
Extraordinary expense (net of income
     tax benefit of $2,140)                             --           --            --           --         (3,420)
                                                 ---------     ---------    ---------    ---------     ----------

Net income                                       $   1,091     $     179    $   2,247    $      27     $    3,392
                                                 =========     =========    =========    =========     ==========

Net income per share                             $     .13     $     .02    $     .26    $     .00
                                                 =========     =========    =========    =========


Weighted average number of shares of
     common stock outstanding                        8,561         7,665        8,552        6,106
                                                 =========     =========    =========    =========




                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                           PREDECESSOR
                                                                                                             COMPANY
                                                                                                             PERIOD
                                                                                                              FROM
                                                                                 SIX MONTHS ENDED           JANUARY 1
                                                                                     JUNE 30,                THROUGH
                                                                             ------------------------       APRIL 20,
                                                                                 1996          1995            1995
                                                                             -----------    ----------     -----------
Operating activities:
  Net income                                                                 $     2,247    $       27      $    3,392
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                               9,074         3,507           4,490
       Write-off of previous finance costs                                           --            --            1,282
       Gain on disposal of property, plant and equipment                             --            --               13
       Equity in earnings of Basic Investments, Inc. and Victory
         Valley Land Company, L.P.                                                   --            --             (204)
       Future tax effects                                                            --            --           (2,086)
       Utilization of net operating loss carryforward ("NOL")                      2,720           --              --
       Changes in operating assets and liabilities (net of
         purchase of Kemira Water Treatment, Inc.):
            Accounts receivable                                                   (2,610)        2,779          (3,570)
            Inventories                                                              230         1,208            (638)
            Prepaid expenses                                                         998          (184)            722
            Other assets                                                          (2,901)       (2,897)         (1,342)
            Accounts payable                                                      (2,882)       (2,772)          4,899
            Accrued liabilities                                                      748         3,083          (3,784)
            Returnable deposits                                                      133           166            (259)
            Other long-term liabilities                                              421           238            (304)
                                                                             -----------    ----------      ----------
Net cash provided by operating
     activities                                                                    8,178         5,155           2,611
Investing activities:
     Purchase of Kemira Water Treatment, Inc.                                     (1,572)          --              --
     Purchase of Predecessor Company                                                 --       (152,318)            --
     Purchases of property, plant and equipment                                   (9,296)       (3,271)         (3,447)
     Proceeds from the sale of property, plant and equipment                          --           --               58
                                                                             -----------    ----------      ----------

Net cash used in investing activities                                            (10,868)     (155,589)         (3,389)
                                                                             -----------    ----------      ----------





                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                                 (IN THOUSANDS)




                                                                                                           PREDECESSOR
                                                                                                             COMPANY
                                                                                                              PERIOD
                                                                                                               FROM
                                                                                  SIX MONTHS ENDED          JANUARY 1
                                                                                      JUNE 30,               THROUGH
                                                                             -------------------------       APRIL 20,
                                                                                 1996          1995            1995
                                                                             -----------    ----------     -----------
Financing activities:
     Payments on long-term debt                                                      --        (24,500)       (103,971)
     Proceeds from borrowings on long-term debt                                      --         18,500         106,000
     Proceeds from borrowings on 13 3/8% First Mortgage Notes
       due 2005                                                                      --        135,000             --
     Proceeds from issuance of common stock                                          148        21,037             --
     Dividends paid on preferred stock and purchase stock put
       warrant                                                                       --            --           (2,341)
                                                                             -----------    ----------      ----------
Net cash provided by (used in) financing activities                                  148       150,037            (312)
                                                                             -----------    ----------      ----------
Net decrease in cash                                                              (2,542)         (397)         (1,090)
Cash acquired in purchase                                                             69         2,220             --
Cash at beginning of period                                                       11,276           880           3,310
                                                                             -----------    ----------      ----------
Cash at end of period                                                        $     8,803    $    2,703      $    2,220
                                                                             ===========    ==========      ==========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                                              $     9,660    $       32      $    3,067
       Income taxes                                                                3,048           165           1,852
Supplemental schedule of non-cash investing and financing
  activities:
     The allocation of the purchase price of the Acquisition is summarized as follows:
         Cash paid for Acquisition                                                          $  152,318
         Seller notes issued                                                                    11,463
         NOL benefit recognized                                                                 13,600
         Liabilities assumed                                                                    90,596
                                                                                            ----------
         Fair value of assets acquired                                                      $  267,977
                                                                                            ==========
     The allocation of the purchase price of Kemira Water
       Treatment, Inc. is summarized as follows:
         Cash paid for purchase                                              $     1,572
         Long-term note issued to seller                                           8,017
         Liabilities assumed                                                       2,167
                                                                             -----------
         Fair value of assets acquired                                       $    11,756
                                                                             ===========

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

    On April 20, 1995, the Company purchased Pioneer Americas, Inc. (the "Predecessor Company") which, through its subsidiaries, manufactures chlorine, caustic soda and related products used in a variety of applications including water treatment, plastics, detergents and agricultural chemicals. Prior to April 20, 1995 the Company had no other active operations.

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

    The consolidated balance sheet as of June 30, 1996, the statements of operations as of and for the three- and six-month periods ending June 30, 1996 and 1995 and the statements of cash flows as of and for the six months ended June 30, 1996 and 1995 are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first six months of 1996 are not necessarily indicative of results to be expected for the year ending December 31, 1996.

    Certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1995.

                         PIONEER COMPANIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


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


                   PRO FORMA COMBINED SUMMARY FINANCIAL DATA
                        (IN THOUSANDS, EXCEPT PER SHARE)


                                                  THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                               --------------------------------       --------------------------------
                                                   1996              1995                 1996                1995
                                               ------------     ---------------       -------------        -----------
                                                  Actual           Pro Forma             Actual             Pro Forma
                                               ------------     ---------------       -------------        -----------
 Revenues                                      $     54,217      $       46,411       $     103,113        $    94,253

 Income before extraordinary item                     1,091                (158)              2,247              3,660
 Extraordinary  item, early
     extinguishment of debt  (net of  income
     tax benefit of $2,140)                             --                  --                 --               (3,420)
 Net income                                           1,091                (158)              2,247                240

 Weighted  average number of shares of
     common stock outstanding                         8,561               8,531               8,552              8,531

 PER SHARE DATA:
 Income before extraordinary item              $        .13      $         (.02)      $         .26        $       .43
 Extraordinary item                                     --                  --                  --                (.40)
 Net income                                             .13                (.02)                .26                .03


 2. INVENTORIES

 Inventories consist of the following:

                                                                                 JUNE 30,                DECEMBER 31,
                                                                                   1996                      1995
                                                                              ---------------          ---------------
                                                                                          (IN THOUSANDS)
 Raw materials, supplies and parts                                            $        11,488          $         9,849
 Finished goods and work-in-process                                                     2,705                    3,155
                                                                              ---------------          ---------------
                                                                              $        14,193          $        13,004
                                                                              ===============          ===============

3.  COMMITMENTS AND CONTINGENCIES

     The Company is subject to various legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses and/or insurance coverage with respect to these matters and management does not believe that they will materially affect the Company's operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

     This item will discuss and analyze the financial condition of the Company at June 30, 1996 and the results of operations of the Company for the three months and six months ended June 30, 1996 in comparison with the combined operations of the Company and the Predecessor Company for the comparable 1995 periods. The following table sets forth certain operating data of the Company and the Predecessor Company for the periods indicated. For comparative purposes the Company's results of operations for the three months ended June 30, 1995 include the Predecessor Company's operating results from April 1, 1995 through April 20, 1995, and the Company's operating results for the six months ended June 30, 1995 include the Predecessor Company's operating results from January 1, 1995 through April 20, 1995. The Predecessor Company's operating results for both periods exclude $1.0 million of transaction costs related to the Acquisition. The Company believes that this provides a meaningful basis for comparison.





                                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                  JUNE 30,                       JUNE 30,
                                                                         ------------------------        -----------------------
                                                                           1996           1995 (1)          1996         1995 (2)
                                                                         ---------        --------       ---------      --------
                                                                                            (IN THOUSANDS)
 Revenues                                                                $  54,217        $ 46,411       $ 103,113      $ 94,253
 Cost of sales                                                              38,993          31,674          73,744        62,302
 Cost of sales-acquisition related inventory step up                           --            1,671             --          1,671
 Selling, general and administrative expenses                                7,878           7,364          14,846        12,757
 Interest expense, net                                                       4,755           4,107           9,217         5,482
 Other income, net                                                               7             392              93         1,206
                                                                         ---------        --------       ---------      --------
 Income before income taxes and extraordinary item                           2,598           1,987           5,399        13,247
 Provision for income taxes                                                  1,507           1,184           3,152         5,437
                                                                         ---------        --------       ---------      --------
 Net income before extraordinary item                                        1,091             803           2,247         7,810
 Extraordinary expense (net of income tax benefit of
   $2,140)                                                                      --              --             --         (3,420)
                                                                         ---------        --------       ---------      --------
 Net income                                                              $   1,091        $    803       $   2,247      $  4,390
                                                                         =========        ========       =========      ========


(1) Includes Predecessor Company from April 1, 1995 through April 20, 1995
(2) Includes Predecessor Company from January 1, 1995 through April 20, 1995

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     Revenues

     Revenues increased by $8.9 million or 9% to $103.1 million for the six months ended June 30, 1996. This increase is a result of higher volumes offset by lower electrochemical unit ("ECU") prices. The average ECU price in the first six months of 1996 decreased 9% from the first six months of 1995 because of a decrease in prices for caustic soda.

     Cost of Sales

     Cost of sales increased by $9.8 million or 15% to $73.7 million for the six months ended June 30, 1996. This increase is attributable to higher volumes sold and higher raw material prices, particularly electrolytic power which increased due to substantially higher natural gas prices, a major component of power costs at one plant. The combination of lower ECU prices and higher raw material costs resulted in a reduction of the gross profit margin in the 1996 period to 28.5% from 32.1%.

     Selling, General and Administrative Expense

     Selling, general and administrative expense increased by $2.1 million or 16% to $14.8 million during the 1996 period primarily due to increased goodwill amortization resulting from the Acquisition and additional accrued compensation pursuant to the Company's incentive compensation program.

     Interest Expense, Net

     Interest expense during the first six months of 1996 increased to $9.2 million from $5.5 million for the 1995 period due to indebtedness incurred as a result of the Acquisition.

     Other Income, Net

     Other income, net was $1.1 million lower in the first six months of 1996 due to insurance proceeds recognized in the 1995 period.

     Income Before Income Taxes and Extraordinary Item

     As a result of the above, net income before taxes and extraordinary item decreased $7.8 million to $5.4 million for the six months ended June 30, 1996 from $13.2 million for the six months ended June 30, 1995.

     Provision for Income Taxes

     Provision for income taxes was $3.2 million in 1996 as compared to $5.4 million in 1995 due to lower pre-tax income. Taxable income is higher than book income due to the non-deductibility of amortization of the excess cost over the fair value of the net assets acquired. A provision is recorded on the income statement; however, federal income taxes payable are reduced due to the utilization of the net operating loss carryforward.

     Extraordinary Expense

     An extraordinary expense of $3.4 million net of an income tax benefit of $2.1 million recorded during the first six months of 1995 was due to costs incurred, and previously capitalized costs written off, pertaining to debt refinanced by the Predecessor Company in 1995 prior to the Acquisition.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     Revenues

     Revenues increased by $7.8 million or 17% to $54.2 million for the three months ended June 30, 1996. This increase is a result of higher volumes offset by lower electrochemical unit ("ECU") prices. The average ECU price for the three months ended June 30, 1996 decreased 10.3% from the three months ended June 30, 1995 as chlorine prices remained constant while caustic soda prices reflected decreases of 16.1%.

     Cost of Sales

     Cost of sales increased by $5.6 million or 17% to $39.0 million for the three months ended June 30, 1996. This increase, which is principally attributable to higher volumes sold and higher raw material prices, particularly electrolytic power which increased due to substantially higher natural gas prices, would have been $1.7 million higher if purchase accounting had not resulted in a step-up in inventory value in that amount in 1995. Because of that factor, the gross profit margin in the 1996 period of 28.1% was approximately the same as 1995. In addition, one of the Company's subsidiaries substantially improved its margin on lower sales which contributed to the favorable comparison.

     Selling, General and Administrative Expense

     Selling, general and administrative expense increased by $0.5 million or 7% to $7.9 million during the 1996 period primarily due to additional accrued compensation pursuant to the Company's incentive compensation program.

     Interest Expense, Net

     Interest expense during the 1996 period increased to $4.8 million from $4.1 million for the 1995 period due to indebtedness incurred as a result of the Acquisition and the purchase of KWT.

     Other Income, Net

     Other income, net was $0.4 million lower in the 1996 period due to insurance proceeds recognized in the 1995 period.

     Income Before Income Taxes and Extraordinary Item

     As a result of the above, net income before taxes and extraordinary item increased $0.6 million to $2.6 million for the three months ended June 30, 1996 from $2.0 million for the three months ended June 30, 1995.

     Provision for Income Taxes

     Provision for income taxes was $1.5 million in 1996 as compared to $1.2 million in 1995 due to lower pre-tax income. Taxable income is higher than book income due to the non-deductibility of amortization of the excess cost over the fair value of the net assets acquired. A provision is recorded on the income statement; however, federal income taxes payable are reduced due to the utilization of the net operating loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES

     The Company incurred substantial indebtedness in connection with the Acquisition and the transaction with Kemira. As of June 30, 1996, the Company had outstanding indebtedness of approximately $154.5 million. The Company incurred $8.0 million of term debt concurrently with the acquisition of KWT, with principal payments due at various times beginning March 31, 2000 and with a final payment due December 31, 2002.

     The Company has an available Credit Facility which provides a $30 million revolving line of credit, subject to borrowing base limitations that relate to the level of accounts receivable and inventory. As of June 30, 1996, the Company had $2.9 million of letters of credit outstanding and had, subject to certain restrictions (including borrowing base limitations), the ability to draw up to $23.3 million of additional secured indebtedness under the Credit Facility.

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

     The Company anticipates that capital expenditures for 1996, excluding acquisitions, will be approximately $16.0 million, including approximately $3.4 million for environmental compliance matters. The Company believes that forecasted capital expenditures will permit it to maintain its facilities on a basis competitive within the industry through improved efficiency and throughput and continuation of high operating rates.

     The Company's belief that it will generate sufficient cash flow for its requirements is based, among other things, on the assumptions that: (i) the Company's cash flow will be positive as a result of the continuing profitability of its business; (ii) the Company will invest in working capital in accordance with prior practices; and (iii) the Company will not incur any material capital expenditures in excess of its business plan.

     Net Cash Provided by Operating Activities.   The Company generated $8.2
million in cash from operating activities from profitability, depreciation and the utilization of the NOL offset by an increase in working capital (excluding the effect of the purchase of KWT). Working capital increased because of the seasonal increase in accounts receivable.

     Net Cash Used in Investing Activities.   Cash used in investing activities
for the first six months of 1996 was $10.9 million, primarily due to the purchase of KWT by the Company and capital expenditures related to property, plant and equipment.

     Net Cash Provided by (Used in) Financing Activities.   There was $0.1
million in cash provided by financing activities in the first six months of 1996 from the issuance of common stock. The Company obtained approximately $150.0 million in cash through borrowings and the issuance of common stock from the Acquisition offset by the payment of dividends on Preferred Stock during the first six months of 1995.

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

   The annual meeting of the stockholders of Pioneer Companies, Inc. ("Pioneer") was held on June 25, 1996. At the meeting Philip J. Ablove and Andrew M. Bursky were re-elected as directors of Pioneer, with terms of office ending at the annual meeting of stockholders to be held in 1999. A total of 5,561,017 shares were voted in favor of the election of each of Messrs. Ablove and Bursky, and the vote with respect to 2,055 shares was withheld with respect to the election of each.

   At the annual meeting the stockholders also approved Pioneer's Key Executive Stock Grant Plan, pursuant to which 500,000 shares of Pioneer's Class A Common Stock have been reserved for issuance pursuant to the grant of stock-based awards under the plan to key executives of Pioneer and its subsidiaries. A total of 5,557,242 shares were voted in favor of adoption of the plan, 4,504 shares were voted against the adoption of the plan, and the holders of 1,326 shares represented at the meeting abstained from voting on the proposal.

   The stockholders also ratified the selection of Deloitte & Touche L.L.P. as independent certified public accountants to audit the financial statements of Pioneer and its subsidiaries for the fiscal year ending December 31, 1996. A total of 5,563,242 shares were voted in favor of ratification, 25 shares were voted against ratification, and the holders of 151 shares represented at the meeting abstained from voting on the proposal.

Item 5.  Other Information.

   On July 31, 1996, All-Pure Chemical Co. ("All-Pure"), an indirect wholly-owned subsidiary of Pioneer, acquired T.C. Products, Inc. ("T.C. Products") through the acquisition of its parent, T.C. Holdings, Inc., from trusts formed by Albert J. Clerc and Richard L. Belveal. Consideration for the acquisition consisted of net cash payments of $5,458,835 and All-Pure subordinated notes with an aggregate principal amount of $4,500,000. The Company's existing cash balances were used to fund the cash portion of the purchase price.

   T.C. Products is the sole operating asset of T.C. Holdings, Inc. Following the acquisition T.C. Products continues to manufacture and package bleach and related products at its plant in Tacoma, Washington. Mr. Clerc has agreed to continue as an officer of T.C. Products for a period of up to one year following the acquisition; both he and Mr. Belveal have also agreed not to compete with T.C. Products for a period of three years following the acquisition.

   It is impractical to provide the required financial statements of T.C. Products, the business acquired, at this time. Such financial statements, consisting of audited financial statements for the fiscal year ended September 30, 1995, unaudited financial statements for the nine-month period ended June 30, 1996, and pro forma unaudited financial statements, will be filed as soon as practicable, but not later than October 11, 1996, under cover of an amendment on Form 8 to this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits

                 10.1     Stock Purchase Agreement, dated as of July 3, 1996, by and among Richard L. Belveal, individually and in his capacity as trustee of The Living Trust of Richard Belveal dated February 14, 1995, and Albert J. Clerc, individually and, with his spouse
                          Patricia A. Clerc, in their respective capacities as Trustees of The Clerc Family
                          Trust No. 1988-1 dated July 25, 1988, and Pioneer Companies, Inc., together with a
                          First Amendment thereto dated July 22, 1996.

                 10.2     Pioneer Companies, Inc. Key Executive Stock Grant Plan.

                 27       Financial Data Schedule.

   (b)  Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              PIONEER COMPANIES, INC.




August 13, 1996                                  By: /s/ Phillip J. Ablove
                                                 -------------------------------
                                                  Philip J. Ablove
                                                  Vice President and Chief
                                                  Financial Officer

                               INDEX TO EXHIBITS



    Exhibit
      No.     Description
    -------   -----------
       10.1   Stock Purchase Agreement, dated as of July 3, 1996, by and among Richard L. Belveal, individually and in his capacity as trustee of The Living Trust of Richard Belveal dated February 14, 1995, and Albert
              J. Clerc, individually and, with his spouse Patricia A. Clerc, in their respective capacities as
              Trustees of The Clerc Family Trust No. 1988-1 dated July 25, 1988, and Pioneer Companies, Inc., together with a First Amendment thereto dated July 22, 1996.

       10.2   Pioneer Companies, Inc. Key Executive Stock Grant Plan.

       27     Financial Data Schedule.
