Form 10-Q/A
period 1996-06-30
PIONEER COMPANIES INC
filed 1996-10-11
CIK 830141

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission file no. 1-9859

                            PIONEER COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                06-1215192
                 --------                                ----------
        (State or other jurisdiction                  (IRS Employer
        incorporation or organization)                Identification No.)

                            4200 NATIONSBANK CENTER
                      700 LOUISIANA, HOUSTON, TEXAS  77002
                      ------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  713-225-3831
                                  ------------
             (Registrant's telephone number, including area code)


         (Former name or former address, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Number of Common Shares outstanding at October 7, 1996: 7,905,813 of Class A and 655,199 of Class B.

         Under Item 5 of its Form 10-Q for the quarter ended June 30, 1996, Pioneer Companies, Inc. ("Pioneer") reported the acquisition of T.C. Products, Inc., a New Mexico corporation. Pioneer stated that at the time of such filing it was impractical to provide the required financial statements of T.C. Products, Inc., the business acquired.

         Pioneer is amending Item 5 of its Form 10-Q for the quarter ended June 30, 1996, to include such required financial statements.

ITEM 5. Other Information.


         Effective June 30, 1996, All-Pure Chemical Co. ("All-Pure"), an indirect wholly-owned subsidiary of Pioneer, acquired T.C. Products, Inc. ("T.C. Products" or the "Company") through the acquisition of its parent, T.C. Holdings, Inc., from trusts formed by Albert J. Clerc and Richard L. Belveal. Consideration for the acquisition consisted of net cash payments of $5,458,835 and All-Pure subordinated notes with an aggregate principal amount of $4,500,000. The Company's existing cash balances were used to fund the cash portion of the purchase price.


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

         Following are the required financial statements of T.C. Products, the business acquired, consisting of (i) balance sheets as of September 24, 1995 and September 25, 1995, and the related statements of operations and retained earnings, and of cash flows for each of the three years in the period ended September 24, 1995, and related notes thereto, together with the independent auditors' report of Deloitte & Touche LLP with respect thereto, (ii) unaudited balance sheet as of June 30, 1996 and related statements of operations and of cash flows for each of the nine-month periods ended June 30, 1996 and June 30, 1995, and related notes thereto, and (iii) pro forma financial statements and related notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
   T.C. Products, Inc.:


We have audited the accompanying balance sheets of T.C. Products, Inc. (the "Company") as of September 24, 1995 and September 25, 1994, and the related statements of operations and retained earnings, and of cash flows for each of the three years in the period ended September 24, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at September 24, 1995 and September 25, 1994, and the results of its operations and its cash flows for each of the three years in the period ended September 24, 1995 in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP


Seattle, Washington

August 2, 1996

T.C. PRODUCTS, INC.

BALANCE SHEETS,
SEPTEMBER 24, 1995 AND SEPTEMBER 25, 1994
-------------------------------------------------------------------------------


ASSETS                                                    1995           1994
CURRENT ASSETS:
   Cash                                               $   102,630    $   183,550
   Accounts receivable                                    622,987        586,833
   Inventories                                            569,471        561,985
   Prepaid expenses and other                              34,792         77,558
                                                      -----------    -----------

           Total current assets                         1,329,880      1,409,926

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                   900,000
   Building                                             2,450,283        529,463
   Machinery and equipment                              2,152,204      1,480,237
   Construction in progress                               183,815        200,284
                                                      -----------    -----------

                                                        5,686,302      2,209,984

   Accumulated depreciation                            (1,252,115)      (916,822)
                                                      -----------    -----------

           Total property, plant and equipment          4,434,187      1,293,162
                                                      -----------    -----------

TOTAL                                                 $ 5,764,067    $ 2,703,088
                                                      ===========    ===========



See notes to financial statements.

-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDER'S EQUITY                              1995         1994

CURRENT LIABILITIES:
   Accounts payable                                            $  374,970   $  417,087
   Accrued liabilities                                            261,240      335,960
   Federal income taxes payable to Parent Company                 298,334
   Current portion of long-term debt                              150,000      150,000
                                                               ----------   ----------

           Total current liabilities                            1,084,544      903,047

OTHER LIABILITY                                                    74,227

LONG-TERM DEBT                                                  2,795,489      531,001

NOTE PAYABLE TO PARENT COMPANY                                    208,696      550,932

STOCKHOLDER'S EQUITY:
   Common stock, $1 par value - Authorized 1,000,000 shares;
    issued and outstanding 300,000 shares                         437,357      437,357
   Retained earnings                                            1,163,754      280,751
                                                               ----------   ----------

           Total stockholder's equity                           1,601,111      718,108
                                                               ----------   ----------

TOTAL                                                          $5,764,067   $2,703,088
                                                               ==========   ==========




See notes to financial statements.

T.C. PRODUCTS, INC.

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
FOR THE YEARS ENDED SEPTEMBER 24, 1995,
SEPTEMBER 25, 1994 AND SEPTEMBER 26, 1993
-------------------------------------------------------------------------------

                                              1995            1994          1993

NET SALES                                  $ 8,423,600    $ 6,202,510    $ 4,202,165

COST OF GOODS SOLD                           5,395,389      3,896,461      2,766,822
                                           -----------    -----------    -----------

        Gross profit                         3,028,211      2,306,049      1,435,343

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                  1,546,427      2,015,196      1,165,379
                                           -----------    -----------    -----------

INCOME FROM OPERATIONS                       1,481,784        290,853        269,964

OTHER INCOME (EXPENSE):
   Interest expense                           (200,696)       (92,930)      (121,326)
   Interest income                              68,798          3,458          1,780
   Other                                          (753)        (1,359)         2,127
                                           -----------    -----------    -----------

        Total other expense, net               132,651         90,831        117,419
                                           -----------    -----------    -----------

INCOME BEFORE PROVISION FOR FEDERAL
   INCOME TAXES                              1,349,133        200,022        152,545

PROVISION FOR FEDERAL INCOME TAXES             466,130         68,401         52,045
                                           -----------    -----------    -----------

NET INCOME                                     883,003        131,621        100,500

RETAINED EARNINGS:
   Beginning of year                           280,751        149,130         48,630
                                           -----------    -----------    -----------

   End of year                             $ 1,163,754    $   280,751    $   149,130
                                           ===========    ===========    ===========



See notes to financial statements.

T.C. PRODUCTS, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 24, 1995,
SEPTEMBER 25, 1994 AND SEPTEMBER 26, 1993
-------------------------------------------------------------------------------


                                                                       1995            1994           1993

OPERATING ACTIVITIES:
   Net income                                                      $   883,003    $   131,621    $   100,500
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                     456,199        484,178        320,500
      Cash provided (used) by changes in operating
       assets and liabilities:
       Accounts receivable                                             (36,154)      (132,260)      (114,852)
       Inventory                                                        (7,486)      (144,329)       (76,817)
       Prepaid expenses and other                                       42,766        (35,073)        (3,149)
       Accounts payable                                                (42,117)        57,769        (34,953)
       Accrued expenses                                                297,841        224,786         27,337
                                                                   -----------    -----------    -----------

          Net cash provided by operating activities                  1,594,052        586,692        218,566

INVESTING ACTIVITIES - Purchase of property,
   plant and equipment                                              (3,597,224)      (302,327)      (415,025)

FINANCING ACTIVITIES:
   Repayments of notes payable to Parent Company, net                 (342,236)       (48,004)      (595,567)
   Repayments of notes payable                                        (135,512)       (68,999)
   Proceeds from notes payable                                       2,400,000                       750,000
                                                                   -----------    -----------    -----------

       Net cash provided (used) by financing activities              1,922,252       (117,003)       154,433
                                                                   -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                        (80,920)       167,362        (42,026)

CASH:
   Beginning of year                                                   183,550         16,188         58,214
                                                                   -----------    -----------    -----------

   End of year                                                     $   102,630    $   183,550    $    16,188
                                                                   ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION -
   Cash paid during the year for interest                          $   204,880    $   181,508    $     5,814

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTMENT ACTIVITIES - Contribution of
   property, plant and equipment by Parent Company                                                   137,357



See notes to financial statements.

T.C. PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS SEPTEMBER 24, 1995,
SEPTEMBER 25, 1994 AND SEPTEMBER 26, 1993
-------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      T.C. Products, Inc. (the "Company") is a wholly-owned subsidiary of Western States Chemical Supply Corp. ("Parent Company"). The Company manufactures household chemicals, primarily bleach, fabric softener, and ammonia for a number of different distributors under private brand labels.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Fiscal Year - The Company operates within a conventional 52/53 week accounting fiscal year. The Company's fiscal year ends on the Sunday closest to September 30th.

      Cash and Cash Equivalents - Cash and cash equivalents generally consist of cash and certificates of deposit. For the purpose of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity at the time of purchase of three months or less to be cash equivalents.

      Inventories - Inventories consist primarily of raw materials, work in process and finished goods and are stated at the lower of cost (using the first-in, first-out method) or market.

      Concentration of Customers - The Company currently sells a majority of its products to one commercial and three retail distribution customers. Aggregate sales to these four customers represent 51%, 48% and 63% of net sales for the years ended September 24, 1995, September 25, 1994 and September 26, 1993, respectively.

      Property, Plant and Equipment - Property, plant and equipment are carried at cost, less accumulated depreciation. Depreciation is based on straight-line and accelerated methods over estimated useful lives, which are as follows:

                        Buildings                             39 years
                        Machinery and equipment             3-15 years
                        Furniture and fixtures               5-7 years

      Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are expensed as incurred.

      The Company periodically reviews property, plant and equipment for impairment to determine whether events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No such events or circumstances have occurred during the three year period ended September 24, 1995.

      Income Taxes - The provision for income taxes is computed on the pretax income of the consolidated group at the Parent Company level. This amount is then allocated to the Company based on its proportionate share of income. Current income taxes payable are either paid currently or added to the note payable to the Parent Company, depending on available cash flow. There are no significant temporary differences between amounts reported for tax and financial reporting purposes.

2.    INVENTORIES

      Inventories consisted of the following:



                                                   SEPTEMBER 24,      SEPTEMBER 25,
                                                      1995                1994
             Raw materials                          $307,617            $349,880
             Work in process                          15,355               7,619
             Finished goods                          246,499             204,486
                                                    --------            --------

                                                    $569,471            $561,985
                                                    ========            ========






3.    LONG-TERM DEBT AND NOTE PAYABLE TO PARENT COMPANY

      Long-term debt consisted of the following:

                                                                                    SEPTEMBER 24,    SEPTEMBER 25,
                                                                                        1995            1994
          Tax-exempt bond financed through the Economic
             Development Corporation of Pierce County,
             Washington, principal payments due in annual
             installments from $75,000 to $185,000, beginning
             October 1, 1996 through October 1, 2014, bonds
             have a variable stated interest rate based on
             current market rates for comparable securities
             (4.5% at September 24, 1995), interest is paid monthly                  $ 2,400,000

          Note payable to U.S. Bank, payable in monthly
             installments of $16,000 including interest at 1%
             above the bank's prime rate (8.75% at September 24,
             1995), final payment due January 1999,
             collateralized by equipment                                                 532,892    $   664,920

                       Other                                                              12,597         16,081
                                                                                     -----------    -----------

                                                                                       2,945,489        681,001

                       Less current portion                                             (150,000)      (150,000)
                                                                                     -----------    -----------

                                                                                     $ 2,795,489    $   531,001
                                                                                     ===========    ===========

      The Company has a note payable to the Parent Company. The note bears interest at 10% and is subordinate to all other debt. Payments of principal and interest are based on available cash flow and the note is due December 1, 1998.

      The tax-exempt bond is secured by a $2,400,000 letter of credit with U.S. Bank, with an annual fee of 1.125% of the outstanding principal of the bond. The agreements with U.S. Bank are collateralized by a deed of trust on a warehouse facility and equipment and have financial covenants including cash flow, current ratio, debt to net worth, subordinated debt, and capital expenditures.

      The carrying value of substantially all long-term debt instruments approximates fair value because of the variable interest rates.

      Maturities of long-term debt including the note payable to the Parent Company are as follows:


                                     1996                    $   150,000
                                     1997                        278,000
                                     1998                        313,000
                                     1999                        465,000
                                     2000                        188,000
                                  Thereafter                   1,760,185
                                                             -----------

                                                             $ 3,154,185
                                                             ===========




4.    RELATED PARTY TRANSACTIONS

      Transactions with the Parent Company for the last three fiscal years are as follows:

                                                  1995         1994         1993
           Purchases of raw materials         $1,737,481   $1,119,861   $  669,136

           Interest expense on note payable       22,750       26,934      115,512

           Management consulting fees                         482,531




      In July 1995, the Company purchased land and production facilities for $2,450,000 from a company related through common ownership. Prior to this purchase, these facilities were leased by the Company. Total lease payments for the three fiscal years ended 1995, 1994 and 1993 were $115,682, $207,367 and $195,998, respectively.

5.    PENSION PLANS

      The Company provides a defined contribution pension plan for all salaried employees meeting certain age and years-of-service requirements. The plan is funded by the Company with discretionary contributions up to 15% of the employee's annual salary. Total expense was $52,600, $48,800 and $34,800 for fiscal years 1995, 1994 and 1993, respectively.

      Under a collective bargaining agreement, the Company is required to contribute to a multi-employer pension trust for eligible employees. Total expense was $49,448, $52,129 and $25,573 for fiscal years 1995, 1994 and 1993, respectively.

6.    SUBSEQUENT EVENT

      During 1996, the name of the Parent Company was changed from Western States Chemical Supply Corporation ("WSCSC") to T.C. Holdings, Inc. In addition to the name change, all of the assets, liabilities and operations of WSCSC, except for the stock of the Company, all cash, and the receivables due from the Company, were purchased by a company affiliated through common ownership. Effective June 30, 1996, All Pure Chemical Co. purchased all of the outstanding stock of T.C. Holdings, Inc., which included the stock of the Company, all cash, and the receivables due from the Company.

                                     ******

T.C. PRODUCTS, INC.

BALANCE SHEETS,
JUNE 30, 1996 AND SEPTEMBER 24, 1995
-------------------------------------------------------------------------------


                                                        JUNE 30,      SEPTEMBER 24,
ASSETS                                                    1996            1995
                                                      (Unaudited)
CURRENT ASSETS:
   Cash                                               $   222,194    $   102,630
   Accounts receivable                                    826,311        622,987
   Inventories                                            519,123        569,471
   Prepaid expenses and other                               4,364         34,792
                                                      -----------    -----------

           Total current assets                         1,571,992      1,329,880

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                   900,000        900,000
   Building                                             2,450,283      2,450,283
   Machinery and equipment                              2,152,204      2,152,204
   Construction in progress                               431,912        183,815
                                                      -----------    -----------

                                                        5,934,399      5,686,302

   Accumulated depreciation                            (1,543,581)    (1,252,115)
                                                      -----------    -----------

           Total property, plant and equipment          4,390,818      4,434,187
                                                      -----------    -----------

TOTAL                                                 $ 5,962,810    $ 5,764,067
                                                      ===========    ===========



See notes to unaudited financial statements.

-------------------------------------------------------------------------------


                                                                 June 30,   September 24,
LIABILITIES AND STOCKHOLDER'S EQUITY                               1996         1995
                                                               (Unaudited)
CURRENT LIABILITIES:
   Accounts payable                                            $  313,819   $  374,970
   Accrued liabilities                                            322,192      261,240
   Federal income taxes payable to Parent Company                 356,700      298,334
   Current portion of long-term debt                              128,211      150,000
                                                               ----------   ----------

           Total current liabilities                            1,120,922    1,084,544

OTHER LIABILITY                                                    74,227       74,227

LONG-TERM DEBT                                                  2,198,643    2,795,489

NOTE PAYABLE TO PARENT COMPANY                                                 208,696

STOCKHOLDER'S EQUITY:
   Common stock, $1 par value - Authorized 1,000,000 shares;
      issued and outstanding 300,000 shares                       437,357      437,357
   Retained earnings                                            2,131,661    1,163,754
                                                               ----------   ----------

           Total stockholder's equity                           2,569,018    1,601,111
                                                               ----------   ----------

TOTAL                                                          $5,962,810   $5,764,067
                                                               ==========   ==========






See notes to unaudited financial statements.

T.C. PRODUCTS, INC.

STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995 (UNAUDITED)
-------------------------------------------------------------------------------


                                                      1996           1995
NET SALES                                          $ 6,350,733    $ 5,968,182

COST OF GOODS SOLD                                   3,919,584      3,900,105
                                                   -----------    -----------

        Gross profit                                 2,431,149      2,068,077

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         1,016,240        935,000
                                                   -----------    -----------

INCOME FROM OPERATIONS                               1,414,909      1,133,077

OTHER INCOME (EXPENSE):
   Interest expense                                   (103,973)      (136,221)
   Interest income                                       2,390         67,905
   Other                                                11,281           (925)
                                                   -----------    -----------

        Total other expense, net                        90,302         69,241
                                                   -----------    -----------

INCOME BEFORE PROVISION FOR FEDERAL INCOME TAXES     1,324,607      1,063,836

PROVISION FOR FEDERAL INCOME TAXES                     356,700        367,559
                                                   -----------    -----------

NET INCOME                                         $   967,907    $   696,277
                                                   ===========    ===========



See notes to unaudited financial statements.

T.C. PRODUCTS, INC.

STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995 (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                1996             1995
OPERATING ACTIVITIES:
   Net income                                                                $   967,907    $   696,277
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                               291,466        260,163
      Cash provided (used) by changes in operating assets and liabilities:
         Accounts receivable                                                    (203,324)      (165,818)
         Inventory                                                                50,348       (101,495)
         Prepaid expenses and other                                               30,428         47,959
         Accounts payable                                                        (61,151)       (73,745)
         Accrued expenses                                                         60,952       (154,551)
         Federal income taxes payable to Parent Company                           58,366        367,559
                                                                             -----------    -----------

                Net cash provided by operating activities                      1,194,992        876,349

INVESTING ACTIVITIES - Purchase of property, plant and equipment                (248,097)    (3,324,757)

FINANCING ACTIVITIES:
   Repayments of notes payable to Parent Company, net                           (208,696)        (2,976)
   Repayments of notes payable                                                  (618,635)       (50,957)
   Proceeds from notes payable                                                                2,400,000
                                                                             -----------    -----------

                Net cash provided (used) by financing activities                (827,331)     2,346,067
                                                                             -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                  119,564       (102,341)

CASH:
   Beginning of period                                                           102,630        183,550
                                                                             -----------    -----------

   End of period                                                             $   222,194    $    81,209
                                                                             ===========    ===========



See notes to unaudited financial statements.

T.C. PRODUCTS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    GENERAL

      The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements," and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with accounting principles and practices reflected in the Company's audited financial statements for the year ended September 24, 1995 included elsewhere herein, and in the opinion of Pioneer Companies, Inc. ("Pioneer"), include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 1996, and the results of its operations and its cash flows for the nine months ended June 30, 1996 and 1995. Operating results for the nine months ended June 30, 1996 are not necessarily indicative of the results that could be expected for a full year.

2.    SUBSEQUENT EVENT

      Effective June 30, 1996, the Company was acquired by All Pure Chemical Co., an indirect wholly-owned subsidiary of Pioneer, through the acquisition of its parent, T.C. Holdings, Inc., for a total purchase price of $10.0 million consisting of cash of $5.5 million and the issuance of subordinated notes with an aggregate principal amount of $4.5 million.

The following pro forma information is based on certain assumptions as of October 11, 1996, and does not reflect financial or other information subsequent to such date with respect to the acquisition of T.C. Holdings, Inc. ("TC Holdings") by All Pure Chemical Co., an indirect wholly-owned subsidiary of Pioneer Companies, Inc. ("Pioneer" or the "Company"). T.C. Products, Inc. ("TC Products") is the sole operating asset of TC Holdings. TC Holdings had no operations other than those relating to TC Products and audited financial statements do not exist.

                  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The pro forma financial statements are based on the historical financial information of Pioneer and TC Products, a wholly-owned subsidiary of TC Holdings, giving effect, under the purchase method of accounting, to certain adjustments. The pro forma financial statements are derived from Pioneer's and TC Products' historical financial data for the indicated periods, which, in the case of the statement of operations of TC Products, differs from those periods used for presentation of TC Products' financial statements included herein. In the case of TC Products, the statement of operations for the year ended December 31, 1995 was derived by combining the last nine months of its fiscal year ended September 24, 1995 with the first three months of the nine months ended June 30, 1996. The pro forma balance sheet was prepared as if the acquisition occurred on June 30, 1996. The pro forma statements of operations were prepared as if the acquisition occurred as of January 1, 1995 and do not include the effect of any modifications in operations that might have occurred had Pioneer owned and operated the businesses during the periods presented except as described in the Notes to the Pro Forma Financial Statements.

The pro forma financial statements should be read in conjunction with the Notes to Pro Forma Financial Statements and with the Consolidated Financial Statements of Pioneer and the related notes thereto as previously filed and the Financial Statements of TC Products and the related notes thereto, contained elsewhere herein. The pro forma financial information has been prepared based on assumptions deemed appropriate by management of Pioneer. This information is prepared for informational purposes only and is not necessarily indicative of the actual results or financial condition that would have been achieved had the acquisition occurred at these dates or of future results. Actual results of TC Products' operations will be included with Pioneer's results after June 30, 1996.

T.C. PRODUCTS, INC.

PRO FORMA BALANCE SHEET,
JUNE 30, 1996 (UNAUDITED) (IN THOUSANDS)
-------------------------------------------------------------------------------


                                                    HISTORICAL                              PRO FORMA
                                            ----------------------------         ----------------------------------
ASSETS                                         PIONEER      TC PRODUCTS          ADJUSTMENTS              COMBINED
CURRENT ASSETS:
   Cash                                     $     8,803      $     223           $   (5,459)     (1)     $    3,567
   Accounts receivable, net                      32,985            826                                       33,811
   Inventory                                     14,193            519                                       14,712
   Prepaid expenses and other                     2,828              4                                        2,832
                                            -----------      ---------           ----------              ----------
           Total current assets                  58,809          1,572               (5,459)                 54,922

PROPERTY, PLANT AND
   EQUIPMENT, NET                                97,943          4,391                                      102,334

OTHER, NET                                       13,457                                 630      (2)         14,087

EXCESS COST OVER FAIR
   VALUE OF NET ASSETS
   ACQUIRED, NET                                110,810                               7,033      (1)        117,843




                                            -----------      ---------           ----------              ----------
TOTAL                                       $   281,019      $   5,963           $    2,204              $  289,186
                                            ===========      =========           ==========              ==========

See notes to pro forma financial statements.

-------------------------------------------------------------------------------


LIABILITIES AND                                    HISTORICAL                               PRO FORMA
   STOCKHOLDER'S EQUITY                    ---------------------------         ----------------------------------
                                            PIONEER        TC PRODUCTS         ADJUSTMENTS              COMBINED

CURRENT LIABILITIES:
   Accounts payable                        $    18,078      $      314                                $    18,392
   Accrued liabilities                          24,856             679         $      630      (2)
                                                                                     (357)     (1)         25,808
   Returnable deposits                           3,573                                                      3,573
   Current portion of long-term debt                               128                                        128
                                           -----------      ----------         ----------             -----------
           Total current liabilities            46,507           1,121                273                  47,901

13 3/8% FIRST MORTGAGE
   NOTES DUE 2005                              135,000                                                    135,000

SELLER NOTES                                    11,463                                                     11,463

LONG-TERM DEBT                                   8,017           2,199              4,500      (1)         14,716

RETURNABLE DEPOSITS                              3,278                                                      3,278

ACCRUED PENSION AND
   OTHER EMPLOYEE
   BENEFITS                                     13,738                                                     13,738

OTHER LONG-TERM
   LIABILITIES                                  13,426              74                                     13,500

STOCKHOLDER'S EQUITY                            49,590           2,569             (2,569)     (1)         49,590
                                           -----------      ----------         ----------             -----------
TOTAL                                      $   281,019      $    5,963         $    2,204             $   289,186
                                           ===========      ==========         ==========             ===========

See notes to pro forma financial statements.

T.C. PRODUCTS, INC.

PRO FORMA STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1996 (UNAUDITED)
--------------------------------------------------------------------------------

                                                      HISTORICAL                                  PRO FORMA
                                            -------------------------------          ----------------------------------
                                               PIONEER          TC PRODUCTS          ADJUSTMENTS               COMBINED
NET SALES                                      $  103,113        $   4,255                                    $ 107,368

COSTS AND EXPENSES:
   Cost of sales                                   73,744            2,550                                       76,294
   Selling, general and
     administrative expense                        14,846              700           $     141       (3)
                                                                                            59       (4)         15,746
   Interest expense, net                            9,217               63                 208       (5)          9,488
                                               ----------        ---------           ---------                ---------
                Total costs and expenses           97,807            3,313                 408                  101,528

OTHER INCOME, NET                                      93               11                                          104
                                               ----------        ---------           ---------                ---------
                Income before taxes                 5,399              953                (408)                   5,944

INCOME TAX PROVISION                                3,152              357                (116)      (6)          3,393
                                               ----------        ---------           ---------                ---------
NET INCOME                                     $    2,247        $     596           $    (292)               $   2,551
                                               ==========        =========           =========                =========
NET INCOME PER SHARE                           $     0.26                                                     $    0.30
                                               ==========                                                     =========
WEIGHTED AVERAGE NUMBER
   OF SHARES OF COMMON
   STOCK OUTSTANDING                                8,552                                                         8,552
                                               ==========                                                     =========


See notes to pro forma financial statements.

T.C. PRODUCTS, INC.

PRO FORMA STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1995 (UNAUDITED)
--------------------------------------------------------------------------------


                                                        HISTORICAL                            PRO FORMA
                                             ----------------------------         -----------------------------
                                              PIONEER       TC PRODUCTS          ADJUSTMENTS          COMBINED
NET SALES                                    $  142,908     $     8,605                              $  151,513

COSTS AND EXPENSES:
   Cost of sales                                 96,504           5,536                                 102,040
   Cost of sales - acquisition
      related inventory step-up                   1,671                                                   1,671
   Selling, general and
     administrative expense                      20,765           1,542           $    281  (3)
                                                                                       117  (4)          22,705
   Interest expense, net                         13,540             173                416  (5)          14,129
                                             ----------     -----------           --------           ----------
            Total costs and expenses            132,480           7,251                814              140,545

OTHER INCOME (EXPENSE), NET                         637              (1)                                    636
                                             ----------     -----------           --------           ----------

            Income before taxes                  11,065           1,353               (814)              11,604

INCOME TAX PROVISION                              5,579             466               (179)    (6)        5,866
                                             ----------     -----------           --------           ----------

NET INCOME                                   $    5,486     $       887           $   (635)          $    5,738
                                             ==========     ===========           ========           ==========

NET INCOME PER SHARE                         $     0.75                                              $     0.78
                                             ==========                                              ==========

WEIGHTED AVERAGE NUMBER
   OF SHARES OF COMMON
   STOCK OUTSTANDING                              7,337                                                   7,337
                                             ==========                                              ==========


See notes to pro forma financial statements.

              NOTES TO PRO FORMA FINANCIAL STATEMENTS (UNAUDITED)

(1) The pro forma financial statements reflect the purchase of 100% of the outstanding shares of TC Holdings common stock in exchange for total consideration of $10.0 million ($33.20 per share), consisting of cash of $5.5 million and the issuance of subordinated notes with an aggregate principal amount of $4.5 million. Included in the cash paid was payment of a liability of TC Holdings totaling $356,700 owed to the previous owners.

      In accordance with purchase accounting, the assets and liabilities of TC Products will be recorded on Pioneer's books at estimated fair market value with the remaining purchase price reflected as goodwill. For purposes of these Pro Forma Financial Statements, the allocation of the purchase price has been made based upon valuations and other studies which have not been finalized. Accordingly, the allocation of the purchase price is preliminary. The following adjustments reflect management's estimates of the necessary adjustments to TC Products' historical Balance Sheet to reflect fair market value:

         Pioneer consideration paid:
            Cash                                           $   5,458,835
            Subordinated notes issued                          4,500,000
                                                           -------------
                                                               9,958,835
         Less:
            TC Products stockholder's equity                   2,569,018
            Liability of TC Holdings                             356,700
                                                           -------------
                                                               2,925,718
                                                           -------------
                          Net adjustment                   $   7,033,117
                                                           =============
         Allocation of adjustment - Goodwill               $   7,033,117
                                                           =============


(2) Reflects the recording of $400,000 relating to transaction costs which are estimated and are expected to be incurred by Pioneer within the 12-month period following the TC Products acquisition and $230,000 relating to noncompete agreements entered into with management of TC Products following the acquisition. These items have been reflected in the pro forma statement of financial position as an addition to accrued liabilities and as an addition to other assets.

(3)   Reflects amortization of increase to goodwill over a 25-year period.

(4) Reflects amortization of capitalized transaction costs over an eight year period and noncompete agreements over periods ranging from three to four years.

(5) Reflects interest expense on the $4.5 million notes payable issued in connection with the acquisition at an average assumed interest rate of 9.25%.

(6) Adjustment to reflect 35% effective tax rate for TC Products and the tax effect of the pro forma adjustments, with the exception of goodwill amortization.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        PIONEER COMPANIES, INC.



October 11, 1996
                                        By: /s/ PHILIP A. ABLOVE
                                           --------------------------
                                               Philip A. Ablove
                                               Vice President and
                                               Chief Financial Officer