Form 10-Q
period 1996-09-30
PIONEER COMPANIES INC
filed 1996-11-13
CIK 830141

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ______ TO ______

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

     On November 8, 1996, there were outstanding 7,905,813 shares of the Company's Class A Common Stock and 655,199 shares of Class B Common Stock.

                               TABLE OF CONTENTS

                         PART I--FINANCIAL INFORMATION

                                                                                         Page
Item 1. Consolidated Financial Statements

  [ ]   Consolidated Balance Sheets--September 30, 1996 and December 31, 1995              3

  [ ]   Consolidated Statements of Operations--Three Months Ended September
        30, 1996 and 1995 and Nine Months Ended September 30, 1996 and 1995                5

  [ ]   Consolidated Statements of Cash Flows-- Nine Months Ended September
        30, 1996 and 1995                                                                  6

  [ ]   Notes to Consolidated Financial Statements                                         9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations                                                                        12


                         PART II-- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                  16

                        PART I --FINANCIAL INFORMATION

                            PIONEER COMPANIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)




                                                           SEPTEMBER 30,  DECEMBER 31,
                                                                1996          1995
                                                           -------------- -------------
Assets
Current assets:
     Cash and cash equivalents                               $  15,234    $  11,276
     Accounts receivable, less allowance for doubtful
        accounts of $1,528 at September 30, 1996 and
        $1,424 at December 31, 1995                             27,262       29,238
     Inventories                                                14,820       13,004
     Prepaid expenses                                            4,199        3,781
                                                             ---------    ---------
Total current assets                                            61,515       57,299
Property, plant and equipment:
     Land                                                        5,043        1,711
     Buildings and improvements                                 21,208       13,997
     Machinery and equipment                                    76,802       67,587
     Cylinders and tanks                                         4,541        4,503
     Construction in progress                                   11,257        9,394
                                                             ---------    ---------
                                                               118,851       97,192
     Less accumulated depreciation                             (15,894)      (7,795)
                                                             ---------    ---------
                                                               102,957       89,397
Other assets, net of accumulated amortization of $2,308 at
     September 30, 1996 and $1,168 at December 31, 1995         13,785       11,664
Excess cost over fair value of net assets acquired, net of
     accumulated amortization of $6,759 at September 30,
     1996 and $3,311 at December 31, 1995                      115,856      108,940
                                                             ---------    ---------
Total assets                                                 $ 294,113    $ 267,300
                                                             =========    =========









               See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                   CONSOLIDATED BALANCE SHEETS--(CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                          SEPTEMBER 30,  DECEMBER 31,
                                                                              1996          1995
                                                                          -----------    ------------

Liabilities and stockholders' equity
  Current liabilities:
     Accounts payable                                                       $ 18,089      $ 18,793
     Accrued liabilities                                                      29,290        24,108
     Returnable deposits                                                       3,488         3,437
     Current portion of long-term debt                                           128          --
                                                                            --------      --------
Total current liabilities                                                     50,995        46,338
13 3/8% Mortgage Notes due 2005                                              135,000       135,000
Seller notes                                                                  11,463        11,463
Notes payable                                                                 14,683          --
Returnable deposits                                                            3,275         3,281
Accrued pension and other employee benefits                                   13,857        13,573
Other long-term liabilities                                                   13,379        13,170

Commitments and contingencies                                                   --            --

Stockholders' equity:
     Preferred stock: $.01 par value, authorized 10,000,000
        shares, none issued                                                     --            --
     Common stock:
        Class A, $.01 par value, authorized 46,000,000 shares,
          issued and outstanding 7,905,813 at September 30,
          1996 and 7,883,593 at December 31, 1995                                 79            79
        Class B, $.01 par value, authorized 4,000,000 shares,
          issued and outstanding 655,199 at September 30,
          1996 and December 31, 1995, convertible share-for-
          share into Class A shares                                                7             7
     Additional paid-in capital                                               44,009        40,056
     Retained earnings                                                         7,366         4,333
                                                                            --------      --------
Total stockholders' equity                                                    51,461        44,475
                                                                            --------      --------
Total liabilities and stockholders' equity                                  $294,113      $267,300
                                                                            ========      ========





                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                    PREDECESSOR
                                                                                      COMPANY
                                                                                      PERIOD
                                                                                       FROM
                                          THREE MONTHS ENDED    NINE MONTHS ENDED    JANUARY 1
                                             SEPTEMBER 30,        SEPTEMBER 30,      THROUGH
                                          ------------------   ------------------    APRIL 20,
                                            1996      1995       1996      1995        1995
                                           -------   -------   --------   -------    --------
Revenues                                   $55,969   $59,248   $159,082   $95,653    $ 57,848
Costs and expenses:
     Cost of sales                          41,341    39,972    115,085    64,873      37,400
     Cost of sales-acquisition related
        inventory step up                     --        --         --       1,671        --
     Selling, general and administrative     8,301     8,446     23,147    14,187       7,047
     Interest expense, net                   4,691     4,923     13,908     8,735       1,665
                                           -------   -------   --------   -------    --------
        Total costs and expenses            54,333    53,341    152,140    89,466      46,112
Other income, net                              398        45        491       394        (115)
                                           -------   -------   --------   -------    --------

Income before income taxes and
     extraordinary item                      2,034     5,952      7,433     6,581      11,621
Provision for income taxes                   1,248     2,509      4,400     3,137       4,809
                                           -------   -------   --------   -------    --------
Income before extraordinary item               786     3,443      3,033     3,444       6,812
Extraordinary expense (net of income
     tax benefit of $2,140)                   --        --         --        --        (3,420)
                                           -------   -------   --------   -------    --------
Net income                                 $   786   $ 3,443   $  3,033   $ 3,444    $  3,392
                                           =======   =======   ========   =======    ========

Net income per share                       $   .09   $   .40   $    .35   $   .50
                                           =======   =======   ========   =======

Weighted average number of shares of
     common stock outstanding                8,561     8,539      8,555     6,928
                                           =======   =======   ========   =======










                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                                PREDECESSOR
                                                                                                  COMPANY
                                                                                                  PERIOD
                                                                                                   FROM
                                                                           NINE MONTHS ENDED     JANUARY 1
                                                                              SEPTEMBER 30,       THROUGH
                                                                         ---------------------   APRIL 20,
                                                                           1996         1995        1995
                                                                         --------    ---------    -------
Operating activities:
   Net income                                                            $  3,033    $   3,444    $ 3,392
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                      14,266        8,090      4,490
        Write-off of previous finance costs                                  --            255      1,282
        Gain on disposal of property, plant and equipment                    --           --           13
        Equity in earnings of Basic Investments, Inc. and Victory
          Valley Land Company, L.P.                                          --           --         (204)
        Future tax effects                                                   --           --       (2,086)
        Utilization of net operating loss carryforward ("NOL")              3,805        1,838       --
        Changes in operating assets and liabilities (net of
          purchases of Kemira Water Treatment, Inc. and T.C. Products,
          Inc.):
             Accounts receivable                                            3,939       (3,839)    (3,570)
             Inventories                                                      122        1,254       (638)
             Prepaid expenses                                                (369)        (865)       722
             Other assets                                                  (2,518)      (2,598)    (1,342)
             Accounts payable                                              (3,185)      (3,395)     4,899
             Accrued liabilities                                            4,230       13,072     (3,784)
             Returnable deposits                                               45           97       (259)
             Other long-term liabilities                                      419          590       (304)
                                                                         --------    ---------    -------
Net cash provided by operating activities                                  23,787       17,943      2,611
                                                                         --------    ---------    -------
Investing activities:
     Purchase of T.C. Products, Inc.                                       (5,459)        --         --
     Purchase of Kemira Water Treatment, Inc.                              (1,572)        --         --
     Purchase of Predecessor Company                                         --       (152,318)      --
     Purchases of property, plant and equipment                           (13,205)      (7,221)    (3,447)
     Proceeds from the sale of property, plant and equipment                 --           --           58
                                                                         --------    ---------    -------
Net cash used in investing activities                                     (20,236)    (159,539)    (3,389)
                                                                         --------    ---------    -------




               See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                                (IN THOUSANDS)

                                                                                                        PREDECESSOR
                                                                                                          COMPANY
                                                                                                          PERIOD
                                                                                                           FROM
                                                                                  NINE MONTHS ENDED      JANUARY 1
                                                                                     SEPTEMBER 30,        THROUGH
                                                                                 ---------------------   APRIL 20,
                                                                                  1996         1995         1995
                                                                                 --------    ---------    ---------
Financing activities:
     Payments on revolving credit facility                                           --        (27,500)        --
     Proceeds from borrowings on revolving credit facility                           --         18,500         --
     Payments on long-term debt                                                       (33)        --       (103,971)
     Proceeds from borrowings on long-term debt                                      --           --        106,000
     Proceeds from borrowings on 13 3/8% First Mortgage Notes
        due 2005                                                                     --        135,000         --
     Proceeds from issuance of common stock                                           148       21,037         --
     Dividends paid on preferred stock and purchase stock put
        warrant                                                                      --           --         (2,341)
                                                                                 --------    ---------    ---------
Net cash provided by (used in) financing activities                                   115      147,037         (312)
                                                                                 --------    ---------    ---------
Net increase (decrease) in cash                                                     3,666        5,441       (1,090)
Cash acquired in purchase                                                             292        2,220         --
Cash at beginning of period                                                        11,276          880        3,310
                                                                                 --------    ---------    ---------
Cash at end of period                                                            $ 15,234    $   8,541    $   2,220
                                                                                 ========    =========    =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                                                 $  9,956    $      32    $   3,067
        Income taxes                                                                3,664        1,051        1,852
















                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                                (IN THOUSANDS)

                                                                                                         PREDECESSOR
                                                                                                           COMPANY
                                                                                                           PERIOD
                                                                                                            FROM
                                                                                  NINE MONTHS ENDED       JANUARY 1
                                                                                     SEPTEMBER 30,         THROUGH
                                                                                 ---------------------    APRIL 20,
                                                                                  1996         1995         1995
                                                                                 --------    ---------    ---------
Supplemental schedule of non-cash investing and financing activities:

     The allocation of the purchase price of the Acquisition is summarized as follows:
          Cash paid for Acquisition                                                         $ 152,318
          Seller notes issued                                                                  11,463
          NOL benefit recognized                                                               13,600
          Liabilities assumed                                                                  90,596
                                                                                            ---------
          Fair value of assets acquired                                                     $ 267,977
                                                                                            =========

     The allocation of the purchase price of Kemira Water
        Treatment, Inc. is summarized as follows:
          Cash paid for purchase                                                 $  1,572
          Long-term note issued to seller                                           8,017
          Liabilities assumed                                                       2,167
                                                                                 --------
          Fair value of assets acquired                                          $ 11,756
                                                                                 ========

     The allocation of the purchase price of T.C. Products, Inc. is summarized as follows:
          Cash paid for purchase                                                 $  5,459
          Long-term notes issued to sellers                                         4,500
          Liabilities assumed                                                       3,994
                                                                                 --------
          Fair value of assets acquired                                          $ 13,953
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

     On April 20, 1995, the Company purchased Pioneer Americas, Inc. (the "Predecessor Company") which, through its subsidiaries, manufactures chlorine, caustic soda and related products used in a variety of applications including water treatment, plastics, detergents and agricultural chemicals. Prior to April 20, 1995 the Company had no other active operations. On April 20, 1995, pursuant to a Stock Purchase Agreement, dated as of March 24, 1995 (the "Acquisition Agreement"), by and among PCI, Pioneer Americas Acquisition Corp. ("PAAC"), and the holders of the outstanding common stock and other common equity interests (the "Sellers") of the Predecessor Company, PAAC acquired all of such stock and interests (the "Acquisition") for a purchase price of approximately $176.5 million. The Acquisition has been accounted for as a purchase transaction and, accordingly, the consolidated financial statements subsequent to April 20, 1995 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of April 20, 1995.

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

     Effective July 1, 1996, All-Pure Chemical Co. ("All-Pure"), an indirect wholly-owned subsidiary of PCI, acquired T.C. Products, Inc. ("T.C. Products") through the acquisition of its parent, T.C. Holdings, Inc., from its shareholders. Consideration for the acquisition consisted of net cash payments of $5,458,835 and All-Pure subordinated notes with an aggregate principal amount of $4,500,000 due July 31, 2001, subject to prepayment. The Company's existing cash balances were used to fund the cash portion of the purchase price. T.C. Products is the sole operating asset of T.C. Holdings, Inc. Following the acquisition T.C. Products continues to manufacture and package bleach and related products at its plant in Tacoma, Washington. The acquisition of T.C. Products has been accounted for as a purchase transaction and, accordingly, the consolidated financial statements subsequent to July 1, 1996 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of July 1, 1996, and include the results of T.C. Products subsequent to such date. Financial statements with respect to the acquisition were filed with the Securities and Exchange Commission on Form 10-Q/A on October 11, 1996. Pro forma financial data for the three- and nine-month periods ended September 30, 1996 is omitted as permitted by the rules and regulations of the Securities and Exchange Commission.

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

                            PIONEER COMPANIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


1.  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

     The consolidated balance sheet as of September 30, 1996, the statements of operations for the three- and nine-month periods ending September 30, 1996 and 1995 and the statements of cash flows for the nine months ended September 30, 1996 and 1995 are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first nine months of 1996 are not necessarily indicative of results to be expected for the year ending December 31, 1996.

     The consolidated balance sheet at December 31, 1995 is derived from the December 31, 1995 audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles, since certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1995.

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

                   PRO FORMA COMBINED SUMMARY FINANCIAL DATA
                       (IN THOUSANDS, EXCEPT PER SHARE)



                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------------
                                                                         1996             1995
                                                                       ---------        ---------
                                                                        ACTUAL          PRO FORMA
                                                                       ---------        ---------
Revenues                                                               $ 159,082        $ 153,501
Income before extraordinary item                                           3,033            7,528
Extraordinary  item,  early  extinguishment of debt
  (net of income  tax  benefit of $2,140)                                  --               3,420
Net income                                                                 3,033            4,108

Weighted average number of shares of common stock outstanding              8,555            8,534

PER SHARE DATA:
Income before extraordinary item                                       $     .35        $     .88
Extraordinary item                                                         --                (.40)
Net income                                                                   .35              .48


2.  INVENTORIES

Inventories consist of the following:

                                             SEPTEMBER 30,  DECEMBER 31,
                                                1996           1995
                                                ----           ----
                                                  (IN THOUSANDS)
Raw materials, supplies and parts              $12,150        $ 9,849
Finished goods and work-in-process               2,670          3,155
                                               -------        -------
                                               $14,820        $13,004
                                               =======        =======

                            PIONEER COMPANIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


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

     This item will discuss and analyze the financial condition of the Company at September 30, 1996 and the results of operations of the Company for the three months and nine months ended September 30, 1996 in comparison with the combined operations of the Company and the Predecessor Company for the comparable 1995 periods. The following table sets forth certain operating data of the Company and the Predecessor Company for the periods indicated. For comparative purposes the Company's results of operations for the nine months ended September 30, 1995 include the Predecessor Company's operating results from January 1, 1995 through April 20, 1995. The Predecessor Company's operating results for the period exclude $1.0 million of transaction costs related to the Acquisition. The Company believes that this provides a meaningful basis for comparison.








                                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                                               SEPTEMBER 30,         SEPTEMBER 30,
                                                             -----------------   -------------------
                                                              1996      1995       1996      1995(1)
                                                             -------   -------   --------   --------
                                                                         (IN THOUSANDS)
Revenues                                                     $55,969   $59,248   $159,082   $153,501
Cost of sales                                                 41,341    39,972    115,085    102,273
Cost of sales-acquisition related inventory step up             --        --         --        1,671
Selling, general and administrative expenses                   8,301     8,446     23,147     21,234
Interest expense, net                                          4,691     4,923     13,908     10,400
Other income, net                                                398        45        491      1,251
                                                             -------   -------   --------   --------
Income before income taxes and extraordinary item              2,034     5,952      7,433     19,174
Provision for income taxes                                     1,248     2,509      4,400      7,946
                                                             -------   -------   --------   --------
Net income before extraordinary item                             786     3,443      3,033     11,228
Extraordinary expense (net of income tax benefit of
  $2,140)                                                       --        --         --        3,420
                                                             -------   -------   --------   --------
Net income                                                   $   786   $ 3,443   $  3,033   $  7,808
                                                             =======   =======   ========   ========



(1) Includes Predecessor Company from January 1, 1995 through April 20, 1995

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     Revenues

     Revenues increased by $5.6 million or 4% to $159.1 million for the nine months ended September 30, 1996, principally as a result of revenues of acquired companies offsetting declines at the water treatment subsidiaries and higher chlor-alkali volumes offset by lower electrochemical unit ("ECU") prices. The average ECU price in the first nine months of 1996 decreased 4% from the first nine months of 1995 because a decrease in prices for caustic soda exceeded the increase in prices for chlorine.

     Cost of Sales

     Cost of sales increased by $11.1 million or 11% to $115.1 million for the nine months ended September 30, 1996 because of the inclusion of acquired companies. This increase is also attributable to higher volumes of ECUs sold and higher raw material prices, particularly electrolytic power which increased due to substantially higher natural gas prices, a major component of power costs at one plant. The combination of lower ECU prices and higher raw material costs were the principal factors that resulted in a reduction of the gross profit margin in the 1996 period to 27.7% from 32.3%.

     Selling, General and Administrative Expense

     Selling, general and administrative expense increased by $1.9 million or 9% to $23.1 million during the 1996 period primarily due to increased goodwill amortization resulting from the Acquisition, additional accrued compensation pursuant to the Company's incentive compensation program and selling, general and administrative expenses of acquired companies.

     Interest Expense, Net

     Interest expense during the first nine months of 1996 increased to $13.9 million from $10.4 million for the 1995 period due to indebtedness incurred as a result of the Acquisition and in connection with the acquisitions during the 1996 period.

     Other Income, Net

     Other income, net was $0.8 million lower in the first nine months of 1996 due to insurance proceeds recognized in the 1995 period.

     Income Before Income Taxes and Extraordinary Item

     As a result of the above, net income before income taxes and extraordinary item decreased $11.8 million to $7.4 million for the nine months ended September 30, 1996 from $19.2 million for the nine months ended September 30, 1995.

     Provision for Income Taxes

     Provision for income taxes was $4.4 million in 1996 as compared to $7.9 million in 1995 due to lower pre-tax income. Taxable income is higher than book income due to the non-deductibility of amortization of the excess cost over the fair value of the net assets acquired. A provision for income taxes is recorded on the income statement; however, federal income taxes payable are reduced due to the utilization of the net operating loss carryforward, resulting in additional paid-in capital.

     Extraordinary Expense

     An extraordinary expense of $3.4 million net of an income tax benefit of $2.1 million recorded during the first nine months of 1995 was due to costs incurred, and previously capitalized costs written off, pertaining to debt refinanced by the Predecessor Company in 1995 prior to the Acquisition.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     Revenues

     Revenues decreased by $3.3 million or 6% to $56.0 million for the three months ended September 30, 1996, despite the inclusion of revenues of businesses acquired after September 30, 1995. This decrease resulted from decreases at the water treatment subsidiaries and lower chlor-alkali volumes offset to some extent by higher ECU prices. The average ECU price for the three months ended September 30, 1996 increased 7% from the three months ended September 30, 1995 as the increase in chlorine prices more than offset the decrease in caustic soda prices.

     Cost of Sales

     Cost of sales increased by $1.4 million or 3% to $41.3 million for the three months ended September 30, 1996. This increase is attributable to the inclusion of costs of the acquired companies, higher volumes sold, and higher raw material prices, particularly electrolytic power which increased due to substantially higher natural gas prices.

     Selling, General and Administrative Expense

     Selling, general and administrative expense decreased slightly despite the inclusion of acquired companies principally because of a greater incentive plan accrual in the 1995 period.

     Interest Expense, Net

     Interest expense during the 1996 period decreased somewhat despite more outstanding debt from the acquisitions as there was a step down in interest rates on the 13 3/8% First Mortgage Notes that occurred after September 30, 1995.

     Income Before Income Taxes and Extraordinary Item

     As a result of the above, net income before income taxes and extraordinary item decreased $4.0 million to $2.0 million for the three months ended September 30, 1996 from $6.0 million for the three months ended September 30, 1995.

     Provision for Income Taxes

     Provision for income taxes was $1.2 million in 1996 as compared to $2.5 million in 1995 due to lower pre-tax income. Taxable income is higher than book income due to the non-deductibility of amortization of the excess cost over the fair value of the net assets acquired. A provision is recorded on the income statement; however, federal income taxes payable are reduced due to the utilization of the net operating loss carryforward resulting in additional paid-in capital.

LIQUIDITY AND CAPITAL RESOURCES

     The Company incurred substantial indebtedness in connection with the Acquisition, the transaction with Kemira and the acquisition of T.C. Products. As of September 30, 1996, the Company had outstanding indebtedness of approximately $161.1 million. The Company incurred $8.0 million of term debt concurrently with the acquisition of KWT, with principal payments due at various times beginning March 31, 2000 and with a final payment due December 31, 2002. The Company incurred an additional $4.5 million of term debt concurrently with the acquisition of T.C. Products, with principal payments due July 31, 2001, subject to prepayment.

     The Company has an available Credit Facility which provides a $30 million revolving line of credit, subject to borrowing base limitations that relate to the level of accounts receivable and inventory. As of September 30, 1996, the Company had $2.9 million of letters of credit outstanding and had, subject to certain restrictions (including borrowing base limitations), the ability to draw up to $18.1 million of additional secured indebtedness under the Credit Facility.

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

     The Company's belief that it will generate sufficient cash flow for its requirements is based, among other things, on the assumptions that: (i) the Company's cash flow will be positive as a result of the continuing operating profitability of its business; (ii) the Company will invest in working capital in accordance with prior practices; and (iii) the Company will not incur any material capital expenditures in excess of its business plan.

     Net Cash Provided by Operating Activities. During the first nine months of 1996, the Company generated $23.8 million in cash from operating activities from profitability, depreciation, the utilization of the NOL and a decrease in working capital (excluding the effects of the purchases of KWT and T.C. Products).

     Net Cash Used in Investing Activities. Cash used in investing activities for the first nine months of 1996 was $20.2 million, primarily due to the purchases of KWT and T.C. Products by the Company and capital expenditures related to property, plant and equipment.

     Net Cash Provided by (Used in) Financing Activities. There was $0.1 million in cash provided by financing activities in the first nine months of 1996 from the issuance of common stock. The Company obtained approximately $147.0 million in cash through borrowings and the issuance of common stock from the Acquisition offset by the payment of dividends on Preferred Stock during the first nine months of 1995.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits


                  27       Financial Data Schedule.

         (b)  Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.


                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                    PIONEER COMPANIES, INC.




November 13, 1996                                   By: /s/ Philip J. Ablove
                                                        --------------------
                                                        Philip J. Ablove
                                                        Vice President and
                                                        Chief Financial Officer

                              INDEX TO EXHIBITS



EX-27     Financial Data Schedule