Form 10-K405
period 1996-12-31
PIONEER COMPANIES INC
filed 1997-03-31
CIK 830141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                    FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1994 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1996

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


                          ---------------------------


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                      Class A Common Stock, $.01 par value
                                 (Title of class)

       On March 26, 1997, there were outstanding 8,623,220 shares of the Company's Class A Common Stock, $.01 par value. The aggregate market value of the Company's voting stock held by non-affiliates of the Company is $13,919,331, based on the closing price for the Class A Common Stock in consolidated trading on March 26, 1997.

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X , NO ___.

      INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES X , NO ___.

DOCUMENTS INCORPORATED BY REFERENCE:
      Portions of the proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1997 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

                             PIONEER COMPANIES, INC.



                                TABLE OF CONTENTS
                            FORM 10-K FOR THE PERIOD
                             ENDED DECEMBER 31, 1996

                                      PART I                                                                PAGE
                                      ------                                                                ----
Item 1.      Business                                                                                         3

Item 2.      Properties                                                                                       9

Item 3       Legal Proceedings                                                                               12

Item 4.      Submission of Matters to a Vote of Security Holders                                             12

                                     PART II
                                     -------
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters                           14

Item 6.      Selected Financial Data                                                                         15

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations           17

Item 8.      Financial Statements and Supplementary Data                                                     24

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            48

                                    PART III
                                    --------
Item 10.     Directors and Executive Officers of the Registrant                                              49

Item 11.     Executive Compensation                                                                          49

Item 12.     Security Ownership of Certain Beneficial Owners and Management                                  49

Item 13.     Certain Relationships and Related Transactions                                                  49

                                     PART IV
                                     -------
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                50

                                     PART I

     Unless the context otherwise requires, (i) the term "Pioneer" refers to Pioneer Companies, Inc., (ii) the term "PAAC" refers to Pioneer Americas Acquisition Corp., a wholly-owned subsidiary of Pioneer, (iii) the terms "Pioneer Americas" and "Predecessor Company" refer to Pioneer Americas, Inc. and its subsidiaries, and (iv) the term "Company" means Pioneer and its consolidated subsidiaries.


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

     In connection with the consummation of the Acquisition, (i) PAAC issued $135 million in principal amount of 13 3/8% Senior Notes due 2005 (the "Senior Notes"), (ii) Pioneer issued the Seller Notes in exchange for certain of the outstanding shares of Pioneer Americas, Inc., which Pioneer contributed to PAAC,
(iii) Pioneer issued to Interlaken Investment Partners, L.P., a Delaware limited partnership (the "Interlaken Partnership"), Class A Common Stock of Pioneer for an aggregate purchase price of $15 million (the "Interlaken Partnership Purchase"), the proceeds of which were contributed to PAAC, (iv) Pioneer issued to certain employees of Pioneer Americas Class A Common Stock of Pioneer for an aggregate purchase price of $6 million (the "Management Purchase"), the proceeds of which were contributed to PAAC, and (v) Pioneer Americas entered into a new bank revolving credit facility (the "Bank Credit Facility") with Bank of America Illinois, providing for borrowings of up to $30 million. The net proceeds of the sale of the Senior Notes, the Interlaken Partnership Purchase, the Management Purchase and a borrowing under the Bank Credit Facility were used to pay the cash portion of the purchase price of the Acquisition, to retire the outstanding Pioneer Americas indebtedness and to redeem the outstanding preferred stock of Pioneer Americas, Inc.

GENERAL

         Prior to the Acquisition, Pioneer was actively seeking acquisitions and had no other operations. As of December 31, 1996, Pioneer had a net operating loss carryforward ("NOL") which it believes is now approximately $35.6 million and is available to offset future taxable income. As of December 31, 1996, the Interlaken Partnership beneficially owned approximately 35.6% of the voting power of Pioneer and William R. Berkley (who may be deemed to beneficially own all shares of Pioneer common stock held by the Interlaken Partnership) beneficially owned approximately 61.0% of the voting power of Pioneer. Mr. Berkley is Chairman of the Board of Directors of Pioneer.

     Following its formation in 1988, the Predecessor Company acquired two chlor-alkali plants previously owned and operated by Stauffer Chlor Alkali Company, Inc., and several businesses engaged in municipal, industrial and commercial water treatment. During 1996 the Company conducted its primary business through its operating subsidiaries: Pioneer Chlor Alkali Company, Inc. ("PCAC"), All-Pure Chemical Co. ("All-Pure") (including T.C. Products, Inc. following its acquisition in July 1996), and Imperial West Chemical Co. ("Imperial West") and Kemwater North America Company ("Kemwater"). In 1996, PCAC accounted for 58% of the Company's total revenues, and All-Pure and Imperial West/Kemwater accounted for 24% and 18%, respectively, of the Company's total revenues, net of intercompany eliminations. In February 1996 Pioneer formed Kemwater to continue the business activities previously conducted by its subsidiary, Imperial West, and to operate the business acquired through the acquisition of KWT, Inc. ("KWT") from a subsidiary of Kemira Oy of Finland ("Kemira").

         PCAC. PCAC owns and operates two chlor-alkali production facilities, located in St. Gabriel, Louisiana and Henderson, Nevada. These facilities, which are the largest operated by the Company, produce chlorine and caustic soda for sale in the merchant markets and for use as raw materials by PCAC, All-Pure and Kemwater in the manufacture of downstream products. The Henderson facility also produces hydrochloric acid. PCAC also has an indirect 15% equity interest in Saguaro Power Company L.P. ("Saguaro Power"), which owns and operates a 90-megawatt cogeneration facility located on approximately six acres of the Henderson property.

     Chlorine and caustic soda are co-products, concurrently produced in a ratio of 1 to 1.1, respectively, through electrolysis of salt water. An electrochemical unit ("ECU") consists of one ton of chlorine and 1.1 tons of caustic soda.

       On December 11, 1996, the Company announced that it had initiated discussions with Occidental Chemical Corporation ("OxyChem") regarding the proposed acquisition by the Company of OxyChem's Tacoma, Washington chlor-alkali facility (the "Tacoma Facility"). If agreement with OxyChem on the terms of the transaction can be reached, the Company expects that the securing of required financing and completion of the transaction could occur during the first half of 1997. The Tacoma Facility would be PCAC's largest plant.

     All-Pure. All-Pure manufactures bleach, repackages chlorine and hydrochloric acid and distributes these products along with caustic soda and related products to municipalities, swimming pool supply distributors and selected commercial and retail markets in the western United States. Because bleach contains a high percentage of water, freight costs and logistics are an important competitive factor. All-Pure's production plants and distribution facilities are strategically located in or near most of the largest population centers of the West Coast. All-Pure purchases all of its chlorine and caustic soda and a substantial portion of its hydrochloric acid from PCAC. In July 1996, All-Pure acquired T.C. Products, Inc. ("T.C. Products"), which is engaged in the manufacture and marketing of bleach and related products from its plant in Tacoma, Washington.

     Kemwater. Fifty percent of the common stock of Kemwater is held by a subsidiary of PAAC and fifty percent of the common stock of Kemwater is owned by another subsidiary of the Company. A subsidiary of PAAC also owns all of the outstanding shares of Kemwater's preferred stock.

     Kemwater manufactures and supplies iron chlorides to the potable and waste water markets in the western United States, and, through KWT, polyaluminum chloride to the same markets in the eastern United States. The products are used primarily to remove solids from waste water streams and to control hydrogen sulfide emissions. Kemwater also manufactures and markets aluminum sulfate to the waste water and pulp and paper industries and in the western U.S. is a manufacturer of bleach for municipal water disinfection. KWT also produces aluminum sulfate, sodium aluminate and ferric sulfate at its plant in Savannah, Georgia for sale to the water treatment market in the eastern United States and the Caribbean. Kemwater intends to add polyaluminum chloride production capacity to its western plants. Kemwater has exclusive licenses to use Kemira's existing and future advanced water treatment technology in the development and sale of products and services for the potable water, waste water and industrial water treatment markets in the United States (other than the northeastern U.S.) and the Caribbean, and nonexclusive access to the use of the technology for the Canadian and Mexican markets, with an option to acquire an exclusive license for those markets in the future. During 1996 Imperial West and Kemwater purchased a substantial portion of their chlorine, caustic soda and hydrochloric acid needs from PCAC, and it is anticipated that in the future PCAC will continue to provide Kemwater with a substantial amount of its raw materials.

         The following tables set forth, for the periods indicated, certain sales and operating data regarding the Company's principal operating subsidiaries:


Production Volumes (thousands of tons)

                                                                              Year Ended December 31,
                                                                ---------------------------------------------------
                                                                  1996       1995       1994       1993       1992
                                                                --------   -------    -------    -------    -------
PCAC:
     Chlorine                                                     345.7      327.9      321.1      313.4      300.8
     Caustic soda                                                 379.7      362.5      352.6      347.9      334.2
     Hydrochloric acid                                            134.3      126.6      123.0      125.5      124.7
All-Pure(1):
     Bleach (gallons in millions)                                  34.0       31.1       28.4       19.2       22.5
     Repackaged chlorine                                           29.2       28.6       27.6       27.9       26.2
Kemwater(2):
     Iron chlorides                                                53.5       62.2       65.1       65.0       65.8
     Aluminum sulfate                                              42.6       30.5       37.8       35.3       33.5

Average Net Sales Prices

                                                                              Year Ended December 31,
                                                                ---------------------------------------------------
                                                                  1996       1995       1994       1993       1992
                                                                --------   -------    -------    -------    -------

PCAC:
     ECU                                                        $   385    $   414    $   327    $   275    $   315
     Hydrochloric acid (per ton)                                     49         50         54         60         29
All-Pure(1):
     Bleach (per gallon)                                           0.80       0.84       0.81       1.13       0.96
     Repackaged chlorine (per ton)                                  471        498        464        371        361
Kemwater(2):
     Iron chlorides (per ton)                                       220        226        214        170        149
     Aluminum sulfate (per ton)                                      98         95         94         97         98

--------
(1) GPS Pool Supply, Inc. ("GPS") was acquired by All-Pure in May 1994; the production volumes and average net sales prices reflect GPS operations since that date. The production volumes and average net sales prices reflect T.C. Products operations since the date of its acquisition in July 1996.
(2) Kemwater was formed in connection with the acquisition of KWT in February 1996; the production volumes and average net sales prices reflect Imperial West operations prior to that date.

COMPETITION

     The chlor-alkali industry is highly competitive. Most of the Company's competitors are larger and have greater financial resources than the Company. Many of the Company's competitors are some of the world's largest chemical companies that have their own raw material resources and numerous regional companies that specialize in a smaller number of chemical products. While a significant portion of the Company's business is based upon widely available technology, the Company believes that the difficulty in obtaining permits for the production of chlor-alkali and chlor-alkali related products inhibits easy entry to the market. The Company's ability to compete effectively depends on its ability to maintain competitive prices and to provide reliable and responsive service to its customers.

     The United States chlor-alkali industry is currently dominated by two producers, OxyChem and The Dow Chemical Company, each with approximately one quarter of United States capacity. The remaining capacity is held by approximately 15 companies. Approximately 70% of United States chlor-alkali capacity is located on the Gulf

Coast in Texas and Louisiana. The Company believes that it currently has approximately 2.6% of United States chlor-alkali capacity, and that following the acquisition of the Tacoma Facility it would have approximately 4.2% of such capacity. The Company believes it has a strong regional presence with respect to many of its products in the markets it serves.

     Competitors in the chlor-alkali related industries in which the Company operates are numerous and the industry is highly fragmented. The Company believes that Kemwater is the largest producer of iron chlorides in the region of the United States west of the Rocky Mountains and that All-Pure is the largest supplier of chlorine and bleach for water treatment purposes in that region.

EMPLOYEES

     As of December 31, 1996, the Company had 692 employees. Approximately 94 of the Company's employees at its Henderson, Nevada plant are covered by collective bargaining agreements with the United Steelworkers of America and the International Association of Machinists and Aerospace Workers that are in effect until March 2001. Approximately 83 of the Company's employees at All-Pure's City of Industry facility are covered by collective bargaining agreements with the Steel, Paper House, Chemical Drivers and Helpers Union and the International Chemical Workers Union that are in effect until September 1997 and January 1998, respectively. The Company's employees at other production facilities are not covered by union contracts or collective bargaining agreements. The Company considers its relationship with its employees to be good and it has not experienced any strikes or work stoppages.

ENVIRONMENTAL REGULATION

     Air Quality. The Company's operations are subject to the Federal Clean Air Act and the amendments to that act which were adopted by Congress in 1990. The Company will be subject to some of the additional environmental regulations adopted by the federal EPA and state environmental agencies to implement the Clean Air Act Amendments of 1990. Among the requirements that are potentially applicable to the Company are those that require the EPA to establish hazardous air pollutant emissions requirements for chlorine production facilities. Although the Company cannot estimate the cost of complying with these requirements until the implementing regulations are proposed, at this time the Company does not believe that such requirements will have a material adverse effect on its results of operations or financial position.

     Most of the Company's plants manufacture or use chlorine, which is in gaseous form if released into the air. Chlorine gas in relatively low concentrations can irritate the eyes, nose and skin and in large quantities or high concentrations can cause permanent injury or death. In 1991, there was an accidental release of approximately 42 tons of chlorine from PCAC's Henderson facility. In response, local emergency authorities evacuated areas in and around the City of Henderson. PCAC has resolved substantially all of the personal injury, property damage and regulatory claims relating to this release. There was a release of about 10 tons of chlorine from PCAC's St. Gabriel facility in 1992 and another release in 1994 of less than one ton of chlorine, and from 1995 to date there have been six releases of chlorine from the Company's plants, each of which was less than 35 pounds. These releases were controlled by plant personnel, in some cases with the assistance of local emergency response personnel, and there were no material claims against PCAC or All-Pure as a result of these incidents. The Company maintains systems to detect emissions of chlorine at its plants, and the St. Gabriel and Henderson plants are members of their local industrial emergency response networks. The Company believes that its insurance coverage is adequate with respect to costs that might be incurred in connection with any future release, although there can be no assurance that the Company will not incur substantial expenditures that are not covered by insurance if a release does occur in the future.

     Water Quality. The Company maintains waste water discharge permits for many of its facilities pursuant to the Federal Water Pollution Control Act of 1972, as amended, and comparable state laws. Where required, the Company has also applied for permits to discharge stormwater under such laws. In order to meet the discharge requirements applicable to stormwater, the Company has a continuing program to modify surface drainage or make other changes at certain plants. The Company plans to spend an additional $2.1 million by the end of 1997 for modifications to the stormwater system at PCAC's Henderson plant. The Company believes that the costs associated with stormwater discharge at Henderson and its other plants will not have a material adverse effect on the Company's financial condition, liquidity or operating results. The various states in which the Company operates also have water pollution control statutes and regulatory programs which include groundwater and surface water protection provisions. The requirements of these laws vary and are generally implemented through a state regulatory agency. These water protection programs typically require site discharge permits, and spill notification, prevention and corrective action plans. At several of the Company's facilities, investigations or remediations are underway and at some of these locations regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources, and the Company could be required to incur additional costs to construct and operate remediation systems in the future. In addition, at several of its facilities, the Company is in the process of replacing or closing ponds for the collection of wastewater. The Company plans to spend approximately $1.3 million during the next fifteen years for closure of eight chlor-alkali waste water disposal ponds at the Henderson plant.

     Hazardous and Solid Wastes. The Company's manufacturing facilities generate hazardous and non-hazardous solid wastes which are subject to the requirements of the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. Under the 1984 amendments to RCRA, the EPA promulgated regulations banning the land disposal of certain hazardous wastes unless the wastes meet defined treatment or disposal standards, including certain mercury-containing wastes generated by PCAC's St. Gabriel plant. In response to these regulations, the St. Gabriel plant has substantially reduced the quantity of wastes that are subject to the ban. The Company has installed an in-plant treatment system that reduces the level of mercury in its wastes below the hazardous classification. The Company's disposal costs could increase substantially if its present disposal sites become unavailable due to capacity or regulatory restrictions. The Company presently believes, however, that its current disposal arrangements, together with the new treatment system, will allow the Company to continue to dispose of land-banned wastes with no material adverse effect on it.

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

INDEMNITIES

     ZENECA Indemnity. PCAC's Henderson plant is located within what is known as the "Basic Complex." Soil and groundwater contamination have been identified within and adjoining the Basic Complex, including land owned by PCAC. A groundwater treatment system was installed at the facility in 1983 and, pursuant to a Consent Agreement with the Nevada Division of Environmental Protection, a study is being conducted to further evaluate soil and groundwater contamination at the facility and other properties within the Basic Complex and to determine whether additional remediation will be necessary with respect to PCAC's property.

     In connection with the 1988 acquisition of the Henderson and St. Gabriel facilities by Pioneer Americas, the sellers agreed to indemnify Pioneer Americas with respect to, among other things, certain environmental liabilities associated with historical operations at the Henderson site. ZENECA Delaware Holdings, Inc. and ZENECA, Inc. (collectively, the "ZENECA Companies") have assumed the indemnity obligations. In general, Pioneer Americas is indemnified against environmental costs which arise from or relate to pre-acquisition actions which involved disposal, discharge or release of materials resulting from the former agricultural chemical and other non-chlor-alkali manufacturing operations at the Henderson plant. The ZENECA Companies are also responsible for costs arising out of the pre-acquisition actions of Basic Investments and pre-acquisition actions at the Basic Complex and for other pre-acquisition environmental liabilities arising at other off-site locations. Under the ZENECA indemnity, Pioneer Americas may only recover indemnified amounts for environmental work to the extent that such work is required to comply with environmental laws or is reasonably required to prevent an interruption in the production of chlor-alkali products. The indemnity also covers certain claims by non-governmental third parties, provided notice of such claims is given to the ZENECA Companies not later than April 20, 1999. Pioneer Americas is responsible for environmental costs relating to the chlor-alkali manufacturing operations at the Henderson plant, both pre- and post-acquisition, for certain actions taken without ZENECA's consent and for certain operating and maintenance costs of a groundwater treatment system at the facility. In addition, subject to certain exceptions, Pioneer Americas has a contractual duty not to take any action that could reasonably be expected to increase materially the obligations of the ZENECA Companies under the indemnity.

     Payments for environmental liabilities under the ZENECA indemnity, together with other non-environmental liabilities for which the ZENECA Companies have agreed to indemnify Pioneer Americas, cannot exceed approximately $65 million. To date, Pioneer Americas has been reimbursed for approximately $12 million of costs covered by the indemnity, but the ZENECA Companies may have directly incurred additional costs that would further reduce the total amount remaining under the indemnity. In 1994, Pioneer Americas recorded an additional $3.2 million environmental reserve related to pre-acquisition actions at sites that are the responsibility of ZENECA. At the same time a receivable was recorded from ZENECA for the same amount. It is the Company's policy to record such amounts when a liability can be reasonably estimated. No additional amounts were recorded in 1995 or 1996.

     The ZENECA indemnity will terminate on April 20, 1999. The indemnity will continue to cover claims after the expiration of the term of the indemnity provided that, prior to its expiration, proper notice to the ZENECA Companies is given and either the ZENECA Companies have assumed control of such claims or the Company is contesting the legal requirements that gave rise to such claims, or has commenced removal, remedial or maintenance work with respect to such claims, or has commenced an investigation which results in the commencement of such work within ninety days. The Company believes that the ZENECA Companies will continue to honor their obligations under the indemnity for claims properly presented by the Company. It is possible, however, that disputes could arise between the parties concerning the effect of contractual language and that the Company would have to subject its claims for clean-up expenses, which could be substantial, to the contractually-established arbitration process.

     Sellers' Indemnity. In the Acquisition Agreement, the Sellers have agreed to indemnify the Company for certain environmental liabilities that result from certain discharges of hazardous materials or violations of environmental laws arising prior to the Closing Date from or relating to the Pioneer Americas plant sites or arising before or after the Closing Date with respect to certain environmental liabilities relating to the Contingent Payment Properties (as described in the next two paragraphs). Amounts payable pursuant to the Sellers' Indemnity will generally be payable as follows: (i) out of certain reserves established on Pioneer Americas' balance sheet at December 31, 1994; (ii) either by offset against the amounts payable under the Seller Notes or from amounts received in connection with the Contingent Payment Properties; and (iii) in certain circumstances and subject to specified limitations, out of the personal assets of the Sellers. The Company is required to reimburse the Sellers with amounts recovered under the ZENECA indemnity or from other third parties. The Company and the Sellers have agreed that they will cooperate in matters relating to the ZENECA indemnity. The Company has also agreed to indemnify the Sellers for certain environmental liabilities that may arise after the Closing Date.

     The Company owns an equity interest of approximately 32% in Basic Investments, Inc., a Nevada corporation ("Basic Investments"). Through its subsidiaries, Basic Investments owns certain undeveloped land in the Las Vegas/Clark County, Nevada area and is, through a subsidiary, the general partner of Victory Valley Land Company, L.P., a Delaware limited partnership ("Victory Valley"), that owns additional undeveloped land in such area as well as an option to acquire the remainder of the undeveloped land owned by Basic Investments. Basic Investments also owns and maintains the water and power distribution network within the Basic Complex. The Company contracts with subsidiaries of Basic Investments for the delivery of the Company's water to the Company's plant site and transmission of the Company's power within the Henderson site. The Company believes pricing for the services provided is on an arm's-length basis. The Company owns a 21% limited partnership interest in

Victory Valley, and Basic Investments owns an indirect 50% partnership interest in Victory Valley. The Company has a combined interest in Victory Valley of approximately 37% through its own direct interest and its partial ownership of Basic Investments. The Company also owns certain real property adjoining the sites of the Henderson, St. Gabriel and Mojave plants that is not used in the businesses conducted at such sites. Such property, now comprising approximately 845 acres in the aggregate, is referred to herein as the "Excess Land."

     In accordance with the terms of the Acquisition, the Company's interests in Basic Investments, Victory Valley and the Excess Land (collectively, the "Contingent Payment Properties") are being held for the benefit of the Sellers until April 20, 2015. The Company will not receive any of the economic benefits from the Contingent Payment Properties, except that certain environmental and other indemnification obligations of the Sellers to the Company may be satisfied from proceeds of or payments on account of such investments and except to the extent that such investments are owned by the Company at the end of such 20-year period. As of December 31, 1996, such proceeds, which are held by the Company in a separate account as collateral for any indemnification obligations of the Sellers to the Company, amounted to $2.3 million.


Item 2.  PROPERTIES.

FACILITIES

     The following table sets forth certain information regarding the Company's principal production and distribution facilities as of March 24, 1997. All property is leased unless otherwise indicated.

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

Iron chloride plants                            Mojave, California*
                                                Pittsburg, California*

Aluminum sulfate plants                         Antioch, California*
                                                Spokane, Washington
                                                Savannah, Georgia

Polyaluminum chloride plant                     Savannah, Georgia

Sodium aluminate plant                          Savannah, Georgia

Caustic soda terminals                          Tampa, Florida
                                                Wilmington, California
                                                Tracy, California
                                                Antioch, California*

Aluminum sulfate and sulfuric acid terminal     Albany, Oregon

Ferric sulfate terminal                         Cape Girardeau, Missouri

Distribution centers                            Fresno, California
                                                Spokane, Washington

---------------
*  Owned property

      The Company's corporate headquarters are located in leased office space in Houston, Texas under a lease terminating in 2006.

      PAAC has $135.0 million of 13 3/8% First Mortgage Notes due 2005 (the "Mortgage Notes") outstanding. The Mortgage Notes and obligations outstanding under the Bank Credit Facility are secured by first mortgages on PCAC's St. Gabriel and Henderson facilities.


PCAC FACILITIES

     St. Gabriel, Louisiana. The St. Gabriel plant is located on a 100-acre site near Baton Rouge, Louisiana and serves the southern U.S. and Mississippi River markets and the export market. Approximately 228 acres adjoining this site are available to the Company for future industrial development, and approximately 400 acres adjoining the site constitute Excess Land. The plant was completed in 1970 and is situated on the Mississippi River with river frontage and deep water docking, loading and unloading facilities. The dock is capable of berthing ocean-going vessels of up to 36,000 DWT. The Company calculates its rated capacity ("Rated Capacity") as a product of a production unit's instantaneous rate and an average onstream time factor. Rated Capacity at St. Gabriel is 196,000 tons of chlorine and 215,600 tons of caustic soda.

     Henderson, Nevada. The Henderson plant is located on a 374-acre site near Las Vegas, Nevada. Approximately 70 acres are developed and used for production facilities, and approximately 16 acres adjoining the site constitute Excess Land. The original plant, which began operation in 1942, was upgraded and rebuilt in 1976-1977. Rated Capacity at the plant is 150,000 tons of chlorine, 165,000 tons of caustic soda, 130,000 tons of hydrochloric acid and 5,100 tons of bleach. The Henderson plant is part of an industrial complex shared with three other manufacturing companies. Common facilities and property are owned and managed by subsidiaries of Basic Investments, which provide common services to the four site companies. Basic Investments' facilities include extensive water and high voltage power distribution systems and access roads.


ALL-PURE FACILITIES

     Tracy, California. The Tracy plant includes a 168,000 ton per year bleach production facility and a chlorine repackaging facility on a 15-acre tract. The land at the facility is leased under a lease expiring in the year 2000. All-Pure's corporate office is currently located in separate leased offices in Tracy. During the second quarter of 1997, All-Pure headquarters will be relocated to rented offices in Walnut Creek, California to be shared with Kemwater.

     Santa Fe Springs, California. The Santa Fe Springs plant includes a 262,000 ton per year bleach production plant and a chlorine repackaging facility on a 4.5-acre tract. The land at the facility is leased under a lease expiring in 1998 with a five-year renewal option.

     Kalama, Washington. The Kalama plant includes a 52,500 ton per year bleach production facility and a chlorine repackaging facility on a three-acre tract. The land at the facility is leased under a month-to-month lease; All-Pure and the lessor are engaged in discussions regarding a long-term lease extension or the lease of a new site within the same port facility.

     Marysville, California. The Marysville plant includes a chlorine and sulfur dioxide repackaging facility and a 5,000 ton per year bleach production facility on a 10-acre tract. The land is leased under a lease expiring in the year 2000. In January 1997, heavy rains and river overflows flooded the plant, and it has not yet been determined whether the plant will be returned to operation, or when it might be possible to resume operations. In the opinion of the Company's management, there are no material impairment writedowns required as a result of this uncertainty.

     Fresno, California. The Fresno facility consists of an approximately 10,000 square foot warehouse. All product shipped from the warehouse is transferred from the Tracy, California production facility for distribution to customers. The land at the facility is leased under a lease expiring in 2001.

     City of Industry, California. The City of Industry plant includes a 262,000 ton per year bleach production facility and chlorine, hydrochloric acid and dry chemical repackaging facilities on a five-acre tract. The facility includes a 96,000 square foot warehouse. The land at the facility is leased under a lease expiring in 1998 with options to extend until 2008.

KEMWATER FACILITIES

     Antioch, California. Production facilities at the Antioch facility include a 30,000 ton per year aluminum sulfate plant and a 12,500 ton per year bleach plant. Caustic soda and sulfuric acid are terminaled and distributed from the location. The site also currently serves as corporate headquarters for Kemwater; during the second quarter of 1997, Kemwater headquarters will be relocated to rented offices in Walnut Creek, California to be shared with All-Pure. The 22-acre company-owned site has deepwater access and rail service.

     Mojave, California. The Mojave facility, which was constructed in 1988 and 1989, includes a 130,000 ton per year iron chlorides production facility that is located on approximately eight acres of a 30-acre company-owned tract. Approximately 429 acres of adjoining land constitute Excess Land. The plant consists of two separate, identical production trains and has rail service. The facility also terminals caustic soda, sulfuric acid, polyaluminum chloride and hydrochloric acid for distribution.

     Pittsburg, California. The Pittsburg plant has a 30,000 ton per year iron chlorides production facility. The 10-acre rail served site is owned by Kemwater.

     Spokane, Washington. The Spokane facility has a 30,000 ton per year aluminum sulfate plant located on four acres. Sulfuric acid purchased from third parties is also distributed from the location, and the facility also terminals polyaluminum chloride and sulfuric acid. The land at the site is leased under a lease that can be terminated by either party with 30 days' notice.

     Albany, Oregon. Aluminum sulfate, which is manufactured in Spokane, Washington, is distributed from the Albany terminal. Sulfuric acid purchased from third parties is also distributed from the terminal. The land at the site is leased under a lease with an indefinite term, with cancellation by either party on 30 days' notice.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted during the fourth quarter of 1996 to a vote of holders of Pioneer's Common Stock.

Item 4.1  EXECUTIVE OFFICERS OF THE REGISTRANT.

      The names, ages and current offices of the executive officers of the Company, who are to serve until the next annual meeting of the Board of Directors to be held in 1997, are set forth below.
                ......
Name and Age....               Office
------------                   ------

Michael J. Ferris (52)         President and Chief Executive Officer
Philip J. Ablove (56)          Vice President and Chief Financial Officer
Jerry B. Bradley (51)          Vice President, Human Resources of Pioneer
                                   Americas, Inc.
Verrill M. Norwood (65)        Vice President, Environmental, Health and Safety
                                   of Pioneer Americas, Inc.
Kent R. Stephenson (47)        Vice President, General Counsel and Secretary
James E. Glattly (50)          President of Pioneer Chlor Alkali Company, Inc.
Ronald E. Ciora (55)           President of All-Pure Chemical Co.
Frank B. Belliss (43)          President of Kemwater North America Company


     Michael J. Ferris has served as President and Chief Executive Officer of Pioneer since January 5, 1997. Prior to joining the Company, he was employed by Vulcan Materials Company from March 1974 to January 1997, where he served as Executive Vice President, Chemicals from 1996 to 1997. Mr. Ferris is also a director of ChemFirst, Inc., a specialty chemical company.

     Philip J. Ablove has served as Vice President and Chief Financial Officer of Pioneer since March 1996, after serving as Acting Chief Financial Officer since October 1995, and has been a director of Pioneer since January 1991. He was President and Chief Executive Officer of Pioneer from January 1991 to July 1992, and he served as a consultant to Pioneer from October 1990 to January 1991 and from October 1995 to March 1996. He also served as an officer and director specializing in restructuring financially distressed companies from 1983 to 1995. From June 1988 until June 1990, he was a director and officer of Ironstone Group, Inc., a holding company with interests in wholesale plumbing distribution and oil and gas exploration and production, which filed a chapter 11 petition in January 1991 for reorganization under federal bankruptcy law. Mr. Ablove was Executive Vice President and a director of Iron-Oak Supply Corporation from July 1988 until June 1990, which filed a bankruptcy petition in January 1991.

     Jerry B. Bradley has served as Vice President, Human Resources of Pioneer Americas, Inc. since October 1995. From May 1993 to October 1995, Mr. Bradley was President of Tandem Partners, Inc., a human resources consulting firm. From 1978 to 1993 he was employed by Occidental Chemical Corporation, where he served as Vice President, Human Resources.

     Verrill M. Norwood has served as Vice President, Environmental, Health and Safety of Pioneer Americas, Inc. since 1990. Prior to joining Pioneer Americas, Mr. Norwood was employed by Olin Corporation from 1973 to 1990, where he served as Vice President, Environmental Affairs from 1978 to 1990.

     Kent R. Stephenson has served as Vice President, General Counsel and Secretary of Pioneer since June 1995, and as Vice President, General Counsel and Secretary of Pioneer Americas, Inc. since 1993. Prior to joining Pioneer Americas, he was employed by Zapata Corporation, a gas services company, from 1978 to 1993, where he served as Senior Vice President, General Counsel and Secretary from 1987 to 1993.

     James E. Glattly has served as President of Pioneer Chlor Alkali Company, Inc. since December 1996. He was Vice President, Sales and Marketing of Pioneer Chlor Alkali Company, Inc. from 1988 to 1996. Prior to joining Pioneer Americas, Inc., he was employed by Occidental Chemical Corporation from 1985 to 1988 and from 1974 to 1983, where he served in various capacities, including Western Regional Manager and various other sales positions. From 1983 to 1985 Mr. Glattly served as General Manager of HCI Chemical.

      Ronald E. Ciora has served as President of All-Pure since November 1995. For more than five years prior thereto, he was President and Chief Executive Officer of DPC Industries, Inc., DX Distribution, Inc. and DXI Industries, Inc., which are companies engaged in chemical distribution, chlorine repackaging and bleach manufacturing.

      Frank B. Belliss has served as President of Kemwater since February 1996. He served as President of Imperial West from February 1994 to February 1996. Mr. Belliss was Vice President and General Manager of Imperial West for more than five years prior to February 1994.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      On March 31, 1995, Pioneer's stockholders approved a one-for-four reverse stock split which was effective on April 27, 1995 (the "Reverse Stock Split"). On December 4, 1996, Pioneer's Board of Directors approved a seven percent stock dividend, which was paid on January 7, 1997 to stockholders of record on December 16, 1996 (the "Stock Dividend"). The number of authorized shares remained at 46.0 million for Class A Common Stock and 4.0 million for Class B Common Stock, and the par value of the Common Stock was unchanged. Unless the context otherwise requires, all references in this Report to Common Stock share and per share amounts reflect the Reverse Stock Split and the Stock Dividend.

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

                                          High                Low
                                         -----               -----
  1996
  ----
  Fourth Quarter                        $ 5.88               $4.32
  Third Quarter                           6.54                5.25
  Second Quarter                          7.36                5.37
  First Quarter                           9.23                6.08

  1995
  ----
  Fourth Quarter                          8.63                5.25
  Third Quarter                           9.38                5.00
  Second Quarter                         12.00                3.75
  First Quarter                           6.50                1.25



      Information set forth in the table with respect to periods prior to May 19, 1995, is derived from high and low bid and ask prices, and is not indicative of actual trading prices. For periods after that date, prices are as reported in the consolidated transaction reporting system.

      As of March 7, 1997, there were approximately 230 holders of record of the Class A Common Stock and there were two holders of record of the Class B Common Stock.

      No cash dividends have been declared with respect to Pioneer's Common Stock during the two most recent fiscal years. Pursuant to the terms of the indenture with respect to the outstanding 13 3/8% First Mortgage Notes issued by PAAC, prior to April 1, 1997, dividends on PAAC's stock cannot be paid in amounts in excess of those necessary to enable Pioneer to pay interest on the $11.5 million principal amount of its outstanding Seller Notes.

Item 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected historical financial data of the Predecessor Company for the years ended December 31, 1994, 1993, and 1992. The data should be read in conjunction with the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data. The table also sets forth the financial condition of the Company at December 31, 1996 and 1995 and the results of operations of the Company for the years ended December 31, 1996 and 1995. For comparative purposes the Predecessor Company's operating results from January 1, 1995 through April 20, 1995 are also presented. Certain amounts have been reclassified in prior years to conform to the current year presentation. All reclassifications have been applied consistently for the periods presented. Per share information for all periods presented reflects a 7% stock dividend on the Class A and Class B Common Stock declared December 4, 1996 to shareholders of record December 16, 1996 and paid January 7, 1997. The following table should also be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                                                                 PREDECESSOR COMPANY
                                                              -----------------------------------------------------
                                                               PERIOD FROM
                                                               JANUARY 1,
                                                                  1995
                                    YEAR ENDED DECEMBER 31,     THROUGH             YEAR ENDED DECEMBER 31,
                                  --------------------------    APRIL 20,    --------------------------------------
                                     1996(1)       1995(2)        1995          1994(3)        1993         1992
                                  ----------     ----------   -----------    -----------    ----------   ----------

                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues                          $  208,908     $  142,908   $    57,848    $  167,217     $  151,191   $  157,401
Cost of sales                        150,464         98,175        37,400       134,556        131,711      126,149
                                  ----------     ----------   -----------    -----------    ----------   ----------
Gross profit                          58,444         44,733        20,448        32,661         19,480       31,252
Selling, general and
administrative expenses               29,860         20,765         7,047        22,529         21,850       22,602
                                  ----------     ----------   -----------    -----------    ----------   ----------
Operating income (loss)               28,584         23,968        13,401        10,132         (2,370)       8,650
Interest expense, net                 19,212         13,540         1,665         6,407          7,551        8,189
Settlement of  litigation and
  insurance claims, net                  --             --            --          3,326          8,360        2,755
Other income (expense), net              887            637          (115)        1,337          2,103        1,130
                                  ----------     ----------   -----------    -----------    ----------   ----------
Income before income taxes and
  extraordinary items (4)             10,259         11,065        11,621         8,388            542        4,346
Income tax provision                   5,859          5,579         4,809         3,242            486        1,765
                                  ----------     ----------   -----------    -----------    ----------   ----------
Income before extraordinary
  item                                 4,400          5,486         6,812         5,146             56        2,581
Extraordinary item, net of
  applicable tax                          --             --         3,420            --            --            --
                                  ----------     ----------   -----------    -----------    ----------   ----------
Net income                        $    4,400     $    5,486   $     3,392    $    5,146     $       56   $    2,581
                                  ==========     ==========   ===========    ===========    ==========   ==========

Net income per share              $     0.48     $     0.70
                                  ==========     ==========

OTHER FINANCIAL DATA:
Capital expenditures              $   17,839     $   13,556   $     3,447    $    5,681     $    5,888   $    6,652

Depreciation and amortization         18,213         12,274         4,490        13,595         13,446       12,992

BALANCE SHEET DATA:
Total assets                      $  301,568     $  264,083   $   165,329    $  163,039     $  154,922   $  165,915
Total long-term debt (exclusive
of current maturities), redeemable
   preferred stock and redeemable
   stock put warrants                161,103        146,463        57,677        57,865         67,709       76,848
Common stockholders' equity           59,901         44,475        26,370        23,102         19,721       20,165

                                 (See footnotes)

(1) In February 1996, KWT was acquired and its operations were combined with Imperial West and are now conducted by Kemwater; the results of operations for the year ended December 31, 1996 include the results of operations from the effective date of acquisition in February 1996 through December 31, 1996 on a consolidated basis. KWT generated third party sales during such period of $7.7 million. T.C. Products was acquired in July 1996 and, accordingly, the results of operations for the year ended December 31, 1996 include the results of operations from the date of acquisition through December 31, 1996. T.C. Products generated third party sales during such period of $5.1 million.
(2) The results of operations include the results of operations of Pioneer Americas since its acquisition.
(3) GPS was acquired in May 1994 and accordingly, the results of operations for the year ended December 31, 1994 include the results of operations from the date of acquisition through December 31, 1994. GPS generated third party sales during such period of $9.4 million.
(4) An extraordinary item of $3.4 million net of an income tax benefit of $2.1 million recorded during the period ended April 20, 1995 was due to costs incurred and previously capitalized costs written off, pertaining to debt refinanced by the Predecessor Company prior to the Acquisition.

      The following table sets forth selected historical financial data of the Company prior to the Acquisition for the years ended December 31, 1994, 1993, and 1992. The data should be read in conjunction with the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.


                                                               YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------
                                                        1994          1993           1992
                                                      ---------     -----------    ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT  OF OPERATIONS DATA:
General and administrative expenses                   $     155      $     505      $     560
Bankruptcy costs                                            --             --             377
Interest (income) expense, net                              (15)            15              9
                                                      ---------     -----------    ----------

Loss before income taxes and extraordinary item            (140)          (520)          (946)

Extraordinary item(1)                                        --            --          34,698
                                                      ---------     -----------    ----------
Net income (loss)                                     $    (140)     $    (520)     $  33,752(2)
                                                      =========      =========      =========
Net income (loss) per share                           $    (.03)     $    (.14)     $   10.39
                                                      =========      =========      =========

Average number of shares of common stock outstanding       4,626          3,658         3,250

BALANCE SHEET DATA:
Total assets                                          $     912      $     217      $     283
Long-term obligations                                       --             --             478
Stockholders' equity (deficiency)                           762           (223)          (355)


(1)  Represents gain on settlement of pre-petition liabilities.

(2) The 1992 period included an extraordinary gain from the settlement of pre-petition liabilities totaling $34,698, or $10.68 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company manufactures chlorine, caustic soda and several downstream water treatment products, principally hydrochloric acid, bleach, iron chlorides, aluminum sulfate and polyaluminum chlorides. The Company's products are used in a variety of applications including water treatment, plastics, detergents, and agricultural chemicals.

     Chlorine and caustic soda markets and profitability have been, and are likely to continue to be, cyclical. Periods of high demand, high capacity utilization, and increasing operating margins tend to result in new plant investments and increased production until supply exceeds demand, followed by periods of declining prices and declining capacity utilization until the cycle is repeated. In addition, markets for chlorine and caustic soda are affected by general economic conditions, both in the U.S. and elsewhere in the world, and a downturn in the economy could have a material adverse effect on the Company's operations and its cash flows.

     Chlorine demand over the last three years has experienced steady growth, following trends in polyvinyl chloride ("PVC"), non-vinyl polymers and water treatment markets. This increased demand has been partially offset by declining chlorine use in the pulp and paper industry and as a feedstock in the production of chlorofluorocarbons ("CFC's") due to regulatory pressures. Due to increased demand, published chlorine prices have risen from $145/ton in early 1994 to approximately $160/ton at the end of 1996.

     As chlorine demand continued strong in 1996, the industry's operating rate remained high. However, this resulted in an overproduction of chlorine's co-product, caustic soda, relative to demand. This oversupply led to decreasing caustic soda prices, offsetting increased chlorine prices and resulting in ECU netbacks (net selling prices) decreasing during 1996 from 1995 levels.

     Large quantities of chlorine are not typically stored on- or off-site. Chlor-alkali production rates are therefore typically based on short-term chlorine demand (typically one month). However, chlor-alkali plants do not achieve optimum cost efficiency if production rates are cycled. The maintaining of steady production rates is made difficult by the cyclical nature of the chlor-alkali business, which is at times exacerbated by the fact that the price and demand curves for chlorine differ from those of caustic soda. Peak and trough demand for chlorine and caustic soda rarely coincide and caustic soda demand, in the past, has tended to trail chlorine demand into and out of economic growth cycles. In addition, the chlor-alkali market has shifted from ECU buyers to independent markets, further unlinking the markets for these two products.

     To achieve operating efficiencies and to help mitigate the effects of cyclicality on the Company's business, the Company has pursued a strategy of converting chlorine and caustic soda into products that are used in markets with steady demand, particularly water treatment chemicals. In pursuit of this strategy, the Predecessor Company and the Company acquired Imperial West and All-Pure in 1990, GPS in 1994, and T.C. Products in July 1996, each of which is a major manufacturer and distributor of water treatment chemicals such as iron chlorides, aluminum sulfate, repackaged chlorine and bleach, primarily in the western United States. The KWT acquisition enabled the Company to broaden its water treatment product line and improve its technology, allowing the Company to offer a wider range of cost-effective solutions to its customers' water treatment products. Gross profit margins for all downstream products vary from that of chlor-alkali; the difference depends on where the chlor-alkali industry is in its cycle.

     Due in part to these acquisitions and the improved chlorine market, the Predecessor Company and the Company increased ECU capacity utilization rates over the last seven years from 93% in 1990 to approximately 100% in 1996.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data for the periods indicated:

                                                                   PRO FORMA (1)          PREDECESSOR COMPANY
                                                                -------------------       -------------------
                                                              YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------------------
                                              1996                      1995                     1994
                                       ------------------       -------------------       -------------------
                                                  % OF                      % OF                      % OF
                                       $'000S    REVENUES       $'000S     REVENUES        $'000S     REVENUES
                                       --------  -----          ---------  ------          --------    -----
Revenues:
  PCAC                                 $121,192     58 %        $ 118,298     59 %         $ 88,907      53 %
  Kemwater (2)                           36,830     18             32,909     16             30,438      18
  All-Pure (3)                           50,886     24             49,549     25             47,872      29
                                       --------  -----          ---------  ------          --------    -----
    Total revenues                      208,908    100            200,756    100            167,217     100
Cost of sales                           150,464     72            135,575     67            134,556      80
                                       --------  -----          ---------  ------          --------    -----

Gross profit                             58,444     28             65,181     33             32,661      20
Selling, general and administrative
  expense                                29,860     14             27,812     14             22,529      14
                                       --------  -----          ---------  ------          --------    -----
Operating income                         28,584     14             37,369     19             10,132       6
Interest expense, net                    19,212      9             15,205      8              6,407       4
Other income from settlement of
  litigation and insurance claims,
  net                                       --      --                --      --              3,326       2
Other income, net                           887     --              1,494      1              1,337       1
                                       --------  -----          ---------  ------          --------    -----
Income before income taxes and
  extraordinary item                     10,259      5             23,658     12              8,388       5
Provision for income taxes                5,859      3             10,388      5              3,242       2
                                       --------  -----          ---------  ------          --------    -----
Net income before extraordinary
  item                                    4,400      2             13,270      7              5,146       3
Extraordinary item, net of
  applicable tax                             --     --             (3,420)     2                --       --
                                       --------  -----          ---------  ------          --------    -----

Net income                             $  4,400      2 %         $  9,850      5%          $  5,146       3 %
                                       ========  =====           ========  ======          ========    =====

(1) The pro forma results of operations, which combine the Company's operating results for the year ended December 31, 1995 and the Predecessor Company's operating results from January 1, 1995 through April 20, 1995, are provided for comparative purposes. The Predecessor Company's operating results exclude approximately $1.0 million of transaction costs related to the Acquisition. The Company believes that this provides a meaningful basis for comparison. The Company and the Predecessor Company have different asset bases and the effects on operating results of these differences are discussed in the comparison which follows.
(2) To continue the business activities previously conducted by Imperial West, Kemwater was formed in connection with the acquisition of KWT in February 1996 and, accordingly, the results of operations for the year ended December 31, 1996 include the results of operations of KWT since the effective acquisition date. KWT generated third party sales during such partial period of $7.7 million.
(3) GPS was acquired in May 1994 and therefore the results of operations for the year ended December 31, 1994 include the results of operations from the date of acquisition. GPS generated third party sales during such period of $9.4 million. T.C. Products was acquired in July 1996 and, accordingly, the results of operations for the year ended December 31, 1996 includes the results of operations since the acquisition date. T.C.
     Products generated third party sales during such period of $5.1 million.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO PRO FORMA YEAR ENDED DECEMBER 31, 1995


Revenues

     Revenues increased by $8.2 million or 4% to $208.9 million for 1996 compared to 1995. The KWT and T.C. Products acquisitions during 1996 accounted for a $12.8 million increase in revenue, more than off-setting a revenue decrease of $3.1 million for the operations of Kemwater. Revenues for the Company's chlor-alkali products during 1996 remained relatively unchanged from 1995 as an approximate 9% increase in caustic soda sales volumes was offset by a 7% decrease in ECU netback.

Cost of Sales

     Cost of sales increased by approximately 11% from $135.6 million in 1995 to $150.5 million in 1996. The KWT and T.C. Products acquisitions accounted for $10.1 million of this increase. In addition, higher caustic soda sales volumes resulted in an increase in cost of sales of approximately $3.6 million.

Interest Expense, net

     Interest expense increased by $4.0 million or 26% to $19.2 million for 1996. This increase was a result of debt incurred in connection with the Acquisition, as well as debt incurred in financing the KWT and T.C. Products acquisitions.

Provision for Income Taxes

     The provision for income taxes for 1996 was $5.9 million, with an effective tax rate of 57%, compared to $10.4 million, with an effective tax rate of 44%, for 1995. The decrease in the provision was primarily a result of the decrease in the Company's pre-tax income to $10.3 million for 1996 from $23.7 million in 1995. Taxable income is higher than book income due to the non-deductibility of amortization of the excess cost over the fair value of net assets acquired. A provision is recorded on the income statement based on taxable income; however, federal income taxes payable are reduced and paid-in capital is increased due to the utilization of the net operating loss carryforward.

Net Income

     Due to the factors described above, net income for December 1996 was $4.4 million, compared to $9.9 million for 1995.

PRO FORMA YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994


Revenues

     Revenues increased by $33.5 million or 20% to $200.7 million for 1995 compared to 1994. This increase was primarily due to a $29.4 million increase in chlor-alkali sales, a result of industry-wide strengthening of ECU prices. The average ECU price during the 1995 period increased 27% over the same period in 1994. This was partially offset by reduced sales volumes due to the planned shutdown for maintenance at the St. Gabriel facility.

Cost of Sales

     Cost of sales as a percentage of revenues decreased to 67% for 1995 from 80% for 1994 as a result of lower raw material costs which were partially offset by higher transportation and other expenses and an Acquisition related inventory step-up.

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

Interest Expense, net

     Interest expense increased by $8.8 million to $15.2 million for 1995 from $6.4 million for 1994. This increase was a result of debt incurred in connection with the Acquisition.

Income Before Taxes and Extraordinary Item

     As a result of the above, net income before taxes and extraordinary item increased by $15.3 million to $23.7 million of income for the year ended December 31, 1995 from $8.4 million for the year ended December 31, 1994.

Provision for Income Taxes

     Provision for income taxes increased to $10.4 million, with an effective tax rate of 44%, for the year ended December 31, 1995 from $3.2 million, with an effective tax rate of 39%, for the comparable 1994 period due to higher income. The increase in the effective tax rate is due primarily to the nondeductible nature of the amortization of the excess cost over the fair value of net assets acquired.

Extraordinary Item

     An extraordinary item of $3.4 million net of an income tax benefit of $2.1 million recorded during the 1995 period was due to costs incurred, and previously capitalized costs written off, pertaining to debt refinanced by the Predecessor Company in the 1995 period prior to the Acquisition.

Net Income

     Due to the factors described above, net income increased 91% to $9.9 million for 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company incurred substantial indebtedness in connection with the Acquisition. Concurrently with the Acquisition, the Bank Credit Facility became available to Pioneer Americas. The Bank Credit Facility provides a $30 million revolving line of credit, subject to borrowing base limitations that relate to the level of accounts receivable and inventory of PCAC and All-Pure ("Subsidiary Guarantors"). As of December 31, 1996, the Subsidiary Guarantors had $5.2 million of letters of credit outstanding and had, subject to certain restrictions (including borrowing base limitations), the ability to draw up to $15.7 million of additional secured indebtedness under the Bank Credit Facility. The Bank Credit Facility is secured by the accounts receivable and inventory of the Subsidiary Guarantors, and the guarantee of PCAC issued in connection therewith is secured by first mortgage liens on PCAC's St. Gabriel, Louisiana and Henderson, Nevada plants shared pari passu with PAAC's outstanding 13 3/8% First Mortgage Notes ( the "Mortgage Notes."). The only financial coverage ratio requirements included in either the indenture with respect to the Mortgage Notes or the Bank Credit Facility are those which require a calculation of a consolidated cash flow coverage ratio and an interest coverage ratio. The indenture requires that, on a pro forma basis, when the Company seeks to incur additional indebtedness the Company's consolidated cash flow coverage ratio for the most recently ended four full fiscal quarters immediately preceding the date on which indebtedness is incurred, calculated on a pro forma basis as if indebtedness was incurred on the first day of such four full fiscal quarter period, would be at least 2.75 to 1.0. Dividends may not be paid unless, among other tests, PAAC could incur $1.00 of additional indebtedness. The Bank Credit Facility requires an interest coverage ratio of 1:00 to 1:00. PAAC and Pioneer Americas are in compliance with the financial coverage ratio requirements.

     The Company incurred $8.0 million of term debt concurrently with the acquisition of KWT, with principal payments due at various times beginning March 31, 2000 and with a final payment due December 31, 2002. The Company incurred an additional $4.5 million of term debt concurrently with the acquisition of T.C. Products, with principal payments due July 31, 2001, subject to prepayment. T.C. Products has an issue of tax-exempt bonds outstanding in the amount of $2.3 million.

     The Company believes that cash flow from current and anticipated future levels of operations and, to a lesser extent, the availability under the Bank Credit Facility, will be adequate to make the required payments of principal and interest on outstanding indebtedness, as well as to fund its foreseeable capital expenditures and working capital requirements. Annual cash interest of $19.0 million will be payable on the Mortgage Notes and on the Seller Notes. The Company routinely incurs expenses associated with environmental compliance matters in ongoing operations. These operating expenses include items such as outside waste management, fuel, electricity and salaries. The amounts of these operating expenses were approximately $1.9 million and $1.2 million for the years ended December 31, 1996 and 1995, respectively. The Company considers these types of environmental expenditures normal operating expenses and includes them in cost of sales. The Company does not anticipate a material increase in these types of expenses during 1997. Capital expenditures for environmental-related matters at existing facilities were approximately $4.5 million and $2.2 million for the years ended December 31, 1996 and 1995, respectively. The Company anticipates that capital expenditures for 1997 will be approximately $16.0 million, including approximately $4.4 million for environmental compliance matters. The Company believes that forecasted capital expenditures will permit it to maintain its facilities on a basis competitive within the industry through improved efficiency and throughput and continuation of high operating rates. To the extent that the Company were to draw upon the commitments under the Bank Credit Facility due to adverse business conditions or to finance acquisitions or for other corporate purposes, the Company's aggregate interest expense would be increased.

     The Company's belief that it will generate sufficient cash flow for its requirements is based, among other things, on the assumptions that: (i) the Company's cash flow will be positive as a result of continuing operating profitability of its business; (ii) the Company's working capital requirements will be consistent; (iii) the Company will not incur any material capital expenditures in excess of its business plan.

     Pioneer's source of funds for payment of principal and interest on the Seller Notes will be provided by dividends from PAAC. PAAC is restricted in paying such dividends to 50% of the cumulative consolidated net income of PAAC for the period subsequent to January 1, 1995, and is also required to meet a consolidated cash flow coverage ratio test of at least 2.75 to 1.0 for the prior four fiscal quarters. Payment of dividends by PAAC to Pioneer should not impair PAAC's liquidity if the tests are met.

      On December 11, 1996, the Company announced that it had initiated discussions with Occidental Chemical Corporation ("OxyChem") regarding the proposed acquisition by the Company of OxyChem's Tacoma, Washington chlor-alkali facility (the "Tacoma Facility"). If agreement with OyyChem on the terms of the transaction can be reached, the Company expects that the securing of required financing and completion of the transaction could occur during the first half of 1997. The Tacoma Facility would be the Company's largest plant.

     Working Capital. The Company had working capital of $8.3 million at December 31, 1996, as compared to $11.0 million at December 31, 1995, principally because accrued liabilities at December 31, 1996 increased to $23.9 million from $20.9 million at December 31, 1995 and accounts receivable decreased by $2.6 million.

     Net Cash Used in Investing Activities. Cash used in investing activities for 1996 was $25.1 million, a decrease of $140.8 million from that used by the Predecessor Company in 1995. This decrease was due primarily to the purchase of the Predecessor Company by the Company for $152.3 million in 1995.

     Net Cash Provided by (Used in) Financing Activities. Cash provided by financing activities in 1996 was $0.1 million compared to cash provided by financing activities in 1995 of $147.0 million. The difference is primarily due to the borrowings on the Mortgage Notes of $135 million and the issuance of $21.0 million of Common Stock during 1995 to finance the Acquisition.

     Property, Plant and Equipment. Property, plant and equipment, gross, increased $26.6 million due to routine capital expenditures in 1996 of $17.8 million along with $9.4 million associated with the KWT and T.C.
Products acquisitions.

     Other Assets. Other assets increased $15.5 million to $27.2 million at December 31, 1996 compared to $11.7 million at December 31, 1995. This increase was primarily due to the elimination of the Company's valuation allowance associated with the future utilization of the Company's net operating loss carryforward ("NOL") as the Company determined that future utilization of the NOL was more likely than not. The elimination of the Company's valuation allowance resulted in a corresponding increase in additional paid-in capital.

     Excess Cost Over the Fair Value of Net Assets Acquired. Excess cost over the fair value of net assets acquired increased $5.5 million to $114.4 million at December 31, 1996 compared to December 31, 1995. This increase was mainly attributable to the goodwill recorded as a result of the Company's acquisition of KWT and T.C. Products during 1996, partially offset by the amortization of the asset during 1996.

     Other Long-Term Liabilities. Other long-term liabilities increased by $4.7 million at December 31, 1996 compared to December 31, 1995 due to an increase in technology license fees payable, incurred in connection with the KWT acquisition, along with the incurrence of a capital lease obligation associated with equipment replaced at the St. Gabriel plant.

ACCOUNTING CHANGES

     The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " ("SFAS No. 121"), on January 1, 1996. SFAS No. 121 sets forth guidance on how to measure an impairment of long-lived assets and when to recognize such an impairment. The adoption of this standard did not have a material impact on the Company's financial position or results from operations.

     The Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), on January 1, 1996. Under SFAS No. 123, a company is permitted to either adopt this new standard and record expenses for stock options and other stock-based employee compensation plans based on their fair value at date of grant, or continue to apply its current accounting policy under Accounting Principles Board ("APB") Opinion No. 25 and increase its footnote disclosure. The Company has elected to continue to apply APB Opinion No. 25, and accordingly has increased its footnote disclosure to include the pro-forma impact on net income and earnings per share pursuant to the application of the fair value based method of accounting.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index:

                                                                                          PAGE
                                                                                          ----
     (1) Consolidated  financial  statements,  Pioneer Companies,  Inc. and subsidiary companies:

         Report of Deloitte & Touche LLP,  independent public  accountants,
              dated March 7, 1997                                                          25

         Report of Ernst & Young  LLP,  independent  auditors,  dated  June
              26, 1995                                                                     26

         Report  of  Piercy,  Bowler,  Taylor  & Kern,  independent  public
              accountants, dated January 30, 1995                                          27

         Consolidated balance sheets--December 31, 1996 and 1995                           28

         Consolidated   statements  of  operations   for  the  years  ended
              December  31,  1996,  1995 and 1994 and  Predecessor  Company
              Period from January 1, 1995  through  April 20, 1995 and year
              ended December 31, 1994                                                      30

         Consolidated  statements  of  stockholders'  equity for the  years ended  December  31,  1994,  1995  and  1996  and Predecessor
              Company  year  ended  December  31,  1994  and   Period  from
              January  1, 1995 through April 20, 1995                                      31

         Consolidated   statements  of  cash  flows  for  the  years  ended
              December  31,  1996,  1995 and 1994 and  Predecessor  Company
              Period from January 1, 1995  through  April 20, 1995 and year
              ended December 31, 1994                                                      32

         Notes to consolidated financial statements                                        33

     (2) Supplemental Schedules:

         Schedule II - Valuation and Qualifying Accounts -
              Pioneer Companies, Inc.                                                      54

         Schedule II - Valuation and Qualifying Accounts -
              Pioneer Americas, Inc.                                                       55

    All schedules, except the one listed above, have been omitted since the information required to be submitted has been included in the financial statements or notes or has been omitted as not applicable or not required.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Pioneer Companies, Inc.

We have audited the accompanying consolidated balance sheets of Pioneer Companies, Inc. and its subsidiaries (the "Company"), as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the consolidated financial statement schedule
II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



                                                      DELOITTE & TOUCHE LLP

Houston, Texas
March 7, 1997

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Pioneer Americas, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Pioneer Americas, Inc. (the "Predecessor Company") for the period from January 1, 1995 through April 20, 1995 and for the year ended December 31, 1994. Our audits also included the related financial statement schedule II. These financial statements and schedule are the responsibility of the Predecessor Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of certain of the Predecessor Company's investments (as described in Note 4) have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for these investments, it is based solely on their report.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of the Predecessor Company for the period from January 1, 1995 through April 20, 1995 and the year ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



                                                     ERNST & YOUNG LLP
Houston, Texas
June 26, 1995

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Basic Investments, Inc.
Henderson, Nevada

We have audited the combined statements of income, equity and cash flows of Basic Investments, Inc. and affiliates (the Company) for the year ended December 31, 1994. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of Basic Investments, Inc. and affiliates combined operations and cash flows for the year ended December 31, 1994 in conformity with generally accepted accounting principles.




                                               PIERCY, BOWLER, TAYLOR & KERN
                          CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS ADVISORS
                                                  A PROFESSIONAL CORPORATION



Las Vegas, Nevada
January 30, 1995

                             PIONEER COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   DECEMBER 31,
                                                                          -----------------------------
                                                                               1996             1995
                                                                          ------------     ------------
                                ASSETS
Current assets:
     Cash                                                                  $    15,754      $    11,276
     Accounts receivable, less allowance for doubtful accounts:
        1996, $1,311; 1995, $1,424                                              25,053           27,678
     Inventories                                                                11,026           11,347
     Prepaid expenses                                                            1,807            3,781
                                                                           ------------     ------------
          Total current assets                                                  53,640           54,082
Property, plant and equipment:
     Land                                                                        5,043            1,711
     Buildings and improvements                                                 20,956           13,997
     Machinery and equipment                                                    80,898           67,587
     Cylinders and tanks                                                         4,540            4,503
     Construction in progress                                                   12,321            9,394
                                                                           ------------     ------------
                                                                               123,758           97,192
     Less accumulated depreciation                                            (17,479)          (7,795)
                                                                           ------------     ------------
                                                                               106,279           89,397
Other assets, net of accumulated amortization:
   1996, $1,631; 1995, $1,168                                                   27,190           11,664
Excess cost over the fair value of net assets acquired, net of
   accumulated amortization:  1996, $8,027; 1995, $3,311                       114,459          108,940
                                                                           ------------     ------------
          Total assets                                                     $   301,568      $   264,083
                                                                           ============     ============





                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                   DECEMBER 31,
                                                                          -----------------------------
                                                                               1996             1995
                                                                          ------------     ------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                     $   18,103       $   18,793
     Accrued liabilities                                                      23,859           20,891
     Returnable deposits                                                       3,238            3,437
     Current maturities of long-term debt                                        128              --
                                                                          ------------     ------------
          Total current liabilities                                           45,328           43,121
Bank Credit Facility                                                             --               --
Long-term debt, less current maturities                                      161,103          146,463
Returnable deposits                                                            3,272            3,281
Accrued pension and other employee benefits                                   14,100           13,573
Other long-term liabilities                                                   17,864           13,170
Commitments and contingencies (Note 10)
Stockholders' equity:
     Preferred stock: $.01 par value, authorized 10,000
        shares, none issued
     Common stock:
        Class A, $.01 par value, authorized 46,000 shares, issued and outstanding:
          1996, 7,906; 1995, 7,884                                                79               79
        Class B, $.01 par value, authorized 4,000 shares,
          655 shares issued and outstanding,
          convertible share-for-share into Class A shares                          7                7
     Additional paid-in capital                                               53,853           40,056
     Retained earnings                                                         5,962            4,333
                                                                          ------------     ------------
          Total stockholders' equity                                          59,901           44,475
                                                                          ------------     ------------
          Total liabilities and stockholders' equity                       $ 301,568        $ 264,083
                                                                          ============      ===========



                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                 PREDECESSOR COMPANY
                                                                            ----------------------------
                                                                             PERIOD FROM
                                                                              JANUARY 1
                                              YEAR ENDED DECEMBER 31,          THROUGH      YEAR ENDED
                                        ----------------------------------     APRIL 20,    DECEMBER 31,
                                            1996        1995        1994         1995          1994
                                        ---------    ---------    --------   ----------     ---------
Revenues                                $ 208,908    $ 142,908    $    --    $   57,848     $ 167,217
Cost of sales                             150,464       98,175         --        37,400       134,556
                                        ---------    ---------    --------   ----------     ---------
Gross profit                               58,444       44,733         --        20,448        32,661
Selling, general and
   administrative expenses                 29,860       20,765         155        7,047        22,529
                                        ---------    ---------    --------   ----------     ---------
Operating income (loss)                    28,584       23,968        (155)      13,401        10,132
Interest expense, net                     (19,212)     (13,540)         15       (1,665)       (6,407)
Settlement of litigation and
   insurance claims, net                      --           --          --           --          3,326
Other income (expense), net                  887           637         --          (115)        1,337
                                        ---------    ---------    --------   ----------     ---------
Income (loss) before taxes and
   extraordinary item                      10,259       11,065        (140)      11,621         8,388
Income tax provision                        5,859        5,579          --        4,809         3,242
                                        ---------    ---------    --------   ----------     ---------
Income (loss) before extraordinary
    item                                    4,400        5,486        (140)       6,812         5,146
Extraordinary item, early
   extinguishment of debt (net of
   income tax benefit of $2,140)               --           --          --        3,420           --
                                        ---------    ---------    --------   ----------     ---------
Net income (loss)                           4,400        5,486        (140)       3,392         5,146
Accretion of dividends on preferred
   stock and adjustment to redeemable
   stock put warrants                          --          --           --           --        (1,824)
                                        ---------    ---------    --------   ----------     ---------
Net income (loss) applicable to
   common stock                         $   4,400    $   5,486    $   (140)  $  3,392       $   3,322
                                        =========    =========    ========   ==========     =========

Net income (loss) per share             $     .48    $     .70    $   (.03)
                                        =========    =========    ========

Weighted average number of shares of
   common stock outstanding                 9,156        7,850       4,626
                                        =========    =========    ========






                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                      COMMON STOCK ISSUED AND OUTSTANDING
                                     --------------------------------------     ADDITIONAL   RETAINED
                                         CLASS A               CLASS B           PAID-IN     EARNINGS
                                     SHARES    AMOUNT     SHARES     AMOUNT      CAPITAL     (DEFICIT)       TOTAL
                                     -------   ------     ------     ------     ----------   --------     ---------
PIONEER COMPANIES, INC.
Balance at December 31, 1993           2,650   $   27        769     $    8     $    754     $ (1,013)    $    (224)
   Private placement                   1,102       11         --         --        1,092           --         1,103
   Net loss                               --       --         --         --           --         (140)         (140)
   Stock issued to non-employee
       Directors                          16       --         --         --           23           --            23
                                      ------   ------     ------     ------     --------     --------     ---------
Balance at December 31, 1994           3,768       38        769          8        1,869       (1,153)          762
   Private placement                      24        1         --         --           36           --            37
   Stock issued to Interlaken
     Investment Partners, L.P.         2,841       28         --         --       14,972           --        15,000
   Stock issued to certain employees
     and directors of the Predecessor
      Company                          1,136       11         --         --        5,989           --         6,000
   Conversion of Class B shares into
     Class A shares                      114        1       (114)        (1)          --           --            --
   Recognition of the NOL benefit         --       --         --         --       17,190           --        17,190
   Net income                             --       --         --         --           --        5,486         5,486
                                      ------   ------     ------     ------     --------     --------     ---------
Balance at December 31, 1995           7,883       79        655          7       40,056        4,333        44,475
   Stock issued to non-employee
     Directors                            22       --         --         --          147           --           147
   Stock dividend issuable                --       --         --         --        2,771       (2,771)           --
   Recognition of the NOL benefit         --       --         --         --       10,879           --        10,879
   Net income                             --       --         --         --           --        4,400         4,400
                                      ------   ------     ------     ------     --------     --------     ---------
Balance at December 31, 1996           7,905   $   79        655     $    7     $ 53,853     $  5,962     $  59,901
                                      ======   ======     ======     ======     ========     ========     =========

                                                  COMMON STOCK          ADDITIONAL
                                             ISSUED AND OUTSTANDING       PAID-IN        RETAINED
                                               SHARES       AMOUNT        CAPITAL        EARNINGS       TOTAL
                                            -----------   --------     ----------    -----------     -----------
PREDECESSOR COMPANY
Balance at December 31, 1993                      1,453   $     14     $    4,028    $    15,679     $    19,721
   Common Stock issuance                             56          1            158             --             159
   Adjust carrying value of stock
     warrants                                        --         --             --         (1,424)         (1,424)
   Accretion of excess redemption value
     of redeemable preferred stock over
     carrying value and amount of
     dividends not declared or paid                  --         --             --           (500)           (500)
   Net income                                        --         --             --          5,146           5,146
                                            -----------   --------     ----------     ----------     -----------
Balance at December 31, 1994                      1,509         15          4,186         18,901          23,102
   Accretion of excess redemption value
     of redeemable preferred stock over
     carrying value and amount of
     dividends not declared or paid                  --         --             --           (124)           (124)
   Net income                                        --         --             --          3,392           3,392
                                            -----------   --------     ----------     ----------     -----------
Balance at April 20, 1995                         1,509   $     15     $    4,186     $   22,169     $    26,370
                                            ===========   ========     ==========     ==========     ===========

                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                PREDECESSOR COMPANY
                                                                                              -----------------------
                                                                                                PERIOD
                                                                                                 FROM
                                                                                              JANUARY 1,
                                                                                                 1995
                                                                   YEAR ENDED DECEMBER 31,     THROUGH     YEAR ENDED
                                                      ---------------------------------------  APRIL 20,   DECEMBER 31,
                                                           1996            1995        1994       1995        1994
                                                      ------------      ----------  ---------  --------     ---------
OPERATING ACTIVITIES:
Net income (loss)                                     $      4,400      $    5,486  $   (140)  $  3,392     $   5,146
Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities:
     Depreciation and amortization                          18,213          12,274         6      4,490        13,595
     Provision for bad debts                                   --              138       --          47         1,235
     Write-off of previous finance
        costs                                                  --              --        --       1,282           --
     Loss (gain) on disposal of
        property, plant and equipment                          --              --        --          13            (4)
     Provision for SAR's                                       --              --        --         --            968
     Equity in earnings of BII and
        VVLC                                                   --              --        --        (204)         (183)
     Net change in deferred taxes                            3,773           3,590       --      (2,086)       (1,256)
     Net effect of changes in
        operating assets and liabilities
         (net of acquisitions)                               2,848           5,526      (267)    (4,323)        2,918
                                                      ------------      ----------  ---------  --------     ---------
Net cash flows from operating activities                    29,234          27,014      (401)     2,611        22,419
                                                      ------------      ----------  ---------  --------     ---------
INVESTING ACTIVITIES:
   Acquisition of businesses                                (7,281)       (152,318)      --         --            --
   Capital expenditures                                    (17,839)        (13,556)      --      (3,447)       (5,681)
   Proceeds from sale of property,
     plant and equipment                                       --              --          --         58          694
                                                      ------------      ----------  ---------  --------     ---------

Net cash flows from investing activities                   (25,120)       (165,874)        --   ( 3,389)       (4,987)
                                                      ------------      ----------  ---------  --------     ---------

FINANCING ACTIVITIES:
   Borrowings:
     Proceeds                                                  --          153,500        75    106,000        83,900
     Repayments                                                (75)        (27,500)      --    (103,971)      (99,961)
   Dividends paid on preferred stock
     and purchase stock put warrant                            --              --        --      (2,341)          --
   Proceeds from issuance of
      equity securities                                        147          21,036     1,102         --           170
                                                      ------------      ----------  ---------  --------     ---------

Net cash flows from financing activities                        72         147,036     1,177       (312)      (15,891)
                                                      ------------      ----------  ---------  --------     ---------
Net increase (decrease) in cash                              4,186           8,176       776     (1,090)        1,541
Cash acquired in acquisition                                   292           2,220       --         --            --
Cash at beginning of period                                 11,276             880       104      3,310         1,769
                                                      ------------      ----------  ---------  --------     ---------

Cash at end of period                                     $ 15,754       $  11,276  $    880  $   2,220    $    3,310
                                                      ============       =========  ========  =========    ==========




                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  ORGANIZATION AND BASIS OF PRESENTATION

     As of March 31, 1995, GEV Corporation ("GEV") changed its name to Pioneer Companies, Inc. ("Pioneer"). GEV had previously sold its businesses and had no active operations before it made the acquisitions described below.

     On April 20, 1995, Pioneer acquired Pioneer Americas, Inc. ("Pioneer Americas" or the "Predecessor Company") for approximately $177 million (the "Acquisition"). Pioneer Americas manufactured chlorine, caustic soda and related products used in a variety of applications including water treatment, plastics, detergents and agricultural chemicals. Consideration for the Acquisition included cash, assumption of certain liabilities and repayment of debt of the Predecessor Company, redemption of preferred stock of the Predecessor Company and fees and expenses related to the Acquisition. In connection with the Acquisition, Pioneer sold common stock, issued long-term debt and entered into a new bank revolving credit facility. The Acquisition was accounted for as a purchase; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their fair market value and the operations of the Predecessor Company were included in the consolidated financial statements from the date acquired. The acquisition resulted in $112 million of excess cost over the fair value of the net assets acquired, which is being amortized on a straight line basis over periods of up to 25 years.

     Pioneer acquired KWT, Inc. in February 1996 for $9.6 million and T.C. Products in July 1996 for $10.0 million. KWT, Inc. produces polyaluminum chloride, aluminum sulfate, sodium aluminate and ferric sulfate for the waste water treatment market. T. C. Products manufactures bleach and related products. The acquisitions were accounted for as a purchase; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their fair market value and the operations for the acquired companies were included in the consolidated financial statements from the date acquired. The acquisitions resulted in $9.8 million of excess cost over the fair value of the net assets acquired, which is being amortized on a straight line basis over periods of up to 25 years. Had the acquisitions been made as of January 1, 1996 and 1995, they would not have had a significant impact upon the consolidated results of operations for the years ended December 31, 1996 and 1995. The acquisitions do not have a significant impact on the Company's financial statements, and therefore pro forma information is not presented.

     The consolidated financial statements include the accounts of Pioneer and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated.

     Amounts presented in the notes to the consolidated financial statements for the Predecessor Company are based upon its historical accounting basis for the periods presented. Such amounts do not include effects of the purchase of the Predecessor Company by Pioneer. Amounts presented in the notes to the consolidated financial statements for the Predecessor Company for the period from January 1, 1995 through April 20, 1995 and for the year ended December 31, 1994 are included under the captions "Predecessor Company, 1995" and "Predecessor Company, 1994," respectively.

     The Company operates in one industry segment and one geographic area.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

      All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Interest income is netted against interest expense for the periods presented. The company had interest income for the years ended December 31, 1996 and 1995 of $0.7 million and $0.3 million, respectively. The Predecessor Company had interest income for the period from January 1, 1995 through April 20, 1995 and the year ended December 31, 1994 of $0.1 million for each period.

INVENTORIES

     Inventories are valued at the lower of cost or market. Finished goods and work-in-process costs are calculated under the average cost method, which includes appropriate elements of material, labor, and manufacturing overhead costs, while the first-in, first-out method is utilized for raw materials, supplies, and parts. The Company enters into agreements with other companies to exchange chemical inventories in order to minimize working capital requirements and to facilitate distribution logistics. Balances related to quantities due to or payable by the Company are included in inventory. The results of operations for the year ended December 31, 1995 include the effects of an increase of $1.7 million to cost of sales due to the step-up in value of inventory in connection with the Acquisition.

PROPERTY, PLANT, AND EQUIPMENT

     Depreciation for financial reporting purposes is computed primarily under the straight-line method over the estimated remaining useful lives of the assets. Asset lives range from 5 to 15 years with a predominant life of 10 years.

OTHER ASSETS

     Other assets include amounts for deferred financing costs which are being amortized on a straight-line basis over the term of the related debt. Amortization of such costs using the interest method would not result in material differences in the amounts amortized during the periods presented. Amortization expense for other assets for the years ended December 31, 1996 and 1995 were approximately $2.3 million and $1.1 million, respectively.

     Other assets of the Predecessor Company included amounts for organization costs, deferred financing costs, noncompete agreements, permits, licenses, and customer lists obtained in conjunction with the acquisitions of All-Pure, GPS Pool Supply, Inc. ("GPS") and Imperial West Chemical Co. ("Imperial West") which were being amortized on a straight-line basis over their estimated useful lives. The Predecessor Company's deferred financing costs were being amortized on a straight-line basis over the term of the related debt. Amortization of such costs using the interest method would not result in material differences in the amounts amortized during the periods presented. Amortization expense for other assets was approximately $0.8 million for the period from January 1, 1995 through April 20, 1995 and $1.7 million for the year ended December 31, 1994 .

EXCESS COST OVER THE FAIR VALUE OF NET ASSETS ACQUIRED

      Excess cost over the fair value of net assets acquired of approximately $122 million is amortized on a straight-line basis over periods of up to 25 years. The carrying value of excess cost over the fair value of net assets acquired is reviewed annually and if this review indicates that such excess cost will not be recoverable, as determined based on the estimated future undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of excess cost over the fair value of net assets acquired will be reduced by the estimated shortfall of discounted cash flows or the fair value of the related entity. No such reductions were made in 1996 or 1995. Amortization expense for excess cost over the fair value of net assets acquired was approximately $5.1 million and $3.3 million for the years ended December 31, 1996 and 1995, respectively.

     The Predecessor Company's excess cost over the fair value of net assets acquired of approximately $12.8 million and is amortized on a straight-line basis over 20 years. Amortization expense was approximately $0.2 million for the period from January 1, 1995 through April 20, 1995 and $0.6 million for 1994.

ENVIRONMENTAL EXPENDITURES

     Remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are based upon management's best estimate of the ultimate cost and are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Ongoing environmental compliance cost, including maintenance and monitoring costs, are charged to operations as incurred.

RETURNABLE DEPOSITS

     Customers are required to pay a security deposit on cylinders, tanks, and containers. The deposits are refunded to the customer upon the termination of service and return of the cylinders, tanks, and containers.

INCOME TAXES

     For financial reporting purposes, deferred income taxes are determined utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with differences between the financial accounting basis and tax basis of the assets and liabilities, and the ultimate realization of any deferred tax asset resulting from such differences.

PER SHARE INFORMATION

     Income per common share is computed using the weighted average number of common shares outstanding during the period, after giving retroactive effect to the one-for-four reverse stock split of Pioneer's Class A and Class B Common Stock, effective as of April 27, 1995, and after giving retroactive effect to a 7% stock dividend on the Class A and Class B Common Stock to shareholders of record on December 16, 1996. Common stock equivalents are not significant; accordingly, such items were not used in the computation of income per common share.

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

IMPAIRMENT OF LONG-LIVED ASSETS

      For 1996, the Company adopted a new accounting standard for the impairment of long-lived assets. This standard requires that certain assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recovered. If it is determined that the asset's carrying amount is not recoverable, the new accounting standard requires that the carrying value be reduced to the fair value of the assets. Implementation of this standard did not have a significant impact on the Company's 1996 consolidated financial statements.

STOCK-BASED COMPENSATION

     For 1996, the Company adopted a new accounting standard for stock-based compensation. Under the new standard, a company may elect to continue its current method to account for stock-based compensation and include additional disclosure in its financial statements or record expenses for such compensation based on the fair value of the instruments on the date of their grant. The Company elected to continue with the method that it had previously used; accordingly, the 1996 consolidated financial statements do not include any charge for the fair value of grants for stock-based-compensation instruments. The additional disclosure required by the accounting standard is presented in
Note 15.

RECLASSIFICATIONS

     Certain amounts have been reclassified in prior years to conform to the current year presentation. All reclassifications have been applied consistently for the periods presented.


3.  SUPPLEMENTAL CASH FLOW INFORMATION

      Net effect of changes in operating assets and liabilities (net of acquisitions) are as follows:

                                                                                      PREDECESSOR COMPANY
                                                                                  --------------------------
                                                    YEAR ENDED DECEMBER 31,
                                             ------------------------------------
                                               1996             1995        1994       1995          1994
                                             ---------      ----------    ------   --------     ---------
Accounts receivable                         $    4,588      $    1,866    $  --    $(3,617)     $  (4,889)
Due from affiliates                                --              --        --        --             535
Receivable from insurance carriers and
   agents                                          --              --        --        --            (102)
Income taxes receivable                            --              --        --        --           2,738
Inventories                                      2,259           1,541       --       (638)          (876)
Prepaid expenses                                  (241)         (1,416)      --        722           (371)
Other assets                                    (2,617)         (3,104)       24    (1,342)          (305)
Accounts payable                                (3,171)         (2,464)      --      4,899            862
Accrued liabilities                                187           8,931      (291)   (3,784)         3,783
Returnable deposits                               (199)           (234)      --       (259)          (323)
Other long-term liabilities                      1,515             (71)      --       (726)         1,079
Accrued pension and other employee
   benefits                                        527             477       --        422            787
                                            ---------       ----------    ------   --------     ---------
Net change in operating accounts            $    2,848      $    5,526    $ (267)  $(4,323)     $   2,918
                                            ==========      ==========    ======   ========     =========

      Following is supplemental cash information:


                                                                                      PREDECESSOR COMPANY
                                                                                  --------------------------
                                                    YEAR ENDED DECEMBER 31,
                                             ------------------------------------
                                               1996             1995        1994       1995          1994
                                             ---------    ------------  -----------   ----------  ----------
Cash payments for:
   Interest                                  $  19,215    $      8,704  $       --    $    3,067  $    4,482
                                             =========    ============  ===========   ==========  ==========

   Income taxes                              $   4,106    $      1,707  $       --    $    1,852  $    3,730
                                             =========    ============  ===========   ==========  ==========
Investing activities of acquisitions
   during the period:
     Cash paid for acquisition               $   7,281    $    152,318  $       --    $       --  $      238
     Long-term debt issued                      12,517          11,463          --            --       3,254
     Liabilities assumed                         7,419          90,596          --            --          --
     NOL benefit recognized                         --          13,600          --            --          --
                                             ---------    ------------  -----------   ----------  ----------
     Fair value of assets acquired           $  27,217    $    267,977  $       --    $       --   $   3,492
                                             =========    ============  ===========   ===========  =========


      Included in the above table are the acquisitions of: KWT, Inc. and T.C. Products in 1996; Pioneer Americas, Inc. in 1995; and GPS in 1994 by the Predecessor Company.

      Other non-cash items included in the consolidated financial statements include: increase in shareholders equity of $10.9 million and $3.6 million in 1996 and 1995, respectively, due to recognizing the benefit of the net operating loss carryforward; and exchange of $135 million of 13 3/8% Senior Notes for $135 million of 13 3/8% First Mortgage Notes in 1996.

4.  INVENTORIES

Inventories consisted of the following at December 31:


                                                   1996              1995
                                               -------------    ------------

Raw materials, supplies, and parts             $      10,610    $      9,849
Finished goods and work-in-process                     4,349           3,155
Inventories under exchange agreements                 (3,933)         (1,657)
                                               -------------    ------------
                                               $      11,026    $     11,347
                                               =============    ============

5. INVESTMENTS IN BASIC INVESTMENTS, INC. (BII) AND VICTORY VALLEY LAND COMPANY, L.P. (VVLC)

     The Company, through its subsidiary Pioneer Chlor Alkali Company, Inc. ("PCAC"), owns approximately 32% of the common stock of BII, which owns and maintains the water and power distribution network within the Henderson, Nevada industrial complex and which is a large landowner in Clark County, Nevada. The remainder of the common stock of BII is owned by other companies located in the industrial complex. Prior to the Acquisition, the investment in BII was accounted for by the Predecessor Company under the equity method after adjustment to reflect PCAC's basis.

     PCAC has an approximate 21% limited partnership interest in VVLC. The purpose of VVLC's business is to receive, hold and develop the lands, water rights, and other assets contributed by the partners for investment. A wholly owned subsidiary of BII, acting as general partner with a 50% interest in VVLC, contributed all rights, title, and interest in and to certain land to VVLC. PCAC assigned certain water rights to VVLC. Prior to the Acquisition, the investment in VVLC was accounted for by the Predecessor Company under the equity method.

     The Company's interests in BII and in VVLC (referred to as the Basic Ownership) constitute assets that, pursuant to the Acquisition Agreement and the Contingent Payment Agreement, will be held for the economic benefit of the Sellers for a period of 20 years. Dividends and distributions received by the Company on account of the Basic Ownership (including amounts payable as a result of sales of land or other assets owned by BII or VVLC) are deposited into the Contingent Payment Account and used to satisfy certain obligations of the Sellers under environmental and other obligations in favor of the Company. After payment or provision for payment of such obligations in accordance with the provisions of the Contingent Payment Agreement, amounts received by the Company subsequent to April 20, 1995 on account of the Basic Ownership will be remitted to the Sellers under the Contingent Payment Agreement for such 20-year period. The Sellers also have certain rights during such period with respect to determinations affecting the Basic Ownership, including the right (subject to certain limited conditions) to direct the sales or disposition of interests constituting the Basic Ownership and the right (with certain limited exceptions) to vote the interests constituting the Basic Ownership, notwithstanding the ownership of such interests by the Company. Since the Sellers maintain the economic benefit of the Basic Ownership and the Company has not received, nor expects to receive in the future, any economic benefit from BII or VVLC, the Company has not maintained these balances in its financial statements since the Acquisition.

     The BII financial information includes the accounts of VVLC. The following is a summary of financial information pertaining to BII and VVLC for the Predecessor Company for the year ended December 31, 1994:


Revenues                                          $       5,659
Costs and expenses                                        4,834
                                                  -------------
Income before taxes                                         825
Income tax expense                                         (274)
                                                  -------------
     Net income                                   $         551
                                                  =============
Equity in earnings (included in other income)     $         183
                                                  =============


6.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following at December 31:

                                                1996           1995
                                            --------------  -----------
Payroll, benefits, and pension              $     2,583     $     5,371
Interest and bank fees                            5,327           5,172
Current deferred tax liability                    2,305           2,293
Other accrued liabilities                        13,644           8,055
                                            -----------     -----------
      Accrued liabilities                   $    23,859     $    20,891
                                            ===========     ===========

7.  PENSION AND OTHER EMPLOYEE BENEFITS

     Annual pension costs and liabilities for the Company under its two defined-benefit plans covering all of its employees are determined by actuaries using various methods and assumptions. The Company has agreed to voluntarily contribute such amounts as are necessary to provide assets sufficient to meet the benefits to be paid to its employees. The Company's present intent is to make annual contributions, which are actuarially computed, in amounts not more than the maximum nor less than the minimum allowable under the Internal Revenue Code. For purposes of determining annual expenses and funding contributions, the following assumptions were used for the years ended December 31:

                                      1996              1995             1994
                                      ----              ----             ----
Rate of return on plan assets         8.0%              8.0%             8.0%
Discount rate                         7.5%              7.5%             7.5%
Annual compensation increase          4.0%              4.0%             5.0%

     Pension expense for the periods presented was comprised of:


                                                                         PREDECESSOR COMPANY
                                                                       -----------------------
                                                 1996         1995        1995         1994
                                            -----------   ----------   ----------   ----------
SERVICE COST                                $      597    $     410    $     178    $     571
INTEREST COST                                      892          566          260          770
RETURN ON PLAN ASSETS                           (1,132)        (394)        (149)        (537)
AMORTIZATION OF PRIOR SERVICE AND OTHER            462           56           (7)         225
                                            -----------   ----------    ---------   ----------

TOTAL PENSION EXPENSE                       $      819    $     638     $    282    $   1,029
                                            ===========   ==========    =========   ==========

     The funded status of the pension plans for which assets exceed accumulated benefits and the plan for which accumulated benefits exceed assets as of the actuarial valuation dates of December 31, 1996 and 1995 were as follows:



                                                                           1996                       1995
                                                               ----------------------------      --------------
                                                                 Accumulated    Assets Exceed      Accumulated
                                                               Benefits Exceed   Accumulated     Benefits Exceed
                                                                   Assets         Benefits           Assets
Actuarial present value of benefits based on service to date and present pay levels:

Vested benefit obligation                                       $     3,823   $      6,122       $      8,488
Non-vested benefit obligation                                           212            389              1,513
                                                              -------------   ------------       ------------
Accumulated benefit obligation                                        4,035          6,511             10,001
Plan assets at fair value                                             3,318          6,963              7,293
                                                               ------------   ------------       ------------
Plan assets in excess (less than) accumulated benefit
obligation                                                              717           (452)            (2,708)
Additional amounts related to projected salary increases              2,171            911              2,199
                                                               ------------   ------------       ------------
Plan assets less than total projected benefit obligation             (1,454)        (1,363)            (4,907)
Unrecognized gain                                                       236          1,254                185
Unrecognized prior service cost                                        (372)           220               (202)
                                                              -------------   ------------       ------------
         Pension obligation                                    $      1,318   $      2,837       $      4,890
                                                               ============   ============       ============


     Plan assets at December 31, 1996 and 1995 consist primarily of fixed income investments and equity investments.

   The Company offers defined-contributions plans for its employees with the employees generally contributing from 1% to 15% of their compensation. Aggregate contributions by the Company to such plans were $0.5 million and $0.2 million in 1996 and 1995, respectively. Aggregate contributions by the Predecessor Company for such plans were $0.1 million for the period from January 1, 1995 through April 20, 1995 and none for 1994.

     In addition to providing pension benefits, PCAC provides certain health care and life insurance benefits for retired employees. Substantially all of PCAC's employees may become eligible for those benefits if they reach normal retirement age while working for the Company. The following table presents the plan's funded status reconciled with amounts recognized in the Company's balance sheet at December 31:


                                                        1996           1995
                                                    -------------  ---------

Accumulated post-retirement benefit obligation:
     Retirees                                     $       3,737  $        3,669
     Fully eligible active plan participants              1,483           1,380
     Other active plan participants                       4,986           4,169
                                                  -------------  --------------
                                                         10,206           9,218
Unrecognized net loss                                      (125)             --
                                                  -------------  --------------
     Accrued post-retirement benefit cost         $      10,081  $        9,218
                                                  =============  ==============

     Net periodic post-retirement benefit cost for the periods presented includes the following components:



                                                                                    PREDECESSOR COMPANY
                                                                                  ----------------------
                                                     1996              1995          1995        1994
                                                 ---------          ----------    ---------   -----------
Service cost                                     $    369           $     243     $    109    $      324
Interest cost                                         693                 449          176           519
Amortization of transition obligation
    over 20 years                                      --                  15            8            32
Other components                                       --                  48           --            --
                                                 ---------          ----------    ---------   -----------
     Net periodic post-retirement benefit cost   $  1,062           $     755     $    293    $      875
                                                 =========          ==========    =========   ===========

     The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 10.0% for 1996 (the same as the rate previously assumed for 1995 and 1994) and is assumed to decrease gradually to 6% for 2010 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 31, 1996, 1995 and 1994 by $0.8 million, $0.7 million and $0.6 million, respectively, and the aggregate of the service and interest cost components of the net periodic post-retirement benefit cost for each of 1996, 1995 and 1994 by $0.1 million.

     The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 7.5% at December 31, 1996, 1995 and 1994.

     As a result of the Acquisition, the unrecognized net loss and unrecognized transition obligation amounts as of that date were recognized.

8.  BANK CREDIT FACILITY

     In April 1995, the Company entered into a credit agreement which provides for the three-year Bank Credit Facility with Bank of America, Illinois ("BAI"). The Company may borrow up to $30.0 million, subject to certain borrowing base limitations. At December 31, 1996, no amounts were outstanding under the Bank Credit Facility. The revolving loans bear interest at a rate equal to, at the Company's option, (i) the reference rate set by BAI or (ii) the LIBOR Base Rate. The Bank Credit Facility requires the Company to pay a fee equal to one half of one percent per annum on the total unused balance. Indebtedness outstanding under the Bank Credit Facility is collateralized by a security interest in all of the inventory, accounts receivable and certain other assets of PCAC and All-Pure Chemical Co. ("All-Pure). Up to $10.0 million of the Borrowing Base, as defined by the Bank Credit Facility, can be utilized for letters of credit. The Borrowing Base at December 31, 1996 was approximately $18.6 million. After consideration of applicable outstanding letters of credit of approximately $2.9 million, the unused availability of the Borrowing Base was approximately $15.7 million at December 31, 1996.

     The Bank Credit Facility contains restrictive covenants that, among other things and under certain conditions, limit the ability of the Company to incur additional indebtedness, to acquire or dispose of assets or operations and to pay dividends or redeem shares of stock.

9.  LONG-TERM DEBT

     Long-term debt consisted of the following at December 31:

                                                                                          1996          1995
                                                                                       ------------ -------------
13 3/8% First Mortgage Notes, due 2005                                                    $135,000    $135,000
Seller  notes,  interest  at 8% per annum and payable  quarterly,  due in five annual
    installments beginning in 2001                                                          11,463      11,463
Promissory note to Kemira Kemi AB, principal  payments due in four equal installments on March 31, 2000,  2001,  2002 and December 31, 2002,  with a variable  interest
    rate based on LIBOR plus 1.2%, interest is paid semi-annually                            8,016          --
Subordinated  notes payable to the sellers of T.C.  Products,  principal payments due
    July 31, 2001,  subject to prepayment,  with a variable  interest rate based on a
    bank's prime rate plus 1%, interest is paid monthly                                      4,500          --
Tax-exempt  bond  financed  through the Economic  Development  Corporation  of Pierce
    County,  Washington,  principal  payments  due in  variable  annual  installments through 2014,  with a variable  interest  rate based on current  market rates for
    comparable securities, interest is paid monthly                                          2,252          --
                                                                                       ------------ -------------
Total                                                                                      161,231     146,463
Current maturities of long-term debt                                                          (128)         --
                                                                                       ------------ -------------
Long-term debt                                                                            $161,103    $146,463
                                                                                       ============ =============

     Long-term debt matures as follows: $0.1 million in 1997; $0.1 million in 1998: $0.1 million in 1999; $2.1 million in 2000; $6.6 million in 2001;
and $152.1 million thereafter.

     As part of the Acquisition in April 1995, the Company issued and sold $135 million of 13 3/8% Senior Notes due in 2005. In January 1996, the Company exchanged, as part of a public offering, the $135 million of Senior Notes for $135 million of 13 3/8% First Mortgage Notes due in 2005. Like the Senior Notes, the Mortgage Notes are senior secured obligations of the Company, ranking senior in right of payment to all subordinated indebtedness. The Mortgage Notes are fully and unconditionally guaranteed on a joint and several basis by all of Pioneer Americas Acquisition Corp.'s direct and indirect wholly-owned subsidiaries and are secured by first mortgage liens on certain manufacturing facilities. Following is a summary of selected items for the direct and indirect subsidiaries which are not guarantors of the Mortgage Notes as of and for the year ended December 31, 1996 (in thousands):

Current assets                        $  13,004
Non-current assets                       32,224
Current liabilities                       7,294
Non-current liabilities                  40,498
Revenues                                 36,142
Gross profit                              1,865
Net loss                                 (5,214)

     The Company is a holding company with no operating assets or operations. Financial statements of the Company's direct and indirect wholly-owned subsidiaries are not separately included as the Company's management does not believe this information would be material to investors.

     The Mortgage Notes are redeemable at the Company's option starting in 2000. Before 1998, the Company may redeem a maximum of $35 million of the Mortgage Notes at 113% of the principal amount due with funds from a public offering of common stock of the Company (to the extent such funds are contributed to the Company). Upon change of control, as defined in the agreement, the Company is required to offer to purchase the Mortgage Bonds for 101% of the principal due.

     The Mortgage Notes, the Seller Notes and other long-term debt contains various restrictions on the Company, which, among other things, limit the ability of the Company to incur additional indebtedness, to acquire or dispose of assets or operations and to pay dividends or redeem shares of stock.

10.  FINANCIAL INSTRUMENTS

CONCENTRATION OF CREDIT RISK

     The Company manufactures and sells its products to companies in diverse industries. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company's sales are primarily to customers in the western and southeastern regions of the United States. Credit losses relating to these customers have been within management's expectations.

     The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that any possible loss is minimal.

     Net sales of the Company included sales to a major customer of approximately $23.5 million for the year ended December 31, 1996. Net sales of the Predecessor Company included sales to a major customer of approximately $7.5 million for the period from January 1, 1995 through April 20, 1995 and $18.7 million in 1994.

INVESTMENTS

     It is the policy of the Company to invest its excess cash in investment instruments or securities whose value is not subject to market fluctuations such as master notes of issuers rated at the time of such investment of at least "A-2" or the equivalent thereof by S&P or at least "P-2" or the equivalent thereof by Moody's or any bank or financial institution party to the Company's Bank Credit Agreement with Bank of America.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     In preparing disclosures about the fair value of financial instruments, the Company has assumed that the carrying amount approximates fair value for cash and cash equivalents, receivables, short-term borrowings, accounts payable and certain accrued expenses because of the short maturities of those instruments. The fair values of long-term debt instruments are estimated based upon quoted market values (if applicable), or on the current interest rates available to the Company for debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange. The Company held no derivative financial instruments as of December 31, 1996 and 1995.

     At December 31, 1996, the fair market value of all of the Company's financial instruments approximated the book value, except its 13 3/8% First Mortgage Notes due 2005, which had a book value of $135 million and a fair value based upon its current quoted market price of $153 million.

11.  COMMITMENTS AND CONTINGENCIES

LETTERS OF CREDIT

     At December 31, 1996 the Company had letters of credit and performance bonds outstanding of approximately $5.2 million and $4.7 million, respectively. These letters of credit and performance bonds were issued for the benefit of: customers under sales agreements securing delivery of products sold, a power company as a deposit for the supply of electricity, and a state environmental agency as required for manufacturers in the state. The letters of credit expire at various dates in 1997 and 1998. No amounts were drawn on the letters of credit at December 31, 1996.

PURCHASE COMMITMENTS
     The Company has committed to purchase salt used in the production process under contracts which continue through December 31, 2003. Based on the contract terms, a minimum of 563,111 tons of salt are to be purchased in 1997, 280,000 tons in 1998 and 225,000 tons in each of the years 1999 through 2003. The future minimum salt commitments are as follows (in thousands):

                1997                          $  4,402
                1998                             2,480
                1999                             1,903
                2000                             1,960
                2001                             2,019
                Thereafter                       4,221
                                              --------
                Total purchase commitment     $ 16,985
                                              ========


OPERATING LEASES

     The Company leases certain manufacturing and distribution facilities, computer equipment, and administrative offices under noncancelable leases. Minimum future rental payments on such leases with terms in excess of one year in effect at December 31, 1996 are as follows (in thousands):


                1997                          $  9,851
                1998                             9,439
                1999                             9,363
                2000                             7,647
                2001                             7,023
                Thereafter                       4,952
                                              --------
                Total minimum obligations     $ 48,275
                                              ========

     Lease expense charged to operations for the years ended December 31, 1996 and 1995 was approximately $9.5 million and $6.3 million, respectively. Lease expense charged to the Predecessor Company's operations for the period from January 1, 1995 through April 20, 1995 and the year ended December 31, 1994 was approximately $3.3 million and $8.4 million, respectively.

LITIGATION

     During 1993, Imperial West was awarded $1.38 million as the result of a breach of contract claim it asserted against the lessor of one of the Imperial West plants. Appeals of the judgment were upheld and the award together with interest was paid in January 1996. The consolidated financial statements at December 31, 1995 included a receivable for the award. The lessor also filed suit alleging that Imperial West was required to remediate alleged contamination prior to the termination of the lease in July 1995. The parties settled that action under terms pursuant to which (i) Imperial West paid the lessor $900,000 upon the termination of the lease in July 1995, and (ii) the lessor transferred title to the property to Imperial West. In addition, Imperial West agreed to indemnify the lessor against any future environmental liability with respect to the property. Certain insurers paid a portion of Imperial West's defense costs in connection with the lawsuit by the lessor.

     In 1994, the trustee in the bankruptcy of a company which was a customer of the Predecessor Company filed suit against the Predecessor Company, seeking the recovery of up to $2.2 million in payments made to the Predecessor Company on a basis which the trustee alleges was preferential to other creditors' claims. Management has been advised by counsel that the range of any loss which may be incurred as the result of the suit will be substantially below the amount claimed, and the Company is vigorously contesting the action. The Company does not believe this action will have a significant effect on its consolidated financial position at December 31, 1996.

     The Company is party to other legal proceedings and potential claims arising in the ordinary course of its businesses. In the opinion of management, the Company has adequate legal defenses and/or insurance coverage with respect to these matters and management does not believe that they will materially affect the Company's operations or financial position.

12.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows at December 31:

                                                                                        1996              1995
                                                                                    -------------    --------------
Deferred tax liabilities:
     Tax over book basis--property, plant and equipment                             $      20,006    $       22,063
     Other--net                                                                               399             1,435
                                                                                    -------------   --------------
Total deferred tax liabilities                                                             20,405            23,498
                                                                                    -------------    --------------
Deferred tax assets:
     Post employment benefits                                                               5,552             5,791
     Alternative minimum tax credit carryover                                                 671                --
     Allowance for doubtful accounts                                                          511               569
     Other accrued liabilities                                                              6,165             6,530
     Net operating loss carryforward                                                       14,964            22,091
                                                                                    -------------    --------------
Total deferred tax assets                                                                  27,863            34,981
Valuation allowance for deferred tax assets                                                  --              11,483
                                                                                    -------------    --------------
Net deferred tax assets                                                                    27,863            23,498
                                                                                    -------------    --------------
Net deferred taxes                                                                  $       7,458                --
                                                                                    =============    ==============

     Significant components of the provision for income taxes for the periods presented are as follows:


                                                                                    Predecessor Company
                                                                             ------------------------------
                                              1996             1995              1995               1994
                                         ------------      ------------      -----------        -----------
Current:
     Federal                             $       418       $       715       $     5,938         $    3,930
     State                                     1,416             1,701               957                568
                                         ------------      ------------      -----------         ----------
Total current                                  1,834             2,416             6,895              4,498
                                         ------------      ------------      -----------         ----------
Deferred:
     Federal                                   4,470             3,764            (1,816)            (1,010)
     State                                      (445)             (601)             (270)              (246)
                                         ------------      ------------      -----------         ----------
Total deferred                                 4,025             3,163            (2,086)            (1,256)
                                         ------------      ------------      -----------         ----------
     Total income tax provision           $    5,859       $     5,579       $     4,809          $   3,242
                                          ==========       ============      ===========         ==========

      The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense for the periods presented are as follows:

                                                                                      PREDECESSOR COMPANY
                                                                              ----------------------------------
                                           1996               1995               1995               1994
                                        -----------------   ----------------   ----------------  ----------------
                                         AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT  AMOUNT   PERCENT
                                         ------   -------   ------   -------   ------   -------  ------   -------
Tax at U.S. statutory rates              $3,591     35%     $3,872     35%     $4,068     35%    $2,936      35%
State income taxes, net of
   federal tax benefit                      631      6         723      7         407      3        321       4
Amortization of excess cost over
   the fair value of net assets
   acquired                               1,591     16       1,159     10          69      1        221       2
Adjustment of previously
   provided taxes                           --      --          --     --          --     --       (285)     (3)
Other--net                                   46     --        (175)    (2)        265      2         49       1
                                         ------   -------   ------   -------   ------   -------  ------   -------

                                         $5,859     57%     $5,579     50%     $4,809     41%    $3,242      39%
                                         ======   =======   ======   =======   ======   =======  ======   =======


     At December 31, 1996, the Company had available to it on a consolidated tax return basis approximately $35.6 million of net operating loss carryforward ("NOL") for income tax purposes (expiring 2003 to 2010). The NOL is available for offset against future taxable income if generated during the carryforward period.

     Since the Company had no operations before the Acquisition, it had no means to generate taxable income; accordingly, the Company established a valuation allowance equal to the full amount of the NOL at December 31, 1994. Concurrent with the Acquisition, the Company estimated that approximately $13.6 million of the NOL would be utilized; as a result, the valuation allowance was reduced by that amount as part of the purchase price allocation. The Company's taxable income for 1995 exceeded its estimate; the Company, therefore, recognized an additional $3.6 of NOL in 1995. Since it has continued to generate more taxable income than it originally expected, the Company eliminated the valuation allowance in 1996, thereby recognizing the remaining $10.9 million of the NOL. The Company's NOL originated before it was reorganized in 1992; accordingly, any recognition of the NOL is recorded as an increase in the Company's paid-in capital rather than as a reduction in the provision for income taxes. Thus, the reduction of the valuation allowance for the NOL in 1996 and 1995 had no effect on the Company's provision for income taxes or net income.

13.  OTHER LONG-TERM LIABILITIES--ENVIRONMENTAL

         The Company's operations are subject to extensive environmental laws and regulations related to protection of the environment, including those applicable to waste management, discharge of materials into the air and water, clean-up liability from historical waste disposal practices, and employee health and safety. At several of the Company's facilities, investigations or remediations are underway and at some of these locations regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources, and the Company could be required to incur additional costs to construct and operate remediation systems in the future. In addition, at several of its facilities, the Company is in the process of replacing or closing ponds for the collection of wastewater. The Company plans to spend approximately $1.3 million during the next fifteen years for closure of eight chlor-alkali waste water disposal ponds at the Henderson plant.The
Company believes that it is in substantial compliance with existing governmental regulations.

      PCAC's Henderson plant is located within what is known as the "Basic Complex." Soil and groundwater contamination have been identified within and adjoining the Basic Complex, including land owned by PCAC. A groundwater treatment system was installed at the facility in 1983 and, pursuant to a Consent Agreement with the Nevada Division of Environmental Protection, a study is being conducted to further evaluate soil and groundwater contamination at the facility and other properties within the Basic Complex and to determine whether additional remediation will be necessary with respect to PCAC's property.

     In connection with the October 1988 acquisition of the chlor-alkali business by the Predecessor Company, ICI Delaware Holdings, Inc. and ICI Americas, Inc. (such companies or their successors, the "ZENECA Companies") agreed to indemnify the Predecessor Company for certain environmental liabilities (the "ZENECA Indemnity"), including liabilities associated with operations at the Company's plant located in Henderson, Nevada (the "Henderson Plant"). In general, the ZENECA Companies agreed to indemnify the Predecessor Company from environmental costs which arise from or relate to pre-acquisition actions which involved disposal, discharge, or release of materials resulting from non-chlor-alkali manufacturing operations at the Henderson Plant and at other properties within the same industrial complex. Payments under the indemnity cannot exceed approximately $65 million.

     Due to the change in ownership resulting from the Acquisition, the ZENECA Indemnity will terminate on April 20, 1999. The ZENECA Indemnity will continue to cover claims after the expiration of the term of the indemnity provided that, prior to the expiration of the indemnity, proper notice to the ZENECA Companies is given and the Company has taken certain other actions. The Company believes that the ZENECA Companies will continue to honor their obligations under the

ZENECA Indemnity for claims properly presented by the Company. It is possible, however, that disputes could arise between the parties and that the Company would have to subject its claims for clean-up expenses, which could be substantial, to the contractually established arbitration process. In the opinion of management, any environmental liability in excess of the amount indemnified and accrued on the consolidated balance sheet, if any, would not have a material adverse affect on the consolidated financial statements.

     In the Acquisition Agreement, the Sellers agreed to indemnify the Company for certain environmental liabilities that result from certain discharges of hazardous materials, or violations of environmental laws, arising prior to April 20, 1995 (the "Closing Date") from or relating to the Pioneer Americas plant sites or arising before or after the Closing Date with respect to certain environmental liabilities relating to the Contingent Payment Properties ("Sellers' Indemnity"). Amounts payable pursuant to the Sellers' Indemnity will generally be payable as follows: (i) out of certain reserves established on the Predecessor Company's balance sheet at December 31, 1994; (ii) either by offset against the amounts payable under the Seller Notes or from amounts held pursuant to the Contingent Payment Agreement, and (iii) in certain circumstances and subject to specified limitations, out of the personal assets of the Sellers. Subject to certain exceptions and limitations set forth in the Acquisition Agreement, a claim notice with respect to amounts payable pursuant to the Sellers' Indemnity must generally be given within 15 years of the Closing Date. Pioneer is required to reimburse the Sellers for amounts paid under the Sellers' Indemnity with amounts recovered under the ZENECA Indemnity or from other third parties. Pioneer and the Sellers have agreed that they will cooperate in matters relating to the ZENECA Indemnity.

     Remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are based upon management's best estimate of the ultimate cost and are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Ongoing environmental compliance cost, including maintenance and monitoring costs, are charged to operations as incurred. The liabilities are based upon all available facts, existing technology, past experience and cost-sharing arrangements, including the viability of other parties. Charges made against income for recurring environmental matters, included in "cost of sales" on the statements of operations, totaled approximately $1.9 million and $1.2 million for the years ended December 31, 1996 and 1995, respectively, and $0.4 million and $1.8 million for the Predecessor Company for the period from January 1, 1995 through April 20, 1995 and the year ended December 31, 1994, respectively. Capital expenditures for environmental-related matters at existing facilities approximated $4.5 million and $2.2 million for the years ended December 31, 1996 and 1995 and $0.2 million and $0.5 million for the Predecessor Company for the period from January 1, 1995 through April 20, 1995 and the year ended December 31, 1994, respectively. Future environmental-related capital expenditures will depend upon regulatory requirements, as well as timing related to obtaining necessary permits and approvals.

      Estimates of future environmental restoration and remediation costs are inherently imprecise due to currently unknown factors such as the magnitude of possible contamination, the timing and extent of such restoration and remediation, the extent to which such costs are recoverable from third parties, and the extent to which environmental laws and regulations may change in the future. The Predecessor Company established a reserve of approximately $9.0 million at the time of its acquisition of its Henderson, Nevada and St. Gabriel, Louisiana facilities with respect to potential remediation costs relating to matters not covered by the ZENECA Indemnity, consisting primarily of remediation costs that may be incurred by the Company for chlor-alkali-related remediation of the Henderson and St. Gabriel facilities. The recorded accrual included certain amounts related to anticipated closure and post-closure actions that may be required in the event that operation of the present chlor-alkali plants ceases. Such accrual is recorded in the Company's consolidated balance sheets at December 31, 1996 and 1995. However, complete analysis and study has not been completed and therefore additional future charges may be recorded at the time a decision for closure is made.

     In 1994, the Predecessor Company recorded an additional $3.2 million environmental reserve related to pre-closing actions at sites that are the responsibility of the ZENECA Companies. Such accrual is recorded in the Company's consolidated balance sheets at December 31, 1996 and 1995. Other assets include an account receivable of the same amount from the ZENECA Companies. The Company believes it will be reimbursed by the ZENECA Companies for substantially all of such costs that are incurred at the Henderson Plant and other properties within the same industrial complex. Additionally, certain other environmental matters exist which have been assumed directly by the ZENECA Companies. No assurance can be given that actual costs will not exceed accrued amounts or the amounts currently estimated. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Further, there can be no assurance that additional environmental matters will not arise in the future.

14.  RELATED PARTY TRANSACTIONS

     The Company has a 15% partnership interest in Saguaro Power Company ("Saguaro"), which owns a cogeneration plant located in Henderson, Nevada. The Company's interest in Saguaro is accounted for using the cost method of accounting. The Company sells certain products and services to and purchases steam from Saguaro at market prices. Transactions with Saguaro are as follows:


                                                                               PREDECESSOR COMPANY
                                                                          ---------------------------
                                               1996            1995           1995            1994
                                            ----------    -----------     -----------     -----------
Sales to Saguaro                            $    1,005    $       754     $       353     $     1,286
Purchases from Saguaro                           1,840          1,388             616           2,096
Partnership distribution  from Saguaro
   (included in other income)                      735            637             --            1,290


     Accounts receivable from and accounts payable to Saguaro are at the Company's normal trade terms and are generally not significant to the Company's consolidated balance sheet.

      The Company is a party to an agreement negotiated on an arms-length basis with BII for the delivery of the Company's water to the Henderson production facility. The agreement provides for the delivery of a minimum of eight million gallons of water per day. The agreement expires on December 31, 2014, unless terminated earlier in accordance with the provisions of the agreement. For each of the years ended December 31, 1996 and 1995, BII charged expenses to the Company of approximately $0.2 million. For the period from January 1, 1995 through April 20, 1995 and the year ended December 31, 1994, BII charged expenses to the Predecessor Company of approximately $0.2 million and $0.5 million, respectively.

15.  STOCK-BASED COMPENSATION

     Under the terms of the Company's Incentive Stock Option Plan (the "Plan") 750,000 shares of the Company's Common Stock were reserved for issuance to key employees. Stock option transactions are summarized as follows:

                                                                                                Weighted Average
                                                                            Exercise                Exercise
                                             Number of Shares            Price Per Share        Price Per Share
                                             ----------------           ----------------        ---------------
1995:
         Granted                                   449,476              $  5.625-$  7.25            $  6.50
         Exercised                                  --                         --                      --
         Forfeited                                   3,600                   $  6.50                $  6.50
Outstanding at December 31, 1995                   445,876              $  5.625-$  7.25            $  6.50
1996:
         Granted                                    51,800               $  6.00-$  7.25            $  6.04
         Exercised                                  --                         --                      --
         Forfeited                                   3,600                   $  6.50                $  6.50
Outstanding at December 31, 1996                   494,076              $  5.625-$  7.25            $  6.50

     All stock options are granted at fair market value of the Common Stock at the grant date. The weighted average fair value of the stock options granted during 1996 and 1995 was $2.0 million and $0.2 million, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in 1996 and 1995: risk free interest rate of 6.7%; expected dividend yield of 0.0%; expected life of six years; and expected volatility of 111.7%. Stock options generally expire ten years from the date of grant. Stock options fully vest after three years. The outstanding stock options at December 31, 1996 have a weighted average contractual life of 8.45 years. There were no stock option shares exercisable at December 31, 1996.

     The Company accounts for the Plan in accordance with Accounting Principles Board Opinion No. 25, under which no compensation costs have been recognized for stock option awards. Had compensation cost for the Plan been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), the Company's pro forma net income and earnings per share for 1996 would have been $3.7 million and $0.40, respectively. The Company's pro forma net income and earnings per share for 1995 would have been $5.1 million and $0.65, respectively.

16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                FIRST         SECOND         THIRD           FOURTH
                                                               QUARTER       QUARTER        QUARTER          QUARTER
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
For Year Ended December 31, 1996
Revenues                                                     $    48,896    $   54,217     $   55,969    $   49,826
Net income                                                         1,155         1,091            786         1,368
Net income per share                                                0.13          0.12           0.09          0.15


For Year Ended December 31, 1995
Revenues                                                             --         36,405         59,248        47,255
Net income (loss)                                                   (152)          179          3,443         2,011
Net income (loss) per share                                        (0.03)         0.02           0.38          0.22

     No dividends were paid by the Company in 1996 or 1995.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Deloitte & Touche LLP has acted as independent accountants of the Company for many years. Following the Acquisition it was determined that Deloitte & Touche LLP would continue to act as independent accountants of the Company and its consolidated subsidiaries.

     Ernst & Young LLP had been the independent accountants for Pioneer Americas and its consolidated subsidiaries prior to its dismissal, effective October 16, 1995. The reports of Ernst & Young LLP on the financial statements of Pioneer Americas for the fiscal year ended December 31, 1994 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audit of the financial statements of Pioneer Americas for the year ended December 31, 1994, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young to make reference to the matter in their report.

     Ernst & Young LLP furnished a letter addressed to the Securities and Exchange Commission stating that it agreed with the above statements. A copy of that letter, dated October 30, 1995, is filed as an exhibit to this Annual Report.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in Pioneer's definitive proxy statement relating to the 1997 Annual Meeting of Stockholders of Pioneer (the "1997 Proxy Statement") to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in response to Items 401 and 405 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act ("Regulation S-K"), or if the 1997 Proxy Statement is not so filed within 120 days after December 31, 1996, such information will be included in an amendment to this report filed not later than the end of such period. Reference is also made to the information appearing in Item 4.1 of Part I of this report under the caption "Executive Officers of the Registrant."

Item 11.  EXECUTIVE COMPENSATION.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 1997 Proxy Statement in response to Item 402 of Regulation S-K, or if the 1997 Proxy Statement is not so filed within 120 days after December 31, 1996, such information will be included in an amendment to this report filed not later than the end of such period.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 1997 Proxy Statement in response to Item 403 of Regulation S-K, or if the 1997 Proxy Statement is not so filed within 120 days after December 31, 1996, such information will be included in an amendment to this report filed not later than the end of such period.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 1997 Proxy Statement in response to Item 404 of Regulation S-K, or if the 1997 Proxy Statement is not so filed within 120 days after December 31, 1996, such information will be included in an amendment to this report filed not later than the end of such period.

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

EXHIBIT
NUMBER                                          DESCRIPTION OF EXHIBIT
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

   3.1(b)* Amendment to Third Restated Certificate of Incorporation of Pioneer filed with Secretary of State of Delaware on April 20, 1995 (incorporated by reference to Exhibit 3.1(b) to Pioneer's Annual Report on Form 10-K for the year ended December 31,
                  1995).

   3.1(c)* Amendment to Third Restated Certificate of Incorporation of Pioneer filed with Secretary of State of Delaware on April 27, 1995 (incorporated by reference to Exhibit 3.1(c) to Pioneer's Annual Report on Form 10-K for the year ended December 31,
                  1995).

   3.2*           By-laws of Pioneer  (incorporated  by reference to Exhibit
                  3.2 to Pioneer's Annual Report on Form 10-K for the year ended December 31, 1988).

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

EXHIBIT
NUMBER                                 DESCRIPTION OF EXHIBIT
------                                 ----------------------

   4.1(b)* First Supplemental Indenture, dated as of September 14, 1995, by and among PAAC, the Subsidiary Guarantors parties thereto and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.1(b) to the Registration Statement on Form S-4 (file no. 33-98828) filed by PAAC on October 30, 1995).

   4.1(c) Second Supplemental Indenture, dated as of December 30, 1996, by and among PAAC, the Subsidiary Guarantors parties thereto and United States Trust Company of New York, as trustee.

   4.1(d)* Mortgage, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement by Pioneer Chlor Alkali Company, Inc. (St. Gabriel, Louisiana) (incorporated by reference to Exhibit 4.2(a) to the Registration Statement in Form S-4 (file no. 33-98828) filed by PAAC on October 30, 1995).

   4.1(e)* Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement by Pioneer Chlor Alkali Company, Inc. (Henderson, Nevada) (incorporated by reference to Exhibit 4.2(b) to the Registration Statement on Form S-4 (file no. 33-98828) filed by PAAC on October 30,
                  1995).

   4.1(f)* Intercreditor and Collateral Agency Agreement, dated as of September 14, 1995, by and among United States Trust Company of New York, as Trustee and Collateral Agent, Bank of America Illinois, as Agent, the Company, Pioneer, PAAC and Pioneer Chlor Alkali Company, Inc. (incorporated by reference to
                  Exhibit 4.4 to the Registration Statement on Form S-4 (file no. 33-98828) filed by PAAC on October 30, 1995).

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

EXHIBIT
NUMBER                                          DESCRIPTION OF EXHIBIT
------                                          ----------------------

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

   10.5*+ Pioneer Companies, Inc. Key Executive Stock Grant Plan (incorporated by reference to Exhibit 10.2 to Pioneer's Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1996).

   10.6*+ Pioneer Chlor Alkali Company, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.5 to Pioneer's Annual Report on Form 10-K for the year ended December 31,
                  1995).

   10.7*+         Employment  Agreement,  dated April 20, 1995,  between the
                  Pioneer  and  Richard  C.  Kellogg,   Jr.  (incorporated  by
                  reference to Exhibit 10.1 to Pioneer's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

   10.8*+ Employment Agreement, dated November 1, 1992, and First Amendment to Employment Agreement, dated as of April 20, 1995, between Pioneer Chlor Alkali Company, Inc. and Paul J. Kienholz (incorporated by reference to Exhibit 10.7 to Pioneer's Annual Report on Form 10-K for the year ended December 31, 1995).

   10.9*+ Employment Agreement, dated April 20, 1995, between Pioneer Americas, Inc. and James E. Glattly (incorporated by reference to Exhibit 10.8 to Pioneer's Annual Report on Form 10-K for the year ended December 31, 1995).

   10.10*+ Employment Agreement, dated April 20, 1995, between Pioneer Americas, Inc. and Verrill M. Norwood, Jr. (incorporated by reference to Exhibit 10.9 to Pioneer's Annual Report on Form 10-K for the year ended December 31,
                  1995).

   10.11*+ Employment Agreement, dated April 20, 1995, between Pioneer Americas, Inc. and Kent R. Stephenson (incorporated by reference to Exhibit 10.10 to Pioneer's Annual Report on Form 10-K for the year ended December 31, 1995).

   10.12*+ Employment Agreement, dated April 20, 1995, between Pioneer Americas, Inc. and Frank B. Belliss (incorporated by reference to Exhibit 10.11 to Pioneer's Annual Report on Form 10-K for the year ended December 31, 1995).

   10.13+ Executive Employment Agreement, dated January 4, 1997, between Pioneer Companies, Inc. and Michael J. Ferris.

NUMBER                                          DESCRIPTION OF EXHIBIT
------                                          ----------------------

   10.14+ Stock Purchase Agreement, dated January 4, 1997, between Pioneer Companies, Inc. and Michael J. Ferris.

   10.15+ Non-Qualified Stock Option Agreement, dated January 4, 1997, between Pioneer Companies, Inc. and Michael J. Ferris.

   16* Letter from Ernst & Young LLP regarding change in independent accountants (incorporated by reference to
                  Exhibit 16 to Pioneer's Annual Report on Form 10-K for the year ended December 31, 1995).

   21             Subsidiaries of Pioneer.

   27             Financial Data Schedule.
   -------------------

      (B)  REPORTS ON FORM 8-K.

      Pioneer did not file any reports on Form 8-K during the quarter ended December 31, 1996.

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

                                                                   SCHEDULE II

                             PIONEER COMPANIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                  BALANCE AT    CHARGED TO                           BALANCE AT
                                                  BEGINNING     COSTS AND                              END OF
               DESCRIPTION                        OF PERIOD      EXPENSE    ADDITIONS    DEDUCTIONS    PERIOD
               -----------                        ----------    ---------   ---------    ----------   --------
   YEAR ENDED DECEMBER 31, 1996:
       Allowance for doubtful accounts             $1,424         $--        $--          $(113)(A)     $1,311

   YEAR ENDED DECEMBER 31, 1995:
       Allowance for doubtful accounts                --            138        1,416(B)    (130)(A)      1,424

----------------
(A) Uncollectible accounts written off, net of recoveries.

(B) Allowance balance established on April 20, 1995 in connection with the acquisition of Pioneer Americas, Inc.

                                                                   SCHEDULE II

                             PIONEER AMERICAS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                                  BALANCE AT    CHARGED TO                           BALANCE AT
                                                  BEGINNING     COSTS AND                              END OF
               DESCRIPTION                        OF PERIOD      EXPENSE    ADDITIONS    DEDUCTIONS    PERIOD
               -----------                        ----------    ---------   ---------    ----------   --------
PERIOD FROM JANUARY 1, 1995 THROUGH APRIL 20,
   1995:
     Allowance for doubtful accounts              $   2,038     $     47    $   --        $  (169)(A)   $1,916

YEAR ENDED DECEMBER 31, 1994:
     Allowance for doubtful accounts                    521        1,235       300(B)         (18)(A)    2,038

----------------
(A) Uncollectible accounts written off, net of recoveries.

(B) Allowance balance established in May 1994 in connection with the acquisition of GPS.

                                                    SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                           PIONEER COMPANIES, INC.



                                           By:  /s/ Michael J. Ferris
                                               -------------------------------
                                               Michael J. Ferris, President
                                                 and Chief Executive Officer


March 31, 1997


      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


           SIGNATURE                                 TITLE                                         DATE
           ---------                                 -----                                         ----
      /s/  Michael J. Ferris         President and Chief Executive Officer                    March 31, 1997
--------------------------------     (Principal Executive Officer) and Director
         (Michael J. Ferris)



      /s/  Philip J. Ablove          Vice President and Chief Financial Officer                March 31, 1997
--------------------------------        and Director  (Principal Financial
         (Philip J. Ablove)             Officer)



      /s/  John R. Beaver            Controller (Principal Accounting Officer)                 March 31, 1997
--------------------------------
           (John R. Beaver)



      /s/  William R. Berkley        Chairman of the Board                                     March 31, 1997
--------------------------------
       (William R. Berkley)



      /s/  Andrew M. Bursky          Director                                                  March 31, 1997
---------------------------
       (Andrew M. Bursky)


      /s/  Donald J. Donahue         Director                                                  March 31, 1997
--------------------------------
         (Donald J. Donahue)



      /s/  Richard C. Kellogg, Jr.   Director                                                  March 31, 1997
--------------------------------
        (Richard C. Kellogg, Jr.)



      /s/  Paul J. Kienholz          Director                                                  March 31, 1997
--------------------------------
        (Paul J. Kienholz)



      /s/  Jack H. Nusbaum           Director                                                  March 31, 1997
--------------------------------
          (Jack H. Nusbaum)



      /s/  Thomas H. Schnitzius      Director                                                  March 31, 1997
--------------------------------
     (Thomas H. Schnitzius)


                                EXHIBIT INDEX

EXHIBIT
NUMBER                                          DESCRIPTION OF EXHIBIT
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

   3.1(b)* Amendment to Third Restated Certificate of Incorporation of Pioneer filed with Secretary of State of Delaware on April 20, 1995 (incorporated by reference to Exhibit 3.1(b) to Pioneer's Annual Report on Form 10-K for the year ended December 31,
                  1995).

   3.1(c)* Amendment to Third Restated Certificate of Incorporation of Pioneer filed with Secretary of State of Delaware on April 27, 1995 (incorporated by reference to Exhibit 3.1(c) to Pioneer's Annual Report on Form 10-K for the year ended December 31,
                  1995).

   3.2*           By-laws of Pioneer  (incorporated  by reference to Exhibit
                  3.2 to Pioneer's Annual Report on Form 10-K for the year ended December 31, 1988).

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

EXHIBIT
NUMBER                                          DESCRIPTION OF EXHIBIT
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

   4.1(c) Second Supplemental Indenture, dated as of December 30, 1996, by and among PAAC, the Subsidiary Guarantors parties thereto and United States Trust Company of New York, as trustee.

   4.1(d)* Mortgage, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement by Pioneer Chlor Alkali Company, Inc. (St. Gabriel, Louisiana) (incorporated by reference to Exhibit 4.2(a) to the Registration Statement in Form S-4 (file no. 33-98828) filed by PAAC on October 30, 1995).

   4.1(e)* Deed of Trust, Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement by Pioneer Chlor Alkali Company, Inc. (Henderson, Nevada) (incorporated by reference to Exhibit 4.2(b) to the Registration Statement on Form S-4 (file no. 33-98828) filed by PAAC on October 30,
                  1995).

   4.1(f)* Intercreditor and Collateral Agency Agreement, dated as of September 14, 1995, by and among United States Trust Company of New York, as Trustee and Collateral Agent, Bank of America Illinois, as Agent, the Company, Pioneer, PAAC and Pioneer Chlor Alkali Company, Inc. (incorporated by reference to
                  Exhibit 4.4 to the Registration Statement on Form S-4 (file no.
                  33-98828) filed by PAAC on October 30, 1995).

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

EXHIBIT
NUMBER                                          DESCRIPTION OF EXHIBIT
------                                          ----------------------

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

   10.5*+ Pioneer Companies, Inc. Key Executive Stock Grant Plan (incorporated by reference to Exhibit 10.2 to Pioneer's Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1996).

   10.6*+ Pioneer Chlor Alkali Company, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.5 to Pioneer's Annual Report on Form 10-K for the year ended December 31,
                  1995).

   10.7*+         Employment  Agreement,  dated April 20, 1995,  between the
                  Pioneer  and  Richard  C.  Kellogg,   Jr.  (incorporated  by
                  reference to Exhibit 10.1 to Pioneer's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

   10.8*+ Employment Agreement, dated November 1, 1992, and First Amendment to Employment Agreement, dated as of April 20, 1995, between Pioneer Chlor Alkali Company, Inc. and Paul J. Kienholz (incorporated by reference to Exhibit 10.7 to Pioneer's Annual Report on Form 10-K for the year ended December 31, 1995).

   10.9*+ Employment Agreement, dated April 20, 1995, between Pioneer Americas, Inc. and James E. Glattly (incorporated by reference to Exhibit 10.8 to Pioneer's Annual Report on Form 10-K for the year ended December 31, 1995).

   10.10*+ Employment Agreement, dated April 20, 1995, between Pioneer Americas, Inc. and Verrill M. Norwood, Jr. (incorporated by reference to Exhibit 10.9 to Pioneer's Annual Report on Form 10-K for the year ended December 31,
                  1995).

   10.11*+ Employment Agreement, dated April 20, 1995, between Pioneer Americas, Inc. and Kent R. Stephenson (incorporated by reference to Exhibit 10.10 to Pioneer's Annual Report on Form 10-K for the year ended December 31, 1995).

   10.12*+ Employment Agreement, dated April 20, 1995, between Pioneer Americas, Inc. and Frank B. Belliss (incorporated by reference to Exhibit 10.11 to Pioneer's Annual Report on Form 10-K for the year ended December 31, 1995).

   10.13+ Executive Employment Agreement, dated January 4, 1997, between Pioneer Companies, Inc. and Michael J. Ferris.

NUMBER                                          DESCRIPTION OF EXHIBIT
------                                          ----------------------

   10.14+ Stock Purchase Agreement, dated January 4, 1997, between Pioneer Companies, Inc. and Michael J. Ferris.

   10.15+ Non-Qualified Stock Option Agreement, dated January 4, 1997, between Pioneer Companies, Inc. and Michael J. Ferris.

   16* Letter from Ernst & Young LLP regarding change in independent accountants (incorporated by reference to
                  Exhibit 16 to Pioneer's Annual Report on Form 10-K for the year ended December 31, 1995).

   21             Subsidiaries of Pioneer.

   27             Financial Data Schedule.