Form 10-Q
period 1997-03-31
PIONEER COMPANIES INC
filed 1997-05-13
CIK 830141

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

             | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO _____

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







     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  |X|  No | |

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     On May 2, 1997, there were outstanding 8,622,380 shares of the Company's Class A Common Stock and 701,062 shares of Class B Common Stock.

                               TABLE OF CONTENTS

                                             PART I--FINANCIAL INFORMATION

                                                                                                                    Page
Item 1.        Consolidated Financial Statements
               Consolidated Balance Sheets--March 31, 1997 and December 31, 1996                                     3

               Consolidated Statements of Operations--Three Months Ended March 31, 1997 and 1996                     4

               Consolidated Statements of Cash Flows--Three Months Ended March 31, 1997 and 1996                     5

               Notes to Consolidated Financial Statements                                                            6


Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations                 8


                                              PART II--OTHER INFORMATION


Item 2.        Changes in Securities                                                                                10

Item 6.        Exhibits and Reports on Form 8-K                                                                     10


                         PART I --FINANCIAL INFORMATION

                            PIONEER COMPANIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                           March 31,   December 31,
                                                                                             1997          1996
                                                                                          -----------  -----------
                                       Assets
Current assets:
   Cash and cash equivalents                                                               $  16,064    $  15,754
   Accounts receivable, less allowance for doubtful accounts of $1,440 at
     March 31, 1997 and $1,311 at December 31, 1996                                           24,123       25,053
   Inventories                                                                                13,173       11,026
   Prepaid expenses                                                                            1,291        1,807
                                                                                           ---------    ---------
Total current assets                                                                          54,651       53,640
Property, plant and equipment:
   Land                                                                                        5,043        5,043
   Buildings and improvements                                                                 21,112       20,956
   Machinery and equipment                                                                    82,405       80,898
   Cylinders and tanks                                                                         4,583        4,540
   Construction in progress                                                                   12,960       12,321
                                                                                           ---------    ---------
                                                                                             126,103      123,758
   Less accumulated depreciation                                                             (20,368)     (17,479)
                                                                                           ---------    ---------
                                                                                             105,735      106,279
Other assets, net of accumulated amortization of $3,486 at March 31, 1997
   and $1,631 at December 31, 1996                                                            26,763       27,190
Excess cost over fair value of net assets acquired, net of accumulated
   amortization of $9,292 at March 31, 1997 and $8,027 at December 31, 1996                  113,193      114,459
                                                                                           ---------    ---------
Total assets                                                                               $ 300,342    $ 301,568
                                                                                           =========    =========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                        $  17,587    $  18,103
   Accrued liabilities                                                                        24,921       23,859
   Returnable deposits                                                                         3,175        3,238
   Current portion of long-term debt                                                             128          128
                                                                                           ---------    ---------
Total current liabilities                                                                     45,811       45,328
Long-term debt                                                                               161,071      161,103
Returnable deposits                                                                            3,272        3,272
Accrued pension and other employee benefits                                                   14,555       14,100
Other long-term liabilities                                                                   17,312       17,864
Commitments and contingencies
Stockholders' equity:
   Preferred stock: $.01 par value, authorized 10,000 shares, none issued
   Common stock:
     Class A, $.01 par value,  authorized 46,000 shares, issued and
        outstanding 8,623 at March 31, 1997 and 7,906 at December 31, 1996                        86           79
     Class B, $.01 par value, authorized 4,000 shares, issued and outstanding
        701 at March 31, 1997 and 655 at December 31, 1996, convertible
        share-for-share into Class A shares                                                        7            7
   Additional paid-in capital                                                                 54,720       53,853
   Retained earnings                                                                           3,508        5,962
                                                                                           ---------    ---------
Total stockholders' equity                                                                    58,321       59,901
                                                                                           ---------    ---------
Total liabilities and stockholders' equity                                                 $ 300,342    $ 301,568
                                                                                           =========    =========

                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                           Three Months Ended
                                                                               March 31,
                                                                         ---------------------
                                                                           1997        1996
                                                                         --------    --------
Revenues                                                                 $ 46,046    $ 48,896
Cost of sales                                                              36,339      34,752
                                                                         --------    --------
Gross profit                                                                9,707      14,144
Selling, general and administrative expense                                 8,405       6,968
                                                                         --------    --------
Operating income                                                            1,302       7,176
Interest expense, net                                                       4,774       4,462
Other income, net                                                             229          86
                                                                         --------    --------
Income (loss) before taxes                                                 (3,243)      2,800
Income tax provision (benefit)                                               (789)      1,645
                                                                         --------    --------
Net income (loss)                                                        $ (2,454)   $  1,155
                                                                         ========    ========

Net income (loss) per share                                              $  (0.27)   $   0.13
                                                                         ========    ========

Weighted average number of shares of common stock outstanding               9,252       9,142
                                                                         ========    ========





                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                   --------------------
                                                                                     1997        1996
                                                                                   --------    --------
Operating activities:
   Net income (loss)                                                               $ (2,454)   $  1,155
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation and amortization                                                 4,904       4,568
        Net change in deferred taxes                                                   (438)      1,425
        Net effect of changes in operating assets and liabilities (net of
          acquisitions)                                                                (181)       (825)
                                                                                   --------    --------
Net cash flows from operating activities                                              1,831       6,323
                                                                                   --------    --------
Investing activities:
     Acquisition of businesses                                                         --        (1,572)
     Capital expenditures                                                            (2,363)     (5,114)
                                                                                   --------    --------
Net cash flows from investing activities                                             (2,363)     (6,686)
                                                                                   --------    --------
Financing activities:
     Payments on long-term debt                                                         (32)       --
     Issuance of Class A common stock                                                   874        --
                                                                                   --------    --------
Net cash flows from financing activities                                                842        --
                                                                                   --------    --------
Net increase (decrease) in cash                                                         310        (363)
Cash acquired in purchase                                                              --            69
Cash at beginning of period                                                          15,754      11,276
                                                                                   --------    --------
Cash at end of period                                                              $ 16,064    $ 10,982
                                                                                   ========    ========






                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated balance sheet at March 31, 1997 and the consolidated statements of operations and cash flows for all periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first three months of 1997 are not necessarily indicative of results to be expected for the year ending December 31, 1997. The consolidated financial statements include the accounts of Pioneer Companies, Inc. ("PCI") and its subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated.

     The consolidated balance sheet at December 31, 1996 is derived from the December 31, 1996 audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles, since certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1996.

     Income (loss) per common share is computed using the weighted average number of common shares outstanding during the period, after giving retroactive effect to a 7% stock dividend on Class A and Class B Common Stock to shareholders of record on December 16, 1996. Common stock equivalents are not significant; accordingly, such items were not used in the computation of net income (loss) per common share.

2.  SUPPLEMENTAL CASH FLOW INFORMATION

    Net effect of changes in operating assets and liabilities (net of acquisitions) are as follows:

                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                           ------------------------------
                                                                                               1997               1996
                                                                                           ------------       -----------
     Accounts receivable                                                                   $        930       $     2,410
     Inventories                                                                                 (2,147)             (490)
     Prepaid expenses                                                                               516             1,733
     Other assets                                                                                    61               441
     Accounts payable                                                                              (516)           (8,891)
     Accrued liabilities                                                                          1,135             3,728
     Returnable deposits                                                                            (63)             (117)
     Other long-term liabilities                                                                    (97)              361
                                                                                           ------------       -----------
          Net change in operating accounts                                                 $       (181)      $      (825)
                                                                                           ============       ===========


     Following is supplemental cash information:

                                                                                              Three Months Ended
                                                                                                    March 31,
                                                                                           --------------------------
                                                                                              1997             1996
                                                                                           ---------         --------
Supplemental disclosures of cash flow information:
     Cash payments for:
        Interest                                                                           $     835      $     232
        Income taxes                                                                             138          2,150
     Acquisition of KWT, Inc. during the period:
          Cash paid for acquisition                                                                       $   1,572
          Long-term debt issued                                                                               8,017
          Liabilities assumed                                                                                 2,167
                                                                                                          ---------
          Fair value of assets acquired                                                                   $  11,756
                                                                                                          =========


     Other non-cash items included in the consolidated financial statements include an increase in shareholder's equity of $1.4 million for the three months ended March 31, 1996 due to the recognition of the net operating loss carryforward.

3.  INVENTORIES

Inventories consist of the following:

                                        March 31,  December 31,
                                          1997         1996
                                        --------   ------------
                                           (in thousands)
Raw materials, supplies and parts       $  9,884      $ 10,610
Finished goods and work-in-process         6,714         4,349
Inventories under exchange agreements     (3,425)       (3,933)
                                        --------      --------
                                        $ 13,173      $ 11,026
                                        ========      ========


4.  COMMITMENTS AND CONTINGENCIES

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

     This item will discuss and analyze the financial condition of the Company at March 31, 1997 and the results of operations of the Company for the three months ended March 31, 1997 and 1996. The following table sets forth certain operating data of the Company for the periods indicated.


                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                     --------------------
                                                       1997        1996
                                                     --------    --------
                                                        (IN THOUSANDS)
Revenues                                             $ 46,046    $ 48,896
Cost of sales                                          36,339      34,752
                                                     --------    --------
Gross profit                                            9,707      14,144
Selling, general and administrative expense             8,405       6,968
                                                     --------    --------
Operating income                                        1,302       7,176
Interest expense, net                                   4,774       4,462
Other income, net                                         229          86
                                                     --------    --------
Income (loss) before taxes                             (3,243)      2,800
Income tax provision (benefit)                           (789)      1,645
                                                     --------    --------
Net income (loss)                                    $ (2,454)   $  1,155
                                                     ========    ========


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

Revenues

     Revenues decreased by $2.9 million or approximately 6% to $46.0 million for the three months ended March 31, 1997. Electrochemical unit ("ECU") prices decreased approximately 3% while caustic soda and chlorine sales volumes decreased by 21% and 3%, respectively. The decrease in caustic soda sales was due to weather-related delays in Mississippi River barge shipments. Revenues for All-Pure Chemical Co. ("All-Pure") increased 13% or $1.2 million in the first quarter of 1997 compared to the same quarter a year ago. This increase was due to the revenues associated with the acquisition of T.C. Products, Inc. which the Company acquired in the second quarter of 1996. Revenues for Kemwater North America Co. ("Kemwater") increased approximately 11% as the February 1, 1996 acquisition of KWT, Inc. resulted in three full months of revenue during the first quarter of 1997.

Cost of Sales

     Cost of sales increased by $1.6 million or almost 5% to $36.3 million for the three months ended March 31, 1997. This increase was the result of the acquisitions mentioned above, partially offset by lower cost of sales for caustic soda and chlorine due to lower sales volumes.

Gross Profit

     Gross profit margin decreased from 29% during the first quarter of 1996 to approximately 21% during the first quarter of 1997. This decrease was a result of lower ECU prices described above along with somewhat higher ECU manufacturing costs.

Selling, General and Administrative Expense

     Selling, general and administrative expense increased by $1.4 million or 21% to $8.4 million during the 1997 period primarily due to the related costs associated with the acquisition of KWT, Inc. and T.C. Products, Inc.

Income (Loss) Before Taxes

     As a result of the above, income (loss) before income taxes decreased $6.0 million to a loss of $3.2 million for the three months ended March 31, 1997 from income of $2.8 million for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has an available Credit Facility which provides a $30 million revolving line of credit, subject to borrowing base limitations that relate to the level of accounts receivable and inventory. As of March 31, 1997, the Company had $5.2 million of letters of credit outstanding and had, subject to certain restrictions (including borrowing base limitations), the ability to draw up to $14.0 million of additional secured indebtedness under the Credit Facility.

     The Company believes that cash flow from current and anticipated future levels of operations and, to a lesser extent, the availability under the Credit Facility, will be adequate to make the required payments of principal and interest on outstanding indebtedness, as well as to fund its foreseeable capital expenditures and working capital requirements. Annualized cash interest of $19.8 million will be payable on the Company's long-term debt. The Company anticipates that capital expenditures for 1997, excluding acquisitions, will be approximately $16.0 million, including approximately $4.4 million for environmental compliance matters. The Company believes that forecasted capital expenditures will permit it to maintain its facilities on a basis competitive within the industry through improved efficiency and throughput and continuation of high operating rates. To the extent that the Company was to draw upon the commitments under the Credit Facility due to adverse business conditions or to finance acquisitions or for other corporate purposes, the Company's aggregate interest expense would be increased.

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

     Net Cash Flows from Operating Activities. During the first three months of 1997, the Company generated $1.8 million in cash from operating activities mainly due to depreciation and amortization, partially offset by a net loss and a decrease in working capital.

     Net Cash Flows from Investing Activities. Cash used in investing activities for the first three months of 1997 was $2.4 million due to capital expenditures related to property, plant and equipment.

     Net Cash Flows from Financing Activities. There was $0.8 million in cash provided by financing activities in the first three months of 1997 from the issuance of common stock.

                          PART II - OTHER INFORMATION

Item 2.  Changes in Securities

         The Company and Michael J. Ferris entered into a Stock Purchase Agreement dated January 4, 1997, in connection with Mr. Ferris' employment as President and Chief Executive Officer of the Company. In accordance with the terms of the Agreement, on February 13, 1997, the Company sold 150,000 shares of the Company's Class A Common Stock to Mr. Ferris for $5.346 per share, or $801,900 in the aggregate. The price paid was the average of the closing sale prices of the Common Stock as reported on the NASDAQ National Market System on the days during which the Common Stock was traded during the thirty consecutive trading days immediately preceding the date of the Agreement. The shares were sold to Mr. Ferris in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits


                  27       Financial Data Schedule.

         (b)  Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.


                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       PIONEER COMPANIES, INC.




May 13, 1997                          By: /s/ Philip J. Ablove
                                          --------------------
                                           Philip J. Ablove
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)