Form 10-Q
period 1997-06-30
PIONEER COMPANIES INC
filed 1997-08-14
CIK 830141

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     On August 1, 1997, there were outstanding 8,622,380 shares of the Company's Class A Common Stock and 701,062 shares of Class B Common Stock.

                               TABLE OF CONTENTS

                         PART I--FINANCIAL INFORMATION

                                                                                                             Page
                                                                                                             ----
Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets--June 30, 1997 and December 31, 1996                                  3

             Consolidated Statements of Operations--Three Months Ended June 30, 1997 and 1996 and              4
                Six Months Ended June 30, 1997 and 1996

             Consolidated Statements of Cash Flows--Six Months Ended June 30, 1997 and 1996                    5

             Notes to Consolidated Financial Statements                                                        6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations             9

                           PART II--OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders                                              13

Item 6.      Exhibits and Reports on Form 8-K                                                                 13

                         PART I -- FINANCIAL INFORMATION

                            PIONEER COMPANIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  JUNE 30,      DECEMBER 31,
                                                                                    1997            1996
                                                                                ------------    ------------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                    $     36,245    $     15,754
   Accounts receivable, less allowance for doubtful accounts of $1,411 at
     June 30, 1997 and $1,311 at December 31, 1996                                    30,170          25,053
   Inventories                                                                        18,882          11,026
   Prepaid expenses                                                                    1,128           1,807
                                                                                ------------    ------------
Total current assets                                                                  86,425          53,640
Property, plant and equipment:
   Land                                                                                6,518           5,043
   Buildings and improvements                                                         30,383          20,956
   Machinery and equipment                                                           143,318          80,898
   Cylinders and tanks                                                                 4,541           4,540
   Construction in progress                                                           23,510          12,321
                                                                                ------------    ------------
                                                                                     208,270         123,758
   Less accumulated depreciation                                                     (23,595)        (17,479)
                                                                                ------------    ------------
                                                                                     184,675         106,279
Other assets, net of accumulated amortization of $1,887 at June 30, 1997
   and $1,631 at December 31, 1996                                                    45,528          27,190
Excess cost over fair value of net assets acquired, net of accumulated
   amortization of $10,710 at June 30, 1997 and $8,027 at December 31, 1996          132,136         114,459
                                                                                ------------    ------------
Total assets                                                                    $    448,764    $    301,568
                                                                                ============    ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $     15,431    $     18,103
   Accrued liabilities                                                                19,781          23,859
   Returnable deposits                                                                 3,415           3,238
   Current portion of long-term debt                                                   2,794             128
                                                                                ------------    ------------
Total current liabilities                                                             41,421          45,328
Long-term debt                                                                       325,344         161,103
Returnable deposits                                                                    3,272           3,272
Accrued pension and other employee benefits                                           17,992          14,100
Other long-term liabilities                                                           17,632          17,864
Commitments and contingencies
Preferred stock: $.01 par value, authorized 55,000 shares, 55,000 issued               5,500            --
Stockholders' equity:
   Common stock:
     Class A, $.01 par value,  authorized 46,000 shares, issued and
        outstanding 8,623 at June 30, 1997 and 7,906 at December 31, 1996                 86              79
     Class B, $.01 par value, authorized 4,000 shares, issued and outstanding
        701 at June 30, 1997 and 655 at December 31, 1996, convertible
        share-for-share into Class A shares                                                7               7
   Additional paid-in capital                                                         54,720          53,853
   Retained earnings (deficit)                                                       (17,210)          5,962
                                                                                ------------    ------------
Total stockholders' equity                                                            37,603          59,901
                                                                                ------------    ------------
Total liabilities and stockholders' equity                                      $    448,764    $    301,568
                                                                                ============    ============



                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30,                      JUNE 30,
                                                     ----------------------------   ----------------------------
                                                         1997            1996           1997            1996
                                                     ------------    ------------   ------------    ------------
Revenues                                             $     53,987    $     54,217   $    100,033    $    103,113
Cost of sales                                              44,419          38,993         80,758          73,744
                                                     ------------    ------------   ------------    ------------
Gross profit                                                9,568          15,224         19,275          29,369
Selling, general and administrative expense                 7,771           7,878         16,176          14,846
                                                     ------------    ------------   ------------    ------------
Operating income                                            1,797           7,346          3,099          14,523
Interest expense, net                                       5,366           4,755         10,140           9,217
Other income, net                                             198               7            427              93
                                                     ------------    ------------   ------------    ------------
Income (loss) before taxes and extraordinary item          (3,371)          2,598         (6,614)          5,399
Income tax provision (benefit)                             (1,311)          1,507         (2,100)          3,152
                                                     ------------    ------------   ------------    ------------
Income (loss) before extraordinary item                    (2,060)          1,091         (4,514)          2,247
Extraordinary loss from early extinguishment of
    debt (net of income tax benefit of $12,439)            18,658            --           18,658            --
                                                     ------------    ------------   ------------    ------------
Net income (loss)                                    $    (20,718)   $      1,091   $    (23,172)   $      2,247
                                                     ============    ============   ============    ============

Income (loss) per share before extraordinary item    $      (0.22)   $       0.12   $      (0.48)   $       0.25
Extraordinary loss per share                                (2.00)           --            (2.01)           --
                                                     ------------    ------------   ------------    ------------
Net income (loss) per share                          $      (2.22)   $       0.12   $      (2.49)   $       0.25
                                                     ============    ============   ============    ============

Weighted average number of shares
    of common stock outstanding                             9,324           9,160          9,288           9,151












                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                            ----------------------------
                                                                                1997            1996
                                                                            ------------    ------------
Operating activities:
   Net income (loss)                                                        $    (23,172)   $      2,247
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Extraordinary item (net of tax)                                           18,658            --
        Depreciation and amortization                                              9,712           9,074
        Net change in deferred taxes                                                (975)          2,720
        Net effect of changes in operating assets and liabilities (net of
          acquisitions) (Note 2)                                                  (5,963)         (5,863)
                                                                            ------------    ------------
Net cash flows (used in) from operating activities                                (1,740)          8,178
Investing activities:
     Acquisition of businesses                                                   (97,000)         (1,572)
     Capital expenditures                                                         (6,164)         (9,296)
                                                                            ------------    ------------
Net cash flows used in investing activities                                     (103,164)        (10,868)
Financing activities:
     Payments on long-term debt                                                 (162,092)           --
     Proceeds from long-term debt                                                300,000            --
     Debt issuance and related costs                                             (13,387)
     Issuance of Class A common stock                                                874             148
                                                                            ------------    ------------
Net cash flows from financing activities                                         125,395             148
Net increase (decrease) in cash                                                   20,491          (2,542)
Cash acquired in purchase                                                           --                69
Cash at beginning of period                                                       15,754          11,276
                                                                            ------------    ------------
Cash at end of period                                                       $     36,245    $      8,803
                                                                            ============    ============




                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


1.  ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated balance sheet at June 30, 1997 and the consolidated statements of operations and cash flows for all periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first six months of 1997 are not necessarily indicative of results to be expected for the year ending December 31, 1997. The consolidated financial statements include the accounts of Pioneer Companies, Inc. ("PCI") and its subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated.

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

     Income (loss) per common share is computed using the weighted average number of common shares outstanding during the period, after giving retroactive effect to a 7% stock dividend on Class A and Class B Common Stock to stockholders of record on December 16, 1996. Common stock equivalents are not significant; accordingly, such items were not used in the computation of net income (loss) per common share.

ACQUISITION

     On June 17, 1997, PCI and Pioneer Americas Acquisition Corp. ("PAAC") consummated the acquisition of a chlor-alkali production facility and related business located in Tacoma, Washington (the "Tacoma Acquisition") from OCC Tacoma, Inc. ("OCC Tacoma"), a subsidiary of Occidental Chemical Corporation. Pursuant to the Asset Purchase Agreement, dated as of May 14, 1997, a subsidiary of the Company acquired substantially all of the assets and properties used by OCC Tacoma in the chlor-alkali business at Tacoma, Washington. The purchase price consisted of (i) $97,000, payable in cash; (ii) 55,000 shares of Convertible Redeemable Preferred Stock, par value $.01 per share, of PCI, having a liquidation preference of $100 per share, and (iii) the assumption of certain obligations related to the acquired chlor-alkali business.

PRO FORMA FINANCIAL DATA

     The following pro forma financial data presents the consolidated financial results of operations as if the Tacoma Acquisition had occurred at the beginning of the period presented and does not purport to be indicative of either future results of operations or results that would have occurred had the Tacoma Acquisition actually been made as of such date.

                   PRO FORMA COMBINED SUMMARY FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           SIX MONTHS ENDED
                                                                JUNE 30,
                                                     ----------------------------
                                                         1997            1996
                                                     ------------    ------------
Revenues                                             $    137,054    $    142,777

Income (loss) before extraordinary item                    (1,455)          6,862
Extraordinary loss, early extinguishment
    of debt (net of income tax benefit of $12,439)         18,658            --
                                                     ------------    ------------
Net income (loss)                                    $    (20,113)   $      6,862
                                                     ============    ============

Weighted average number of shares of
     common stock outstanding                               9,288           9,151

Per Share Data:
Income (loss) before extraordinary item              $      (0.16)   $       0.75
Extraordinary loss                                          (2.00)           --
                                                     ------------    ------------
Net income                                           $      (2.16)   $       0.75
                                                     ============    ============


2.  SUPPLEMENTAL CASH FLOW INFORMATION

         Net effect of changes in operating assets and liabilities (net of acquisitions) are as follows:

                                               SIX MONTHS ENDED
                                                   JUNE 30,
                                        ----------------------------
                                            1997            1996
                                        ------------    ------------
Accounts receivable                     $     (4,782)   $     (2,610)
Inventories                                     (635)            230
Prepaid expenses                                 790             998
Other assets                                  (3,315)         (2,901)
Accounts payable                                 490          (2,882)
Accrued liabilities                             (651)            748
Returnable deposits                             --               133
Other long-term liabilities                    2,140             421
                                        ------------    ------------
     Net change in operating accounts   $     (5,963)   $     (5,863)
                                        ============    ============

Following is supplemental cash flow information:


                                              SIX MONTHS ENDED
                                                  JUNE 30,
                                           -----------------------
                                              1997         1996
                                           ----------   ----------
     Cash payments for:
        Interest                           $    4,373   $    9,660
        Income taxes                              543        3,048
     Acquisition of OCC Tacoma facility:
          Cash paid for acquisition        $   97,000
          Equity contribution by parent         5,500
          Liabilities assumed                   2,955
                                           ----------
          Fair value of assets acquired    $  105,455
                                           ==========
     Acquisition of KWT, Inc.:
          Cash paid for acquisition                     $    1,572
          Long-term debt issued                              8,017
          Liabilities assumed                                2,167
                                                        ----------
          Fair value of assets acquired                 $   11,756
                                                        ==========

     Other non-cash items included in the consolidated financial statements include an increase in stockholders' equity of $2,700 for the six months ended June 30, 1996 due to the recognition of the net operating loss carryforward.


3.  INVENTORIES

Inventories consist of the following:

                                          JUNE 30,    DECEMBER 31,
                                            1997          1996
                                        ----------    ----------
Raw materials, supplies and parts       $   14,633    $   10,610
Finished goods and work-in-process           8,015         4,349
Inventories under exchange agreements       (3,766)       (3,933)
                                        ----------    ----------
                                        $   18,882    $   11,026
                                        ==========    ==========


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

     This item will discuss and analyze the financial condition of the Company at June 30, 1997 and the results of operations of the Company for the three months and six months ended June 30, 1997 and 1996, respectively. The following table sets forth certain operating data of the Company for the periods indicated.

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            JUNE 30,                   JUNE 30,
                                                    ------------------------   ------------------------
                                                       1997          1996         1997          1996
                                                    ----------    ----------   ----------    ----------
                                                                        (IN THOUSANDS)
Revenues                                            $   53,987    $   54,217   $  100,033    $  103,113
Cost of sales                                           44,419        38,993       80,758        73,744
                                                    ----------    ----------   ----------    ----------
Gross profit                                             9,568        15,224       19,275        29,369
Selling, general and administrative expense              7,771         7,878       16,176        14,846
                                                    ----------    ----------   ----------    ----------
Operating income                                         1,797         7,346        3,099        14,523
Interest expense, net                                    5,366         4,755       10,140         9,217
Other income, net                                          198             7          427            93
                                                    ----------    ----------   ----------    ----------
Income (loss) before taxes and extraordinary item       (3,371)        2,598       (6,614)        5,399
Income tax provision (benefit)                          (1,311)        1,507       (2,100)        3,152
                                                    ----------    ----------   ----------    ----------
Net income (loss) before extraordinary item             (2,060)        1,091       (4,514)        2,247
Extraordinary loss                                      18,658          --         18,658          --
                                                    ----------    ----------   ----------    ----------
Net income (loss)                                   $  (20,718)   $    1,091   $  (23,172)   $    2,247
                                                    ==========    ==========   ==========    ==========




RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Revenues
     Revenues decreased by $3.1 million or approximately 3% to $100.0 million for the six months ended June 30, 1997. Revenues for Pioneer Chlor Alkali Company, Inc. ("PCAC") decreased $7.4 million or approximately 10% in the first six months of 1997 compared to the same period a year ago. Electrochemical unit ("ECU") prices decreased by approximately 4%, which reflects a $50 per ton decrease in caustic soda prices, partially offset by a $43 per ton increase in chlorine prices. In addition, caustic soda sales volume decreased 12% due to weather-related delays in Mississippi River barge shipments during the first quarter of 1997 and a reduction in exchange activity. Revenues for All-Pure Chemical Co. ("All-Pure") increased 12% or $2.7 million in the first six months of 1997 compared to the same period a year ago. This increase was due to the revenues associated with the acquisition of T.C. Products, Inc. which the Company acquired in the third quarter of 1996. Revenues for Kemwater North America Co. ("Kemwater") increased approximately 8% as the February 1, 1996 acquisition of KWT, Inc. resulted in six full months of revenue during 1997.

Cost of Sales
     Cost of sales increased by $7.0 million or almost 10% to $80.8 million for the six months ended June 30, 1997. This increase was the result of the acquisitions mentioned above, partially offset by lower cost of sales for caustic soda due to lower sales volumes.

Gross Profit
     Gross profit margin decreased from 29% during the first six months of 1996 to approximately 19% during the first six months of 1997. This decrease was a result of lower ECU prices described above along with somewhat higher ECU manufacturing costs.

Selling, General and Administrative Expense
     Selling, general and administrative expense increased by $1.3 million or 9% to $16.2 million during the 1997 period primarily due to the inclusion of those expenses related to KWT, Inc. and T.C. Products, Inc.

Interest Expense
     Interest expense increased by approximately $0.9 million to $10.1 million in the first six months of 1997 from $9.2 million in the first half of 1996. This increase was a result of the acquisitions mentioned above and the debt incurred for the refinancing of the Company's long-term debt and the Tacoma Acquisition.

Income (Loss) Before Taxes and Extraordinary Item
     As a result of the above, income (loss) before income taxes and extraordinary item decreased $12.0 million to a loss of $6.6 million for the six months ended June 30, 1997 from income of $5.4 million for the six months ended June 30, 1996.

Extraordinary Loss from Early Extinguishment of Debt
     During the second quarter of 1997, the Company recognized a $18.7 million extraordinary loss as a result of the early extinguishment of the 13 3/8% First Mortgage Notes. The extraordinary loss consisted primarily of the 20% premium paid on the face value of the notes and the write-off of debt placement fees related to the notes (net of tax benefit of $12.4 million).


THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Revenues
     Revenues decreased by $0.2 million to $54.0 million for the three months ended June 30, 1997. Revenues for PCAC decreased $2.5 million or approximately 7% in the second quarter of 1997 compared to the same period a year ago. ECU prices decreased by approximately 4%, which reflects a $58 per ton decrease in caustic soda prices, partially offset by a $48 per ton increase in chlorine prices. In addition, caustic soda sales volumes declined because of a decrease in exchange activity. Revenues for All-Pure increased 11% or $1.5 million in the second quarter of 1997 compared to the same period a year ago. This increase was due to the revenues associated with the acquisition of T.C. Products, Inc. which the Company acquired in the second quarter of 1996. Revenues for Kemwater decreased approximately 12% as significant competitive pressures in Kemwater's products have resulted in lower sales volumes and prices.

Cost of Sales
     Cost of sales increased by $5.4 million or almost 14% to $44.4 million during the second quarter of 1997 compared to the year ago period. This increase was the result of the acquisition mentioned above, along with higher ECU manufacturing costs when compared to the same period a year ago.

Gross Profit
     Gross profit margin decreased from 28% during the second quarter of 1996 to approximately 18% during the second quarter of 1997. This decrease was a result of lower ECU prices described above along with somewhat higher ECU manufacturing costs.

Selling, General and Administrative Expense
     Selling, general and administrative expense decreased by $0.1 million or 1% to $7.8 million during the second quarter of 1997 compared to the second quarter of 1996.

Interest Expense
     Interest expense increased by approximately $0.6 million to $5.4 million in the second quarter of 1997 from $4.8 million in the second quarter of 1996. This increase was a result of the acquisition mentioned above and the debt incurred for the refinancing of the Company's long-term debt and the Tacoma Acquisition.

Income (Loss) Before Taxes and Extraordinary Item
     As a result of the above, income (loss) before income taxes and extraordinary item decreased $6.0 million to a loss of $3.4 million for the three months ended June 30, 1997 from income of $2.6 million for the three months ended June 30, 1996.

Extraordinary Loss from Early Extinguishment of Debt
     During the second quarter of 1997, the Company recognized a $18.7 million extraordinary loss as a result of the early extinguishment of the 13 3/8% First Mortgage Notes. The extraordinary loss consisted primarily of the 20% premium paid on the face value of the notes and the write-off of debt placement fees related to the notes (net of tax benefit of $12.4 million).

LIQUIDITY AND CAPITAL RESOURCES

     Concurrent with the closing of the Tacoma Acquisition on June 17, 1997, a subsidiary of the Company, Pioneer Americas Acquisition Corp. ("PAAC") consummated a series of related transactions (the "Refinancings") comprised of
(i) a cash tender offer (the "Tender Offer") to purchase all of PAAC's existing 13 3/8% First Mortgage Notes due 2005 (the "First Mortgage Notes") at 120% of their principal amount, (ii) the issuance and sale of $200 million of 9 1/4% Series A Senior Secured Notes due 2007 (the "Initial Offering"), and (iii) borrowings of $100.0 million in term loans under a new term loan facility (the "Term Facility"). The proceeds of $300 million from these transactions were used to complete the tender offer, effect the Tacoma acquisition, and pay related expenses. Funds not so used were added to working capital.

     On May 19, 1997, PAAC commenced the Tender Offer for all of its existing First Mortgage Notes and the related Consent Solicitation from holders of the First Mortgage Notes to delete or modify certain covenants and other provisions governing the First Mortgage Notes. On June 17, 1997, all outstanding First Mortgage Notes were repurchased in the Tender Offer.

     On June 17, 1997, PAAC also entered into a $35.0 million revolving loan (subject to borrowing base limitations that relate to the level of accounts receivable and inventory) and letter of credit facility (the "Revolving Facility").

     The Revolving Facility provides for revolving loans (the "Revolving Loans") in an aggregate principal amount up to $35.0 million, of which up to $10.0 million will be available for the issuance of letters of credit. PAAC did not incur Revolving Loans at closing in connection with the Refinancings and the Tacoma Acquisition but had $2.8 million in letters of credit outstanding at such time under the Revolving Facility.

     The Company believes that cash flow from current and anticipated future levels of operations and, to a lesser extent, the availability under the Revolving Facility, will be adequate to make the required payments of principal and interest on outstanding indebtedness, as well as to fund its foreseeable capital expenditures and working capital requirements. Annualized cash interest of approximately $27.0 million will be payable on the Company's long-term debt. The Company anticipates that capital expenditures for 1997, excluding acquisitions, will be approximately $20.0 million, including approximately $4.4 million for environmental compliance matters. The Company believes that forecasted capital expenditures will permit it to maintain its facilities on a basis competitive within the industry through improved efficiency and throughput and continuation of high operating rates. To the extent that the Company were to draw upon the commitments under the Credit Facility due to adverse business conditions or to finance acquisitions or for other corporate purposes, the Company's aggregate interest expense would be increased.

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

     Net Cash Flows from (Used in) Operating Activities. During the first six months of 1997, the Company used $1.7 million in cash from operating activities mainly due to a net loss and a decrease in working capital, partially offset by depreciation and amortization.

     Net Cash Flows from Investing Activities. Cash used in investing activities for the first six months of 1997 was $103.2 million due to the Tacoma Acquisition and various capital expenditures related to property, plant and equipment.

     Net Cash Flows from Financing Activities. There was $125.4 million in cash provided by financing activities in the first six months of 1997 from the issuance of new debt as discussed above.

ACCOUNTING CHANGES

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 establishes new standards for computing and presenting earnings per share. The Company is required to adopt the provisions of SFAS No. 128 for its consolidated financial statements for the year ended December 31, 1997 and subsequent interim periods. Upon adoption, the standard also requires the restatement of all prior period earnings per share information presented. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share computations or disclosures.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," (SFAS No. 130) and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," (SFAS No. 131). SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 17, 1997. SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. These two statements have no effect on the Company's 1997 financial statements, but management is currently evaluating what, if any, additional disclosures may be required when these two statements are adopted for the first quarter of the year ending December 31, 1998.

CHANGES IN SECURITIES

     Pursuant to the terms of that certain Asset Purchase Agreement, dated as of May 14, 1997, by and between OCC Tacoma, Inc. and the Company, on June 17, 1997, the Company issued 55,000 shares of the Company's Series A Preferred Stock to OCC Tacoma, Inc. The shares formed part of the consideration for the acquisition of substantially all of the assets and properties used by OCC Tacoma, Inc. in the chlor-alkali business in Tacoma, Washington, including a chlor-alkali production facility. The shares were issued to OCC Tacoma, Inc. in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the stockholders of the Company was held on May 15, 1997. At the meeting William R. Berkley, Michael J. Ferris and Thomas H. Schnitzius were re-elected as directors of the Company, with terms of office ending at the annual meeting of stockholders to be held in 2000. A total of 5,703,322 shares were voted in favor of the election of each of Messrs. Berkley, Ferris and Schnitzius.

         At the annual meeting the stockholders also approved an amendment to the Company's Non-Employee Director Stock Plan providing for the issuance of up to an additional 100,000 shares of the Company's Class A common stock in accordance with the terms of the plan. A total of 5,702,033 shares were voted in favor of approval of the plan and 852 shares were voted against the approval of the plan.

         The stockholders also ratified the selection of Deloitte & Touche L.L.P. as independent certified public accountants to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 1997. A total of 5,702,539 shares were voted in favor of ratification and 783 shares were voted against ratification.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

  No.                          Description
  ---                          -----------
   2 Asset Purchase Agreement, dated as of May 14, 1997, by and between OCC Tacoma, Inc. and the Company (incorporated by reference to Exhibit 2 to the Company's Form 8-K dated June 17, 1997, and filed on July 1, 1997).

   4.1 Certificate of Designations of Series A Preferred Stock of the Company (incorporated by reference to Exhibit 4 to the Company's Form 8-K dated June 17, 1997, and filed on July 1, 1997).

   4.2 Indenture, dated as of June 17, 1997, by and among Pioneer Americas Acquisition Corp. ("PAAC"), the Subsidiary Guarantors defined therein and United States Trust Company of New York, as Trustee, relating to $200,000,000 principal amount of 9 1/4% Series A Senior Notes due 2007, including form of Note and Guarantees (incorporated by reference to Exhibit 4.1 to PAAC's Registration Statement on Form S-4, as amended (file no. 333-30683)).

   4.3(a) Deed of Trust, Assignment of Leases and Rents, Security Agreement,
          Fixture Filing and Financing Statement by Pioneer Chlor Alkali Company, Inc. ("PCAC") (Tacoma, Washington) (incorporated by reference to Exhibit 4.2(a) to PAAC's Registration Statement on Form S-4, as amended (file no. 333-30683)).

   4.3(b) Mortgage, Assignment of Leases and Rents, Security Agreement,
          Fixture Filing and Financing Statement by PCAC (St. Gabriel, Louisiana) (incorporated by reference to Exhibit 4.2(b) to PAAC's Registration Statement on Form S-4, as amended (file no. 333-30683)).

   4.3(c) Mortgage, Assignment of Leases and Rents, Security Agreement, Fixture
          Filing and Financing Statement by PCAC (Henderson, Nevada) (incorporated by reference to Exhibit 4.2(c) to PAAC's Registration Statement on Form S-4, as amended (file no. 333-30683)).

   4.4(a) Term Loan Agreement, dated as of June 17, 1997, among PAAC, various financial institutions as Lenders, DLJ Capital Funding, inc., as the Syndication Agent, Salomon Brothers Holding Company Inc, as the Documentation Agent and Bank of America Illinois, as the Administrative Agent (the "Term Loan Agreement") (incorporated by reference to Exhibit 4.3(a) to PAAC's Registration Statement on Form S-4, as amended (file no. 333-30683)).

   4.4(b) Subsidiary Guaranty, dated June 17, 1997, executed by each of the Subsidiaries party thereto, as guarantor, respectively, in favor of the Lenders, guaranteeing the obligations of one another under the Term Loan Agreement (incorporated by reference to Exhibit 4.3(b) to PAAC's Registration Statement on Form S-4, as amended (file no. 333-30683)).

   4.5 Security Agreement, dated as of June 17, 1997, among PCAC and United States Trust Company of New York, as Collateral Agent (incorporated by reference to Exhibit 4.4 to PAAC's Registration Statement on Form S-4, as amended (file no. 333-30683)).

   4.6 Stock Pledge Agreement, dated as of June 17, 1997, among Pioneer Americas, Inc. ("PAI") and United States Trust Company of New York, as Collateral Agent (incorporated by reference to Exhibit 4.5 to PAAC's Registration Statement on Form S-4, as amended (file no. 333-30683)).

   4.7(a) Loan and Security Agreement, dated as of June 17, 1997, by and among PAAC, Bank of America Illinois, as Agent and Lender and the other Lenders party thereto (the "Revolving Loan Agreement") (incorporated by reference to Exhibit 4.6(a) to PAAC's Registration Statement on Form S-4, as amended (file no. 333-30683)).

   4.7(b) Master Corporate Guaranty, dated June 17, 1997, executed by each of the Subsidiaries party thereto, as guarantor, respectively, in favor of Bank of Americas Illinois, as Agent, for the ratable benefit of the Lenders, guaranteeing the obligations of one another under the Revolving Loan Agreement (incorporated by reference to Exhibit 4.6(b) to PAAC's Registration Statement on Form S-4, as amended (file no. 333-30683)).

   4.7(c) Master Security Agreement, dated June 17, 1997, executed by each of the Subsidiaries party thereto, as guarantor, respectively, in favor of Bank of Americas Illinois, as Agent, for the ratable benefit of the Lenders (incorporated by reference to Exhibit 4.6(c) to PAAC's Registration Statement on Form S-4, as amended (file no. 333-30683)).

     4.8 Intercreditor and Collateral Agency Agreement, dated as of June 17, 1977 by and among United States Trust Company of New York, as Trustee and Collateral Agent, Bank of America Illinois, as Agent, PAAC, PAI and PCAC (incorporated by reference to Exhibit 4.7 to PAAC's Registration Statement on Form S-4, as amended (file no. 333-30683)).

    10.1 Chlorine and Caustic Soda Sales Agreement, dated as of June 17, 1997, between Occidental Chemical Corporation and Pioneer Chlor Alkali Company, Inc. ("PCAC") (incorporated by reference to Exhibit 10.13 to PAAC's Registration Statement on Form S-4, as amended (file no. 333-30683)).

    10.2 Chlorine Purchase Agreement, dated as of June 17, 1997, between OCC Tacoma, Inc. and PCAC (incorporated by reference to Exhibit 10.14 to PAAC's Registration Statement on Form S-4, as amended (file no. 333-30683)).

    10.3 Environmental Operating Agreement, dated as of June 17, 1997, between OCC Tacoma, Inc. and PCAC (incorporated by reference to Exhibit 10.15 to PAAC's Registration Statement on Form S-4, as amended (file no. 333-30683)).

    27    Financial Data Schedule.

     (b)  Reports on Form 8-K

          On May 29, 1997, the Company filed a Current Report on Form 8-K dated May 20, 1997. The report disclosed under Item 5, Other Events, that its wholly-owned subsidiary, Pioneer Americas Acquisition Corp. ("PAAC"), had commenced a cash tender offer to purchase all of the $135,000,000 in principal amount of its outstanding 13-3/8% First Mortgage Notes due 2005 and a related consent solicitation to eliminate certain restrictive covenants and other provisions of the Indenture pursuant to which the Notes were issued. No financial statements were filed with the report.

          On July 1, 1997, the Company filed a Current Report on Form 8-K dated June 17, 1997. The report disclosed under Item 2, Acquisition or Disposition of Assets, that on June 17, 1997, PCAC had acquired substantially all of the assets and properties used by OCC Tacoma, Inc. in the chlor-alkali business in Tacoma, Washington, including a chlor-alkali production facility, and the source of consideration for the acquisition was also disclosed. Filed with the report were financial statements of the business acquired and pro forma financial information.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        PIONEER COMPANIES, INC.


August 12, 1997                         By:  /s/ Philip J. Ablove
                                             ----------------------------------
                                             Philip J. Ablove
                                             Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

  27            Financial Data Schedule.