Form 10-Q
period 1997-09-30
PIONEER COMPANIES INC
filed 1997-11-04
CIK 830141

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                                  (MARK ONE)

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      OR

            | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM                 TO
                                           -----------------  ----------------

                        COMMISSION FILE NUMBER 1-9859

                           PIONEER COMPANIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                  06-1215192
      (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)


     4300 NATIONSBANK CENTER, 700 LOUISIANA STREET, HOUSTON, TEXAS 77002
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                  (ZIP CODE)

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

     On October 29, 1997, there were outstanding 8,623,220 shares of the Company's Class A Common Stock and 701,062 shares of Class B Common Stock.

                                TABLE OF CONTENTS

                          PART I--FINANCIAL INFORMATIONP

                                                                                                          PAGE
                                                                                                          ----
Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets--September 30, 1997 and December 31, 1996                           3

             Consolidated Statements of Operations--Three Months Ended September 30, 1997                    4
                      and 1996 and Nine Months Ended September 30, 1997 and 1996

             Consolidated Statements of Cash Flows--Nine Months Ended September 30, 1997 and 1996            5

             Notes to Consolidated Financial Statements                                                      6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations           9

                                             PART II--OTHER INFORMATION


Item 5.      Other Information                                                                              13

Item 6.      Exhibits and Reports on Form 8-K                                                               13


                         PART I --FINANCIAL INFORMATION

                             PIONEER COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                    1997              1996
                                                                                -------------      -----------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                     $  36,248         $  15,754
   Accounts receivable, less allowance for doubtful accounts of $1,356 at
     September 30, 1997 and $1,311 at December 31, 1996                             42,837            25,053
   Inventories                                                                      19,974            11,026
   Prepaid expenses                                                                  2,668             1,807
                                                                                 ---------         ---------
Total current assets                                                               101,727            53,640
Property, plant and equipment:
   Land                                                                              6,518             5,043
   Buildings and improvements                                                       30,417            20,956
   Machinery and equipment                                                         146,593            80,898
   Cylinders and tanks                                                               4,541             4,540
   Construction in progress                                                         26,407            12,321
                                                                                 ---------         ---------
                                                                                   214,476           123,758
   Less accumulated depreciation                                                   (28,327)          (17,479)
                                                                                 ---------         ---------
                                                                                   186,149           106,279
Other assets, net of accumulated amortization of $3,597 at September 30, 1997
   and $1,631 at December 31, 1996                                                  48,621            27,190
Excess cost over fair value of net assets acquired, net of accumulated amortization of $12,307 at September 30, 1997 and $8,027
   at December 31, 1996                                                            132,011           114,459
                                                                                 ---------         ---------
Total assets                                                                     $ 468,508         $ 301,568
                                                                                 =========         =========
                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                              $  28,181         $  18,103
   Accrued liabilities                                                              27,175            23,859
   Returnable deposits                                                               3,287             3,238
   Current portion of long-term debt                                                 2,794               128
                                                                                 ---------         ---------

Total current liabilities                                                           61,437            45,328
Long-term debt                                                                     325,083           161,103
Returnable deposits                                                                  3,271             3,272
Accrued pension and other employee benefits                                         18,511            14,100
Other long-term liabilities                                                         16,385            17,864
Commitments and contingencies
Preferred stock: $.01 par value, 55,000 shares, 55,000 authorized
   issued and outstanding                                                            5,500              --
Stockholders' equity:
   Common stock:
     Class A, $.01 par value,  authorized 46,000 shares, issued and
        outstanding 8,623 at September 30, 1997 and 8,459 at December 31, 1996          86                79
     Class B, $.01 par value, authorized 4,000 shares, issued and outstanding
        701 at September 30, 1997 and at December 31, 1996, convertible
        share-for-share into Class A shares                                              7                 7
   Additional paid-in capital                                                       54,720            53,853
   Retained earnings (deficit)
                                                                                   (16,492)            5,962
                                                                                 ---------         ---------
Total stockholders' equity                                                          38,321            59,901
                                                                                 ---------         ---------
Total liabilities and stockholders' equity                                       $ 468,508         $ 301,568
                                                                                 =========         =========

                See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                                              ---------------------   -----------------------
                                                                 1997        1996        1997          1996
                                                              ---------   ---------   ---------    ----------
Revenues                                                      $  72,329   $  55,969   $ 172,362    $ 159,082
Cost of sales                                                    53,719      41,341     134,477      115,085
                                                              ---------   ---------   ---------    ---------
Gross profit                                                     18,610      14,628      37,885       43,997
Selling, general and administrative expense                       9,235       8,301      25,411       23,147
                                                              ---------   ---------   ---------    ---------
Operating income                                                  9,375       6,327      12,474       20,850
Interest expense, net                                             6,962       4,691      17,102       13,908
Other income, net                                                   452         398         879          491
                                                              ---------   ---------   ---------    ---------
Income (loss) before taxes and extraordinary item                 2,865       2,034      (3,749)       7,433
Income tax provision                                              2,147       1,248          46        4,400
                                                              ---------   ---------   ---------    ---------
Income (loss) before extraordinary item                             718         786      (3,795)       3,033
Extraordinary  item from early  extinguishment  of
    debt (net of income tax benefit of $12,439)                    --          --       (18,658)        --
                                                              ---------   ---------   ---------    ---------
Net income (loss)                                             $     718   $     786   $ (22,453)   $   3,033
                                                              =========   =========   =========   ==========

Per Share Data (1)
Primary:
   Earnings (loss) before extraordinary item                  $    0.08   $    0.09   $   (0.41)   $    0.33
   Extraordinary item, net of tax benefit                          --          --         (2.00)         --
                                                              ---------   ---------   ---------   ----------
   Net income (loss)                                          $    0.08   $    0.09   $   (2.41)  $     0.33
                                                              =========   =========   =========   ==========
Fully diluted net income - third quarter 1997 only            $    0.07
                                                              =========

Average number of common shares outstanding:(1)
   Included in primary share calculation                          9,325       9,160       9,301        9,154
   Included in fully diluted per share calculation                9,764


(1) All share and per share information reflects the 7% stock dividend declared December 9, 1996.




                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                 NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                               -----------------------
                                                                                                  1997         1996
                                                                                               ----------   ----------
Operating activities:
   Net income (loss)                                                                           $ (22,453)   $   3,033
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Extraordinary item (net of tax)                                                           18,658         --
        Depreciation and amortization                                                             16,650       14,266
        Net change in deferred taxes                                                              (3,476)       3,805
        Net effect of changes in operating assets and liabilities (net of
          acquisitions) (Note 2)                                                                  (1,424)       2,683
                                                                                               ---------    ---------
Net cash flows from operating activities                                                           7,955       23,787
Investing activities:
     Acquisition of businesses                                                                   (97,000)      (7,031)
     Capital expenditures                                                                        (12,370)     (13,205)
                                                                                               ---------    ---------
Net cash flows used in investing activities                                                     (109,370)     (20,236)
Financing activities:
     Payments on long-term debt                                                                 (162,353)         (33)
     Proceeds from long-term debt                                                                300,000         --
     Debt issuance and related costs                                                             (16,612)        --
     Issuance of Class A common stock                                                                874          148
Net cash flows from financing activities                                                         121,909          115
                                                                                               ---------    ---------
Net increase in cash                                                                              20,494        3,666
Cash acquired in purchase                                                                           --            292
Cash at beginning of period                                                                       15,754       11,276
                                                                                               ---------    ---------
Cash at end of period                                                                          $  36,248    $  15,234
                                                                                               =========    =========





                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


1.  ORGANIZATION AND BASIS OF PRESENTATION

    The consolidated balance sheet at September 30, 1997 and the consolidated statements of operations and cash flows for all periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which in the opinion of management are necessary for a fair presentation. Operating results for the first nine months of 1997 are not necessarily indicative of results to be expected for the year ending December 31, 1997. The consolidated financial statements include the accounts of Pioneer Companies, Inc. ("PCI") and its subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts, except per share data, in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated.

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

     Income (loss) per common share is computed using the weighted average number of common shares outstanding during the period, after giving retroactive effect to a 7% stock dividend on Class A and Class B Common Stock to stockholders of record on December 16, 1996. Common stock equivalents are not significant for the three months ended September 30, 1996 and for the nine months ended September 30, 1997 and September 30, 1996; accordingly, such items were not used in the computation of net income (loss) per common share for the stated periods.

ACQUISITION

     On June 17, 1997, the Company consummated the acquisition of a chlor-alkali production facility and related business located in Tacoma, Washington (the "Tacoma Acquisition") from OCC Tacoma, Inc. ("OCC Tacoma"), a subsidiary of Occidental Chemical Corporation. Pursuant to the Asset Purchase Agreement, dated as of May 14, 1997, the Company acquired substantially all of the assets and properties used by OCC Tacoma in the chlor-alkali business at Tacoma, Washington. The purchase price consisted of (i) $97,000, payable in cash; (ii) 55,000 shares of Convertible Redeemable Preferred Stock, par value $.01 per share, of PCI, having a liquidation preference of $100 per share, and (iii) the assumption of certain obligations related to the acquired chlor-alkali business. The Tacoma Acquisition was accounted for in accordance with the purchase method of accounting. The acquired goodwill of approximately $15,000 is being amortized straight-line over 25 years. Results of operations of the acquired business have been reflected in the Company's financial statements since June 17, 1997.

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

                    PRO FORMA COMBINED SUMMARY FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                               ------------------------
                                                                  1997           1996
                                                               ---------    -----------
Revenues                                                        $ 209,383    $ 232,653
Income (loss) before extraordinary item                              (737)       3,578
Extraordinary item, early extinguishment
    of debt (net of income tax benefit of $12,439)                (18,658)        --
                                                                ---------    ---------
Net income (loss)                                               $ (19,395)   $   3,578
                                                                =========    =========

Weighted average number of shares of common stock outstanding
                                                                    9,301        9,154

Per Share Data:
Income (loss) before extraordinary item                         $   (0.08)   $    0.39
Extraordinary loss                                                  (2.00)        --
                                                                ---------    ---------
Net income (loss)                                               $   (2.08)   $    0.39
                                                                =========    =========



2.   SUPPLEMENTAL CASH FLOW INFORMATION

     Net effect of changes in operating assets and liabilities (net of acquisitions) are as follows:


                                                                            Nine Months Ended
                                                                             September 30,
                                                                        ------------------------------
                                                                            1997                1996
                                                                        ------------       -----------
     Accounts receivable                                                 $   (17,449)      $     3,939
     Inventories                                                              (1,727)              122
     Prepaid expenses                                                             36              (369)
     Other assets                                                             (3,549)           (2,518)
     Accounts payable                                                         13,240            (3,185)
     Accrued liabilities                                                       6,743             4,230
     Returnable deposits                                                        (129)               45
     Other long-term liabilities                                               1,411               419
                                                                         -----------       -----------
          Net change in operating accounts                               $    (1,424)      $     2,683
                                                                         ===========       ===========

     Following is supplemental cash flow information:


                                          NINE MONTHS ENDED
                                           SEPTEMBER  30,
                                          --------------------
                                            1997        1996
                                          ---------   --------
     Cash payments for:
        Interest                           $ 17,458   $  9,956
        Income taxes                            543      3,664
     Acquisition of OCC Tacoma facility:
          Cash paid for acquisition        $ 97,000
          Issuance of preferred stock         5,500
          Liabilities assumed                 2,955
                                           --------
          Fair value of assets acquired    $105,455
                                           ========
     Acquisition of T.C. Products, Inc.:
          Cash paid for acquisition                   $    5,459
          Long-term debt issued                            4,500
          Liabilities assumed                              3,994
                                                      ----------
          Fair value of assets acquired               $   13,953
                                                      ==========
     Acquisition of KWT, Inc.:
          Cash paid for acquisition                   $    1,572
          Long-term debt issued                            8,017
          Liabilities assumed                              2,167
                                                      ----------
          Fair value of assets acquired               $   11,756
                                                      ==========

     Other non-cash items included in the consolidated financial statements include an increase in stockholders' equity of $3,805 for the nine months ended September 30, 1996 due to the recognition of the net operating loss carryforward.

3.  INVENTORIES

Inventories consist of the following:


                                        SEPTEMBER 30,    DECEMBER 31,
                                          1997              1996
                                        -------------    ------------
Raw materials, supplies and parts       $ 12,192           $ 10,610
Finished goods and work-in-process        12,032              4,349
Inventories under exchange agreements     (4,250)            (3,933)
                                        --------           --------
                                        $ 19,974           $ 11,026
                                        ========           ========

4.  COMMITMENTS AND CONTINGENCIES

     The manufacturing operations of the Company are subject to United States federal, state and local laws and regulations relating to protection of the environment, including those applicable to waste management, discharge of pollutants into the air and water, cleanup liability from historical waste disposal practices and employee health and safety. Each of the United States federal environmental programs typically has a state counterpart. The state environmental programs generally must be at least as stringent as the federal requirements, and some state regulations are more onerous than the federal requirements. Both federal and state environmental programs allow the imposition of substantial civil and criminal penalties for noncompliance. Although the Company believes that its operations are in general compliance with applicable environmental laws and regulations, risks of substantial costs and liabilities are inherent in chemical manufacturing operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as new environmental laws and regulations or stricter enforcement and cleanup policies, could results in substantial costs and liabilities to the Company. The Company has accrued $11.9 million related to expected future environmental restoration and remediation costs, computed on an undiscounted basis. In the opinion of management, there is currently no material estimable range of loss in excess of the amount recorded. However, it is possible that new information about the sites for which the reserve has been established, new technology or future developments could require the Company to reassess its potential exposure related to environmental matters.

     The Company relies on indemnification from the previous owners in connection with certain environmental liabilities at its chlor-alkali plants and other facilities. There can be no assurance, however, that such indemnification arrangements will be adequate to protect the Company from environmental liabilities at these sites or that such third parties will perform their obligations under the respective indemnification arrangements, in which case the Company would be required to incur significant expenses for environmental liabilities, which would have a material adverse effect on the Company.

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

     This item will discuss and analyze the financial condition of the Company at September 30, 1997 and the results of operations of the Company for the three months and nine months ended September 30, 1997 and 1996, respectively. The following table sets forth certain operating data of the Company for the periods indicated.


                                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                      SEPTEMBER  30,           SEPTEMBER 30,
                                                                  ---------------------   ----------------------
                                                                    1997        1996        1997          1996
                                                                  ---------   ---------   ---------    ---------
                                                                                   (in thousands)
Revenues                                                          $  72,329   $  55,969   $ 172,362    $ 159,082
Cost of sales                                                        53,719      41,341     134,477      115,085
                                                                  ---------   ---------   ---------    ---------
Gross profit                                                         18,610      14,628      37,885       43,997
Selling, general and administrative expense                           9,235       8,301      25,411       23,147
                                                                  ---------   ---------   ---------    ---------
Operating income                                                      9,375       6,327      12,474       20,850
Interest expense, net                                                 6,962       4,691      17,102       13,908
Other income, net                                                       452         398         879          491
                                                                  ---------   ---------   ---------    ---------
Income (loss) before taxes and extraordinary item                     2,865       2,034      (3,749)       7,433
Income tax provision                                                  2,147       1,248       4,400
                                                                  ---------   ---------   ---------    ---------
Net income (loss) before extraordinary item                             718         786      (3,795)       3,033
Extraordinary item                                                     --          --       (18,658)        --
                                                                  ---------   ---------   ---------    ---------
Net income (loss)                                                 $     718   $     786   $ (22,453)   $   3,033
                                                                  =========   =========   =========    =========

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Revenues

     Revenues increased by $13.3 million or approximately 8.3% to $172.4 million for the nine months ended September 30, 1997. Revenues for Pioneer Chlor Alkali Company, Inc. ("PCAC") increased $10.7 million or approximately 9.7% in the first nine months of 1997 compared to the same period a year ago. The increase in revenues was attributable to the additional sales volumes from PCAC's Tacoma plant which was acquired on June 17, 1997. Partially offsetting this increase were lower electrochemical unit ("ECU") pricing and lower sales volumes from PCAC's Henderson and St. Gabriel plants. ECU prices decreased by approximately 5%, which reflects a $54 per ton decrease in caustic soda prices, partially offset by a $41 per ton increase in chlorine prices. Caustic soda sales volume decreased 5% mainly due to lost revenues caused by weather-related delays in Mississippi River barge shipments during the first quarter of 1997 and a reduction in exchange activity. Production at Henderson and St. Gabriel was also curtailed somewhat by the shortage of railcars currently being experienced in the United States. Revenues for All-Pure Chemical Co. ("All-Pure") increased 3% or $1.2 million in the first nine months of 1997 compared to the same period a year ago. This increase was due to the revenues associated with the acquisition of T.C. Products, Inc. which the Company acquired in the third quarter of 1996, partially offset by lower overall sales volumes and prices due to continuing competitive pressures on All-Pure's products. Revenues for Kemwater North America Co. ("Kemwater") increased approximately $1.6 million or 5.7% because KWT, Inc., which was acquired on February 1, 1996, was included for the full nine months of 1997.

Cost of Sales

     Cost of sales increased by $19.4 million or approximately 17% to $134.5 million for the nine months ended September 30, 1997. This increase was the result of the acquisitions mentioned above, partially offset by lower cost of sales for chlorine and caustic soda due to lower sales volumes from PCAC's Henderson and St. Gabriel plants.

Gross Profit

     Gross profit margin decreased from 28% during the first nine months of 1996 to approximately 22% during the first nine months of 1997. This decrease was primarily a result of lower ECU prices described above. In addition, an export shipment of caustic soda during the third quarter of 1997, which had been scheduled earlier in the year at the lower prices then prevailing, reduced gross profit because it resulted in a loss.

Selling, General and Administrative Expense

     Selling, general and administrative expense increased by $2.3 million or 9.8% to $25.4 million during the 1997 period primarily due to the inclusion of those expenses related to KWT, Inc. and T.C. Products, Inc., additional personnel hired in the first half of 1997 and an increase in accrued employee profit sharing.

Interest Expense, Net

     Interest expense increased by approximately $3.2 million to $17.1 million in the first nine months of 1997 from $13.9 million in the first nine months of 1996. This increase was a result of the debt incurred for the Tacoma Acquisition, partially offset by lower interest expense from refinancing $135.0 million 13 3/8% First Mortgage Notes with 9 1/4% Senior Notes.

Income (Loss) Before Taxes and Extraordinary Item

     As a result of the above, income (loss) before income taxes and extraordinary item decreased $11.2 million to a loss of $3.8 million for the nine months ended September 30, 1997 from income of $7.4 million for the nine months ended September 30, 1996.

Extraordinary Loss from Early Extinguishment of Debt

     During the second quarter of 1997, the Company recognized an $18.7 million extraordinary loss as a result of the early extinguishment of the 13 3/8% First Mortgage Notes. The extraordinary loss consisted primarily of the 20% premium paid on the face value of the notes and the write-off of debt placement fees related to the notes (net of tax benefit of $12.4 million).


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Revenues

     Revenues increased by $16.4 million to $72.3 million for the three months ended September 30, 1997. Revenues for PCAC increased $18.1 million or approximately 50% in the third quarter of 1997 compared to the same period a year ago. The increase in revenues was attributable to sales from the Tacoma plant which was acquired June 17, 1997. In addition, caustic soda sales volume increased due to an export shipment in September 1997. Partially offsetting these increases in revenue was a decrease in were ECU prices of approximately 5%, which reflects a $52 per ton decrease in caustic soda prices, partially offset by a $36 per ton increase in chlorine prices. Revenues for All-Pure decreased 8% or $1.4 million in the third quarter of 1997 compared to the same period a year ago. This decrease was due to the lower sales prices and sales volumes caused by competitive market pressures. Revenues for Kemwater decreased approximately 13% as significant competitive pressures in Kemwater's products have resulted in lower sales volumes and prices.

Cost of Sales

     Cost of sales increased by $12.4 million or almost 30% to $53.7 million during the third quarter of 1997 compared to the year ago period. This increase was the result of the acquisition mentioned above, along with somewhat higher ECU manufacturing costs when compared to the same period a year ago.

Gross Profit

     Gross profit margin remained basically unchanged at 26% during the third quarter of 1997 compared to the year ago period. Higher sales volumes were offset by lower ECU prices described above. In addition, an export shipment of caustic soda during the third quarter of 1997, which had been scheduled earlier in the year at the lower prices then prevailing, reduced gross profit because it resulted in a loss.

Selling, General and Administrative Expense

     Selling, general and administrative expense increased by $0.9 million or 11% to $9.2 million during the third quarter of 1997 compared to the third quarter of 1996. This increase was primarily due to additional employee profit sharing accrued in the third quarter of 1997 compared to the third quarter of 1996.

Interest Expense

     Interest expense increased by approximately $2.3 million to $7.0 million in the third quarter of 1997 from $4.7 million in the third quarter of 1996. This increase was a result of the debt incurred for the Tacoma Acquisition, partially offset by lower interest expense from refinancing $135.0 million 13 3/8% First Mortgage Notes with 9 1/4% Senior Notes.

Income (Loss) Before Taxes and Extraordinary Item

     As a result of the above, income (loss) before income taxes and extraordinary item increased $0.8 million to $2.9 million for the three months ended September 30, 1997 from income of $2.0 million for the three months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     On June 17, 1997, one of PCI's subsidiaries entered into a $35.0 million revolving loan and letter of credit facility (subject to borrowing base limitations that relate to the level of accounts receivable and inventory) (the "Revolving Facility").

     The Revolving Facility provides for revolving loans (the "Revolving Loans") in an aggregate principal amount up to $35.0 million, of which up to $10.0 million will be available for the issuance of letters of credit. As of September 30, 1997, the Company had $2.8 million in letters of credit outstanding and had, subject to certain restrictions (including borrowing base limitations), the ability to draw up to $32.2 million of additional indebtedness. The Company had no Revolving Loans outstanding at September 30, 1997.

     The Company believes that cash flow from current and anticipated future levels of operations and, to a lesser extent, the availability under the Revolving Facility, will be adequate to make the required payments of principal and interest on outstanding indebtedness, as well as to fund its foreseeable capital expenditures and working capital requirements. Annualized cash interest of approximately $27.0 million will be payable on the Company's long-term debt. The Company anticipates that capital expenditures for 1997, excluding acquisitions, will be approximately $20.0 million, including approximately $4.4 million for environmental compliance matters. The Company believes that forecasted capital expenditures will permit it to maintain its facilities on a basis competitive within the industry through improved efficiency and throughput and continuation of high operating rates. To the extent that the Company were to draw upon the commitments under the Revolving Facility due to adverse business conditions or to finance acquisitions or for other corporate purposes, the Company's aggregate interest expense would be increased.

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

     As of September 22, 1997, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement") with Imperial Chemical Industries PLC ("ICI") and certain of its subsidiaries. Pursuant to the Purchase Agreement, the Company will acquire substantially of the assets and properties used by ICI in its North American chlor-alkali business. The purchase price consists of approximately $235.6 million, payable in cash, and the assumption of certain obligations related to the acquired chlor-alkali business. In conjunction with this acquisition, the Company is currently engaged in a series of related transactions (the "Financings") comprised of (i) the offering of $175.0 million of new Senior Notes (the "Offering"), (ii) borrowings of $58.0 million in term loans under a new senior secured term loan facility (the "Term
Facility") and (iii) the amendment of the existing senior revolving loan and letter of credit facility to increase availability to $65.0 million (the "Revolving Facility"). The Company expects the new credit facilities, consisting of the Term Facility and the $65.0 million Revolving Facility, to be effective at the closing of the Offering and the acquisition of the ICI business.

     Net Cash Flows Provided by Operating Activities. During the first nine months of 1997, the Company generated $8.0 million in cash from operating activities compared to $23.8 million during the first nine months of 1996. The decrease was primarily due to lower operating income and increased interest paid during the period.

     Net Cash Flows Used in Investing Activities. Cash used in investing activities for the first nine months of 1997 was $109.4 million due to the acquisition of the Tacoma plant and various capital expenditures related to property, plant and equipment.

     Net Cash Flows Provided by Financing Activities. There was $121.9 million in cash provided by financing activities in the first nine months of 1997 from the issuance of new debt associated with the acquisition of the Tacoma facility and the refinancing of the Company's senior secured debt in the second quarter of 1997.

ACCOUNTING CHANGES

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 establishes new standards for computing and presenting earnings per share. The Company is required to adopt the provisions of SFAS No. 128 for its consolidated financial statements for the year ended December 31, 1997 and subsequent periods. Upon adoption, the standard also requires the restatement of all prior period earnings per share information presented. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share computations or disclosures.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," (SFAS No. 130) and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," (SFAS No.
131). SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. These two statements have no effect on the Company's 1997 financial statements, but management is currently evaluating what, if any, additional disclosures may be required when these two statements are adopted for the first quarter of the year ending December 31, 1998.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

     On September 22, 1997, the Company and two newly-formed subsidiaries of the Company, PCI Chemicals Canada, Inc. ("PCI Canada") and PCI Carolina, Inc. ("PCI Carolina"), entered into an Asset Purchase Agreement with Imperial Chemical Industries PLC., ICI Canada Inc. ("ICI Canada") and ICI Americas, Inc. In accordance with the terms of the agreement, PCI Canada and PCI Carolina will purchase the forest products division of ICI Canada Inc. ("ICI Canada"), consisting of certain assets located in Canada and the United States and used for the manufacture and sale of chlor alkali and other industrial chemicals, for approximately $235.6 million in cash. It is anticipated that the closing of the transaction will occur during the fourth quarter.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


          (a)     Exhibits

          No.                     Description
          ---                     -----------
            2 Asset Purchase Agreement, dated as of September 22, 1997, between PCI Chemicals Canada Inc., PCI Carolina, Inc. and the Company and ICI Canada Inc., ICI Americas, Inc. and Imperial Chemical Industries PLC.

          27        Financial Data Schedule.


          (b)       Reports on Form 8-K

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

                                         PIONEER COMPANIES, INC.




November 4, 1997                         By: /s/ Philip J. Ablove
                                            ------------------------------------
                                             Philip J. Ablove
                                             Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)