Form 10-K405
period 1997-12-31
PIONEER COMPANIES INC
filed 1998-03-12
CIK 830141

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1994

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

           4300 NATIONSBANK CENTER
             700 LOUISIANA STREET
                HOUSTON, TEXAS
                (713) 570-3200                                     77002
   (Address of principal executive offices)                      (Zip Code)

                             ---------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE   NONE.
  ACT:
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE   CLASS A COMMON STOCK, $.01 PAR VALUE
  ACT:                                                   (Title of class)

     On February 28, 1998, there were outstanding 9,236,493 shares of the Company's Class A Common Stock, $.01 par value. The aggregate market value of the Company's voting stock held by non-affiliates of the Company is $45,511,000 based on the closing price for the Class A Common Stock in consolidated trading on March 5, 1998.

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X , NO __ .

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. YES ___.

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES X , NO __ .

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1998 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.
================================================================================

                            PIONEER COMPANIES, INC.

                               TABLE OF CONTENTS
                       ANNUAL REPORT ON FORM 10-K FOR THE
                          YEAR ENDED DECEMBER 31, 1997

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................    9
Item 3    Legal Proceedings...........................................   12
Item 4.   Submission of Matters to a Vote of Security Holders.........   12
Item 4a.  Executive Officers of the Registrant........................   12
                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   14
Item 6.   Selected Financial Data.....................................   15
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   16
Item 8.   Financial Statements and Supplementary Data.................   24
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   51
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   51
Item 11.  Executive Compensation......................................   51
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   51
Item 13.  Certain Relationships and Related Transactions..............   52
                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   52

                                     PART I

     Unless the context otherwise requires, (i) the term "Pioneer" refers to Pioneer Companies, Inc., (ii) the term "PAAC" refers to Pioneer Americas Acquisition Corp. a wholly-owned subsidiary of Pioneer, (iii) the terms "Pioneer Americas" and "Predecessor Company" refer to Pioneer Americas, Inc. and its subsidiaries, and (iv) the term "Company" means Pioneer and its consolidated subsidiaries.

     Certain statements in this Form 10-K regarding future expectations of the Company's business and the Company's results of operations may be regarded as "forward looking statements" within the meaning of the Securities Litigation Reform Act. Such statements are subject to various risks, including the Company's high financial leverage, the cyclical nature of the markets for many of the Company's products and raw materials and other risks discussed in detail. Actual outcomes may vary materially.

ITEM 1. BUSINESS.

     The Company manufactures and markets chlorine and caustic soda and several related downstream water treatment products. Pioneer conducts its primary business through its operating subsidiaries: Pioneer Chlor Alkali Company, Inc. ("PCAC"), All-Pure Chemical Co. ("All-Pure") (including T.C. Products, Inc.), Kemwater North America Company ("Kemwater") (including KWT, Inc.) and PCI Chemicals Canada Inc. and PCI Carolina, Inc. (together "PCI Canada") (following the October 1997 acquisition of substantially all of the assets and properties of the North American chlor-alkali business of ICI Canada Inc. and ICI Americas Inc.).

     On April 20, 1995, pursuant to a Stock Purchase Agreement, dated as of March 24, 1995, by and among Pioneer, PCAC and the holders of the outstanding common stock and other common equity interests of Pioneer Americas, Inc. (the "Sellers"), PAAC acquired all of such stock and interests (the "Pioneer Acquisition"). Prior to the Pioneer Acquisition, Pioneer, which was then named GEV Corporation, was actively seeking acquisitions and had no other operations.

     On June 17, 1997, the Company expanded its presence in the western United States with the acquisition of a chlor-alkali production facility and related business (the "Tacoma Facility") located in Tacoma, Washington (the "Tacoma Acquisition"). The transaction involved the acquisition of the Tacoma Facility by PCAC from OCC Tacoma, Inc. ("OCC Tacoma"), a subsidiary of Occidental Chemical Corporation ("OxyChem"), for a purchase price consisting of (i) $97.0 million, paid in cash, (ii) 55,000 shares of Convertible Redeemable Preferred Stock, par value $.01 per share, of Pioneer (the "Pioneer Preferred Stock"), having a liquidation preference of $100 per share, and (iii) the assumption of certain obligations related to the acquired chlor-alkali business. The Tacoma Facility has an aggregate production capacity of 225,000 electrochemical units ("ECUs", each consisting of 1 ton of chlorine and 1.1 tons of caustic soda).

     On October 31, 1997, the Company expanded into eastern Canadian and eastern United States chlor-alkali markets with the acquisition of the North American chlor-alkali business of ICI Canada, Inc. ("ICI Canada") and ICI Americas, Inc. ("ICI Americas") pursuant to an Asset Purchase Agreement among Pioneer and its newly-formed subsidiaries, PCI Chemicals Canada Inc. and PCI Carolina, Inc. and Imperial Chemical Industries PLC ("ICI") and its subsidiaries, ICI Canada and ICI Americas. The purchase price for such acquisition (the "PCI Canada Acquisition") consisted of approximately $235.6 million, paid in cash, and the assumption of certain obligations related to the acquired chlor-alkali business. Headquartered in Montreal, Quebec, PCI Canada is now a leading eastern North American merchant chlor-alkali manufacturer, serving primarily the pulp and paper industry.

     The Company now owns and operates five chlor-alkali production facilities with aggregate production capacity of approximately 950,000 ECUs. Management believes the Company's competitive position has been significantly strengthened by the recent acquisitions, providing the Company with low-cost, well-maintained and efficient production plants. Approximately 60% of the Company's sources of electricity is hydro-power based, the cheapest source in North America. In addition, over 22% of the Company's ECU capacity employs membrane cell technology, the most efficient available technology. Management believes that the Company is one of the six largest chlor-alkali producers in North America, with approximately 6% of North American production capacity.

     In addition to its chlor-alkali capacity, the Company manufactures hydrochloric acid, bleach, sodium chlorate and other products.

     As of December 31, 1997, Interlaken Investment Partners, L.P., a Delaware limited partnership (the "Interlaken Partnership") beneficially owned approximately 34.9% of the voting power of Pioneer and William R. Berkley (who may be deemed to beneficially own all shares of Pioneer common stock held by the Interlaken Partnership) beneficially owned approximately 59.9% of the voting power of Pioneer.

     PCAC. PCAC owns and operates three chlor-alkali production facilities, located in St. Gabriel, Louisiana, Henderson, Nevada and Tacoma, Washington. The facilities in St. Gabriel and Henderson were acquired by the Predecessor Company from Stauffer Chlor Alkali Company, Inc. in 1988. The three facilities produce chlorine and caustic soda for sale in the merchant markets and for use as raw materials by PCAC, Kemwater and All-Pure in the manufacture of downstream products. The Henderson facility also produces hydrochloric acid, and the Tacoma Facility also produces hydrochloric acid and calcium chloride. PCAC also has an indirect 15% equity interest in Saguaro Power Company L.P. ("Saguaro Power"), which owns and operates a 90-megawatt cogeneration facility located on approximately six acres of the Henderson property.

     All-Pure. All-Pure manufactures bleach, repackages chlorine and hydrochloric acid and distributes these products along with caustic soda and related products to municipalities, swimming pool supply distributors and selected commercial and retail markets in the western United States. Effective July 1, 1996, All-Pure acquired T.C. Products, Inc. ("T.C. Products") through the acquisition of its parent, T.C. Holdings, Inc., from its shareholders. T.C. Products continues to manufacture and package bleach and related products at its plant in Tacoma, Washington. The acquisition of T.C. Products was accounted for as a purchase transaction and, accordingly, the Company's consolidated financial statements subsequent to July 1, 1996 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of July 1, 1996, and include the results of T.C. Products subsequent to such date. All-Pure purchases all of its chlorine and caustic soda and a substantial portion of its hydrochloric acid from PCAC. Because bleach contains a high percentage of water, freight costs and logistics are an important competitive factor. All-Pure's production plants and distribution facilities are strategically located in or near most of the largest population centers of the West Coast. In 1997, an unusual charge of $1.0 million was recorded, relating to the closure of certain of All-Pure's plants and the consolidation of their operations to other locations.

     Kemwater. In February 1996, the Company formed Kemwater to continue the business activities previously conducted by its subsidiary, Imperial West Chemical Co. ("Imperial West"), and to operate the business acquired through the acquisition at that time of KWT, Inc. ("KWT") from a subsidiary of Kemira Oy of Finland ("Kemira"). The operations now conducted by Kemwater involve manufacturing and supplying iron chlorides to the potable and waste water markets in the western United States, and polyaluminum chlorides to the same markets in the eastern United States. The products are used primarily to remove solids from waste water streams and to control hydrogen sulfide emissions. Kemwater also manufactures and markets aluminum sulfate to the waste water and pulp and paper industries and is a manufacturer of bleach for municipal water disinfection in the western U.S. Kemwater has exclusive licenses to use Kemira's existing and future advanced water treatment technology in the development and sale of products and services for the potable water, waste water and industrial water treatment markets in the United States (other than the northeastern U.S.) and the Caribbean. A substantial amount of the chlorine, caustic soda and hydrochloric acid used as raw materials by Kemwater are purchased from PCAC. In 1997, due to continued operating losses, an unusual charge of $4.3 million was recorded to reduce the carrying value of certain Kemwater assets based upon management's estimates of net realizable value.

     PCI Canada. PCI Canada operates two chlor-alkali production facilities, at Becancour, Quebec and Dalhousie, New Brunswick, with aggregate production capacity of approximately 376,000 ECUs, as well as additional downstream production units at Cornwall, Ontario. The Becancour facility also produces hydrochloric acid and bleach, and the Dalhousie facility also produces sodium chlorate. The Cornwall facility produces hydrochloric acid, bleach, chlorinated paraffins under the brand name Cereclor(R), and a proprietary pulping additive, PSR 2000(R). PCI Chemicals Canada, Inc.'s affiliate, PCI Carolina, Inc., owns a downstream production unit at Charlotte, North Carolina, which produces a proprietary pulping additive, IMPAQT(R). PCI Carolina, Inc. also purchases the chlor-alkali products manufactured by PCI Chemicals Canada, Inc. for sale to customers in the United States. PCI Chemicals Canada, Inc. and PCI Carolina, Inc. also provide hydrogen peroxide and bleaching enzymes to customers pursuant to a hydrogen peroxide resale agreement for eastern Canada and a bleaching enzyme resale agreement for North America.

     The following table sets forth the Company's average ECU net sales price for the years ended December 31:

1997..................................................  $370
1996..................................................   385
1995..................................................   414
1994..................................................   327
1993..................................................   275

COMPETITION

     The chlor-alkali industry is highly competitive. Many of the Company's competitors are larger and have greater financial resources than the Company. Several, including The Dow Chemical Company ("Dow"), OxyChem, and PPG Industries, Inc., are some of the world's largest chemical companies that have their own raw material resources. There are also numerous regional companies that specialize in a smaller number of chemical products. While a significant portion of the Company's business is based upon widely available technology, the difficulty in obtaining permits for the production of chlor-alkali and chlor-alkali related products may be a barrier to entry. The Company's ability to compete effectively depends on its ability to maintain competitive prices and to provide reliable and responsive service to its customers.

     North America represents approximately 30% of world chlor-alkali production capacity, with approximately 15.3 million tons of chlorine and 16.8 million tons of caustic soda production capacity. OxyChem and Dow are the two largest chlor-alkali producers in North America, together representing approximately one half of North American capacity. The remaining capacity is held by approximately 20 companies. Approximately 65% of North American chlor-alkali capacity is located on the Gulf Coast of Texas and Louisiana. The Company's chlor-alkali capacity represents approximately 6% of total North American capacity. The Company believes that the chlorine and caustic soda currently produced at its Henderson and Tacoma facilities provide a significant source of supply for the West Coast region, where the Company is the largest supplier of chlorine and bleach for water treatment purposes and where Kemwater is the largest producer of iron chlorides. The Company believes the St. Gabriel and Tacoma facilities are leading suppliers of premium, low-salt grade caustic soda in their respective regions. The Company believes the strong regional presence of PCI Canada in eastern Canada and the eastern United States has enhanced the competitiveness of the Company's operations.

EMPLOYEES

     As of December 31, 1997, the Company had 1,365 employees. Approximately 95 of the Company's employees at PCAC's Henderson, Nevada plant are covered by collective bargaining agreements with the United Steelworkers of America and the International Association of Machinists and Aerospace Workers that are in effect until March 13, 2001, and approximately 110 of the Company's employees at PCAC's Tacoma facility are covered by collective bargaining agreements with the International Chemical Workers and the Operating Engineers that are in effect until June 7, 2000 and June 11, 2003, respectively. Approximately 140 of the Company's employees at PCI Canada's Becancour facility are covered by collective bargaining agreements with the Energy and Paper Workers Union that is in effect until April 30, 2000, and approximately 50 employees at PCI Canada's Cornwall facility are represented by the United Steelworkers Union, with a collective bargaining agreement that expires on October 31, 1999. Approximately 88 of the Company's employees at All-Pure's City of Industry facility are covered by collective bargaining agreements with the

Steel, Paper House, Chemical Drivers and Helpers Union and the International Chemical Workers Union that are in effect until August 31, 2002 and January 20, 2003, respectively, and approximately 25 employees at All-Pure's Tacoma facility are covered by a collective bargaining agreement with the Teamsters Union that is in effect until December 1, 2002. The Company's employees at other production facilities are not covered by union contracts or collective bargaining agreements. The Company considers its relationship with its employees to be good and it has not experienced any strikes or work stoppages.

ENVIRONMENTAL REGULATION

     Air Quality. The Company's United States operations are subject to the federal Clean Air Act and the amendments to that act which were enacted in 1990. The Company will be subject to some of the additional environmental regulations adopted by the federal EPA and state environmental agencies to implement the Clean Air Act Amendments of 1990. The Tacoma Facility has applied for a Title V operating permit under these regulations. Among the requirements that are potentially applicable to the Company are those that require the EPA to establish hazardous air pollutant emissions requirements for chlorine production facilities. Although the Company cannot estimate the cost of complying with these requirements until the implementing regulations are proposed, at this time the Company does not believe that such requirements will have a material adverse effect on it.

     Most of the Company's plants manufacture or use chlorine, which is in gaseous form if released into the air. Chlorine gas in relatively low concentrations can irritate the eyes, nose and skin and in large quantities or high concentrations can cause permanent injury or death. From 1995 to date, there have been six releases from the Company's plants, each of which was less than 35 pounds. Those releases were controlled by plant personnel, in some cases with the assistance of local emergency response personnel, and there were no material claims against the Company as a result of those incidents. The Company maintains systems to detect emissions of chlorine at its plants, and the St. Gabriel, Tacoma and Henderson plants are members of their local industrial emergency response networks. The Company believes that its insurance coverage is adequate with respect to costs that might be incurred in connection with any future release, although there can be no assurance that the Company will not incur substantial expenditures that are not covered by insurance if a release does occur in the future.

     Water Quality. The Company maintains waste water discharge permits for many of its facilities pursuant to the U.S. federal Water Pollution Control Act of 1972, as amended, and comparable state laws. Where required, the Company has also applied for permits to discharge stormwater under such laws. In order to meet the discharge requirements applicable to stormwater, it will be necessary to modify surface drainage or make other changes at certain plants. The Company spent approximately $2.1 million during 1997 for modifications to the stormwater system at the Henderson plant, and believes that any additional costs associated with stormwater discharge at Henderson and its other plants will not have a material adverse effect on the Company's financial condition, liquidity or operating results. The various states in which the Company operates also have water pollution control statutes and regulatory programs which include groundwater and surface water protection provisions. The requirements of these laws vary and are generally implemented through a state regulatory agency. These water protection programs typically require site discharge permits, and spill notification, prevention and corrective action plans. At several of the Company's facilities, investigations or remediations are underway and at some of these locations regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources. The Company could be required to incur additional costs to construct and operate remediation systems in the future. In addition, at several of its facilities, the Company is in the process of replacing or closing ponds for the collection of wastewater. The Company plans to spend approximately $1.2 million during the next 15 years for closure of eight chlor-alkali waste water disposal ponds at its Henderson plant.

     Hazardous and Solid Wastes. The Company's manufacturing facilities generate hazardous and non-hazardous solid wastes which are subject to the requirements of the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. Under the 1984 amendments to RCRA, the EPA promulgated regulations banning the land disposal of certain hazardous wastes unless the wastes meet defined treatment or disposal standards, including certain mercury-containing wastes generated by the Company's St.

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

     Canadian Environmental Laws. PCI Canada's Canadian facilities are governed by federal environmental laws adopted by the Canadian parliament and administered by Environment Canada and by provincial environmental laws adopted by the respective provincial legislatures and enforced by administrative agencies. Many of these laws are comparable to the U.S. laws described above. In particular, the Canadian environmental laws generally provide for control and/or prohibition of pollution, for the issuance of certificates of authority or certificates of authorization which permit the operation of regulated facilities and prescribe limits on the discharge of pollutants, and for penalties for the failure to comply with applicable laws. These laws include the substantive areas of air pollution, water pollution, solid and hazardous waste generation and disposal, toxic substances, petroleum storage tanks, protection of surface and subsurface waters, and protection of other natural resources. However, there is no Canadian law similar to CERCLA that would make a company liable for legal off-site disposal.

     The Canadian Environmental Protection Act ("CEPA") is the primary federal statute which governs environmental matters throughout the provinces. The Chlor-Alkali Mercury Release Regulations and the Chlor-Alkali Mercury Liquid Effluent Regulations, adopted under the CEPA, regulate the operation of the Dalhousie facility. In particular, these regulations provide for the quantity of mercury a chlor-alkali plant may release into the ambient air and the quantity of mercury that may be released with liquid effluent. The federal Fisheries Act is the principal federal water pollution control statute. It prohibits the deposit of deleterious substances into waters frequented by fish. This law would apply in the event of a spill of caustic soda or other deleterious substance that adversely impacts marine life in a waterway. The Cornwall, Becancour and Dalhousie facilities are all located adjacent to major waterways and are therefore subject to the requirements of this statute.

     The primary provincial environmental laws include the Environmental Protection Act in the province of Ontario, the Quebec Environment Quality Act ("EQA") in Quebec and the Clean Environment Act in New Brunswick. In general, each of these acts regulates the discharge of a contaminant into the natural environment if such discharge causes or is likely to cause an adverse effect.

INDEMNITIES

     ZENECA Indemnity. The Company's Henderson plant is located within what is known as the "Basic Complex." Soil and groundwater contamination have been identified within and adjoining the Basic Complex, including land owned by the Company. A groundwater treatment system has been installed at the facility and, pursuant to a consent agreement with the Nevada Division of Environmental Protection, a study is being conducted to further evaluate soil and groundwater contamination at the facility and other properties within the Basic Complex and to determine whether additional remediation will be necessary with respect to the Company's property.

     In connection with the 1988 acquisition of the Henderson and St. Gabriel properties by Pioneer Americas, the Sellers agreed to indemnify Pioneer Americas with respect to, among other things, certain environmental liabilities associated with historical operations at the Henderson site. ZENECA Delaware Holdings, Inc. and ZENECA, Inc. (collectively, the "ZENECA Companies") have assumed the indemnity obligations. In general, Pioneer Americas is indemnified against environmental costs which arise from or relate to pre-closing actions which involved disposal, discharge or release of materials resulting from the former agricultural chemical and other non-chlor-alkali manufacturing operations at the Henderson plant. The ZENECA Companies are also responsible for costs arising out of the pre-closing actions of Basic Investments and pre-closing actions at the Basic Complex and for other pre-closing environmental liabilities arising at other off-site locations. Under the ZENECA Indemnity, Pioneer Americas may only recover indemnified amounts for environmental work to the extent that such work is required to comply with environmental laws or is reasonably required to prevent an interruption in the production of chlor-alkali products. The indemnity also covers certain claims by non-governmental third parties, provided notice of such claims is given to the ZENECA Companies no later than April 20, 1999. Pioneer Americas is responsible for environmental costs relating to the chlor-alkali manufacturing operations at the Henderson plant, both pre- and post-acquisition, for certain actions taken without ZENECA's consent and for certain operation and maintenance costs of a groundwater treatment system at the facility.

     Payments for environmental liabilities under the ZENECA Indemnity, together with other non-environmental liabilities for which the ZENECA Companies agreed to indemnify Pioneer Americas, cannot exceed approximately $65 million. To date the Company has been reimbursed for approximately $12 million of costs covered by the ZENECA Indemnity, but the ZENECA Companies may have directly incurred additional costs that would further reduce the total amount remaining under the ZENECA Indemnity. In 1994, Pioneer Americas recorded an additional $3.2 million environmental reserve related to pre-closing actions at sites that are the responsibility of ZENECA. At the same time a receivable was recorded from ZENECA for the same amount. It is the Company's policy to record such amounts when a liability can be reasonably estimated. No additional amounts were recorded in 1995, 1996 or 1997.

     The ZENECA Indemnity will terminate on April 20, 1999. The ZENECA Indemnity will continue to cover claims after the expiration of the term of the indemnity provided that, prior to the expiration of the indemnity, proper notice to the ZENECA Companies is given and either the ZENECA Companies have assumed control of such claims or the Company is contesting the legal requirements that gave rise to such claims, or has commenced removal, remedial or maintenance work with respect to such claims, or has commenced an investigation which results in the commencement of such work within ninety days. The Company believes that the ZENECA Companies will continue to honor their obligations under the ZENECA Indemnity for claims properly presented by the Company. It is possible, however, that disputes could arise between the parties concerning the effect of contractual language and that the Company would have to subject its claims for clean-up expenses, which could be substantial, to the contractually-established arbitration process.

     Sellers' Indemnity. In connection with the Pioneer Acquisition, the Sellers agreed to indemnify Pioneer, PAAC and their affiliates for certain environmental liabilities that result from certain discharges of hazardous materials, or violations of environmental laws, arising prior to the closing date from or relating to the Pioneer Americas plant sites or arising before or after the closing date with respect to certain environmental liabilities relating to certain properties (the "Contingent Payment Properties") held by the Company for the benefit of the Sellers. Amounts payable pursuant to such indemnity will generally be payable as follows: (i) out of certain reserves established on Pioneer Americas' balance sheet at December 31, 1994; (ii) either by offset against the amounts payable under the $11.5 million in notes payable by the Company to the Sellers or from amounts held in an account (the "Contingent Payment Account") established for the deposit of proceeds from the Contingent Payment Properties; and (iii) in certain circumstances and subject to specified limitations, out of the personal assets of the Sellers. The Company is required to reimburse the Sellers with amounts recovered under the ZENECA Indemnity or from other third parties. To the extent that liabilities exceed proceeds from the Contingent Payment Properties, the Company would be limited, for a ten-year period, principally to its rights of offset against the Sellers' notes (and to amounts available under the ZENECA Indemnity, to the extent then in effect) to cover such liabilities.

     The Company will not receive any of the economic benefits from the Contingent Payment Properties, except that certain environmental and other indemnification obligations of the Sellers to the Company may be satisfied from proceeds from such investments and except to the extent that such investments are owned by the Company on April 20, 2015. As of December 31, 1997, such proceeds, which are held by the Company in the Contingent Payment Account as collateral for any indemnification obligations of the Sellers to the Company, amounted to $5.8 million.

     OCC Tacoma Indemnity. In connection with the Tacoma Acquisition, the closing of which occurred in June 1997, OCC Tacoma agreed to indemnify the Company with respect to certain environmental matters, which indemnity is guaranteed by OxyChem. In general, the Company will be indemnified against damages incurred for remediation of certain environmental conditions, for certain environmental violations caused by pre-closing operations at the site and for certain common law claims. The conditions subject to the indemnity are sites at which hazardous materials have been released prior to closing as a result of pre-closing operations at the site (together, the "Excluded Environmental Conditions"). In addition, OCC Tacoma will indemnify the Company for certain costs relating to releases of hazardous materials from pre-closing operations at the site into Hylebos Waterway, site groundwater containing certain volatile organic compounds that must be remediated under a RCRA permit, and historical disposal areas on the embankment adjacent to the site for maximum periods of 24 or 30 years, depending upon the particular condition, after which the Company will have full responsibility for any remaining liabilities with respect to such conditions. OCC Tacoma may obtain an early expiration date for conditions other than the Excluded Environmental Conditions by obtaining a discharge of liability or an approval letter from a governmental authority. Although there can be no assurance that presently anticipated remediation work will be completed prior to the expiration of the indemnity, or that additional remedial requirements will not be imposed thereafter, the Company believes that the residual liabilities, if any, can be managed in a manner that will not have a material adverse effect on the Company.

     OCC Tacoma will also indemnify the Company against certain other environmental conditions and environmental violations caused by pre-closing operations that are identified after the closing. Environmental conditions that are subject to formal agency action within five years after closing or to an administrative or court order within ten years after closing, and environmental violations that are subject to formal agency action within two years after closing or to an administrative or court order within five years after closing, will be covered by the indemnity up to certain dollar amounts and time limits. The Company will indemnify OCC Tacoma for environmental conditions and environmental violations identified after the closing if (i) an order or agency action is not imposed within the relevant time frames or (ii) applicable expiration dates or dollar limits are reached.

     The Company has reviewed the time frames currently estimated for remediation of the known environmental conditions associated with the plant and adjacent areas and the Company presently believes that it will have no material liability upon the termination of OCC Tacoma's indemnity. However, the OCC Tacoma indemnity is subject to limitations as to dollar amount and duration, as well as certain other conditions, and there can be no assurance that such indemnity will be adequate to protect the Company, that remediation will proceed on the present schedule, that it will involve the presently anticipated remedial methods, or that unanticipated conditions will not be identified. If these or other changes occur, the Company could incur a material liability for which it is not insured or indemnified.

     PCI Canada Acquisition Indemnity. In the Purchase Agreement, ICI and its affiliates (the "ICI Indemnitors") have agreed to indemnify the Company for certain liabilities associated with environmental matters arising from pre-closing operations of the business acquired by PCI Canada. In particular, the ICI Indemnitors will retain unlimited responsibility for environmental liabilities associated with the Cornwall site, liabilities arising out of the discharge of contaminants into rivers and marine sediments and liabilities arising out of off-site disposal sites (the "Retained Environmental Liabilities"). The ICI Indemnitors will also provide a general environmental indemnity for other pre-closing environmental matters. This indemnity will terminate on October 31, 2007, and is subject to a limit of $25 million. The Company may not recover under the environmental indemnity until it has incurred cumulative costs of $1 million, at which point the Company may recover costs in excess of $1 million.

     With respect to the Becancour and Dalhousie facilities, the ICI Indemnitors will be responsible under the general environmental indemnity for 100% of the costs incurred in the first five years after October 31, 1997 and for a decreasing percentage of such costs incurred in the following five years. Thereafter, the Company will be responsible for environmental liabilities (other than the Retained Environmental Liabilities) at such facilities. The Company will indemnify ICI for environmental liabilities arising out of post-closing operations and for liabilities arising out of pre-closing operations that are not indemnified by the ICI Indemnitors.

     The Company believes that the indemnity provided by ICI will be adequate to address the known environmental liabilities at the acquired facilities, and that any residual liabilities incurred by the Company will not be material.

ITEM 2. PROPERTIES.

FACILITIES

     The following table sets forth certain information regarding the Company's principal production, distribution and storage facilities as of February 28, 1998. All property is leased unless otherwise indicated.

                                                            MANUFACTURED PRODUCTS,
                      LOCATION                                 TYPE OF FACILITY
                      --------                              ----------------------
PCAC Facilities
St. Gabriel, Louisiana*..............................  Chlorine and caustic soda
                                                       Hydrogen
Henderson, Nevada*...................................  Chlorine and caustic soda
                                                       Hydrochloric acid
                                                       Bleach
                                                       Hydrogen
Tacoma, Washington*..................................  Chlorine and caustic soda
                                                       Calcium chloride
                                                       Hydrochloric acid
                                                       Hydrogen
Various..............................................  Caustic soda storage tanks

PCI Canada Facilities
Becancour, Quebec*...................................  Chlorine and caustic soda
                                                       Hydrochloric acid
                                                       Bleach
                                                       Hydrogen
Dalhousie, New Brunswick*............................  Chlorine and caustic soda
                                                       Sodium chlorate
                                                       Hydrogen
Cornwall, Ontario....................................  Bleach
                                                       Hydrochloric acid
                                                       Cereclor(R) chlorinated paraffin
                                                       PSR 2000(R) pulping additive
                                                       IMPAQT(R) pulping additive
Charlotte, North Carolina............................  IMPAQT(R) pulping additive
Various..............................................  Caustic soda terminals

                                                            MANUFACTURED PRODUCTS,
                      LOCATION                                 TYPE OF FACILITY
                      --------                              ----------------------
All-Pure Facilities
Tracy, California....................................  Bleach
                                                       Chlorine repackaging
                                                       Hydrochloric acid repackaging
Santa Fe Springs, California.........................  Bleach
                                                       Chlorine repackaging
Tacoma, Washington*..................................  Bleach
City of Industry, California.........................  Bleach
                                                       Chlorine repackaging
                                                       Hydrochloric acid repackaging
                                                       Dry chemical repackaging
Various                                                Distribution
Kemwater Facilities
Antioch, California*.................................  Aluminum sulfate
                                                       Bleach
Mojave, California*..................................  Iron chloride
Pittsburgh, California*..............................  Iron chloride
Spokane, Washington..................................  Aluminum sulfate
Savannah, Georgia....................................  Polyaluminum chlorides
                                                       Aluminum sulfate
                                                       Sodium aluminate
                                                       Ferric sulfate
Various..............................................  Caustic soda terminals
                                                       Sulfuric acid terminals
                                                       Hydrochloric acid terminal
                                                       Polyaluminum chlorides terminals
                                                       Aluminum sulfate terminals
                                                       Ferric sulfate terminals

---------------

* Owned property

     Corporate headquarters for Pioneer and PCAC are located in leased office space in Houston, Texas under a lease terminating in 2002. All-Pure and Kemwater share corporate headquarters facilities in leased office space in Walnut Creek, California under a lease terminating in 2002. PCI Canada's corporate headquarters are in leased office space in Montreal, Quebec under a lease terminating in 2003. PCI Canada also owns a technology center in Mississauga, located on 1.2 acres of land in the Sheridan Park Research Center near Toronto, Ontario, which conducts applications research, particularly with respect to pulp and paper process technology.

     The Tacoma Acquisition was financed with the proceeds of a nine and one-half year $100 million term facility provided to PAAC (the "PAAC Term Facility"), and with a portion of the proceeds of a $200 million offering of 9 1/4% Senior Secured Notes due 2007 issued by PAAC (the "PAAC Senior Notes"). The PAAC Senior Notes and obligations outstanding under the PAAC Term Facility are secured by first mortgages on PCAC's St. Gabriel, Henderson and Tacoma facilities. The PCI Canada Acquisition was financed with the proceeds of a nine and one-quarter year $83 million term facility provided to Pioneer Americas (the "PAI Term Facility"), and with the proceeds of a $175 million offering of 9 1/4 Senior Secured Notes due 2007 issued by PCI Canada (the "PCI Canada Senior Notes"). The PCI Canada Senior Notes and obligations outstanding under the PAI Term Facility are secured by liens on and security interests in substantially all tangible and intangible property and assets used in PCI Canada's business in Canada.

PCAC PRODUCTION FACILITIES

     St. Gabriel, Louisiana. The St. Gabriel plant is located on a 100-acre site near Baton Rouge, Louisiana. Approximately 228 acres adjoining the site are available to the Company for future industrial development. The plant was completed in 1970 and is situated on the Mississippi River with river frontage and deepwater docking, loading and unloading facilities. Annual production capacity at St. Gabriel is 197,000 tons of chlorine and 216,700 tons of caustic soda.

     Henderson, Nevada. The Henderson plant is located on a 374-acre site near Las Vegas, Nevada. Approximately 70 acres are developed and used for production facilities. The original plant, which began operation in 1942, was upgraded and rebuilt in 1976-1977. Annual production capacity at the plant is 152,000 tons of chlorine, 167,200 tons of caustic soda, 130,000 tons of hydrochloric acid (which uses chlorine as a raw material) and also produces bleach. The Henderson plant is part of an industrial complex shared with three other manufacturing companies. Common facilities and property are owned and managed by subsidiaries of Basic Investments, which provide common services to the four site companies. Basic Investments' facilities include extensive water and high voltage power distribution systems, railroad facilities and access roads.

     Tacoma, Washington. The Tacoma plant is located on a 31-acre site which is part of an industrial complex on the Hylebos waterway in Tacoma, Washington. The plant was upgraded and expanded in the late 1970s and in 1988. The site has docks capable of handling ocean-going vessels, as well as rail facilities. Annual capacity is 225,000 tons of chlorine, 247,500 tons of caustic soda, and 44,000 tons of hydrochloric acid.

PCI CANADA PRODUCTION FACILITIES

     Becancour, Quebec. The Becancour facility is located on a 100-acre site in an industrial park on the deep-water St. Lawrence Seaway. The plant was constructed in 1975, with additions in 1979 and 1997. Annual production capacity is 340,000 tons of chlorine, 383,000 tons of caustic soda and 150,000 tons of hydrochloric acid. In addition, the facility has a bleach production facility.

     Dalhousie, New Brunswick. The Dalhousie facility is located on a 36-acre site along the north shore of New Brunswick on the Restigouche River. The facility consists of a chlor-alkali plant built in 1963 and expanded in 1971 and a sodium chlorate plant built in 1992. Annual production capacity is 36,000 tons of chlorine and 40,000 tons of caustic soda.

     Cornwall, Ontario. The Cornwall units are located on leased portions of a 36-acre site on the St. Lawrence River. The facilities consist of a bleach plant, a hydrochloric acid facility, a Cereclor(R) chlorinated paraffin plant, a PSR 2000(R) pulping additive plant and an IMPAQT(R) pulping additive plant. PCI Canada also operates a chemical packaging and compressed gas filling plant at the site for a third party.

     Charlotte, North Carolina. Assets located in Charlotte, North Carolina consist of a small IMPAQT(R) plant owned by PCI Carolina but operated by ICI Americas and located on a larger ICI Americas site.

ALL-PURE PRODUCTION FACILITIES

     Tracy, California. The Tracy plant includes a bleach production facility and a chlorine repackaging facility on a 15-acre tract. The land at the facility is leased under a lease expiring in the year 2000.

     Santa Fe Springs, California. The Santa Fe Springs plant includes a bleach production plant and a chlorine repackaging facility on a 4.5-acre tract. The land at the facility is leased under a lease expiring in 1998 with a five-year renewal option.

     City of Industry, California. The City of Industry plant includes a bleach production facility and chlorine, hydrochloric acid and dry chemical repackaging facilities on a five-acre tract. The facility includes a 96,000 square foot warehouse. The land at the facility is leased under a lease expiring in 1998 with options to extend until 2008.

     Tacoma, Washington. The T.C. Products facility in Tacoma serves the Pacific Northwest market. The plant consists of a bleach production facility on a five-acre company-owned site.

     Kalama, Washington and Marysville, California. Operations previously conducted at the Kalama plant, which was a bleach production and chlorine repackaging facility, are being transferred to the T.C. Products facility in Tacoma. The Marysville plant, which included a bleach production and chlorine and sulfur dioxide repackaging facility, was not reopened following severe flooding in early 1997.

KEMWATER PRODUCTION FACILITIES

     Antioch, California. Production facilities at the Antioch facility include an aluminum sulfate plant and a bleach plant. Caustic soda and sulfuric acid are terminaled and distributed from the location. The 22-acre company-owned site has deepwater access as well as rail service.

     Mojave, California. The Mojave facility, which was constructed in 1988 and 1989, includes an iron chlorides production facility that is located on approximately eight acres of a 30-acre company-owned tract. The plant consists of two separate, identical production trains. The facility also terminals caustic soda, sulfuric acid and hydrochloric acid for distribution.

     Pittsburg, California. The Pittsburg plant has an iron chlorides production facility. During 1995, the Company acquired the 10-acre site, which was previously leased.

     Spokane, Washington. The Spokane facility has an aluminum sulfate plant located on 4 acres. Sulfuric acid purchased from third parties is also distributed from the location, and the facility also terminals polyaluminum chloride and sulfuric acid. The land at the site is leased under a lease that can be terminated by either party with 30 days' notice.

     Savannah, Georgia. Production facilities at Savannah include a polyaluminum chlorides plant, an aluminum sulfate plant, a sodium aluminate plant, and a sulfate granule dissolving plant. The two acre site is leased under a lease expiring in 2005, subject to options to extend the lease until 2015.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of 1997 to a vote of holders of Pioneer's Common Stock.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The names, ages and current offices of the executive officers of the Company, who are to serve until the next annual meeting of the Board of Directors to be held in 1998, are set forth below.

            NAME AND AGE                                 OFFICE
            ------------                                 ------
  Michael J. Ferris (53)..........  President and Chief Executive Officer
  Philip J. Ablove (57)...........  Vice President and Chief Financial Officer
  Jerry B. Bradley (52)...........  Vice President, Human Resources
  Ronald E. Ciora (56)............  President of All-Pure Chemical Co.
  James E. Glattly (51)...........  President of Pioneer Chlor Alkali Company, Inc.
  Verrill M. Norwood (66).........  Vice President, Environmental, Health and Safety
  Kent R. Stephenson (48).........  Vice President, General Counsel and Secretary
  Norman E. Thogersen (50)........  President of PCI Chemicals Canada Inc.
  James M. Wingard (57)...........  President of Kemwater North America Company

     Michael J. Ferris has served as President and Chief Executive Officer and a director of the Company since January 1997. He was employed by Vulcan Materials Company, a company engaged in the production of industrial materials and commodities with significant positions in two industries, construction aggregates and chemicals, from March 1974 to January 1997, where he served as Executive Vice President, Chemicals from 1996 to 1997.

     Philip J. Ablove has served as Vice President and Chief Financial Officer of the Company since March 1996. He was a consultant and an officer and director specializing in high growth or financially distressed companies from 1983 to 1996, and in a consulting role he served as Acting Chief Financial Officer of Pioneer from October 1995 to March 1996. He has also been a director of Pioneer since January 1991.

     Jerry B. Bradley has served as Vice President, Human Resources of the Company since October 1995. From May 1993 to October 1995, Mr. Bradley was President of Tandem Partners, Inc., a human resources consulting firm. From 1978 to 1993 he was employed by Occidental Chemical Corporation, where he served as Vice President, Human Resources.

     Ronald E. Ciora has served as President of All-Pure Chemical Co. since November 1995. For more than five years prior thereto, he was President and Chief Executive Officer of DPC Industries, Inc., DX Distribution, Inc. and DXI Industries, Inc., which are companies engaged in chemical distribution, chlorine repackaging and bleach manufacturing.

     James E. Glattly has served as President of Pioneer Chlor Alkali Company, Inc. since December 1996. From November 1988 to December 1996 he served as Vice President, Sales and Marketing of this subsidiary. Prior to joining the Company he was employed by Occidental Chemical Corporation.

     Verrill M. Norwood has served as Vice President, Environmental, Health and Safety of the Company since 1990. Mr. Norwood was employed by Olin Corporation from 1973 to 1990, where he served as Vice President, Environmental Affairs from 1978 to 1990.

     Kent R. Stephenson has served as Vice President, General Counsel and Secretary of the Company since June 1995, and as Vice President, General Counsel and Secretary of Pioneer Americas, Inc. since 1993. Mr. Stephenson served as Senior Vice President, General Counsel and Secretary of Zapata Corporation, then an oil and gas services company, from 1987 to 1993.

     Norman E. Thogersen has served as President of PCI Chemicals Canada Inc. since October 1997. Mr. Thogersen served as Chairman, President and Chief Executive Officer of ICI Canada Inc. from 1995 to 1997, and as Vice President and General Manager of ICI's North American Forest Products divisions from 1988 to 1995.

     James M. Wingard has served as President of Kemwater North America Company since April 1997. Mr. Wingard served as President of JMW Associates, a business strategy consultancy, from February 1996 to April 1997. From 1962 to 1996 he was employed by Celanese LTD, serving as Business Director from 1985 to 1996.

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

     Pioneer's Class A Common Stock is traded on the NASDAQ National Market under the symbol "PIONA". There is no established trading market for Pioneer's Class B Common Stock. The price range for the Class A Common Stock, as adjusted to reflect the Reverse Stock Split and stock dividends, for each quarterly period for the last two fiscal years is shown in the following table:

                                                               HIGH      LOW
                                                              ------    -----
1997
  Fourth Quarter............................................  $16.71    $7.01
  Third Quarter.............................................    7.59     4.91
  Second Quarter............................................    7.59     4.79
  First Quarter.............................................    6.43     4.56
1996
  Fourth Quarter............................................  $ 5.49    $4.04
  Third Quarter.............................................    6.11     4.91
  Second Quarter............................................    6.88     5.02
  First Quarter.............................................    8.63     5.68

     Prices set forth in the table are as reported in the consolidated transaction reporting system.

     As of February 28, 1998, there were approximately 200 holders of record of the Class A Common Stock and there was one holder of record of the Class B Common Stock.

     No cash dividends have been declared with respect to Pioneer's Common Stock during the two most recent fiscal years. Pursuant to the terms of certain debt instruments, there are restriction on the ability of PAAC to transfer funds to Pioneer, resulting in limitations on Pioneer's ability to declare dividends on its Common Stock. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 11 to the Consolidated Financial Statements included in Item 8 -- Financial Statements and Supplementary Data.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected historical financial data of the Company for the years ended December 31, 1997, 1996 and 1995. The table also sets forth, for comparative purposes, selected historical financial data of the Predecessor Company for the years ended December 31, 1994 and 1993 and for the period from January 1, 1995 to April 20, 1995. Certain amounts have been reclassified in prior years to conform to the current year presentation. Per share information for all periods presented reflects 7% stock dividends on the Class A and Class B Common Stock in December 1997 and December 1996. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                                                         PREDECESSOR COMPANY
                                                                               ---------------------------------------
                                                                                 PERIOD FROM
                                                                               JANUARY 1, 1995         YEAR ENDED
                                               YEAR ENDED DECEMBER 31,             THROUGH            DECEMBER 31,
                                           --------------------------------       APRIL 20,       --------------------
                                           1997(1)     1996(2)     1995(3)          1995          1994(4)       1993
                                           --------    --------    --------    ---------------    --------    --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues.................................  $270,341    $208,908    $142,908       $ 57,848        $167,217    $151,191
Cost of sales............................   207,906     150,464      98,175         37,400         134,556     131,711
                                           --------    --------    --------       --------        --------    --------
Gross profit.............................    62,435      58,444      44,733         20,448          32,661      19,480
Selling, general and administrative
  expenses...............................    36,192      29,860      20,765          7,047          22,529      21,850
Unusual charges, net (5).................     5,348          --          --             --              --          --
                                           --------    --------    --------       --------        --------    --------
Operating income (loss)..................    20,895      28,584      23,968         13,401          10,132      (2,370)
Interest expense, net....................   (28,987)    (19,212)    (13,540)        (1,665)         (6,407)     (7,551)
Settlement of litigation and insurance
  claims, net............................        --          --          --             --           3,326       8,360
Other income (expense), net..............     1,907         887         637           (115)          1,337       2,103
                                           --------    --------    --------       --------        --------    --------
Income (loss) before income taxes and
  extraordinary items....................    (6,185)     10,259      11,065         11,621           8,388         542
Income tax provision (benefit)...........      (289)      5,859       5,579          4,809           3,242         486
                                           --------    --------    --------       --------        --------    --------
Income (loss) before extraordinary
  item...................................    (5,896)      4,400       5,486          6,812           5,146          56
Extraordinary item, net of tax
  (benefit)(6)...........................   (18,658)         --          --         (3,420)             --          --
                                           --------    --------    --------       --------        --------    --------
Net income (loss)........................  $(24,554)   $  4,400    $  5,486       $  3,392        $  5,146    $     56
                                           ========    ========    ========       ========        ========    ========
Net income (loss) per share - basic and
  diluted................................  $  (2.47)   $   0.45    $   0.65
                                           ========    ========    ========
OTHER FINANCIAL DATA:
Capital expenditures, net................  $ 28,091    $ 17,839    $ 13,556       $  3,389        $  5,681    $  5,888
Depreciation and amortization............    27,655      18,213      12,274          4,490          13,595      13,446
BALANCE SHEET DATA:
Total assets.............................  $753,672    $301,568    $264,083       $165,329        $163,039    $154,922
Total long-term debt (exclusive of
  current maturities), redeemable
  preferred stock and redeemable stock
  put warrants...........................   592,366     161,103     146,463         57,677          57,865      67,709
Common stockholders' equity..............    36,221      59,901      44,475         26,370          23,102      19,721

---------------

(1) In June 1997 a chlor-alkali facility in Tacoma, Washington (the "Tacoma Facility") was acquired and, accordingly, the results of operations for the year ended December 31, 1997 include the results of operations from the date of acquisition through December 31, 1997. Also, the business of PCI Canada was acquired on October 31, 1997 and, accordingly, the results of operations for the year ended December 31, 1997 include their results from the date of acquisition through December 31, 1997.

(2) In February 1996, KWT was acquired and its operations were combined with Imperial West. The combined operations of these two entities are now conducted by Kemwater and the results of operations for the year ended December 31, 1996 include the results of operations from the effective date of acquisition in February 1996 through December 31, 1996 on a consolidated basis. T.C. Products was acquired in July 1996 and, accordingly, the results of operations for the year ended December 31, 1996 include the results of operations from the date of acquisition through December 31, 1996.

(3) The results of operations include the results of operations of Pioneer Americas since its acquisition on April 20, 1995.

(4) GPS Pool Supply, Inc. was acquired in May 1994 and, accordingly, the results of operations for the year ended December 31, 1994 include the results of operations from the date of acquisition through December 31, 1994.

(5) A 1997 unusual charge of $5.3 million was due to a $4.3 million charge related to the reduction in the carrying value of certain assets of Kemwater to their net realizable values plus a $1.0 million charge related to the closure of certain of All-Pure's plants and the consolidation of their operations to other locations.

(6) An extraordinary item of $18.7 million in 1997, net of an income tax benefit of $12.4 million, was due to costs incurred and previously capitalized costs written off, pertaining to debt refinanced by the Company concurrent with the Tacoma Acquisition. An extraordinary item of $3.4 million in the period ended April 20, 1995, net of an income tax benefit of $2.1 million, was due to costs incurred and previously capitalized costs written off, pertaining to debt refinanced by the Predecessor Company prior to the Acquisition.

     The following table sets forth selected historical financial data of the Company prior to the Pioneer Acquisition for the years ended December 31, 1994 and 1993. The data should be read in conjunction with the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1994         1993
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
General and administrative expenses.........................   $  155       $  505
Interest (income) expense, net..............................      (15)          15
                                                               ------       ------
Net loss....................................................   $ (140)      $ (520)
                                                               ======       ======
Net loss per share..........................................   $ (.03)      $ (.14)
                                                               ======       ======
Average number of shares of common stock outstanding........    4,626        3,658
BALANCE SHEET DATA:
Total assets................................................   $  912       $  217
Stockholders' equity (deficiency)...........................      762         (223)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company manufactures and markets chlorine, caustic soda, hydrochloric acid and related products used in a variety of applications, including water treatment, plastics, pulp and paper, detergents, agricultural chemicals, pharmaceuticals, and medical disinfectants.

     Chlorine and caustic soda are the seventh and sixth most commonly produced chemicals, respectively, in the United States, based on volume, and are used in a wide variety of applications and chemical processes. Caustic soda and chlorine are co-products, concurrently produced in a ratio of 1.1 to 1, through the electrolysis of salt water. An electrochemical unit ("ECU") consists of 1.1 tons of caustic soda and 1 ton of chlorine.

     Chlorine is used in the manufacture of over 15,000 products, used in approximately 60% of all commercial chemistry, 85% of all pharmaceutical chemistry and 95% of all crop protection chemistry. Products manufactured with chlorine as a raw material include water treatment chemicals, plastics, detergents, pharmaceuticals, disinfectants and agricultural chemicals. Chlorine is also used directly in water disinfection applications. In the United States and Canada, virtually all public drinking water is made safe to drink by chlorination, and a significant portion of industrial and municipal waste water is treated with chlorine or chlorine derivatives to kill water-borne pathogens and remove solids.

     Caustic soda is a versatile chemical alkali used in a diverse range of manufacturing processes, including metal smelting, petroleum production and refining, pulp and paper production and paint manufacturing. Caustic soda is combined with chlorine and water to produce bleach. Caustic soda is also used as an active ingredient in a wide variety of other end use products, including detergents, rayon and cellophane.

     The chlorine and caustic soda markets and profitability have been, and are likely to continue to be, cyclical. Periods of high demand, high capacity utilization and increasing operating margins tend to result in new plant investments and increased production until supply exceeds demand, followed by period of declining prices and declining capacity utilization until the cycle is repeated. Several significant capacity increases have been announced for 1999 and 2000 in North America. The markets for chlorine and caustic soda are affected by general economic conditions, both in North America and elsewhere in the world. A downturn in the economy or significant capacity increases could have a material adverse effect on the Company's operations and cash flows.

     Chlorine demand over the past four years has experienced steady growth, following trends in polyvinyl chloride ("PVC"), non-vinyl polymers and water treatment markets. This increased demand has been partially offset by continued declining chlorine use in the pulp and paper industry and as a feedstock in the production of chlorofluorocarbons ("CFC's") due to regulatory pressures. Due to increased demand, chlorine prices have risen from $145 per ton in early 1994 to approximately $195 at the end of 1997.

     As chlorine demand was strong in 1997, the industry's operating rate remained high. However, this resulted in an overproduction of chlorine's co-product, caustic soda, relative to demand. This oversupply led to decreasing caustic soda prices, offsetting increased chlorine prices and resulting in ECU net selling prices decreasing slightly from 1996 levels. During the second half of 1997, though, caustic soda prices increased to almost $200 per ton and have continued to remain stable during the first quarter of 1998.

     Large quantities of chlorine are not typically stored, and therefore chlor-alkali production rates are based on short-term chlorine demand (typically one month). However, chlor-alkali plants do not achieve optimum cost efficiency if production rates are cycled. The maintenance of steady production rates is made difficult by the cyclical nature of the chlor-alkali business, which is at times exacerbated by the fact that the price and demand curves for chlorine differ from those of caustic soda. Peak and trough demand for chlorine and caustic soda rarely coincide and caustic soda demand, in the past, has tended to trail chlorine demand into and out of economic growth cycles. In addition, the chlor-alkali market has shifted from ECU buyers to independent markets, unlinking the markets for these two products.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data for the periods indicated (dollars in thousands and percentages of revenues):

                                               YEAR ENDED DECEMBER 31,
                                           --------------------------------      PRO FORMA
                                              1997(1)           1996(2)           1995(3)
                                           --------------    --------------    --------------
Revenues.................................  $270,341   100%   $208,908   100%   $200,756   100%
Cost of sales............................   207,906    77     150,464    72     135,575    67
                                           --------   ---    --------   ---    --------   ---
Gross profit.............................    62,435    23      58,444    28      65,181    33
Selling, general and administrative
  expense................................    36,192    13      29,860    14      27,812    14
Unusual charges, net.....................     5,348     2          --    --          --    --
                                           --------   ---    --------   ---    --------   ---
Operating income.........................    20,895     8      28,584    14      37,369    19
Interest expense, net....................   (28,987)  (11)    (19,212)   (9)    (15,205)   (8)
Other income, net........................     1,907     1         887    --       1,494     1
                                           --------   ---    --------   ---    --------   ---
Income (loss) before income taxes and
  extraordinary item.....................    (6,185)   (2)     10,259     5      23,658    12
Income tax provision (benefit)...........      (289)   --       5,859     3      10,388     5
                                           --------   ---    --------   ---    --------   ---
Income (loss) before extraordinary
  item...................................    (5,896)   (2)      4,400     2      13,270     7
Extraordinary item, net of tax benefit...   (18,658)   (7)         --    --      (3,420)   (2)
                                           --------   ---    --------   ---    --------   ---
Net income (loss)........................  $(24,554)   (9)%  $  4,400     2%   $  9,850     5%
                                           ========   ===    ========   ===    ========   ===

---------------

(1) On June 17, 1997 the Tacoma Facility was acquired and, accordingly, the results of operations for the year ended December 31, 1997 include the results of operations from the date of acquisition through December 31, 1997. On October 31, 1997, the business of PCI Canada was acquired and, accordingly, the results of operations for the year ended December 31, 1997 include the results of operations from the date of acquisition through December 31, 1997.

(2) All-Pure acquired T.C. Products in July 1996 and, accordingly, the results of operations for the year ended December 31, 1996 includes the results of operations since the acquisition date. To continue the business activities previously conducted by Imperial West, Kemwater was formed in connection with the acquisition of KWT in February 1996 and, accordingly, the results of operations for the year ended December 31, 1996 include the results of operations of KWT since the effective acquisition date.

(3) The pro forma results of operations, which combine the Company's operating results for the year ended December 31, 1995 and the Predecessor Company's operating results from January 1, 1995 through April 20, 1995, are provided for comparative purposes. The Predecessor Company's operating results exclude approximately $1.0 million of transaction costs related to the Pioneer Acquisition. The Company believes that this provides a meaningful basis for comparison.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

  Revenues

     Revenues increased by $61.4 million, or approximately 29% to $270.3 million for 1997, as compared to 1996. $27.7 million of this increase was due to the PCI Canada Acquisition, effective October 31,1997. Revenues for PCAC increased $32.8 million or approximately 27% to $154.0 million. The increase in PCAC revenues was primarily attributable to the additional sales volumes from PCAC's Tacoma Facility that was acquired on June 17, 1997. Partially offsetting this increase were lower sales volumes from PCAC's Henderson and St. Gabriel plants and lower ECU pricing. Average ECU prices at PCAC decreased approximately 3%, or $11 per ton. Caustic soda prices fell approximately 22% or $46 per ton, while chlorine pricing rose 25%, or approximately $40 per ton. Caustic soda sales volume from these two plants decreased due to a reduction in exchange activity and lower production rates. The Henderson plant had lower production rates in late 1997 because of a failed transformer and a lack of railcar availability due to the Union Pacific transportation problems experienced in the western United States. Revenues for All-Pure increased $0.6 million in 1997 versus 1996, due to the inclusion of T.C. Products results for the full year for 1997, whereas 1996 results only included this entity since its acquisition date of July 1, 1996. Offsetting the T.C. Products increase was a net sales decrease of $4.1 million, or approximately 9%, for the remainder of All-Pure, caused by competitive pressures, which negatively impacted both sales prices and sales volumes. Revenues for Kemwater were fairly consistent.

  Cost of Sales

     Cost of sales increased $57.4 million, or 38% in 1997 versus 1996. PCI Canada accounted for $18.5 million of this increase. PCAC's cost of sales increased $32.5 million, or approximately 33%, primarily the result of the Tacoma Acquisition and also higher electrical costs. All-Pure's cost of sales increased $3.9 million, approximately 9%, due to the inclusion of T.C. Products results for the full year, offset by a decrease of $0.7 million due to lower sales volume. Kemwater's cost of sales increased $2.5 million, or approximately 7%, caused by higher costs of raw materials.

  Gross Profit

     Gross profit margin decreased to 23% in 1997 from 28% in 1996 as a result of revenues and cost of sales fluctuations described above.

  Selling, General and Administrative Expense

     Selling, general and administrative expenses increased by $6.3 million, or 21%, to $36.2 million. This increase was primarily due to the acquisitions during 1997 and additional "pay-for-performance" awards at PCAC. PCI Canada's expenses were $2.7 million for the two months of its activities. PCAC's expenses increased somewhat as a result of the Tacoma Acquisition, while the July 1996 T.C. Products acquisition added to All-Pure's expenses for the full year of 1997.

  Unusual Charges, Net

     In 1997, due to continued operating losses, an unusual charge of $4.3 million was recorded to reduce the carrying values of certain of Kemwater's assets, based upon management's expectations of net realizable value. Also in 1997, an unusual charge of $1.0 million was recorded relating to the closure of certain of All-Pure's plants and the consolidation of their operations to other locations.

  Interest Expense, Net

     Interest expense, net increased $9.8 million to $29.0 million in 1997 from $19.2 million in 1996. This increase was the result of the debt incurred for the PCI Canada Acquisition and the Tacoma Acquisition, partially offset by lower interest expense from refinancing $135.0 million of 13 3/8% First Mortgage Notes at substantially lower interest rates.

  Other Income, Net

     Other income, net, during 1997 includes a $0.7 million accrual for a business interruption insurance claim at PCAC's Henderson plant.

  Income (Loss) Before Taxes and Extraordinary Item

     As a result of the above, income before income taxes and extraordinary item decreased $16.5 million to a loss of $6.2 million versus income of $10.3 million in 1996.

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

  Net Income

     Due to the factors described above, net loss for 1997 was $24.6 million, compared to net income of $4.4 million in 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

  Revenues

     Revenues increased by $8.2 million or 4% to $208.9 million for 1996 compared to 1995. The KWT and T.C. Products acquisitions during 1996 accounted for a $12.8 million increase in revenue, more than off-setting a revenue decrease of $3.1 million for the operations of KWT. Revenues for the Company's chlor-alkali products during 1996 remained relatively unchanged from 1995 as an approximate 9% increase in caustic soda sales volumes was offset by a 7% decrease in ECU sales prices.

  Cost of Sales

     Cost of sales increased by approximately 11% from $135.6 million in 1995 to $150.5 million in 1996. The KWT and T.C. Products acquisitions accounted for $10.1 million of this increase. In addition, higher caustic soda sales volumes resulted in an increase in cost of sales of approximately $3.6 million.

  Interest Expense, net

     Interest expense increased by $4.0 million or 26% to $19.2 million for 1996. This increase was a result of debt incurred in connection with the Pioneer Acquisition, as well as debt incurred in financing the KWT and T.C. Products acquisitions.

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

however, federal income taxes payable was reduced and paid-in capital was increased due to the utilization of the net operating loss carryforward from Predecessor Company.

  Net Income

     Due to the factors described above, net income for 1996 was $4.4 million, compared to $9.9 million for 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Financial Leverage and Covenants. As of December 31, 1997, as a result of the acquisition of the Tacoma Facility, the PCI Canada Acquisition and previously incurred debt, the Company had outstanding $589.5 million of long-term debt. While the majority of the Company's debt is due in 2006 and 2007, the Company is required to make certain scheduled payments each year. The degree to which the Company is indebted could have important consequences including, but not limited to: (i) limitations on the ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes and other purposes, if needed; (ii) the allocation of a substantial portion of cash flow from operations to cover cash interest requirements, thereby limiting the funds available for operations and any future business opportunities; and (iii) increasing the Company's vulnerability to a downturn in its business or the economy.

     However, the Company believes that existing cash balances, cash flow from current and anticipated future levels of operations and, to a lesser extent, the availability under its revolving credit facility, will be adequate to make the required payments of principal and interest on outstanding indebtedness, as well as to fund its future capital expenditures and working capital requirements. Annualized cash interest of approximately $53.3 million will be payable on its long-term debt. To the extent that the Company were to draw upon the commitments under the revolving credit facility, due to adverse business conditions or to finance acquisitions or for other corporate purposes, the Company's aggregate interest expense would be increased.

     The Company's belief that it will generate sufficient cash flow for its requirements is based, among other things, on the assumptions that: (i) the Company's cash flow will be positive as a result of the continuing operating activities; (ii) the Company will invest in working capital in accordance with prior practices; and (iii) the Company will not incur any material capital expenditures in excess of its business plan.

     Pioneer's source of funds for payment and interest on the notes incurred in connection with the Pioneer Acquisition will be provided by dividends from PAAC. PAAC is restricted in paying such dividends to the sum of $5.0 million plus 50% of the cumulative consolidated net income of PAAC since June 1997. PAAC is also required to meet a consolidated cash flow coverage ratio test of at least 2.0 to
1.0 for the prior four fiscal quarters. Payment of dividends by PAAC to Pioneer should not impair PAAC's liquidity if the tests are met. The Company's debt agreements contain other restrictions on Pioneer's subsidiaries, which, among other things, limit the ability of Pioneer's subsidiaries to incur additional indebtedness, to acquire or dispose of assets or operations and to pay dividends or redeem shares of stock.

     Revolving Facility. In November 1997, the Company entered into an amended $65.0 million credit agreement that provides for a five-year revolving loan and letter of credit facility (subject to borrowing base limitations that relate to the level of accounts receivable and inventory) (the "Revolving Facility").

     The Revolving Facility provides for revolving loans (the "Revolving Loans") in an aggregate principal amount up to $65.0 million and also includes a US$30.0 million Canadian sub-facility available to PCI Canada, which is also subject to borrowing base limitations. As of December 31, 1997, the Company had letters of credit outstanding of approximately $2.9 million and had the ability to draw up to $51.4 million of additional indebtedness. The Company had no Revolving Loans outstanding at December 31, 1997 and no amounts outstanding under the Canadian sub-facility.

     Capital and Environmental Expenditures. Capital expenditures for environmental-related matters at existing facilities were approximately $4.1 million and $4.5 million for the years ended December 31 1997 and

1996, respectively. The Company anticipates that capital expenditures for 1998, excluding any acquisitions, will be approximately $35 million, including $3.1 million for environmental compliance matters. Also, within the total anticipated 1998 capital expenditures is approximately $6.3 million for the completion of a chlorine pipeline from the St. Gabriel plant to a major customer's facility. The Company believes that forecasted capital expenditures will permit it to maintain its facilities on a basis competitive within the industry through improved efficiency and throughput and continuation of high operating rates.

     The Company routinely incurs operating expenditures associated with hazardous substance management and environmental compliance matters in ongoing operations. These operating expenses include items such as outside waste management, fuel, electricity and salaries. The amounts of these operating expenses were approximately $2.1 million and $1.9 million in 1997 and 1996, respectively. The Company anticipates a $0.7 million increase in 1998 as a result of the 1997 acquisitions. No other material increases are anticipated in these types of expenses during 1998. The Company classifies these types of environmental expenditures within cost of sales.

     Net Operating Loss Carryforward. At December 31, 1997, the Company had for income tax purposes approximately $47.1 million of available net operating loss carryforward ("NOL") which expires in 2003 through 2010. The NOL is available for offset against future taxable income generated during the carryforward period.

     Foreign Operations and Exchange Rate Fluctuations. During 1997, the Company began operating activities in Canada. Also, in 1997 and prior years the Company engaged in export sales to various countries. International operations and exports to foreign markets are subject to a number of risks, including currency exchange rate fluctuations, trade barriers, exchange controls, political risks and risks of increases in duties, taxes and governmental royalties, as well as changes in laws and policies governing foreign-based companies. In addition, earnings of foreign subsidiaries and intracompany payments are subject to foreign taxation rules.

     A portion of the Company's sales and expenditures are denominated in Canadian dollars, and accordingly, the Company's results of operations and cash flows may be affected by fluctuations in the exchange rate between the United States dollar and the Canadian dollar. In addition, because a portion of the Company's revenues, cost of sales and other expenses are denominated in Canadian dollars, the Company has a translation exposure to fluctuation in the Canadian dollar against the United States dollar. Currently, the Company is not engaged in forward foreign exchange contracts, but may enter into such hedging activities in the future.

     Year 2000 Issues. The Company is currently working to comprehensively identify and resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information and support systems. The year 2000 problem is the result of computer programs that use two digits (rather than four) to define the applicable year. Any programs and hardware that have time-sensitive coding may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers, or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company continues to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

     Preferred Stock. During 1997, 55,000 shares of the Company's Convertible Redeemable Preferred Stock, par value $0.01 per share, were issued in connection with the acquisition of the Tacoma Facility. Each share of preferred stock is convertible at the option of the shareholder into 8.56 shares of the Company's Class A Common Stock. In addition, the stock may be redeemed at varying premiums either at the Company's option or upon the occurrence of certain designated events.

     Working Capital. The Company had working capital of $61.3 million at December 31, 1997, as compared to $8.3 million at December 31, 1996. This increase was principally because the Company's cash position rose $36.1 million as a result of the borrowings in excess of the cash required for the two 1997 acquisitions. The remaining fluctuation was due to the working capital added from the acquired businesses.

     Net Cash Flows from Operating Activities. During 1997 the Company generated $27.3 million in cash from its operations, as compared to $29.2 million in 1996. This decrease of $1.9 million was primarily a result of the increased accounts receivable, net of acquisitions, offset by decreases in accounts payable and other liabilities, net of acquisitions.

     Net Cash Flows from Investing Activities. Cash used in investing activities was $354.7 million in 1997, as compared to $25.1 million in 1996. This increase was due to the $97.0 million in cash used in the acquisition of the Tacoma Facility and the $235.6 million in cash used in the PCI Canada Acquisition. In 1996, cash used in acquisitions was $7.3 million and was related to the KWT and T.C. Products acquisitions. Also, capital expenditures in 1997 were $4.3 million greater than the 1996 amount, due, in part, to the expenditures made at the Tacoma Facility and at PCI Canada since the acquisition dates.

     Net Cash Flows from Financing Activities. During 1997 cash flows from financing activities was $363.5 million which was the result, in part, of the new debt issued in connection with the acquisition of the Tacoma Facility and the refinancing of the Company's senior secured debt in the second quarter of 1997. The remaining balance was attributable to the financing related to the PCI Canada Acquisition in the fourth quarter of 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), on January 1, 1996. SFAS No. 121 sets forth guidance on how to measure an impairment of long-lived assets and when to recognize such an impairment. The adoption of this standard did not have a material impact on the Company's financial position or results from operations.

     The Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), on January 1, 1996. Under SFAS No. 123, a company is permitted to either record expenses for stock options and other stock-based employee compensation plans based on their fair value at date of grant, or continue to apply its current accounting policy under Accounting Principles Board ("APB") Opinion No. 25 and increase its footnote disclosure. The Company has elected to continue to apply APB Opinion No. 25, and accordingly has increased its footnote disclosure to include the pro forma impact on net income and earnings per share pursuant to the application of the fair value based method of accounting.

     The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128") on October 1, 1997. SFAS No. 128 establishes new standards for computing and presenting earnings per share. The standard also requires the restatement of all prior period earnings per share information presented. The adoption of SFAS No. 128 did not have a material effect on the Company's earnings per share computations or disclosures.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 130 is not expected to have a material effect on the Company's financial statements when it is adopted during 1998.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. Under the current accounting policies, the Company operates in one business segment. Following the guidance of the new standard, operating segments will generally be defined following the bases used internally for evaluating segment performance and resource allocation decisions. SFAS No. 131 also requires various disclosures about international operations. The statement will have no effect on the Company's results of operations and balance sheets, but management is currently evaluating what, if any, additional disclosures may be required upon adoption during the fourth quarter of 1998.

     In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS No. 132"). SFAS 132 is effective for fiscal years beginning after December 15, 1997 and standardizes the disclosure requirements for pensions and other postretirement benefits. The statement will have no effect on the Company's results of operations and balance sheets, but management is currently evaluating what, if any, additional disclosures may be required when it is adopted in 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Index:

                                                                      PAGE
                                                                      ----
      Consolidated financial statements, Pioneer Companies, Inc.
(1)   and subsidiaries:
      Report of Deloitte & Touche LLP, independent auditors, dated
      February 17, 1998...........................................     25
      Report of Ernst & Young LLP, independent auditors, dated
      June 26, 1995...............................................     26
      Report of Management........................................     27
      Consolidated balance sheets as of December 31, 1997 and
      1996........................................................     28
      Consolidated statements of operations for the years ended
      December 31, 1997, 1996, and 1995 and Predecessor Company
      for the Period from January 1, 1995 through April 20,
      1995........................................................     29
      Consolidated statements of stockholders' equity for the
      years ended December 31, 1997, 1996, and 1995 and
      Predecessor Company for the Period from January 1, 1995
      through April 20, 1995......................................     30
      Consolidated statements of cash flows for the years ended
      December 31, 1997, 1996, and 1995 and Predecessor Company
      for the Period from January 1, 1995 through April 20,
      1995........................................................     31
      Notes to consolidated financial statements..................     32
(2)   Supplemental Schedules:
      Schedule II -- Valuation and Qualifying Accounts --
      Pioneer Companies, Inc......................................     57
      Schedule II -- Valuation and Qualifying Accounts --
      Pioneer Americas, Inc.......................................     58

     All schedules, except the one listed above, have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Pioneer Companies, Inc.

     We have audited the accompanying consolidated balance sheets of Pioneer Companies, Inc. and its subsidiaries (the "Company"), as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the consolidated financial statement schedule
II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                        DELOITTE & TOUCHE LLP

Houston, Texas
February 17, 1998

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Pioneer Americas, Inc.

     We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Pioneer Americas, Inc. (the "Predecessor Company") for the period from January 1, 1995 through April 20, 1995. Our audit also included the related financial statement schedule II. These financial statements and schedule are the responsibility of the Predecessor Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of the Predecessor Company for the period from January 1, 1995 through April 20, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                            ERNST & YOUNG LLP

Houston, Texas
June 26, 1995

                              REPORT OF MANAGEMENT

     Management is responsible for the preparation and content of the financial statements and other information included in this annual report. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate under the circumstances to reflect, in all material respects, the substance of events and transactions that should be included. The financial statements reflect management's judgments and estimates as to the effects of events and transactions that are accounted for or disclosed.

     Management maintains accounting systems which are supported by internal accounting controls that provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. The concept of reasonable assurance is based on the recognition that the cost of a system of internal accounting controls should not exceed the benefits.

     An independent auditor performed an audit of the Company's financial statements for the purpose of determining that the statements are presented fairly in accordance with generally accepted accounting principles. The independent auditors are appointed by the Board of Directors and meet regularly with the Audit Committee of the Board. The Audit Committee of the Board of Directors is composed solely of outside directors. The Audit Committee meets periodically with the Company's senior officers and independent auditors to review the adequacy and reliability of the Company's accounting, financial reporting and internal controls.

                                            PHILIP J. ABLOVE
                                            Vice President and Chief Financial
                                            Officer
                                            Principal Financial Officer

                                            JOHN R. BEAVER
                                            Controller
                                            Principal Accounting Officer

March 10, 1998

                            PIONEER COMPANIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1997        1996
                                                                --------    --------
                                       ASSETS
Current assets:
  Cash......................................................    $ 51,887    $ 15,754
  Accounts receivable, less allowance for doubtful accounts:
     1997, $3,602; 1996, $1,311.............................      68,942      25,053
  Inventories...............................................      25,379      11,026
  Prepaid expenses..........................................       1,831       1,807
                                                                --------    --------
          Total current assets..............................     148,039      53,640

Property, plant and equipment:
  Land......................................................      10,726       5,043
  Buildings and improvements................................      59,625      20,956
  Machinery and equipment...................................     274,267      85,438
  Construction in progress..................................      32,309      12,321
                                                                --------    --------
                                                                 376,927     123,758
Less accumulated depreciation...............................     (36,503)    (17,479)
                                                                --------    --------
                                                                 340,424     106,279
Other assets, net of accumulated amortization:
  1997, $4,649; 1996, $1,631................................      59,302      27,190
Excess cost over the fair value of net assets acquired, net
  of accumulated amortization: 1997, $14,095; 1996,
  $8,027....................................................     205,907     114,459
                                                                --------    --------
          Total assets......................................    $753,672    $301,568
                                                                ========    ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................    $ 47,784    $ 18,103
  Accrued liabilities.......................................      36,372      27,097
  Current maturities of long-term debt......................       2,598         128
                                                                --------    --------
                                                                  86,754      45,328
Long-term debt, less current maturities.....................     586,866     161,103
Accrued pension and other employee benefits.................      21,068      14,100
Other long-term liabilities.................................      17,263      21,136
Commitments and contingencies
Redeemable preferred stock: $.01 par value, authorized
  10,000 shares, 55 issued and outstanding..................       5,500          --
Stockholders' equity:
  Common stock:
     Class A, $.01 par value, authorized 46,000 shares;
      issued and outstanding: 1997, 9,227; 1996, 7,905......          92          79
     Class B, $.01 par value, authorized 4,000 shares;
      issued and outstanding: 1997, 750 shares; 1996, 655
      shares; convertible share-for-share into Class A
      shares................................................           8           7
  Additional paid-in capital................................      54,713      53,853
  Retained earnings (deficit)...............................     (18,592)      5,962
                                                                --------    --------
  Total stockholders' equity................................      36,221      59,901
                                                                --------    --------
          Total liabilities and stockholders' equity........    $753,672    $301,568
                                                                ========    ========

                            PIONEER COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    PREDECESSOR
                                                                                      COMPANY
                                                                                    PERIOD FROM
                                                                                     JANUARY 1
                                                    YEAR ENDED DECEMBER 31,           THROUGH
                                                --------------------------------     APRIL 20,
                                                  1997        1996        1995         1995
                                                --------    --------    --------    -----------
Revenues......................................  $270,341    $208,908    $142,908      $57,848
Cost of sales.................................   207,906     150,464      98,175       37,400
                                                --------    --------    --------      -------
Gross profit..................................    62,435      58,444      44,733       20,448
Selling, general and administrative
  expenses....................................    36,192      29,860      20,765        7,047
Unusual charges, net..........................     5,348          --          --           --
                                                --------    --------    --------      -------
Operating income..............................    20,895      28,584      23,968       13,401
Interest expense, net.........................   (28,987)    (19,212)    (13,540)      (1,665)
Other income (expense), net...................     1,907         887         637         (115)
                                                --------    --------    --------      -------
Income (loss) before taxes and extraordinary
  item........................................    (6,185)     10,259      11,065       11,621
Income tax provision (benefit)................      (289)      5,859       5,579        4,809
                                                --------    --------    --------      -------
Income (loss) before extraordinary item.......    (5,896)      4,400       5,486        6,812
Extraordinary item, early extinguishment of
  debt (net of income tax benefit of $12,439
  in 1997 and $2,140 in 1995..................   (18,658)         --          --       (3,420)
                                                --------    --------    --------      -------
Net income (loss).............................   (24,554)   $  4,400    $  5,486      $ 3,392
                                                ========    ========    ========      =======
Earnings (loss) per common share --
  Basic and Diluted:
  Income (loss) before extraordinary item.....  $  (0.59)   $   0.45    $   0.65
  Extraordinary item, net of tax benefit......     (1.88)         --          --
                                                --------    --------    --------
  Net income (loss)...........................  $  (2.47)   $   0.45    $   0.65
                                                ========    ========    ========

                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                         COMMON STOCK ISSUED AND OUTSTANDING
                                         ------------------------------------
                                             CLASS A             CLASS B         ADDITIONAL    RETAINED
                                         ----------------    ----------------     PAID-IN      EARNINGS
                                         SHARES    AMOUNT    SHARES    AMOUNT     CAPITAL      (DEFICIT)     TOTAL
                                         ------    ------    ------    ------    ----------    ---------    --------
PIONEER COMPANIES, INC.
Balance at January 1, 1995.............  3,768      $38        769      $ 8       $ 1,869      $ (1,153)    $    762
  Private placement....................     24        1         --       --            36            --           37
  Stock issued to Interlaken Investment
    Partners, L.P......................  2,841       28         --       --        14,972            --       15,000
  Stock issued to certain employees and
    directors of the Predecessor
    Company............................  1,136       11         --       --         5,989            --        6,000
  Conversion of Class B shares into
    Class A shares.....................    114        1       (114)      (1)           --            --           --
  Recognition of the NOL benefit.......     --       --         --       --        17,190            --       17,190
  Net income...........................     --       --         --       --            --         5,486        5,486
                                         -----      ---       ----      ---       -------      --------     --------
Balance at December 31, 1995...........  7,883       79        655        7        40,056         4,333       44,475
  Stock issued to non-employee
    directors..........................     22       --         --       --           147            --          147
  Stock dividend declared..............     --       --         --       --         2,771        (2,771)          --
  Recognition of the NOL benefit.......     --       --         --       --        10,879            --       10,879
  Net income...........................     --       --         --       --            --         4,400        4,400
                                         -----      ---       ----      ---       -------      --------     --------
Balance at December 31, 1996...........  7,905       79        655        7        53,853         5,962       59,901
  Stock issued to non-employee
    directors..........................     14       --         --       --            72            --           72
  Stock issued to employees............    150        1         --       --           801            --          802
  Stock dividends issued...............  1,158       12         95        1           (13)           --           --
  Net loss.............................     --       --         --       --            --       (24,554)     (24,554)
                                         -----      ---       ----      ---       -------      --------     --------
Balance at December 31, 1997...........  9,227      $92        750      $ 8       $54,713      $(18,592)    $ 36,221
                                         =====      ===       ====      ===       =======      ========     ========

                                                              COMMON STOCK
                                                         ISSUED AND OUTSTANDING      ADDITIONAL
                                                         ----------------------       PAID-IN      RETAINED
                                                         SHARES         AMOUNT        CAPITAL      EARNINGS     TOTAL
                                                         -------        -------      ----------    --------    -------
PREDECESSOR COMPANY
Balance at January 1, 1995                                1,509           $15          $4,186      $18,901     $23,102
  Accretion of excess redemption value of redeemable
    preferred stock over carrying value and amount of
    dividends not declared or paid.....................      --            --              --         (124)       (124)
  Net income...........................................      --            --              --        3,392       3,392
                                                          -----           ---          ------      -------     -------
Balance at April 20, 1995..............................   1,509           $15          $4,186      $22,169     $26,370
                                                          =====           ===          ======      =======     =======

                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    PREDECESSOR
                                                                                      COMPANY
                                                                                    PERIOD FROM
                                                                                    JANUARY 1,
                                                                                       1995
                                                   YEAR ENDED DECEMBER 31,            THROUGH
                                              ----------------------------------     APRIL 20,
                                                1997         1996        1995          1995
                                              ---------    --------    ---------    -----------
OPERATING ACTIVITIES:
Net income (loss)...........................  $ (24,554)   $  4,400    $   5,486     $   3,392
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
  Extraordinary item, net of tax............     18,658          --           --         3,420
  Depreciation and amortization.............     27,655      18,213       12,274         4,490
  Net change in deferred taxes..............      1,058       3,773        3,590        (2,086)
  Unusual charges, net......................      5,348          --           --            --
  Foreign exchange loss.....................        783          --           --            --
  Other, net................................         --          --           --          (191)
  Net effect of changes in operating assets
     and liabilities (net of
     acquisitions)..........................     (1,628)      2,848        5,664        (6,414)
                                              ---------    --------    ---------     ---------
Net cash flows from operating activities....     27,320      29,234       27,014         2,611
                                              ---------    --------    ---------     ---------
INVESTING ACTIVITIES:
Acquisitions of businesses..................   (332,571)     (7,281)    (152,318)           --
Capital expenditures, net...................    (22,111)    (17,839)     (13,556)       (3,389)
                                              ---------    --------    ---------     ---------
Net cash flows from in investing
  activities................................   (354,682)    (25,120)    (165,874)       (3,389)
                                              ---------    --------    ---------     ---------
FINANCING ACTIVITIES:
Proceeds from long-term debt................    558,000          --      153,500       106,000
Repayments on long-term debt................   (163,310)        (75)     (27,500)     (103,971)
Debt issuance and related costs.............    (32,069)         --           --            --
Dividends paid on preferred stock and
  purchase stock put warrant................         --          --           --        (2,341)
Proceeds from issuance of equity
  securities................................        874         147       21,036            --
                                              ---------    --------    ---------     ---------
Net cash flows from financing activities....    363,495          72      147,036          (312)
                                              ---------    --------    ---------     ---------
Net increase (decrease) in cash.............     36,133       4,186        8,176        (1,090)
Cash acquired in acquisitions...............         --         292        2,220            --
Cash at beginning of period.................     15,754      11,276          880         3,310
                                              ---------    --------    ---------     ---------
Cash at end of period.......................  $  51,887    $ 15,754    $  11,276     $   2,220
                                              =========    ========    =========     =========

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

     On April 20, 1995, Pioneer acquired Pioneer Americas, Inc. ("Pioneer Americas" or the "Predecessor Company") for approximately $177.4 million, which included cash paid of $152.3 million, long-term debt issued of $11.5 million, and NOL benefit recognized of $13.6 million (the "Pioneer Acquisition"). Pioneer Americas manufactured chlorine, caustic soda and related products used in a variety of applications including water treatment, plastics, detergents and agricultural chemicals. In connection with the Pioneer Acquisition, Pioneer sold common stock, issued long-term debt and entered into a new bank revolving credit facility. The Pioneer Acquisition was accounted for as a purchase; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their fair market value and the operations of the Predecessor Company were included in the consolidated financial statements from the date acquired. The acquisition resulted in $112 million of excess cost over the fair value of the net assets acquired, which is being amortized on a straight line basis over periods of up to 25 years.

     See note 3 for a description of subsequent acquisitions.

     The consolidated financial statements include the accounts of Pioneer and its subsidiaries (the "Company"), including Pioneer Americas Acquisition Corp. ("PAAC"), Pioneer Americas, Pioneer Chlor Alkali Co., Inc. ("PCAC"), All-Pure Chemical Company, Inc. ("All-Pure"), PCI Chemicals Canada Inc. and PCI Carolinas (together "PCI Canada") and Kemwater North America Company ("Kemwater"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated.

     Amounts presented in the notes to the consolidated financial statements for the Predecessor Company are based upon its historical accounting basis for the periods presented. Such amounts do not include effects of the purchase of the Predecessor Company by Pioneer. Amounts presented in the notes to the consolidated financial statements for the Predecessor Company for the period from January 1, 1995 through April 20, 1995 are included under the captions "Predecessor Company."

     The Company operates in one industry segment and two geographic areas.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

     All highly liquid investments with an initial maturity of three months or less when purchased are considered to be cash equivalents.

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

PROPERTY, PLANT, AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations.

     Depreciation for financial reporting purposes is computed primarily under the straight-line method over the estimated remaining useful lives of the assets. Asset lives range from 5 to 15 years with a predominant life of 10 years, which include buildings and improvements with an average life of 15 years and machinery and equipment with an average life of 9 years.

OTHER ASSETS

     Other assets include amounts for deferred financing costs which are being amortized on a straight-line basis over the term of the related debt. Amortization of such costs using the interest method would not result in material differences in the amounts amortized during the periods presented. Amortization expense for other assets for the years ended December 31, 1997, 1996 and 1995 was approximately $3.0 million, $2.3 million, and $1.1 million, respectively.

     The Predecessor Company's amortization expense for other assets was approximately $0.8 million for the period from January 1, 1995 through April 20, 1995.

EXCESS COST OVER THE FAIR VALUE OF NET ASSETS ACQUIRED

     Excess cost over the fair value of net assets acquired of approximately $220.0 million is amortized on a straight-line basis over periods of up to 25 years. The carrying value of excess cost over the fair value of net assets acquired is reviewed annually and if this review indicates that such excess cost will not be recoverable, as determined based on the estimated future undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of excess cost over the fair value of net assets acquired will be reduced by the estimated deficit of discounted cash flows or the fair value of the related entity. Amortization expense for excess cost over the fair value of net assets acquired was approximately $6.0 million, $5.1 million and $3.3 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     The Predecessor Company's excess cost over the fair value of net assets acquired was approximately $12.8 million and was amortized on a straight-line basis over 20 years. Amortization expense was approximately $0.2 million for the period from January 1, 1995 through April 20, 1995.

ENVIRONMENTAL EXPENDITURES

     Remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are based upon management's best estimate of the ultimate cost. Ongoing environmental compliance cost, including maintenance and monitoring costs, are charged to operations as incurred.

PER SHARE INFORMATION

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." This standard requires that both basic earnings per share and diluted earnings per share be presented. All prior period per share amounts have been restated, following the new standard requirements. See
Note 20 for a reconciliation of the amounts determining earnings per share for each period.

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

STOCK-BASED COMPENSATION

     In 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Stock Based Compensation." Under this standard, a company may elect to continue its previous method to account for stock-based compensation and include additional disclosure in its financial statements or record expenses for such compensation based on the fair value of the instruments on the date of their grant. The Company elected to continue with the method that it had previously used; accordingly, the consolidated financial statements do not include any charge for the fair value of grants for stock-based-compensation instruments. The additional disclosure required by the accounting standard is presented in
Note 9.

PREFERRED STOCK

     During 1997, 55,000 shares of the Company's Convertible Redeemable Preferred Stock, par value $0.01 per share, were issued in connection with the acquisition of a chlor-alkali production facility and related business (the "Tacoma Facility") located in Tacoma, Washington (the "Tacoma Acquisition"). Each share of preferred stock is convertible at the option of the shareholder into 8.56 shares of the Company's Class A Common Stock. In addition, the stock may be redeemed at varying premiums either at the Company's option or upon the occurrence of certain designated events. Because of the preferred stock's mandatory redemption characteristics, the stock is excluded from stockholders' equity.

RECLASSIFICATIONS

     Certain amounts have been reclassified in prior years to conform to the current year presentation. All reclassifications have been applied consistently for the periods presented.

3. ACQUISITIONS

     Consideration given during the Tacoma Acquisition in June 1997 was $97.0 million, 55,000 shares of the Company's convertible redeemable preferred stock, par value $.01 per share and the assumption of certain obligations related to the acquired business. In November 1997, Pioneer acquired substantially all of the assets and properties of the North American chlor-alkali business of ICI Canada Inc. and ICI Americas Inc. (the "PCI Canada Acquisition") for $235.6 million and the assumption of certain obligations related to the acquired chlor-alkali business. Both of these acquisitions were accounted for using the purchase method; accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their fair market value, and the operations for the acquired companies were included in the consolidated financial statements from the date acquired. The Tacoma Acquisition and the PCI Canada Acquisition resulted in approximately $23.0 million and $77.0 million, respectively, of excess cost over the fair value of the net assets acquired, which is being amortized on a straight-line basis over 25 years.

     Pioneer acquired KWT, Inc. in February 1996 for $9.6 million and T.C. Products, Inc. in July 1996 for $10.0 million. KWT, Inc. produces polyaluminum chlorides, aluminum sulfate, sodium aluminate and ferric sulfate for the waste water treatment market. T.C. Products, Inc. manufactures bleach and related products. The acquisitions were accounted for using the purchase method; accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their fair market value and the operations of the acquired companies were included in the consolidated financial statements from the date acquired. The acquisitions resulted in $9.8 million of excess cost over the fair value of the net assets acquired, which is being amortized on a straight line basis over 25 years.

     The following presents the pro forma effect of the above acquisitions and related financing transactions on the historical results of operations for the years ended December 31, 1997 and 1996, respectively, as if the transactions had occurred on January 1, 1996.

                                                                1997          1996
                                                              --------      --------
Revenues....................................................  $442,451      $457,067
Operating income............................................    61,784        88,971
Net income (loss)...........................................   (11,982)       24,341
Earnings (loss) per share -- Basic and Diluted..............     (1.20)         2.48

4. CASH FLOW INFORMATION

     The net effect of changes in operating assets and liabilities (net of acquisitions) are as follows:

                                              YEAR ENDED DECEMBER 31,        PREDECESSOR
                                           ------------------------------      COMPANY
                                             1997       1996       1995         1995
                                           --------    -------    -------    -----------
Accounts receivable......................  $(19,481)   $ 4,588    $ 2,004      $(3,570)
Inventories..............................    (1,281)     2,259      1,541         (638)
Prepaid expenses.........................       873       (241)    (1,416)         722
Other assets.............................      (743)    (2,617)    (3,104)      (3,480)
Accounts payable.........................    11,744     (3,171)    (2,464)       4,899
Accrued liabilities......................     7,924        (12)     8,697       (4,043)
Other long-term liabilities..............    (1,316)     1,515        (71)        (726)
Accrued pension and other employee
  benefits...............................       652        527        477          422
                                           --------    -------    -------      -------
Net change in operating accounts.........  $ (1,628)   $ 2,848    $ 5,664      $(6,414)
                                           ========    =======    =======      =======

     Following is supplemental cash flow information:

                                              YEAR ENDED DECEMBER 31,        PREDECESSOR
                                          -------------------------------      COMPANY
                                            1997       1996        1995         1995
                                          --------    -------    --------    -----------
Cash payments for:
  Interest..............................  $ 30,808    $19,215    $  8,704      $3,067
                                          ========    =======    ========      ======
  Income taxes..........................  $    543    $ 4,106    $  1,707      $1,852
                                          ========    =======    ========      ======
Investing activities of acquisitions
  during the period:
  Cash paid for acquisitions............  $332,571    $ 7,281    $152,318      $   --
  Long-term debt issued.................        --     12,517      11,463          --
  Liabilities assumed...................    21,519      7,419      90,596          --
  Preferred stock issued................     5,500         --          --          --
  NOL benefit recognized................        --         --      13,600          --
                                          --------    -------    --------      ------
  Fair value of assets acquired.........  $359,590    $27,217    $267,977      $   --
                                          ========    =======    ========      ======

     Included in the above table are the: PCI Canada Acquisition and the Tacoma Acquisition in 1997; acquisitions of KWT, Inc. and T.C. Products, Inc. in 1996; and the acquisition of Pioneer Americas, Inc. in 1995.

     Non-cash investing and financing activities:

          In December 1997, the Company purchased a hydrochloric acid manufacturing facility that it previously had been leasing in Henderson, Nevada for $5.9 million, which was financed with a mortgage note.

          Shareholders' equity increased by $10.9 million and $3.6 million in 1996 and 1995, respectively, due to recognizing the benefit of the net operating loss carryforward.

          Due to the retained deficit at the time of the December 1997 7% stock dividend, no accounting entry was made between retained deficit and additional paid-in capital for this event.

5. INVENTORIES

     Inventories consisted of the following at December 31:

                                                               1997       1996
                                                              -------    -------
Raw materials, supplies and parts...........................  $21,068    $10,610
Finished goods and work-in-process..........................    7,188      4,349
Inventories under exchange agreements.......................   (2,877)    (3,933)
                                                              -------    -------
                                                              $25,379    $11,026
                                                              =======    =======

6. INVESTMENTS IN BASIC INVESTMENTS, INC. AND VICTORY VALLEY LAND
   COMPANY, L.P.

     The Company, through its subsidiary PCAC owns approximately 32% of the common stock of Basic Investments, Inc. ("BII"), which owns and maintains the water and power distribution network within the Henderson, Nevada industrial complex and which is a large landowner in Clark County, Nevada. The remainder of the common stock of BII is owned by other companies located in the industrial complex. Prior to the Pioneer Acquisition, the investment in BII was accounted for by the Predecessor Company under the equity method after adjustment to reflect PCAC's basis.

     PCAC has an approximate 21% limited partnership interest in Victory Valley Land Company, L.P. ("VVLC"). The purpose of VVLC's business is to receive, hold and develop the lands, water rights, and other assets contributed by the partners for investment. A wholly owned subsidiary of BII, acting as general partner with a 50% interest in VVLC, contributed all rights, title, and interest in and to certain land to VVLC. PCAC assigned certain water rights to VVLC. Prior to the Pioneer Acquisition, the investment in VVLC was accounted for by the Predecessor Company under the equity method.

     The Company's interests in BII and in VVLC (referred to as the "Basic Ownership") constitute assets that are held for the economic benefit of the previous owners of Pioneer Americas for a period of 20 years. Dividends and distributions received by the Company on account of the Basic Ownership (including amounts payable as a result of sales of land or other assets owned by BII or VVLC) are deposited into a deposit account and may be used to satisfy certain obligations of the sellers under environmental and other obligations in favor of the Company. After payment or provision for payment of such obligations, amounts received by the Company subsequent to April 20, 1995 on account of the Basic Ownership will be remitted to the sellers at the end of the 20-year period. The sellers also have certain rights during such period with respect to determinations affecting the Basic Ownership, including the right (subject to certain limited conditions) to direct the sales or disposition of interests constituting the Basic Ownership and the right (with certain limited exceptions) to vote the interests constituting the Basic Ownership, notwithstanding the ownership of such interests by the Company. The Company's investment in Basic Ownership, following the equity method, is $17.1 million and $16.7 million at December 31, 1997 and 1996, respectively and the balance in the related deposit account is $5.8 million and $2.3 million at December 31, 1997 and 1996, respectively. Within the Company's balance sheets, these assets are offset by liabilities of the same amount because the right of setoff exists, as the Company and the sellers owe determinable amounts, the Company has the right to set off the amount owed by the sellers, the Company intends to set off the amount and the setoff is enforceable by law.

7. OTHER ASSETS

     Other assets consist of the following at December 31:

                                                               1997       1996
                                                              -------    -------
Debt financing assets and organizational cost assets, net...  $20,398    $ 5,555
Deferred tax asset..........................................   22,866      9,424
Patents, trademarks and other intangibles, net..............    8,795      5,943
Indemnification of environmental reserve....................    3,160      3,160
Investments.................................................      981        250
Other.......................................................    3,102      2,858
                                                              -------    -------
  Other assets, net.........................................  $59,302    $27,190
                                                              =======    =======

8. ACCRUED LIABILITIES

     Accrued liabilities consist of the following at December 31:

                                                               1997       1996
                                                              -------    -------
Payroll, benefits, and pension..............................  $ 8,316    $ 2,583
Interest and bank fees......................................    4,898      5,327
Returnable deposits.........................................    3,073      3,238
Income taxes................................................      356      2,305
Other accrued liabilities...................................   19,729     13,644
                                                              -------    -------
  Accrued liabilities.......................................  $36,372    $27,097
                                                              =======    =======

9. EMPLOYEE BENEFITS

PENSION PLANS

     The Company sponsors various non-contributory defined benefit plans covering substantially all union and non-union employees of PCAC and PCI Canada. Pension plan benefits are based primarily on participants' compensation and years of credited service. Annual pension costs and liabilities for the Company under its defined benefit plans are determined by actuaries using various methods and assumptions. The Company has agreed to contribute such amounts as are necessary to provide assets sufficient to meet the benefits to be paid to its employees. The Company's present intent is to make annual contributions, which are actuarially computed, in amounts not more than the maximum nor less than the minimum allowable under the Internal Revenue Code. For purposes of determining annual expenses and funding contributions, the following assumptions were used for the years ended December 31:

                                                              1997    1996    1995
                                                              ----    ----    ----
Rate of return on plan assets...............................  8.0%    8.0%    8.0%
Discount rate...............................................  7.3%    7.5%    7.5%
Annual compensation increase................................  4.0%    4.0%    4.0%

     Pension expense for all plans was comprised of:

                                                                             PREDECESSOR
                                                                               COMPANY
                                               1997       1996      1995        1995
                                              -------    -------    -----    -----------
Service cost on benefits earned during the
  year......................................  $   994    $   597    $ 410       $ 178
Interest cost on projected benefit
  obligation................................    1,596        892      566         260
Return on plan assets.......................   (2,334)    (1,132)    (394)       (149)
Net amortization and deferral...............      944        462       56          (7)
                                              -------    -------    -----       -----
          Total pension expense.............  $ 1,200    $   819    $ 638       $ 282
                                              =======    =======    =====       =====

     The funded status of the pension plans for which assets exceed accumulated benefits and the plans for which accumulated benefits exceed assets as of the actuarial valuation dates of December 31, 1997 and 1996 were as follows:

                                               1997                          1996
                                    --------------------------    --------------------------
                                    ACCUMULATED      ASSETS       ACCUMULATED      ASSETS
                                     BENEFITS        EXCEED        BENEFITS        EXCEED
                                      EXCEED       ACCUMULATED      EXCEED       ACCUMULATED
                                      ASSETS        BENEFITS        ASSETS        BENEFITS
                                    -----------    -----------    -----------    -----------
Actuarial present value of
  benefits based on service to
  date and present pay levels:
  Vested benefit obligation.......   $ 11,759       $ 21,352        $ 3,823        $ 6,122
  Non-vested benefit obligation...        604            268            212            389
                                     --------       --------        -------        -------
  Accumulated benefit
     obligation...................   $ 12,363       $ 21,620          4,035          6,511
  Plan assets at fair value.......    (11,147)       (27,947)        (3,318)        (6,963)
                                     --------       --------        -------        -------
  Accumulated benefit obligation
     in excess of (less than) plan
     assets.......................      1,216         (6,327)           717           (452)
  Additional amounts related to
     projected salary increases...      3,250          9,557            737          1,815
                                     --------       --------        -------        -------
  Total projected benefit
     obligation in excess of plan
     assets.......................      4,466          3,230          1,454          1,363
  Unrecognized loss (gain)........        838         (3,063)           236          1,254
  Unrecognized prior service
     cost.........................       (103)            --           (372)           220
                                     --------       --------        -------        -------
          Pension obligation......   $  5,201       $    167        $ 1,318        $ 2,837
                                     ========       ========        =======        =======

     Plan assets at December 31, 1997 and 1996 consist primarily of fixed income investments and equity investments.

DEFINED CONTRIBUTION PLANS

     The Company offers defined contribution plans for its employees with the employees generally contributing from 1% to 15% of their compensation. The Company also contributes funds to the plans in the amount of 50% of employee contributions up to 4% to 6% of employee compensation, depending on the plan. Aggregate expense by the Company to such plans was $0.5 million, $0.5 million and $0.2 million in 1997, 1996 and 1995, respectively. Aggregate expense by the Predecessor Company for such plans was $0.1 million for the period from January 1, 1995 through April 20, 1995.

POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

     In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for qualifying retired employees who reach normal retirement age while working for the Company. The following table presents the plan's funded status reconciled with amounts recognized in the Company's balance sheet at December 31:

                                                               1997       1996
                                                              -------    -------
Accumulated post-retirement benefit obligation:
  Retirees..................................................  $ 5,264    $ 3,737
  Fully eligible active plan participants...................    2,606      1,483
  Other active plan participants............................   12,802      4,986
                                                              -------    -------
                                                               20,672     10,206
Unrecognized net gain.......................................   (4,495)      (125)
                                                              -------    -------
  Accrued post-retirement benefit cost......................  $16,177    $10,081
                                                              =======    =======

     Net periodic post-retirement benefit cost for the periods presented includes the following components:

                                                                                PREDECESSOR
                                                                                  COMPANY
                                                      1997     1996     1995       1995
                                                     ------   ------   ------   -----------
Service cost.......................................  $  664   $  369   $  243      $109
Interest cost......................................   1,095      693      449       176
Amortization of transition obligation over 20
  years............................................     114       --       15         8
Other components...................................      --       --       48        --
                                                     ------   ------   ------      ----
          Net periodic post-retirement benefit
            cost...................................  $1,873   $1,062   $  755      $293
                                                     ======   ======   ======      ====

     The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 10.0% for 1997, 1996 and 1995 and is assumed to decrease gradually to 5.0% for 2013 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 31, 1997, 1996 and 1995 by $4.6 million, $0.8 million, and $0.7 million, respectively, and the aggregate of the service and interest cost components of the net periodic post-retirement benefit cost for 1997, 1996 and 1995 by $0.4 million, $0.1 million and $0.1 million, respectively.

     The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 7.25% at December 31, 1997 and 7.5% at December 31, 1996 and 1995.

     As a result of the Pioneer Acquisition, the unrecognized net loss and unrecognized transition obligation amounts as of that date were recognized.

STOCK BASED COMPENSATION

     The Company has two stock option plans which provide for the issuance of options to key employees of the Company. The plans authorized the issuance of options to purchase up to an aggregate of 1,431,125 shares of common stock, with vesting periods of up to three years and maximum option terms of ten years. As of December 31, 1997, options to purchase approximately 291,073 were available for issuance. In addition, options for the purchase of 282,200 shares have been issued outside the scope of the stock option plans.

     The following table summarizes the transactions with respect to the stock options for the three year period ended December 31, 1997:

                                                                               WEIGHTED AVERAGE
                                                               EXERCISE            EXERCISE
                                        NUMBER OF SHARES    PRICE PER SHARE    PRICE PER SHARE
                                        ----------------    ---------------    ----------------
  Outstanding at January 1, 1995:.....            --              --                   --
  1995:
    Granted...........................  511,570.....          $4.91-$6.33           $5.67
    Exercised.........................            --              --                   --
    Forfeited.........................           114             $5.68              $5.68
  Outstanding at December 31, 1995....       511,456          $4.91-$6.33           $5.67
  1996:
    Granted...........................        57,243          $5.24-$5.24           $5.24
    Exercised.........................            --              --                   --
    Forfeited.........................         2,964             $5.68              $5.68
  Outstanding at December 31, 1996....       565,735          $4.91-$6.33           $5.63
  1997:
    Granted...........................       640,913         $4.67-$12.73           $5.41
    Exercised.........................            --              --                   --
    Forfeited.........................        66,596          $5.68-$6.07           $5.68
  Outstanding at December 31, 1997....     1,140,052         $4.67-$12.73           $5.50

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                        OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                               --------------------------------------   ------------------------
                                               WEIGHTED-
                                                AVERAGE     WEIGHTED-   EXERCISABLE    WEIGHTED-
                                  AS OF        REMAINING     AVERAGE       AS OF        AVERAGE
          RANGE OF             DECEMBER 31,   CONTRACTUAL   EXERCISE    DECEMBER 31,   EXERCISE
       EXERCISE PRICES             1997          LIFE         PRICE         1997         PRICE
       ---------------         ------------   -----------   ---------   ------------   ---------
$ 4.00 - $ 5.00..............     351,535     8.9 years      $ 4.86            --           --
$ 5.01 - $ 6.00..............     736,572     8.1 years      $ 5.45            --           --
$ 6.01 - $ 7.00..............      17,172     7.9 years      $ 6.33            --           --
$12.01 - $13.00..............      34,773     9.9 years      $12.73            --           --
                                ---------                                 -------
          Total..............  1,140,052..    8.4 years      $ 5.50            --           --
                                =========                                 =======

     All stock options are granted at fair market value of the Common Stock at the grant date. The fair value of the stock options granted during 1997, 1996 and 1995 was $2.1 million, $0.2 million, and $2.0 million, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants: risk free interest rate of 6.7%; expected dividend yield of 0.0%; expected life of six years. Expected volatility was 86.0% in 1997 and 111.7% in 1996 and 1995. The outstanding stock options at December 31, 1997 have a weighted average contractual life of 8.4 years. There were no stock option shares exercisable during 1997, 1996 and 1995.

     The Company accounts for the Plan in accordance with Accounting Principles Board Opinion No. 25, under which no compensation costs have been recognized for stock option awards. Had compensation cost for the Plan been determined consistent with SFAS No. 123, the Company's pro forma net income and earnings per share for the three years ended December 31, 1997 would have been as indicated below:

                                                           1997       1996      1995
                                                         --------    ------    ------
Net income (loss)
  As reported..........................................  $(24,554)   $4,400    $5,486
  Pro forma............................................   (25,654)    3,963     5,233
Earnings (loss) per share -- Basic and Diluted
  As reported..........................................  $  (2.47)   $ 0.45    $ 0.65
  Pro forma............................................     (2.58)     0.40      0.62

10. BANK CREDIT FACILITY

     In November 1997, the Company entered into an amended credit agreement which provides for a five-year Bank Credit Facility. The Company may borrow up to $65.0 million, subject to certain borrowing base limitations. At December 31, 1997, no amounts were outstanding under the Bank Credit Facility. The revolving loans bear interest at a rate equal to, at the Company's option, (i) the reference rate set by the lenders or (ii) the LIBOR Base Rate. The Bank Credit Facility requires the Company to pay a fee equal to one half of one percent per annum on the total unused balance. Indebtedness outstanding under the Bank Credit Facility is collateralized by a security interest in all of the inventory, accounts receivable and certain other assets of the Company. Up to $20 million of the Borrowing Base, as defined by the Bank Credit Facility, can be utilized for letters of credit. The Borrowing Base at December 31, 1997 was approximately $54.3 million. After consideration of applicable outstanding letters of credit of approximately $2.9 million, the unused availability of the Borrowing Base was approximately $51.4 million at December 31, 1997.

     The Bank Credit Facility contains restrictive covenants with respect to, among other things, (i) maintenance of certain financial ratios and (ii) limitations on the ability to incur additional indebtedness, to acquire or dispose of assets or operations and to pay dividends or redeem shares of stock.

11. LONG-TERM DEBT

     Long-term debt consisted of the following at December 31:

                                                                1997        1996
                                                              --------    --------
9 1/4% Senior Secured Notes, due June 15, 2007..............  $200,000
9 1/4% Senior Secured Notes, due October 15, 2007...........   175,000
June 1997 term facility, due in quarterly installments of
  $250 with the balance due 2006; variable interest rate
  based on LIBOR or an alternate base rate..................    99,500
November 1997 term facility, due in quarterly installments
  of $250 with the balance due 2006; variable interest rate
  based on LIBOR or base rate...............................    82,750
13 3/8% First Mortgage Notes, due 2005......................        --    $135,000
Promissory note, interest at 8% per annum and payable
  quarterly, due in five annual installments beginning in
  2001......................................................    11,463      11,463
Promissory note to Kemira Kemi AB, principal payments due in four equal installments on March 31, 2000, 2001, 2002 and
  December 31, 2002, with a variable interest rate based on
  LIBOR plus 1.2%, interest is paid semi-annually...........     8,016       8,016
Other notes, maturing in years through 2014, with various
  installments, at various interest rates...................    12,735       6,752
                                                              --------    --------
Total.......................................................   589,464     161,231
Current maturities of long-term debt........................    (2,598)       (128)
                                                              --------    --------
Long-term debt..............................................  $586,866    $161,103
                                                              ========    ========

     Long-term debt matures as follows: $2.6 million in 1998; $2.7 million in 1999: $4.6 million in 2000; $11.5 million in 2001; $7.0 million in 2002; and
$561.1 million thereafter.

     As part of the Tacoma Acquisition in June 1997, the Company issued and sold $200.0 million of 9 1/4% Senior Secured Notes due June 15, 2007, entered into a nine and one-half year $100.0 million Term Facility and entered into a $35.0 million Revolving Facility (which was subsequently amended during the PCI Canada Acquisition). Concurrent with this, the Company purchased all of its existing
13 3/8% First Mortgage Notes due 2005.

     As part of the PCI Canada Acquisition in November 1997, the Company issued and sold $175.0 million of 9 1/4% Senior Secured Notes due October 15, 2007, entered into a nine and one-quarter year $83.0 million Term Facility, and entered into a $65.0 million amended revolving facility (see Note 10).

     The Senior Secured Notes due June 15, 2007, and the Senior Secured Notes due October 15, 2007, are senior obligations of the Company, ranking pari passu with all existing and future senior indebtedness of the Company. These notes and both term facilities are fully and unconditionally guaranteed on a joint and several basis by all of PAAC's direct and indirect wholly-owned subsidiaries and are secured by first mortgage liens on certain manufacturing facilities. Following is a summary of selected items for the direct and indirect subsidiaries which are not guarantors of the senior notes and term facilities for the year ended December 31, 1997:

                                                                1997       1996
                                                              --------    -------
Current assets..............................................  $  8,342    $13,004
Non-current assets..........................................    28,681     32,224
Current liabilities.........................................    30,197      7,294
Non-current liabilities.....................................    13,780     40,498
Revenues....................................................    38,959     36,142
Gross profit (loss).........................................       (78)     1,865
Net loss....................................................   (13,314)    (5,214)

     Pioneer is a holding company with no operating assets or operations. Financial statements of Pioneer's direct and indirect wholly-owned subsidiaries are not separately included as the Company's management does not believe this information would be material to investors.

     The senior notes are redeemable at the Company's option starting in 2002. Before 2001, the Company may redeem a maximum of 35% of each series at 109.25% of the principal amount due with funds from a public offering of common stock of Pioneer (to the extent such funds are contributed to the issuer). Upon change of control, as defined in the agreement, the Company is required to offer to purchase all the Senior Notes for 101% of the principal due.

     The Company's long-term debt contains various restrictions on the Company, which, among other things, limit the ability of the Company to incur additional indebtedness, to acquire or dispose of assets or operations and to pay dividends or redeem shares of stock.

12. FINANCIAL INSTRUMENTS

CONCENTRATION OF CREDIT RISK

     The Company manufactures and sells its products to companies in diverse industries. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company's sales are primarily to customers throughout the United States and in eastern Canada. Credit losses relating to these customers have been immaterial.

     The Company maintains cash deposits with major banks, which generally may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that any possible loss is minimal.

INVESTMENTS

     It is the policy of the Company to invest its excess cash in investment instruments or securities whose value is not subject to market fluctuations such as master notes of issuers rated at the time of such investment of at least "A-2" or the equivalent thereof by S&P or at least "P-2" or the equivalent thereof by Moody's or any bank or financial institution party to the Revolving Credit Facility.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     In preparing disclosures about the fair value of financial instruments, the Company has assumed that the carrying amount approximates fair value for cash and cash equivalents, receivables, short-term borrowings, accounts payable and certain accrued expenses because of the short maturities of those instruments. The fair values of long-term debt instruments are estimated based upon quoted market values (if applicable), or on the current interest rates available to the Company for debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange. The Company held no derivative financial instruments as of December 31, 1997 and 1996.

     At December 31, 1997, the fair market value of all of the Company's financial instruments approximated the book value with the exceptions of the 9 1/4% Senior Notes due June 15, 2007 and the 9 1/4% Senior Notes due October 15, 2007, which had a book value of $200,000 and $175,000, respectively and a fair value based upon current quoted market price of $201,500 million and $175,875, respectively.

13. SEGMENT INFORMATION

     As a result of the PCI Canada Acquisition in October 1997, the Company began operating in two geographical areas, the U.S. and Canada. Selected geographic region information is presented as follows for 1997:

                                                   UNITED STATES     CANADA      TOTAL
                                                   -------------    --------    --------
Revenues from unaffiliated customers.............    $258,793       $ 11,548    $270,341
Intracompany transfers among regions.............          20         13,112      13,132
Operating income.................................      14,844          6,051      20,895
Identifiable assets..............................     538,711        214,961     753,672

     The Company accounts for intracompany transfers among regions at amounts similar to those in transactions with outside affiliates.

     During 1997 and 1996, sales to an individual customer in the amounts of $27.7 million and $23.5 million, respectively, exceeded of 10% of the consolidated revenues. No individual customer constituted 10% or more of the total revenues in 1995. Net sales of the Predecessor Company included sales to a major customer of approximately $7.5 million for the period from January 1, 1995 through April 20, 1995.

14. UNUSUAL CHARGES, NET AND EXTRAORDINARY LOSSES

     Unusual charges, net include a $4.3 million charge to reduce the carrying value of certain assets of Kemwater, based upon management's estimates of net realizable value. An additional $1.0 million charge was related to the closure of certain of All-Pure's plants and the consolidation of their operations to other locations.

     During the second quarter of 1997, the Company recognized an $18.7 million extraordinary loss as a result of the early extinguishment of the 13 3/8% First Mortgage Notes. The extraordinary loss consisted primarily of the 20% premium paid on the face value of the notes and the write-off of debt placement fees related to the notes (net of tax benefit of $12.4 million).

15. INTEREST EXPENSE, NET

     Interest expense, net consisted of the following for the indicated periods:

                                                 YEAR ENDED DECEMBER 31,     PREDECESSOR
                                               ---------------------------     COMPANY
                                                1997      1996      1995        1995
                                               -------   -------   -------   -----------
Interest expense.............................  $30,229   $19,928   $13,800     $1,772
Interest income..............................   (1,242)     (716)     (260)      (107)
                                               -------   -------   -------     ------
Interest expense, net........................  $28,987   $19,212   $13,540     $1,665
                                               =======   =======   =======     ======

     No interest costs were capitalized in any of the above periods.

16. COMMITMENTS AND CONTINGENCIES

LETTERS OF CREDIT

     At December 31, 1997, the Company had letters of credit and performance bonds outstanding of approximately $2.9 million and $4.1 million, respectively. These letters of credit and performance bonds were issued for the benefit of: customers under sales agreements securing delivery of products sold, a power company as a deposit for the supply of electricity, and state environmental agencies as required for manufacturers in the state. The letters of credit expire at various dates in 1998. No amounts were drawn on the letters of credit at December 31, 1997.

PURCHASE COMMITMENTS

     The Company has various purchase commitments related to its operations. The Company has committed to purchase salt used in its production processes under contracts which continue through the year 2003 with rates similar to prevailing market rates. The Company also has various commitments related to the purchase of electricity, which continue through the year 2008 at rates similar to prevailing market rates. Required purchase quantities on commitments in excess of one year at December 31, 1997 are as follows:

                                           SALT-TONS     ELECTRICITY-MWH
                                          -----------   -----------------
1998....................................      947.5          1,371.5
1999....................................      947.5          1,371.5
2000....................................      947.5          1,371.5
2001....................................      611.0            543.5
2002....................................      225.0             44.0
Thereafter..............................      225.0            264.0
                                            -------          -------
          Total commitment quantities...    3,903.5          4,966.0
                                            =======          =======

OPERATING LEASES

     The Company leases certain manufacturing and distribution facilities, computer equipment, and administrative offices under noncancelable leases. Minimum future rental payments on such leases with terms in excess of one year in effect at December 31, 1997 are as follows:

1998.......................................................  $14,538
1999.......................................................   12,413
2000.......................................................    9,880
2001.......................................................    7,612
2002.......................................................    4,680
Thereafter.................................................    1,639
                                                             -------
          Total minimum obligations........................  $50,762
                                                             =======

     Lease expense charged to operations for the years ended December 31, 1997, 1996 and 1995 was approximately $14.7 million, $9.5 million and $6.3 million, respectively. Lease expense charged to the Predecessor Company's operations for the period from January 1, 1995 through April 20, 1995 was approximately $3.3 million.

LITIGATION

     The Company is party to various legal proceedings and potential claims arising in the ordinary course of its businesses. In the opinion of management, the Company has adequate legal defenses and/or insurance coverage with respect to these matters and management does not believe that they will materially affect the Company's operations or financial position.

17. INCOME TAXES

     For financial reporting purposes, deferred income taxes are determined utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with differences between the financial accounting basis and tax basis of the assets and liabilities, and the ultimate realization of any deferred tax asset resulting from such differences. The Company considers all foreign earnings as being permanently invested in that country.

     Components of income (loss) before income taxes and extraordinary item and income taxes are as follows:

                                                                                PREDECESSOR
                                                                                  COMPANY
                                                   1997      1996      1995        1995
                                                  -------   -------   -------   -----------
Income (loss) before taxes and extraordinary
  item:
  U.S...........................................  $(9,660)  $10,259   $11,065     $11,621
  Foreign.......................................    3,475        --        --          --
                                                  -------   -------   -------     -------
Total...........................................  $(6,185)  $10,259   $11,065     $11,621
                                                  =======   =======   =======     =======
Current income tax provision:
  U.S...........................................  $    --   $   418   $   715     $ 5,938
  Foreign.......................................      617        --        --          --
  State.........................................       --     1,416     1,701         957
                                                  -------   -------   -------     -------
Total current...................................      617     1,834     2,416       6,895
                                                  -------   -------   -------     -------
Deferred income tax provision (benefit):
  U.S...........................................  $(1,614)  $ 4,470   $ 3,764     $(1,816)
  Foreign.......................................      684        --        --          --
  State.........................................       24      (445)     (601)       (270)
                                                  -------   -------   -------     -------
Total deferred..................................     (906)    4,025     3,163      (2,086)
                                                  -------   -------   -------     -------
          Total income tax provision
            (benefit)...........................  $  (289)  $ 5,859   $ 5,579     $ 4,809
                                                  =======   =======   =======     =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows at December 31:

                                                                1997        1996
                                                              --------    --------
Deferred tax liabilities:
  Tax over book basis -- property, plant and equipment......  $(16,328)   $(20,006)
  Other -- net..............................................        --        (399)
                                                              --------    --------
Total deferred tax liabilities..............................   (16,328)    (20,405)
                                                              --------    --------
Deferred tax assets:
  Post employment benefits..................................     8,508       5,552
  Alternative minimum tax credit carryover..................       671         671
  Allowance for doubtful accounts...........................     1,092         511
  Other accrued liabilities.................................     6,503       6,165
  Net operating loss carryforward...........................    21,736      14,964
                                                              --------    --------
Total deferred tax assets...................................    38,510      27,863
Valuation allowance for deferred tax assets.................        --          --
                                                              --------    --------
Net deferred tax assets.....................................    38,510      27,863
                                                              --------    --------
Net deferred taxes..........................................  $ 22,182    $  7,458
                                                              ========    ========

     The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense (benefit) for the periods presented are as follows:

                                                                                               PREDECESSOR
                                                                                                 COMPANY
                                         1997                1996               1995               1995
                                   -----------------   ----------------   ----------------   ----------------
                                   AMOUNT    PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT
                                   -------   -------   ------   -------   ------   -------   ------   -------
Tax at U.S. statutory rates        $(2,165)    (35)%   $3,591     35%     $3,872     35%     $4,068     35%
State and foreign income taxes,
  net of federal tax benefit.....     (119)     (2)      631       6        723       7        407       3
Amortization of excess cost over
  the fair value of net assets
  acquired.......................    2,033      33     1,591      16      1,159      10         69       1
Other -- net.....................      (38)     (1)       46      --       (175)    (2)        265       2
                                   -------     ---     ------     --      ------     --      ------     --
                                   $  (289)     (5)%   $5,859     57%     $5,579     50%     $4,809     41%
                                   =======     ===     ======     ==      ======     ==      ======     ==

     At December 31, 1997, the Company had approximately $47.1 million of available net operating loss carryforward ("NOL") which expires in 2003 through 2010. The NOL is available for offset against future taxable income generated during the carryforward period.

     Since the Company had no operations before the Pioneer Acquisition, it had no means to generate taxable income; accordingly, the Company established a valuation allowance equal to the full amount of the NOL at December 31, 1994. Concurrent with the Pioneer Acquisition, the Company estimated that approximately $13.6 million of the NOL would be utilized; as a result, the valuation allowance was reduced by that amount as part of the purchase price allocation. The Company's taxable income for 1995 exceeded its estimate; the Company, therefore, recognized an additional $3.6 of NOL in 1995. Since it has continued to generate more taxable income than it originally expected, the Company eliminated the valuation allowance in 1996, thereby recognizing the remaining $10.9 million of the NOL. A portion of the Company's NOL originated before it was reorganized in 1995; accordingly, any recognition of the NOL is recorded as an increase in the Company's paid-in capital rather than as a reduction in the provision for income taxes. Thus, the reduction of the valuation allowance for the NOL in 1996 and 1995 had no effect on the Company's provision for income taxes or net income. Any NOL generated after the 1995 reorganization, if deemed to be realizable, will be used to reduce the Company's provision for income taxes.

18. OTHER LONG-TERM LIABILITIES -- ENVIRONMENTAL

     The Company's operations are subject to extensive environmental laws and regulations related to protection of the environment, including those applicable to waste management, discharge of materials into the air and water, clean-up liability from historical waste disposal practices, and employee health and safety. At several of the Company's facilities, investigations or remediations are underway and at some of these locations regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources. The Company could be required to incur additional costs to construct and operate remediation systems in the future. In addition, at several of its facilities, the Company is in the process of replacing or closing ponds for the collection of wastewater. The Company plans to spend approximately $1.2 million during the next fifteen years for closure of eight chlor-alkali waste water disposal ponds at the Henderson plant. The Company believes that it is in substantial compliance with existing governmental regulations.

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

     In connection with the October 1988 acquisition of the chlor-alkali business by the Predecessor Company, ICI Delaware Holdings, Inc. and ICI Americas, Inc. (such companies or their successors, the

"ZENECA Companies") agreed to indemnify the Predecessor Company for certain environmental liabilities (the "ZENECA Indemnity"), including liabilities associated with operations at the Company's plant located in Henderson, Nevada (the "Henderson Plant"). In general, the ZENECA Companies agreed to indemnify the Predecessor Company for environmental costs which arise from or relate to pre-acquisition actions which involved disposal, discharge, or release of materials resulting from non-chlor-alkali manufacturing operations at the Henderson Plant and at other properties within the same industrial complex. Payments under the indemnity cannot exceed approximately $65 million.

     Due to the change in ownership resulting from the Pioneer Acquisition, the ZENECA Indemnity will terminate on April 20, 1999. The ZENECA Indemnity will continue to cover claims after the expiration of the term of the indemnity provided that, prior to the expiration of the indemnity, proper notice to the ZENECA Companies is given and the Company has taken certain other actions. The Company believes that the ZENECA Companies will continue to honor their obligations under the ZENECA Indemnity for claims properly presented by the Company. It is possible, however, that disputes could arise between the parties and that the Company would have to subject its claims for clean-up expenses, which could be substantial, to the contractually established arbitration process. In the opinion of management, any environmental liability in excess of the amount indemnified and accrued on the consolidated balance sheet, if any, would not have a material adverse affect on the consolidated financial statements.

     In the agreement relating to the Pioneer Acquisition, the sellers agreed to indemnify the Company for certain environmental liabilities that result from certain discharges of hazardous materials, or violations of environmental laws, arising prior to April 20, 1995 (the "Closing Date") from or relating to the Pioneer Americas plant sites or arising before or after the Closing Date with respect to certain environmental liabilities relating to assets held by the Company for the benefit of the sellers ("Sellers' Indemnity"). Amounts payable pursuant to the Sellers' Indemnity will generally be payable as follows: (i) out of certain reserves established on the Predecessor Company's balance sheet at December 31, 1994; (ii) either by offset against the amounts payable under the notes issued to the sellers or from deposit account balances held by the Company, and (iii) in certain circumstances and subject to specified limitations, out of the personal assets of the sellers. Subject to certain exceptions and limitations set forth in the Pioneer Acquisition Agreement, a claim notice with respect to amounts payable pursuant to the Sellers' Indemnity must generally be given within 15 years of the Closing Date. Pioneer is required to reimburse the sellers for amounts paid under the Sellers' Indemnity with amounts recovered under the ZENECA Indemnity or from other third parties. Pioneer and the sellers agreed that they will cooperate in matters relating to the ZENECA Indemnity.

     Remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are based upon management's best estimate of the ultimate cost and are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Ongoing environmental compliance cost, including maintenance and monitoring costs, are charged to operations as incurred. The liabilities are based upon all available facts, existing technology, past experience and cost-sharing arrangements, including the viability of other parties. Charges made against income for recurring environmental matters, included in "cost of sales" on the statements of operations, totaled approximately $2.1 million, $1.9 million and $1.2 million for the years ended December 31, 1997, 1996 and 1995, respectively, and $0.4 million for the Predecessor Company for the period from January 1, 1995 through April 20, 1995. Capital expenditures for environmental-related matters at existing facilities approximated $4.1 million, $4.5 million and $2.2 million for the years ended December 31, 1997, 1996 and 1995 and $0.2 million for the Predecessor Company for the period from January 1, 1995 through April 20, 1995. Future environmental-related capital expenditures will depend upon regulatory requirements, as well as timing related to obtaining necessary permits and approvals.

     Estimates of future environmental restoration and remediation costs are inherently imprecise due to currently unknown factors such as the magnitude of possible contamination, the timing and extent of such restoration and remediation, the extent to which such costs are recoverable from third parties, and the extent to which environmental laws and regulations may change in the future. The Predecessor Company established a reserve at the time of its acquisition of its Henderson, Nevada and St. Gabriel, Louisiana facilities with respect to potential remediation costs relating to matters not covered by the ZENECA Indemnity, consisting primarily of remediation costs that may be incurred by the Company for chlor-alkali-related remediation of the Henderson and St. Gabriel facilities. The recorded accrual included certain amounts related to anticipated closure and post-closure actions that may be required in the event that operation of the present chlor-alkali plants ceases. Such accrual in the amount of $7.0 million is recorded in the Company's consolidated balance sheets at December 31, 1997. However, complete analysis and study has not been completed and therefore additional future charges may be recorded at the time a decision for closure is made.

     In 1994, the Predecessor Company recorded an additional $3.2 million environmental reserve related to pre-closing actions at sites that are the responsibility of the ZENECA Companies. Such accrual is recorded in the Company's consolidated balance sheets at December 31, 1997 and 1996. Other assets include an account receivable of the same amount from the ZENECA Companies. The Company believes it will be reimbursed by the ZENECA Companies for substantially all of such costs that are incurred at the Henderson Plant and other properties within the same industrial complex. Additionally, certain other environmental matters exist which have been assumed directly by the ZENECA Companies. No assurance can be given that actual costs will not exceed accrued amounts or the amounts currently estimated. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Further, there can be no assurance that additional environmental matters will not arise in the future.

19. RELATED PARTY TRANSACTIONS

     The Company has a 15% partnership interest in Saguaro Power Company ("Saguaro"), which owns a cogeneration plant located in Henderson, Nevada. The Company's interest in Saguaro is accounted for using the cost method of accounting. The Company sells certain products and services to and purchases steam from Saguaro at market prices. Transactions with Saguaro are as follows:

                                                                             PREDECESSOR
                                                                               COMPANY
                                                1997      1996      1995        1995
                                               ------    ------    ------    -----------
Sales to Saguaro.............................  $  856    $1,005    $  754       $353
Purchases from Saguaro.......................   1,352     1,840     1,388        616
Partnership distribution from Saguaro
  (included in other income).................   1,033       735       637         --

     Accounts receivable from and accounts payable to Saguaro are at the Company's normal trade terms and are generally not significant to the Company's consolidated balance sheet.

     The Company is a party to an agreement negotiated on an arms-length basis with BII for the delivery of the Company's water to the Henderson production facility. The agreement provides for the delivery of a minimum of eight million gallons of water per day. The agreement expires on December 31, 2014, unless terminated earlier in accordance with the provisions of the agreement. For the years ended December 31, 1997, 1996 and 1995, BII charged expenses to the Company of approximately $0.3 million, $0.2 million, and $0.2 million, respectively. For the period from January 1, 1995 through April 20, 1995 and the year ended December 31, 1994, BII charged expenses to the Predecessor Company of approximately $0.2 million and $0.5 million, respectively.

     As a result of the acquisition of PCI Canada, the Company obtained a one-third interest in Canso Chemicals Limited, a Nova Scotia company ("Canso"). Canso operates a caustic soda storage and transfer facility. The Company's interest in Canso is accounted for using the equity method of accounting. The Company sold product totaling $1.6 million to Canso subsequent to the acquisition in 1997. Amounts due the Company from Canso totaled $0.9 million at December 31, 1997.

     Upon consummation of the Pioneer Acquisition, Interlaken Capital, Inc., an entity controlled by Mr. William R. Berkley, Chairman of the Board of Pioneer, received a fee of approximately $1.6 million from PAAC in connection with financial advisory services with respect to the Pioneer Acquisition and related financings. The firm was also paid a fee of $0.3 million plus reimbursement of reasonable out-of-pocket expenses, for services rendered in connection with the KWT transaction. The firm was paid a fee of approximately $1.3 million, plus reimbursement of reasonable out-of-pocket expenses, for services rendered in connection with the acquisition of the Tacoma Facility. The firm was paid a fee of approximately $2.36 million, plus reimbursement of reasonable out-of-pocket expenses, for services rendered in connection with the PCI Canada Acquisition.

20. EARNINGS PER SHARE

     Computational amounts for earnings per share are as follows:

                                                                               SHARES FOR
                                                                                   EPS
                                                               SHARES FOR       ASSUMING
                                                  INCOME        BASIC EPS       DILUTION
                                                (NUMERATOR)   (DENOMINATOR)   (DENOMINATOR)
                                                -----------   -------------   -------------
                                                   FOR THE YEAR ENDED DECEMBER 31, 1997
                                                -------------------------------------------
Loss before extraordinary item................   $ (5,896)
Extraordinary item, net of tax benefit........    (18,658)
                                                 --------
Net loss......................................   $(24,554)
                                                 ========
Weighted average shares of common stock
  outstanding.................................                    9,958           9,958
                                                                 ======          ======
Per Share Amounts
Loss before extraordinary item................                   $(0.59)         $(0.59)
Extraordinary item, net of tax benefit........                    (1.88)          (1.88)
                                                                 ------          ------
Net loss......................................                   $(2.47)         $(2.47)
                                                                 ======          ======


                                                       FOR THE YEAR ENDED DECEMBER 31, 1996
                                                -------------------------------------------
Net income....................................   $  4,400
                                                 ========
Weighted average shares of common stock
  outstanding.................................                    9,797           9,797
Stock options.................................                       --              45
                                                                 ------          ------
Denominator for EPS...........................                    9,797           9,842
                                                                 ======          ======
Net income per share..........................                   $ 0.45          $ 0.45
                                                                 ======          ======

                                                       FOR THE YEAR ENDED DECEMBER 31, 1995
                                                -------------------------------------------
Net income....................................   $  5,486
                                                 ========
Weighted average shares of common stock
  outstanding.................................                    8,400           8,400
Stock options.................................                       --              72
                                                                 ------          ------
Denominator for EPS...........................                    8,400           8,472
                                                                 ======          ======
Net income per share..........................                   $ 0.65          $ 0.65
                                                                 ======          ======

21. RECENT ACCOUNTING PROUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 130 is not expected to have a material effect on the Company's financial statements when it is adopted during 1998.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS No. 131"). SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. Under the current accounting policies, the Company operates in one business segment. Following the guidance of the new standard, operating segments will generally be defined following the bases used internally for evaluating segment performance and resource allocation decisions. SFAS No. 131 also requires various disclosures about international operations. The statement will have no effect on the Company's results of operations and balance sheets, but management is currently evaluating what, if any, additional disclosures may be required upon adoption during the fourth quarter of 1998.

     In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS No. 132"). SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and standardizes the disclosure requirements for pensions and other postretirement benefits. The statement will have no effect on the Company's results of operations and balance sheets, but management is currently evaluating what, if any, additional disclosures may be required when it is adopted in 1998.

22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                              FIRST      SECOND      THIRD     FOURTH
                                             QUARTER    QUARTER     QUARTER    QUARTER
                                             -------    --------    -------    -------
For Year Ended December 31, 1997
  Revenues.................................  $46,046..  $ 53,987    $72,329    $97,979
  Operating income.........................    1,302       1,797      9,375      8,421
  Income (loss) before taxes and
     extraordinary item....................   (3,243)     (3,371)     2,865     (2,436)
  Extraordinary item.......................       --     (18,658)        --         --
  Net income (loss)........................   (2,454)    (20,718)       718     (2,100)
  Per Share Data -- Basic and Diluted:
     Earnings (loss) before extraordinary
       item................................  $ (0.25)   $  (0.21)   $  0.07    $ (0.21)
     Extraordinary item, net of tax
       benefit.............................       --       (1.87)        --         --
                                             -------    --------    -------    -------
     Net income (loss).....................  $ (0.25)   $  (2.08)   $  0.07    $ (0.21)
                                             =======    ========    =======    =======
For Year Ended December 31, 1996
  Revenues.................................  $48,896    $ 54,217    $55,969    $49,826
  Operating income.........................    7,176       7,347      6,327      7,734
  Income before taxes and extraordinary
     item..................................    2,800       2,599      2,034      2,826
  Net income...............................    1,155       1,092        786      1,367
Per Share Data -- Basic and Diluted:
     Net income............................  $  0.12    $   0.11    $  0.08    $  0.14
                                             =======    ========    =======    =======

     No cash dividends were paid by the Company in 1997, 1996 or 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in Pioneer's definitive proxy statement relating to the 1998 Annual Meeting of Stockholders of Pioneer (the "1998 Proxy Statement") to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in response to Items 401 and 405 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act ("Regulation S-K"), or if the 1998 Proxy Statement is not so filed within 120 days after December 31, 1997, such information will be included in an amendment to this report filed not later than the end of such period. Reference is also made to the information appearing in Item 4.1 of Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 1998 Proxy Statement in response to Item 402 of Regulation S-K, or if the 1998 Proxy Statement is not so filed within 120 days after December 31, 1997, such information will be included in an amendment to this report filed not later than the end of such period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 1998 Proxy Statement in response to Item 403 of Regulation S-K, or if the 1998 Proxy Statement is not so filed within 120 days after December 31, 1997, such information will be included in an amendment to this report filed not later than the end of such period.
\

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 1998 Proxy Statement in response to Item 404 of Regulation S-K, or if the 1998 Proxy Statement is not so filed within 120 days after December 31, 1997, such information will be included in an amendment to this report filed not later than the end of such period.

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

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         2.1*            -- Stock Purchase Agreement, dated as of March 24, 1995, by and among Pioneer, PAAC and the Sellers parties thereto
                            (incorporated by reference to Exhibit 2 to Pioneer's
                            Current Report on Form 8-K filed on May 5, 1995).
         2.2*            -- Asset Purchase Agreement, dated as of May 14, 1997, by
                            and between OCC Tacoma, Inc. and the Company
                            (incorporated by reference to Exhibit 2 to Pioneer's
                            Current Report on Form 8-K filed on July 1, 1997).
         2.3(a)*         -- Asset Purchase Agreement, dated as of September 22, 1997, between PCI Chemicals Canada Inc. ("PCICC"), PCI
                            Carolina, Inc. and the Company and ICI Canada Inc., ICI
                            Americas, Inc. and Imperial Chemical Industries plc
                            (incorporated by reference to Exhibit 2 to Pioneer's
                            Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 1997).
         2.3(b)*         -- First Amendment to Asset Purchase Agreement, dated as of
                            October 31, 1997, between PCICC, PCI Carolina, Inc. and
                            Pioneer and ICI Canada Inc., ICI Americas, Inc. and
                            Imperial Chemical Industries plc (incorporated by
                            reference to Exhibit 2 to Pioneer's Current Report on
                            Form 8-K filed on November 17, 1997).
         3.1(a)*         -- Third Restated Certificate of Incorporation of Pioneer
                            filed with Secretary of State of Delaware on May 21, 1993
                            (incorporated by reference to Exhibit 3.1 to Pioneer's
                            Annual Report on Form 10-K for the year ended December
                            31, 1993).
         3.1(b)*         -- Amendment to Third Restated Certificate of Incorporation
                            of Pioneer filed with Secretary of State of Delaware on
                            April 20, 1995 (incorporated by reference to Exhibit
                            3.1(b) to Pioneer's Annual Report on Form 10-K for the
                            year ended December 31, 1995).
         3.1(c)*         -- Amendment to Third Restated Certificate of Incorporation
                            of Pioneer filed with Secretary of State of Delaware on
                            April 27, 1995 (incorporated by reference to Exhibit
                            3.1(c) to Pioneer's Annual Report on Form 10-K for the
                            year ended December 31, 1995).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         3.2*            -- By-laws of Pioneer (incorporated by reference to Exhibit
                            3.2 to Pioneer's Annual Report on Form 10-K for the year
                            ended December 31, 1988).
         4.1*            -- Certificate of Designations of Series A Preferred Stock
                            of the Company (incorporated by reference to Exhibit 4 to
                            Pioneer's Current Report on Form 8-K filed on July 1,
                            1997).
         4.2*            -- Indenture, dated as of June 17, 1997, by and among PAAC, the Subsidiary Guarantors defined therein and United
                            States Trust Company of New York, as Trustee, relating to
                            $200,000,000 principal amount of 9 1/4% Series A Senior
                            Notes due 2007, including form of Note and Guarantees
                            (incorporated by reference to Exhibit 2 to the Company's
                            Current Report on Form 8-K filed on July 1, 1997).
         4.3(a)*         -- Deed of Trust, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PCAC
                            (Tacoma, Washington) (incorporated by reference to
                            Exhibit 4.2(a) to PAAC's Registration Statement on Form
                            S-4, as amended (file no. 333-30683)).
         4.3(b)*         -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PCAC
                            (St. Gabriel, Louisiana) (incorporated by reference to
                            Exhibit 4.2(b) to PAAC's Registration Statement on Form
                            S-4, as amended (file no. 333-30683)).
         4.3(c)*         -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PCAC
                            (Henderson, Nevada) (incorporated by reference to Exhibit
                            4.2(c) to PAAC's Registration Statement on Form S-4, as
                            amended (file no. 333-30683)).
         4.4(a)*         -- Term Loan Agreement, dated as of June 17, 1997, among
                            PAAC, various financial institutions as Lenders, DLJ
                            Capital Funding, inc., as the Syndication Agent, Salomon
                            Brothers Holding Company Inc, as the Documentation Agent
                            and Bank of America Illinois, as the Administrative Agent
                            (the "PAAC Term Loan Agreement") (incorporated by
                            reference to Exhibit 4.3(a) to PAAC's Registration
                            Statement on Form S-4, as amended (file no. 333-30683)).
         4.4(b)*         -- Subsidiary Guaranty, dated June 17, 1997, executed by
                            each of the Subsidiaries party thereto, as guarantor,
                            respectively, in favor of the Lenders, guaranteeing the
                            obligations of one another under the PAAC Term Loan
                            Agreement (incorporated by reference to Exhibit 4.3(b) to
                            PAAC's Registration Statement on Form S-4, as amended
                            (file no. 333-30683)).
         4.5*            -- Security Agreement, dated as of June 17, 1997, among PCAC and United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.4 to PAAC's Registration Statement on Form S-4, as
                            amended (file no. 333-30683)).
         4.6*            -- Stock Pledge Agreement, dated as of June 17, 1997, among
                            Pioneer Americas and United States Trust Company of New
                            York, as Collateral Agent (incorporated by reference to
                            Exhibit 4.5 to PAAC's Registration Statement on Form S-4,
                            as amended (file no. 333-30683)).
         4.7(a)*         -- Loan and Security Agreement, dated as of June 17, 1997, by and among PAAC, Bank of America Illinois, as Agent and
                            Lender and the other Lenders party thereto (the
                            "Revolving Loan Agreement") (incorporated by reference to
                            Exhibit 4.6(a) to PAAC's Registration Statement on Form
                            S-4, as amended (file no. 333-30683)).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         4.7(b)*         -- Master Corporate Guaranty, dated June 17, 1997, executed by each of the Subsidiaries party thereto, as guarantor,
                            respectively, in favor of Bank of Americas Illinois, as
                            Agent, for the ratable benefit of the Lenders,
                            guaranteeing the obligations of one another under the
                            Revolving Loan Agreement (incorporated by reference to
                            Exhibit 4.6(b) to PAAC's Registration Statement on Form
                            S-4, as amended (file no. 333-30683)).
         4.7(c)*         -- Master Security Agreement, dated June 17, 1997, executed by each of the Subsidiaries party thereto, as guarantor,
                            respectively, in favor of Bank of Americas Illinois, as
                            Agent, for the ratable benefit of the Lenders
                            (incorporated by reference to Exhibit 4.6(c) to PAAC's
                            Registration Statement on Form S-4, as amended (file no.
                            333-30683)).
         4.8*            -- Intercreditor and Collateral Agency Agreement, dated as of June 17, 1977 by and among United States Trust Company
                            of New York, as Trustee and Collateral Agent, Bank of
                            America Illinois, as Agent, PAAC, Pioneer Americas and
                            PCAC (incorporated by reference to Exhibit 4.7 to PAAC's
                            Registration Statement on Form S-4, as amended (file no.
                            333-30683)).
         4.9*            -- Indenture, dated as of October 30, 1997, by and among
                            PCICC, the Guarantors defined therein and United States
                            Trust Company of New York, as Trustee, relating to
                            $175,000,000 principal amount of 9 1/4% Series A Senior
                            Notes due 2007, including form of Note and Guarantees
                            (incorporated by reference to Exhibit 4.1 to PCICC's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221)).
         4.10*           -- Deed of Hypothec, dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.2 to PCICC's Registration Statement on Form S-4, as
                            amended (file no. 333-41221)).
         4.11*           -- Affiliate Security Agreement, dated as of October 30,
                            1997, among PCICC, PCI Licensing, Inc. and United States
                            Trust Company of New York, as Collateral Agent
                            (incorporated by reference to Exhibit 4.3 to PCICC's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221)).
         4.12*           -- Borrower (Canadian) Security Agreement, dated as of
                            October 30, 1997, between PCICC and United States Trust
                            Company of New York, as Collateral Agent (incorporated by
                            reference to Exhibit 4.4 to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
         4.13(a)*        -- Demand Debenture (Ontario), dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New
                            York, as Collateral Agent (incorporated by reference to
                            Exhibit 4.5(a) to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221)).
         4.13(b)*        -- Demand Debenture (Quebec), dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New
                            York, as Collateral Agent (incorporated by reference to
                            Exhibit 4.5(b) to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221)).
         4.13(c)*        -- Demand Debenture (New Brunswick), dated as of October 30,
                            1997, by PCICC in favor of United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.5(c) to PCICC's Registration Statement on
                            Form S-4, as amended (file no. 333-41221)).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         4.14(a)*        -- Demand Pledge Agreement (Ontario), dated as of October
                            30, 1997, by PCICC in favor of United States Trust
                            Company of New York, as Collateral Agent (incorporated by
                            reference to Exhibit 4.6(a) to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
         4.14(b)*        -- Demand Pledge Agreement (Quebec), dated as of October 30,
                            1997, by PCICC in favor of United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.6(b) to PCICC's Registration Statement on
                            Form S-4, as amended (file no. 333-41221)).
         4.14(c)*        -- Demand Pledge Agreement (New Brunswick), dated as of
                            October 30, 1997, by PCICC in favor of United States
                            Trust Company of New York, as Collateral Agent
                            (incorporated by reference to Exhibit 4.6(c) to PCICC's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221)).
         4.15*           -- Subsidiary Security Agreement, dated as of October 30,
                            1997, by PCICC in favor of United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.7 to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221)).
         4.16(a)*        -- Term Loan Agreement, dated as of October 30, 1997, among
                            Pioneer Americas, PAAC, various financial institutions,
                            as Lenders, DLJ Capital Funding, Inc., as the Syndication
                            Agent, Salomon Brothers Holding Company, Inc, as the
                            Documentation Agent, Bank of America National Trust and
                            Savings Association, as the Administrative Agent and
                            United States Trust Company of New York, as Collateral
                            Agent (incorporated by reference to Exhibit 4.8(a) to
                            PCICC's Registration Statement on Form S-4, as amended
                            (file no. 333-41221)).
         4.16(b)*        -- Affiliate Guaranty, dated as of October 30, 1997, by and among PCICC, the Guarantors identified therein and the
                            Initial Purchasers identified therein (incorporated by
                            reference to Exhibit 4.8(b) to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
         4.17*           -- Consent and Amendment No. 1, dated November 5, 1997, to
                            Loan and Security Agreement, dated June 17, 1997, among
                            PAAC, Bank of America National Trust and Savings
                            Association, as Agent and Lender and the other Lenders
                            party thereto (incorporated by reference to Exhibit 4.9
                            to PCICC's Registration Statement on Form S-4, as amended
                            (file no. 333-41221)).
         4.18*           -- Intercreditor and Collateral Agency Agreement, dated as of October 30, 1997, by and among United States Trust
                            Company of New York, as Trustee and Collateral Agent,
                            Bank of America National Trust and Savings Association,
                            as Agent, PCICC, PAAC and Pioneer Americas (incorporated
                            by reference to Exhibit 4.10 to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
        10.1*            -- Contingent Payment Agreement, dated as of April 20, 1995, by and among Pioneer, PAAC and the Sellers party thereto
                            (incorporated by reference to Exhibit 10.2 to Pioneer's
                            Current Report on Form 8-K filed on May 5, 1995).
        10.2*            -- Tax Sharing Agreement, dated as of April 20, 1995, by and among Pioneer, PAAC and the Subsidiary Guarantors
                            (incorporated by reference to Exhibit 10.3 to PAAC's
                            Registration Statement on Form S-4, as amended (file no.
                            33-98828)).
        10.4*+           -- Pioneer Companies, Inc. 1995 Stock Incentive Plan
                            (incorporated by reference to Exhibit 10.4 to PAAC's
                            Registration Statement on Form S-4, as amended (file no.
                            33-98828)).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        10.5*+           -- Pioneer Chlor Alkali Company, Inc. Supplemental
                            Retirement Plan (incorporated by reference to Exhibit
                            10.5 to Pioneer's Annual Report on Form 10-K for the year
                            ended December 31, 1995).
        10.6*+           -- Employment Agreement, dated April 20, 1995, between the
                            Pioneer and Richard C. Kellogg, Jr. (incorporated by
                            reference to Exhibit 10.1 to Pioneer's Quarterly Report
                            on Form 10-Q for the quarter ended June 30, 1995).
        10.8*+           -- Employment Agreement, dated April 20, 1995, between
                            Pioneer Americas and James E. Glattly (incorporated by
                            reference to Exhibit 10.8 to Pioneer's Annual Report on
                            Form 10-K for the year ended December 31, 1995).
        10.9*+           -- Employment Agreement, dated April 20, 1995, between
                            Pioneer Americas and Verrill M. Norwood, Jr.
                            (incorporated by reference to Exhibit 10.9 to Pioneer's
                            Annual Report on Form 10-K for the year ended December
                            31, 1995).
        10.9*+           -- Executive Employment Agreement, dated January 4, 1997,
                            between Pioneer and Michael J. Ferris (incorporated by
                            reference to Exhibit 10.10 to Pioneer's Annual Report on
                            Form 10-K for the year ended December 31, 1996).
        10.11*+          -- Non-Qualified Stock Option Agreement, dated January 4,
                            1997, between Pioneer and Michael J. Ferris (incorporated
                            by reference to Exhibit 10.15 to Pioneer's Annual Report
                            on Form 10-K for the year ended December 31, 1996).
        10.12*+          -- Non-Qualified Stock Option Agreement, dated May 15, 1997, between Pioneer and Andrew M. Bursky (incorporated by
                            reference to Exhibit 10.11 to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
        21               -- Subsidiaries of Pioneer.
        27               -- Financial Data Schedule.

     (B) REPORTS ON FORM 8-K.

     On November 17, 1997, Pioneer filed a report on Form 8-K, reporting under
Item 2, "Acquisition or Disposition of Assets," the completion of the acquisition of the forest products business of ICI Canada and ICI Americas by PCI Canada on November 5, 1997, but with effect as of October 31, 1997. Included with the filing with respect to the acquired business were audited financial statements for the years ended December 31, 1996, 1995 and 1994 and unaudited financial statements for the nine months ended September 30, 1997 and 1996. Included with respect to the Company were a pro forma balance sheet as of September 30, 1997 and pro forma statements of operations for the nine months ended September 30, 1997 and 1996 and the year ended December 31, 1996.

     (C) FINANCIAL STATEMENT SCHEDULE.

     Filed herewith as a financial statement schedule is Schedule II with respect to Valuation and Qualifying Accounts for each of Pioneer and Pioneer Americas. All other schedules have been omitted because they are not applicable, not required or the required information is included in the financial statements or notes thereto.

                                                                     SCHEDULE II

                            PIONEER COMPANIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                   BALANCE AT    CHARGED TO                                   BALANCE AT
                                   BEGINNING     COSTS AND                                      END OF
           DESCRIPTION             OF PERIOD      EXPENSE      ADDITIONS      DEDUCTIONS        PERIOD
           -----------             ----------    ----------    ---------      ----------      ----------
Year Ended December 31, 1997:
  Allowance for doubtful
     accounts....................    $1,311        $1,887       $  604(B)       $(200)(A)       $3,602
Year Ended December 31, 1996:
  Allowance for doubtful
     accounts....................     1,424            --           --           (113)(A)        1,311
Year Ended December 31, 1995:
  Allowance for doubtful
     accounts....................        --           138        1,416(C)        (130)(A)        1,424

---------------

(A)  Uncollectible accounts written off, net of recoveries.

(B) Allowance balance established in 1997 in connection with the acquisition of PCI Canada.

(C) Allowance balance established in 1995 in connection with the acquisition of Pioneer Americas, Inc.

                                  SCHEDULE II
                             PIONEER AMERICAS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                          BALANCE AT   CHARGED TO                             BALANCE AT
                                          BEGINNING    COSTS AND                                END OF
              DESCRIPTION                 OF PERIOD     EXPENSE     ADDITIONS   DEDUCTIONS      PERIOD
              -----------                 ----------   ----------   ---------   ----------    ----------
Period from January 1, 1995 through
  April 20, 1995:
  Allowance for doubtful accounts.......    $2,038        $47        $   --       $(169)(A)     $1,916

---------------

(A)  Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            By      /s/  MICHAEL J. FERRIS
                                             -----------------------------------
                                                      Michael J. Ferris
                                                        President and
                                                   Chief Executive Officer

March 12, 1998

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

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

                /s/ MICHAEL J. FERRIS                  President and Chief             March 12, 1998
-----------------------------------------------------    Executive Officer and
                 (Michael J. Ferris)                     Director

                /s/  PHILIP J. ABLOVE                  Vice President and Chief        March 12, 1998
-----------------------------------------------------    Financial Officer and
                 (Philip J. Ablove)                      Director (Principal
                                                         Financial Officer)

                 /s/  JOHN R. BEAVER                   Controller (Principal           March 12, 1998
-----------------------------------------------------    Accounting Officer)
                  (John R. Beaver)

               /s/  WILLIAM R. BERKLEY                 Chairman of the Board           March 12, 1998
-----------------------------------------------------
                (William R. Berkley)

                /s/  ANDREW M. BURSKY                  Director                        March 12, 1998
-----------------------------------------------------
                 (Andrew M. Bursky)

               /s/  DONALD J. DONAHUE                  Director                        March 12, 1998
-----------------------------------------------------
                 (Donald J. Donahue)

            /s/  RICHARD C. KELLOGG, JR.               Director                        March 12, 1998
-----------------------------------------------------
              (Richard C. Kellogg, Jr.)

                /s/  JACK H. NUSBAUM                   Director                        March 12, 1998
-----------------------------------------------------
                  (Jack H. Nusbaum)

              /s/  THOMAS H. SCHNITZIUS                Director                        March 12, 1998
-----------------------------------------------------
               (Thomas H. Schnitzius)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         2.1*            -- Stock Purchase Agreement, dated as of March 24, 1995, by and among Pioneer, PAAC and the Sellers parties thereto
                            (incorporated by reference to Exhibit 2 to Pioneer's
                            Current Report on Form 8-K filed on May 5, 1995).
         2.2*            -- Asset Purchase Agreement, dated as of May 14, 1997, by
                            and between OCC Tacoma, Inc. and the Company
                            (incorporated by reference to Exhibit 2 to Pioneer's
                            Current Report on Form 8-K filed on July 1, 1997).
         2.3(a)*         -- Asset Purchase Agreement, dated as of September 22, 1997, between PCI Chemicals Canada Inc. ("PCICC"), PCI
                            Carolina, Inc. and the Company and ICI Canada Inc., ICI
                            Americas, Inc. and Imperial Chemical Industries plc
                            (incorporated by reference to Exhibit 2 to Pioneer's
                            Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 1997).
         2.3(b)*         -- First Amendment to Asset Purchase Agreement, dated as of
                            October 31, 1997, between PCICC, PCI Carolina, Inc. and
                            Pioneer and ICI Canada Inc., ICI Americas, Inc. and
                            Imperial Chemical Industries plc (incorporated by
                            reference to Exhibit 2 to Pioneer's Current Report on
                            Form 8-K filed on November 17, 1997).
         3.1(a)*         -- Third Restated Certificate of Incorporation of Pioneer
                            filed with Secretary of State of Delaware on May 21, 1993
                            (incorporated by reference to Exhibit 3.1 to Pioneer's
                            Annual Report on Form 10-K for the year ended December
                            31, 1993).
         3.1(b)*         -- Amendment to Third Restated Certificate of Incorporation
                            of Pioneer filed with Secretary of State of Delaware on
                            April 20, 1995 (incorporated by reference to Exhibit
                            3.1(b) to Pioneer's Annual Report on Form 10-K for the
                            year ended December 31, 1995).
         3.1(c)*         -- Amendment to Third Restated Certificate of Incorporation
                            of Pioneer filed with Secretary of State of Delaware on
                            April 27, 1995 (incorporated by reference to Exhibit
                            3.1(c) to Pioneer's Annual Report on Form 10-K for the
                            year ended December 31, 1995).
         3.2*            -- By-laws of Pioneer (incorporated by reference to Exhibit
                            3.2 to Pioneer's Annual Report on Form 10-K for the year
                            ended December 31, 1988).
         4.1*            -- Certificate of Designations of Series A Preferred Stock
                            of the Company (incorporated by reference to Exhibit 4 to
                            Pioneer's Current Report on Form 8-K filed on July 1,
                            1997).
         4.2*            -- Indenture, dated as of June 17, 1997, by and among PAAC, the Subsidiary Guarantors defined therein and United
                            States Trust Company of New York, as Trustee, relating to
                            $200,000,000 principal amount of 9 1/4% Series A Senior
                            Notes due 2007, including form of Note and Guarantees
                            (incorporated by reference to Exhibit 2 to the Company's
                            Current Report on Form 8-K filed on July 1, 1997).
         4.3(a)*         -- Deed of Trust, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PCAC
                            (Tacoma, Washington) (incorporated by reference to
                            Exhibit 4.2(a) to PAAC's Registration Statement on Form
                            S-4, as amended (file no. 333-30683)).
         4.3(b)*         -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PCAC
                            (St. Gabriel, Louisiana) (incorporated by reference to
                            Exhibit 4.2(b) to PAAC's Registration Statement on Form
                            S-4, as amended (file no. 333-30683)).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         4.3(c)*         -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PCAC
                            (Henderson, Nevada) (incorporated by reference to Exhibit
                            4.2(c) to PAAC's Registration Statement on Form S-4, as
                            amended (file no. 333-30683)).
         4.4(a)*         -- Term Loan Agreement, dated as of June 17, 1997, among
                            PAAC, various financial institutions as Lenders, DLJ
                            Capital Funding, inc., as the Syndication Agent, Salomon
                            Brothers Holding Company Inc, as the Documentation Agent
                            and Bank of America Illinois, as the Administrative Agent
                            (the "PAAC Term Loan Agreement") (incorporated by
                            reference to Exhibit 4.3(a) to PAAC's Registration
                            Statement on Form S-4, as amended (file no. 333-30683)).
         4.4(b)*         -- Subsidiary Guaranty, dated June 17, 1997, executed by
                            each of the Subsidiaries party thereto, as guarantor,
                            respectively, in favor of the Lenders, guaranteeing the
                            obligations of one another under the PAAC Term Loan
                            Agreement (incorporated by reference to Exhibit 4.3(b) to
                            PAAC's Registration Statement on Form S-4, as amended
                            (file no. 333-30683)).
         4.5*            -- Security Agreement, dated as of June 17, 1997, among PCAC and United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.4 to PAAC's Registration Statement on Form S-4, as
                            amended (file no. 333-30683)).
         4.6*            -- Stock Pledge Agreement, dated as of June 17, 1997, among
                            Pioneer Americas and United States Trust Company of New
                            York, as Collateral Agent (incorporated by reference to
                            Exhibit 4.5 to PAAC's Registration Statement on Form S-4,
                            as amended (file no. 333-30683)).
         4.7(a)*         -- Loan and Security Agreement, dated as of June 17, 1997, by and among PAAC, Bank of America Illinois, as Agent and
                            Lender and the other Lenders party thereto (the
                            "Revolving Loan Agreement") (incorporated by reference to
                            Exhibit 4.6(a) to PAAC's Registration Statement on Form
                            S-4, as amended (file no. 333-30683)).
         4.7(b)*         -- Master Corporate Guaranty, dated June 17, 1997, executed by each of the Subsidiaries party thereto, as guarantor,
                            respectively, in favor of Bank of Americas Illinois, as
                            Agent, for the ratable benefit of the Lenders,
                            guaranteeing the obligations of one another under the
                            Revolving Loan Agreement (incorporated by reference to
                            Exhibit 4.6(b) to PAAC's Registration Statement on Form
                            S-4, as amended (file no. 333-30683)).
         4.7(c)*         -- Master Security Agreement, dated June 17, 1997, executed by each of the Subsidiaries party thereto, as guarantor,
                            respectively, in favor of Bank of Americas Illinois, as
                            Agent, for the ratable benefit of the Lenders
                            (incorporated by reference to Exhibit 4.6(c) to PAAC's
                            Registration Statement on Form S-4, as amended (file no.
                            333-30683)).
         4.8*            -- Intercreditor and Collateral Agency Agreement, dated as of June 17, 1977 by and among United States Trust Company
                            of New York, as Trustee and Collateral Agent, Bank of
                            America Illinois, as Agent, PAAC, Pioneer Americas and
                            PCAC (incorporated by reference to Exhibit 4.7 to PAAC's
                            Registration Statement on Form S-4, as amended (file no.
                            333-30683)).
         4.9*            -- Indenture, dated as of October 30, 1997, by and among
                            PCICC, the Guarantors defined therein and United States
                            Trust Company of New York, as Trustee, relating to
                            $175,000,000 principal amount of 9 1/4% Series A Senior
                            Notes due 2007, including form of Note and Guarantees
                            (incorporated by reference to Exhibit 4.1 to PCICC's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221)).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         4.10*           -- Deed of Hypothec, dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.2 to PCICC's Registration Statement on Form S-4, as
                            amended (file no. 333-41221)).
         4.11*           -- Affiliate Security Agreement, dated as of October 30,
                            1997, among PCICC, PCI Licensing, Inc. and United States
                            Trust Company of New York, as Collateral Agent
                            (incorporated by reference to Exhibit 4.3 to PCICC's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221)).
         4.12*           -- Borrower (Canadian) Security Agreement, dated as of
                            October 30, 1997, between PCICC and United States Trust
                            Company of New York, as Collateral Agent (incorporated by
                            reference to Exhibit 4.4 to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
         4.13(a)*        -- Demand Debenture (Ontario), dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New
                            York, as Collateral Agent (incorporated by reference to
                            Exhibit 4.5(a) to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221)).
         4.13(b)*        -- Demand Debenture (Quebec), dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New
                            York, as Collateral Agent (incorporated by reference to
                            Exhibit 4.5(b) to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221)).
         4.13(c)*        -- Demand Debenture (New Brunswick), dated as of October 30,
                            1997, by PCICC in favor of United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.5(c) to PCICC's Registration Statement on
                            Form S-4, as amended (file no. 333-41221)).
         4.14(a)*        -- Demand Pledge Agreement (Ontario), dated as of October
                            30, 1997, by PCICC in favor of United States Trust
                            Company of New York, as Collateral Agent (incorporated by
                            reference to Exhibit 4.6(a) to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
         4.14(b)*        -- Demand Pledge Agreement (Quebec), dated as of October 30,
                            1997, by PCICC in favor of United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.6(b) to PCICC's Registration Statement on
                            Form S-4, as amended (file no. 333-41221)).
         4.14(c)*        -- Demand Pledge Agreement (New Brunswick), dated as of
                            October 30, 1997, by PCICC in favor of United States
                            Trust Company of New York, as Collateral Agent
                            (incorporated by reference to Exhibit 4.6(c) to PCICC's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221)).
         4.15*           -- Subsidiary Security Agreement, dated as of October 30,
                            1997, by PCICC in favor of United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.7 to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221)).
         4.16(a)*        -- Term Loan Agreement, dated as of October 30, 1997, among
                            Pioneer Americas, PAAC, various financial institutions,
                            as Lenders, DLJ Capital Funding, Inc., as the Syndication
                            Agent, Salomon Brothers Holding Company, Inc, as the
                            Documentation Agent, Bank of America National Trust and
                            Savings Association, as the Administrative Agent and
                            United States Trust Company of New York, as Collateral
                            Agent (incorporated by reference to Exhibit 4.8(a) to
                            PCICC's Registration Statement on Form S-4, as amended
                            (file no. 333-41221)).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         4.16(b)*        -- Affiliate Guaranty, dated as of October 30, 1997, by and among PCICC, the Guarantors identified therein and the
                            Initial Purchasers identified therein (incorporated by
                            reference to Exhibit 4.8(b) to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
         4.17*           -- Consent and Amendment No. 1, dated November 5, 1997, to
                            Loan and Security Agreement, dated June 17, 1997, among
                            PAAC, Bank of America National Trust and Savings
                            Association, as Agent and Lender and the other Lenders
                            party thereto (incorporated by reference to Exhibit 4.9
                            to PCICC's Registration Statement on Form S-4, as amended
                            (file no. 333-41221)).
         4.18*           -- Intercreditor and Collateral Agency Agreement, dated as of October 30, 1997, by and among United States Trust
                            Company of New York, as Trustee and Collateral Agent,
                            Bank of America National Trust and Savings Association,
                            as Agent, PCICC, PAAC and Pioneer Americas (incorporated
                            by reference to Exhibit 4.10 to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
        10.1*            -- Contingent Payment Agreement, dated as of April 20, 1995, by and among Pioneer, PAAC and the Sellers party thereto
                            (incorporated by reference to Exhibit 10.2 to Pioneer's
                            Current Report on Form 8-K filed on May 5, 1995).
        10.2*            -- Tax Sharing Agreement, dated as of April 20, 1995, by and among Pioneer, PAAC and the Subsidiary Guarantors
                            (incorporated by reference to Exhibit 10.3 to PAAC's
                            Registration Statement on Form S-4, as amended (file no.
                            33-98828)).
        10.4*+           -- Pioneer Companies, Inc. 1995 Stock Incentive Plan
                            (incorporated by reference to Exhibit 10.4 to PAAC's
                            Registration Statement on Form S-4, as amended (file no.
                            33-98828)).
        10.5*+           -- Pioneer Chlor Alkali Company, Inc. Supplemental
                            Retirement Plan (incorporated by reference to Exhibit
                            10.5 to Pioneer's Annual Report on Form 10-K for the year
                            ended December 31, 1995).
        10.6*+           -- Employment Agreement, dated April 20, 1995, between the
                            Pioneer and Richard C. Kellogg, Jr. (incorporated by
                            reference to Exhibit 10.1 to Pioneer's Quarterly Report
                            on Form 10-Q for the quarter ended June 30, 1995).
        10.8*+           -- Employment Agreement, dated April 20, 1995, between
                            Pioneer Americas and James E. Glattly (incorporated by
                            reference to Exhibit 10.8 to Pioneer's Annual Report on
                            Form 10-K for the year ended December 31, 1995).
        10.9*+           -- Employment Agreement, dated April 20, 1995, between
                            Pioneer Americas and Verrill M. Norwood, Jr.
                            (incorporated by reference to Exhibit 10.9 to Pioneer's
                            Annual Report on Form 10-K for the year ended December
                            31, 1995).
        10.9*+           -- Executive Employment Agreement, dated January 4, 1997,
                            between Pioneer and Michael J. Ferris (incorporated by
                            reference to Exhibit 10.10 to Pioneer's Annual Report on
                            Form 10-K for the year ended December 31, 1996).
        10.11*+          -- Non-Qualified Stock Option Agreement, dated January 4,
                            1997, between Pioneer and Michael J. Ferris (incorporated
                            by reference to Exhibit 10.15 to Pioneer's Annual Report
                            on Form 10-K for the year ended December 31, 1996).
        10.12*+          -- Non-Qualified Stock Option Agreement, dated May 15, 1997, between Pioneer and Andrew M. Bursky (incorporated by
                            reference to Exhibit 10.11 to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
        21               -- Subsidiaries of Pioneer.
        27               -- Financial Data Schedule.