Form 10-Q
period 1998-03-31
PIONEER COMPANIES INC
filed 1998-04-27
CIK 830141

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________

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

4300 NATIONSBANK CENTER, 700 LOUISIANA STREET
                HOUSTON, TEXAS                                   77002
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


                                 (713) 570-3200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  [X]  No [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     On April 17, 1998, there were outstanding 9,170,606 shares of the Company's Class A Common Stock and 750,136 shares of Class B Common Stock.


                                TABLE OF CONTENTS

                          PART I--FINANCIAL INFORMATION

                                                                                                             Page
Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets--March 31, 1998 and December 31, 1997                                  3

             Consolidated Statements of Operations--Three Months Ended March 31, 1998 and 1997                  4

             Consolidated Statements of Cash Flows--Three Months Ended March 31, 1998 and 1997                  5

             Notes to Consolidated Financial Statements                                                         6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations              8

                           PART II--OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                                                  10







      Certain statements in this Form 10-Q regarding future expectations of the Company's business and the Company's results of operations may be regarded as "forward looking statements" within the meaning of the Securities Litigation Reform Act. Such statements are subject to various risks, including the Company's high financial leverage, the cyclical nature of the markets for many of the Company's products and raw materials and other risks. Actual outcomes may vary materially.

                         PART I -- FINANCIAL INFORMATION

                             PIONEER COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                        MARCH 31,          DECEMBER 31,
                                                                                          1998                1997
                                                                                    ------------------ -------------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                             $  59,861           $  51,887
   Accounts receivable, less allowance for doubtful accounts of $3,417 at
     March 31, 1998 and $3,602 at December 31, 1997                                         58,516              68,942
   Inventories                                                                              28,869              25,379
   Prepaid expenses                                                                          1,205               1,831
                                                                                         ---------           ---------
Total current assets                                                                       148,451             148,039
Property, plant and equipment:
   Land                                                                                     10,726              10,726
   Buildings and improvements                                                               59,891              59,625
   Machinery and equipment                                                                 278,461             274,267
   Construction in progress                                                                 32,464              32,309
                                                                                         ---------           ---------
                                                                                           381,542             376,927
   Less accumulated depreciation                                                           (45,345)            (36,503)
                                                                                         ---------           ---------
                                                                                           336,197             340,424
Other assets, net of accumulated amortization of $4,520 at March 31, 1998
   and $4,649 at December 31, 1997                                                          57,816              59,302
Excess cost over fair value of net assets acquired, net of accumulated
   amortization of $16,358 at March 31, 1998 and $14,095 at December 31, 1997              204,093             205,907
                                                                                         ---------           ---------
Total assets                                                                             $ 746,557           $ 753,672
                                                                                         =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                      $  32,752           $  47,784
   Accrued liabilities                                                                      39,744              36,372
   Current portion of long-term debt                                                         2,598               2,598
                                                                                         ---------           ---------
Total current liabilities                                                                   75,094              86,754
Long-term debt, less current portion                                                       586,212             586,866
Accrued pension and other employee benefits                                                 21,576              21,068
Other long-term liabilities                                                                 19,177              17,263
Commitments and contingencies
Redeemable preferred stock: $.01 par value, authorized 10,000 shares,
   55 issued and outstanding                                                                 5,500               5,500
Stockholders' equity:
   Common stock:
     Class A, $.01 par value,  authorized 46,000 shares, issued and
        outstanding 9,236 at March 31, 1998 and 9,227 at December 31, 1997                      92                  92
     Class B, $.01 par value, authorized 4,000 shares, issued and outstanding
        750 at March 31, 1998 and 750 at December 31, 1997, convertible
        share-for-share into Class A shares                                                      8                   8
   Additional paid-in capital                                                               54,714              54,713
   Retained deficit                                                                        (15,816)            (18,592)
                                                                                         ---------           ---------
Total stockholders' equity                                                                  38,998              36,221
                                                                                         ---------           ---------
Total liabilities and stockholders' equity                                               $ 746,557           $ 753,672
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


                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                    -------------------------------
                                                                                         1998              1997
                                                                                    --------------   --------------

Revenues                                                                                $ 101,325        $  46,046
Cost of sales                                                                              71,974           36,339
                                                                                        ---------        ---------
Gross profit                                                                               29,351            9,707
Selling, general and administrative expenses                                               14,086            8,405
                                                                                        ---------        ---------
Operating income                                                                           15,265            1,302
Interest expense, net                                                                     (12,914)          (4,774)
Other income, net                                                                           3,088              229
                                                                                        ---------        ---------
Income (loss) before taxes                                                                  5,439           (3,243)
Income tax provision (benefit)                                                              2,663             (789)
                                                                                        ---------        ---------
Net income (loss)                                                                       $   2,776        $  (2,454)
                                                                                        =========        =========

Net income (loss) per common share:
   Basic                                                                                $    0.28        $    (0.25)
                                                                                        =========        ==========
   Diluted                                                                              $    0.25        $    (0.25)
                                                                                        =========        ==========

Weighted average number of common shares outstanding:
   Basic                                                                                    9,984             9,902
   Diluted                                                                                 11,096             9,902



                See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                           ----------------------------
                                                                                              1998              1997
                                                                                           ----------       -----------
Operating activities:
   Net income (loss)                                                                       $    2,776       $   (2,454)
   Adjustments to reconcile net income (loss) to net cash
     from operating activities:
        Depreciation and amortization                                                          12,123            4,904
        Net change in deferred taxes                                                            2,923             (438)
        Foreign exchange loss                                                                    (186)              --
        Net effect of changes in operating assets and liabilities                              (4,631)            (181)
                                                                                           ----------       ----------
Net cash flows from operating activities                                                       13,005            1,831
                                                                                           ----------       ----------


Investing activities:
   Capital expenditures                                                                        (4,581)          (2,363)
                                                                                           ----------       ----------
Net cash flows from investing activities                                                       (4,581)          (2,363)
                                                                                           ----------       ----------

Financing activities:
   Payments on long-term debt                                                                    (654)             (32)
   Issuance of Class A common stock                                                                --              874
                                                                                           ----------       ----------
Net cash flows from financing activities                                                         (654)             842
                                                                                           ----------       ----------

Effect of exchange rate changes on cash                                                           204                --
                                                                                           ----------       -----------
Net increase in cash                                                                            7,974              310

Cash at beginning of period                                                                    51,887           15,754
                                                                                           ----------       ----------
Cash at end of period                                                                      $   59,861       $   16,064
                                                                                           ==========       ==========



                See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated balance sheet at March 31, 1998 and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first three months of 1998 are not necessarily indicative of results to be expected for the year ending December 31, 1998. The consolidated financial statements include the accounts of Pioneer Companies, Inc. ("PCI") and its subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated.

     The consolidated balance sheet at December 31, 1997 is derived from the December 31, 1997 audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles, since certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1997.

     Income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. 1997 per share information has been computed after giving retroactive effect to a 7% stock dividend on Class A and Class B Common Stock of record in December 1997.

2.  SUPPLEMENTAL CASH FLOW INFORMATION

         Net effects of changes in operating assets and liabilities are as follows:

                                                                                                THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                         ------------------------------
                                                                                              1998             1997
                                                                                         -------------     ------------
     Accounts receivable                                                                   $    10,524     $        930
     Inventories                                                                                (3,442)          (2,147)
     Prepaid expenses                                                                              623              516
     Other assets                                                                                 (963)              61
     Accounts payable                                                                          (15,130)            (516)
     Accrued liabilities                                                                         3,297            1,072
     Other long-term liabilities                                                                   460              (97)
                                                                                           -----------     ------------
          Net change in operating assets and liabilities                                   $    (4,631)    $       (181)
                                                                                           ===========     ============

        Following are supplemental disclosures of cash flow information:

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                           ----------------------------
                                                                                              1998               1997
                                                                                           ----------         ---------
     Cash payments for:
        Interest                                                                           $     4,691     $        835
        Income taxes                                                                                --              138


3.  INVENTORIES

Inventories consist of the following:

                                                                               MARCH 31,               DECEMBER 31,
                                                                                 1998                      1997
                                                                            ---------------          ---------------

Raw materials, supplies and parts                                             $     20,336             $      21,068
Finished goods and work-in-process                                                  10,292                     7,188
Inventories under exchange agreements                                               (1,759)                   (2,877)
                                                                              ------------             -------------
                                                                              $     28,869             $      25,379
                                                                              ============             =============

4.  COMMITMENTS AND CONTINGENCIES

     The Company and its operations are subject to extensive United States and Canadian federal, state, provincial and local laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the release or disposal of regulated materials. The operation of any chemical manufacturing plant and the distribution of chemical products entail obligations under current environmental laws. Present or future laws may affect the Company's capital and operating costs relating to compliance, may impose cleanup requirements with respect to site contamination resulting from past, present or future spills and releases and may affect the markets for the Company's products. The Company believes that its operations are currently in general compliance with environmental laws and regulations, the violation of which could result in a material adverse effect on the Company's business, properties or results of operations on a consolidated basis. There can be no assurance, however, that material costs will not be incurred as a result of instances of noncompliance or new regulatory requirements.

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

5.   EARNINGS PER SHARE

     Computational amounts for earnings per share are as follows:

                                                                                                   SHARES FOR
                                                                                                      EPS
                                                                          SHARES FOR                ASSUMING
                                                    INCOME                 BASIC EPS                DILUTION
                                                 (NUMERATOR)             (DENOMINATOR)           (DENOMINATOR)
                                                  ---------               -----------             -----------
                                                                FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                                                -----------------------------------------

Net income                                     $     2,776                          --                     --
                                               ===========
Weighted  average  shares of  common  stock
    outstanding                                                                  9,984                  9,984
Preferred stock                                                                     --                    471
Stock options                                                                       --                    641
                                                                          ------------           ------------
Denominator for EPS                                                              9,984                 11,096
                                                                          ============           ============
Net income per share                                                      $       0.28           $       0.25
                                                                          ============           ============

                                                                 FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                                                 -----------------------------------------

Net loss                                       $    (2,454)
                                               ===========
Weighted  average  shares of  common  stock
    outstanding                                                                  9,902                  9,902
                                                                          ============           ============
Net loss per share                                                        $      (0.25)          $      (0.25)
                                                                          ============           ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Revenues
      Revenues increased by $55.3 million or approximately 120% to $101.3 million for the three months ended March 31, 1998. The increase in revenues was primarily attributable to additional sales volumes from the Pioneer Chlor Alkali Co., Inc. ("PCAC") acquisition of a chlor-alkali plant in Tacoma, Washington in June 1997 and the acquisition of the business of PCI Chemicals Canada Inc. and PCI Carolina, Inc. (together "PCI Canada") in October 1997. In addition, PCAC average electrochemical unit ("ECU") prices increased approximately 11%. Partially offsetting these increases were decreased sales due to lower production volumes at PCAC's Henderson and Tacoma plants in early 1998, due to a failed transformer at Henderson, which is now fully operational, and a lack of railcar availability in the western United States due to Union Pacific rail transportation problems. Revenues at Kemwater North America Company ("Kemwater") decreased approximately 12% from the first quarter of 1997, due to competitive conditions in the iron chlorides business. Revenues at All-Pure Chemical Company, Inc. ("All-Pure") decreased slightly due to the adverse weather conditions on the West Coast.

Cost of Sales
         Cost of sales increased $35.6 million, or almost 100%, for the three months ended March 31, 1998, principally because of the sales volumes of the acquired operations. Cost of sales at Kemwater and All-Pure decreased somewhat as a result of decreased sales volumes.

Gross Profit
         Gross profit margin increased to 29% in 1998 from 21% as a result of the revenues and cost of sales fluctuations described above.

Selling, General and Administrative Expenses
         Selling, general and administrative expenses increased by $5.7 million for the three months ended March 31, 1998, primarily due to the PCI Canada acquisition. Also, during 1998 "pay-for-performance" award accruals were made in excess of the 1997 first quarter accruals.

Interest Expense, Net
         Interest expense, net increased $8.1 million to $12.9 million for the first three months of 1998. This increase was the result of the debt incurred for the acquisitions of the Tacoma plant and the business of PCI Canada, partially offset by lower interest expense from refinancing $135.0 million of 13 3/8% First Mortgage Notes at substantially lower interest rates.

Other Income, Net
         Other income for the first three months of 1998 includes a gain from the settlement of a lawsuit of approximately $0.9 million, an accrual for a business interruption insurance claim at PCAC's Henderson plant related to the failed transformer, and a state franchise tax refund.

Net Income.
         Due to the factors described above, net income for the first quarter of 1998 was $2.8 million, compared to a net loss of $2.5 million for the same period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

      Financial Leverage and Covenants. As of March 31, 1998, the Company had outstanding $588.8 million of long-term debt. While the majority of the Company's debt is due in 2006 and 2007, the Company is required to make certain scheduled payments each year. The degree to which the Company is indebted could have important consequences including, but not limited to: (i) limitations on the ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes and other purposes, if needed; (ii) the allocation of a substantial portion of cash flow from operations to cover cash interest requirements, thereby limiting the funds available for operations and any future business opportunities; and (iii) increasing the Company's vulnerability to a downturn in its business or the economy.

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

      The Revolving Facility provides for revolving loans (the "Revolving Loans") and letters of credit in an aggregate principal amount up to $65.0 million and also includes a US$30.0 million Canadian sub-facility, which is also subject to borrowing base limitations. As of March 31, 1998, the Company had letters of credit outstanding of approximately $2.9 million and had the ability to draw up to $62.1 million of additional indebtedness, subject to borrowing base limitations. The Company had no Revolving Loans outstanding at March 31, 1998 and no amounts outstanding under the Canadian sub-facility.

      Foreign Operations and Exchange Rate Fluctuations. The Company has operating activities in Canada and engages in export sales to various countries. International operations and exports to foreign markets are subject to a number of risks, including currency exchange rate fluctuations, trade barriers, exchange controls, political risks and risks of increases in duties, taxes and governmental royalties, as well as changes in laws and policies governing foreign-based companies. In addition, earnings of foreign subsidiaries and intracompany payments are subject to foreign taxation rules.

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

    Net Cash Flows from Operating Activities. During the first three months of 1998, the Company generated $13.0 million in cash from operating activities, attributable to the net income for the period plus the impact of depreciation and amortization, partially offset by an increase in working capital.

    Net Cash Flows from Investing Activities. Cash used in investing activities during the first three months of 1998 totaled $4.6 million, which was due to capital expenditures related to property, plant and equipment.

    Net Cash Flows from Financing Activities. Cash used in financing activities during the first three months of 1998 totaled $0.7 million for debt payments.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


        (a)  Exhibits

                  27       Financial Data Schedule.

         (b)  Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          PIONEER COMPANIES, INC.




April 27, 1998                            By: /s/ Philip J. Ablove
                                              ---------------------------------
                                              Philip J. Ablove
                                              Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)