Form 10-Q
period 1998-06-30
PIONEER COMPANIES INC
filed 1998-07-30
CIK 830141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     On July 27, 1998, there were outstanding 9,259,969 shares of the Company's Class A Common Stock and 750,136 shares of Class B Common Stock.

                                TABLE OF CONTENTS

                          PART I--FINANCIAL INFORMATION



                                                                                                             Page
                                                                                                             ----
Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets--June 30, 1998 and December 31, 1997                                  3

             Consolidated Statements of Operations--Three Months Ended June 30, 1998 and 1997 and
                Six Months Ended June 30, 1998 and 1997                                                        4

             Consolidated Statements of Cash Flows--Six Months Ended June 30, 1998 and 1997                    5

             Notes to Consolidated Financial Statements                                                        6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations             8

Item 4.      Submission of Matters to a Vote of Security Holders                                              11

                                             PART II--OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                                                 12





























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

                         PART I --FINANCIAL INFORMATION

                             PIONEER COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                    JUNE 30,     DECEMBER 31,
                                                                                      1998          1997
                                                                                    ---------     ---------

                                    ASSETS
Current assets:
   Cash and cash equivalents                                                        $  51,819     $  51,887
   Accounts receivable, less allowance for doubtful accounts of $3,346 at
     June 30, 1998 and $3,602 at December 31, 1997                                     60,613        68,942
   Inventories                                                                         28,748        25,379
   Prepaid expenses                                                                     1,836         1,831
                                                                                    ---------     ---------
Total current assets                                                                  143,016       148,039
Property, plant and equipment:
   Land                                                                                10,726        10,726
   Buildings and improvements                                                          59,955        59,625
   Machinery and equipment                                                            284,708       274,267
   Construction in progress                                                            40,364        32,309
                                                                                    ---------     ---------

                                                                                      395,753       376,927
   Less accumulated depreciation                                                      (59,250)      (36,503)
                                                                                    ---------     ---------
                                                                                      336,503       340,424
Other assets, net of accumulated amortization of $5,887 at June 30, 1998
   and $4,649 at December 31, 1997                                                     54,207        59,302
Excess cost over fair value of net assets acquired, net of accumulated
   amortization of $18,598 at June 30, 1998 and $14,095 at December 31, 1997          203,837       205,907
                                                                                    ---------     ---------
Total assets                                                                        $ 737,563     $ 753,672
                                                                                    =========     =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                 $  30,713     $  47,784
   Accrued liabilities                                                                 31,080        36,372
   Current portion of long-term debt                                                    2,626         2,598
                                                                                    ---------     ---------
Total current liabilities                                                              64,419        86,754
Long-term debt, less current portion                                                  585,530       586,866
Accrued pension and other employee benefits                                            24,658        21,068
Other long-term liabilities                                                            19,152        17,263
Commitments and contingencies
Redeemable preferred stock: $.01 par value, authorized 10,000 shares,
   55 issued and outstanding                                                            5,500         5,500
Stockholders' equity:
   Common stock:
     Class A, $.01 par value,  authorized 46,000 shares, issued and
        outstanding:  9,260 at June 30, 1998 and 9,227 at December 31, 1997                92            92
     Class B, $.01 par value, authorized 4,000 shares, issued and outstanding:
        750 at June 30, 1998 and December 31, 1997, convertible
        share-for-share into Class A shares                                                 8             8
   Additional paid-in capital                                                          54,958        54,713
   Retained deficit                                                                   (16,754)      (18,592)
                                                                                    ---------     ---------
Total stockholders' equity                                                             38,304        36,221
                                                                                    ---------     ---------

Total liabilities and stockholders' equity                                          $ 737,563     $ 753,672
                                                                                    =========     =========

                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                           -----------------------     -----------------------
                                                             1998          1997          1998          1997
                                                           ---------     ---------     ---------     ---------

Revenues                                                   $ 102,939     $  53,987     $ 204,264     $ 100,033
Cost of sales                                                 77,914        44,419       149,888        80,758
                                                           ---------     ---------     ---------     ---------
Gross profit                                                  25,025         9,568        54,376        19,275
Selling, general and administrative expenses                  13,968         7,771        28,054        16,176
Unusual charges                                                  507          --             507          --
                                                           ---------     ---------     ---------     ---------
Operating income                                              10,550         1,797        25,815         3,099
Interest expense, net                                        (12,194)       (5,366)      (25,108)      (10,140)
Other income (expense), net                                     (326)          198         2,762           427
                                                           ---------     ---------     ---------     ---------
Income (loss) before taxes                                    (1,970)       (3,371)        3,469        (6,614)
Income tax provision (benefit)                                (1,032)       (1,311)        1,631        (2,100)
                                                           ---------     ---------     ---------     ---------
Income (loss) before extraordinary item                         (938)       (2,060)        1,838        (4,514)
Extraordinary  item from early  extinguishment  of
    debt (net of income tax benefit of $12,439)                 --         (18,658)         --         (18,658)
                                                           ---------     ---------     ---------     ---------
Net income (loss)                                          $    (938)    $ (20,718)    $   1,838     $ (23,172)
                                                           =========     =========     =========     =========

Per Share Information:
    Basic:
        Income (loss) before extraordinary item            $   (0.09)    $   (0.21)    $    0.18     $   (0.45)
        Extraordinary item, net of income tax                   --           (1.87)         --           (1.88)
                                                           ---------     ---------     ---------     ---------
        Net income (loss)                                  $   (0.09)    $   (2.08)    $    0.18     $   (2.33)
                                                           =========     =========     =========     =========
    Diluted:
        Income (loss) before extraordinary item            $   (0.09)    $   (0.21)    $    0.17     $   (0.45)
        Extraordinary item, net of income tax                   --           (1.87)         --           (1.88)
                                                           ---------     ---------     ---------     ---------
        Net income (loss)                                  $   (0.09)    $   (2.08)    $    0.17     $   (2.33)
                                                           =========     =========     =========     =========

Weighted average number of common shares outstanding:
    Basic                                                     10,001         9,977         9,993         9,940
    Diluted                                                   10,001         9,977        11,054         9,940
















                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                     -----------------------
                                                                        1998         1997
                                                                     ---------     ---------
Operating activities:
   Net income (loss)                                                 $   1,838     $ (23,172)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Extraordinary item (net of income tax)                            --          18,658
        Depreciation and amortization                                   24,631         9,712
        Net change in deferred taxes                                     1,114          (975)
        Foreign exchange loss                                              597          --
        Net effect of changes in operating assets and liabilities      (12,804)       (5,963)
                                                                     ---------     ---------
Net cash flows from operating activities                                15,376        (1,740)
                                                                     ---------     ---------

Investing activities:
   Acquisition of business                                                --         (97,000)
   Capital expenditures                                                (13,624)       (6,164)
                                                                     ---------     ---------
Net cash flows from investing activities                               (13,624)     (103,164)
                                                                     ---------     ---------

Financing activities:
   Payments on long-term debt                                           (1,308)     (162,092)
   Proceeds from long-term debt                                           --         300,000
   Debt issuance and related costs                                        --         (13,387)
   Proceeds from issuance of Class A common stock                          244           874
                                                                     ---------     ---------
Net cash flows from financing activities                                (1,064)      125,395
                                                                     ---------     ---------

Effect of exchange rate changes on cash                                   (756)         --
                                                                     ---------     ---------
Net increase (decrease) in cash                                            (68)       20,491

Cash at beginning of period                                             51,887        15,754
                                                                     ---------     ---------
Cash at end of period                                                $  51,819     $  36,245
                                                                     =========     =========

















                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


1.  ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated balance sheet at June 30, 1998 and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first six months of 1998 are not necessarily indicative of results to be expected for the year ending December 31, 1998. The consolidated financial statements include the accounts of Pioneer Companies, Inc. ("PCI") and its subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated.

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

     Income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. 1997 per share information has been computed after giving retroactive effect to a 7% stock dividend on Class A and Class B Common Stock to stockholders of record in December 1997.

2.  SUPPLEMENTAL CASH FLOW INFORMATION

         Net effect of changes in operating assets and liabilities are as follows:

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                       ---------------------
                                                         1998         1997
                                                       --------     --------
Accounts receivable                                    $  7,808     $ (4,782)
Inventories                                              (3,523)        (635)
Prepaid expenses                                            (15)         790
Other assets                                             (3,916)      (3,315)
Accounts payable                                        (16,706)         490
Accrued liabilities                                         310         (651)
Other long-term liabilities                               3,238        2,140
                                                       --------     --------
     Net change in operating assets and liabilities    $(12,804)    $ (5,963)
                                                       ========     ========

     Following are supplemental disclosures of cash flow information:

                                                                   SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                --------------------
                                                                  1998        1997
                                                                --------    --------
Cash payments for:
   Interest                                                     $ 25,708    $  4,373
   Income taxes                                                      128         543
Investing activities of acquisition during the period:
     Cash paid for acquisition                                  $   --      $ 97,000
     Preferred stock issued                                         --         5,500
     Liabilities assumed                                            --         2,955
                                                                --------    --------
     Fair value of assets acquired                              $   --      $105,455
                                                                ========    ========

3.  INVENTORIES

Inventories consist of the following:

                                                 JUNE 30,    DECEMBER 31,
                                                   1998         1997
                                                 --------    ------------
Raw materials, supplies and parts                $ 20,433    $     21,068
Finished goods and work-in-process                  9,245           7,188
Inventories under exchange agreements                (930)         (2,877)
                                                 --------    ------------
                                                 $ 28,748    $     25,379
                                                 ========    ============


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

5.  EARNINGS PER SHARE

     Computational amounts for earnings per share are as follows:

                                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                           JUNE 30,                         JUNE 30,
                                                                -----------------------------     ----------------------------
                                                                    1998             1997             1998             1997
                                                                ------------     ------------     ------------    ------------

Income (loss) before extraordinary item                         $       (938)    $     (2,060)    $      1,838    $     (4,514)
                                                                ============     ============     ============    ============

Basic Earnings per Share:
    Weighted average number of common shares
        outstanding
                                                                      10,001            9,977            9,993           9,940
                                                                ============     ============     ============    ============
    Income (loss) before extraordinary item per share           $      (0.09)    $      (0.21)    $       0.18    $      (0.45)
                                                                ============     ============     ============    ============

Diluted Earnings per Share:
    Weighted average number of common shares
        outstanding                                                   10,001            9,977            9,993           9,940
    Effective of dilutive securities:
    Preferred stock                                                     --               --                471            --
    Stock options
                                                                        --               --                590            --
                                                                ------------     ------------     ------------    ------------
    Weighted average number of common shares
        outstanding, including dilutive securities                    10,001            9,977           11,054           9,940
                                                                ============     ============     ============    ============
    Income (loss) before extraordinary item per share           $      (0.09)    $      (0.21)    $       0.17    $      (0.45)
                                                                ============     ============     ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Revenues
     Revenues increased by $49.0 million during the three months ended June 30, 1998, when compared to the three months ended June 30, 1997. The increase in revenues was primarily attributable to additional sales volumes from the Pioneer Chlor Alkali Co., Inc. ("PCAC") acquisition of a chlor-alkali plant in Tacoma, Washington in June 1997 and the acquisition of the business of PCI Chemicals Canada Inc. and PCI Carolina, Inc. (together "PCI Canada") in October 1997. Electrochemical unit ("ECU") prices in the second quarter of 1998 were approximately the same as the comparable period in 1997 as lower chlorine prices in 1998 were offset by higher caustic soda prices. Revenues at All-Pure Chemical Company, Inc. ("All-Pure") decreased approximately 19% in the second quarter of 1998, compared to 1997 as a result of reduced bulk high strength bleach sales and adverse weather conditions on the West Coast. Revenues at Kemwater North America Company ("Kemwater") fell approximately 21% due to continued competitive conditions.

Cost of Sales
     Cost of sales increased $33.5 million, or approximately 75%, primarily as a result of the sales volumes of the acquired operations of the Tacoma plant and of the business of PCI Canada. Offsetting this increase were decreased cost of sales at All-Pure and Kemwater, resulting from decreased sales volumes.

Gross Profit
     Gross profit margin increased to 24% in the second quarter of 1998 from 18% in the same period of 1997, primarily due to the profitability of the acquired operations.

Selling, General and Administrative Expenses
         Selling, general and administrative expenses increased $6.2 million, primarily as a result of the acquisition of PCI Canada.

Unusual Charges
         Unusual charges totaling $0.5 million in 1998 relate to the consolidation and downsizing of certain administrative functions of All-Pure and Kemwater.

Interest Expense, Net
         Interest expense, net increased $6.8 million as a result of the debt incurred for the acquisitions of the Tacoma plant and the business of PCI Canada, partially offset by lower interest expense from refinancing $135.0 million of 13 3/8% First Mortgage Notes at substantially lower interest rates.

Extraordinary Item from Early Extinguishment of Debt
     During 1997, the Company recognized an $18.7 million extraordinary loss as a result of the early extinguishment of the 13 3/8% First Mortgage Notes. The extraordinary loss consisted primarily of the 20% premium paid on the face value of the notes and the write-off of debt placement fees related to the notes (net of tax benefit of $12.4 million).

Net Loss
     Due to the factors described above the net loss during the three months ended June 30, 1998 was $0.9 million, compared to a net loss of $20.7 million during the same period in 1997.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Revenues
         Revenues increased by $104.2 million or approximately 104% for the six months ended June 30,1998, as compared to the same period in 1997. The acquired operations provided the majority of this increase. In addition, PCAC average ECU prices increased during this period, as compared to the same six-month period in 1997. Partially offsetting these price increases were decreased sales due to lower production volumes at PCAC's Henderson plant in 1998, because of a failed transformer, which is now fully operational. Also, production at Henderson and Tacoma declined due to a lack of railcar availability in the western United States due to Union Pacific rail transportation problems. Revenues at All-Pure decreased approximately 14%, due to reduced bulk high strength bleach sales and adverse weather conditions on the West Coast, which reduced demand. Revenues at Kemwater decreased approximately 17%, due to competitive conditions in the iron chlorides business.

Cost of Sales
         Cost of sales increased approximately $69.1 million, or 86% for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997. The primary factor for this increase was the sales volumes of the acquired operations. Offsetting this increase was the lower cost of sales at All-Pure and Kemwater due to lower sales volumes.

Gross Profit
         Gross profit margin increased to approximately 27% from 19%, primarily due to the profitability of the acquired businesses.

Selling, General and Administrative Expenses
         Selling, general and administrative expenses increased $11.9 million for the period ended June 30, 1998, primarily as a result of the acquisition of the business of PCI Canada.

Unusual Charges
         Unusual charges totaling $0.5 million in 1998 relate to the consolidation and downsizing of certain administrative functions of All-Pure and Kemwater.

Interest Expense, Net
         Interest expense, net increased $15.0 million to $25.1 million during the first six months of 1998. This increase was the result of the debt incurred for the acquisitions of the Tacoma plant and the business of PCI Canada, partially offset by lower interest expense from refinancing $135.0 million of the 13 3/8% First Mortgage Notes at substantially lower interest rates.

Other Income, Net
     Other income, net in 1998 includes a gain from the settlement of a lawsuit of approximately $0.9 million, an accrual for a business interruption insurance claim at PCAC's Henderson plant related to the failed transformer and a state franchise tax refund.

Extraordinary Item from Early Extinguishment of Debt
     As mentioned above, during 1997 the Company recognized an $18.7 million extraordinary item from early extinguishment of debt.

Net Income
     Net income for the first six months of 1998 was $1.8 million, compared to the $23.2 million loss for the same period in 1997.


LIQUIDITY AND CAPITAL RESOURCES

         Financial Leverage and Covenants. As of June 30, 1998, the Company had outstanding $588.2 million of long-term debt. While the majority of the Company's debt is due in 2006 and 2007, the Company is required to make certain scheduled payments each year. The degree to which the Company is indebted could have important consequences including, but not limited to: (i) limitations on the ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes and other purposes, if needed; (ii) the allocation of a substantial portion of cash flow from operations to cover cash interest requirements, thereby limiting the funds available for operations and any future business opportunities; and (iii) increasing the Company's vulnerability to a downturn in its business or the economy.

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

      Revolving Facility. In November 1997, the Company reached agreement with respect to an amended $65.0 million credit agreement that provides for a five-year revolving loan and letter of credit facility (subject to borrowing base limitations that relate to the level of accounts receivable and inventory) (the "Revolving Facility").

      The Revolving Facility provides for revolving loans (the "Revolving Loans") and letters of credit in an aggregate principal amount up to $65.0 million and also includes a US$30.0 million Canadian sub-facility, which is also subject to borrowing base limitations. As of June 30, 1998, the Company had letters of credit outstanding of approximately $2.4 million and had the ability to draw up to $62.6 million of additional indebtedness, subject to borrowing base limitations. The Company had no Revolving Loans outstanding at June 30, 1998 and no amounts outstanding under the Canadian sub-facility.

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

     A portion of the Company's sales and expenditures are denominated in Canadian dollars and, accordingly, the Company's results of operations and cash flows may be affected by fluctuations in the exchange rate between the United States dollar and the Canadian dollar. Currently, the Company is not engaged in forward foreign exchange contracts, but may enter into such hedging activities in the future.

    Net Cash Flows from Operating Activities. During the first six months of 1998, the Company generated $15.4 million in cash from operating activities, attributable to the net income for the period plus the impact of deferred taxes and depreciation and amortization, partially offset by an increase in working capital.

    Net Cash Flows from Investing Activities. Cash used in investing activities during the first six months of 1998 totaled $13.7 million, which was due to capital expenditures related to property, plant and equipment.

    Net Cash Flows from Financing Activities. Cash used in financing activities during the first three months of 1998 totaled $1.1 million due to debt payments, offset partially by proceeds from issuances of common stock.

ACCOUNTING CHANGES

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company is required to adopt the provisions of SFAS No. 133 in the third quarter of 1999. Management is currently evaluating the impact of SFAS No. 133 on its financial statements and related disclosures.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the stockholders of the Company was held on May 19, 1998. At the meeting Donald J. Donahue, Richard C. Kellogg, Jr. and Jack H. Nusbaum were re-elected as directors of the Company, with terms of office ending at the annual meeting of stockholders to be held in 2001, and John H. Kennedy was elected as a director of the Company, with a term of office ending at the annual meeting of stockholders to be held in 1999. A total of 8,348,432, 8,368,956, 8,375,252 and 8,375,140 shares, respectively, were voted in favor of the election of Messrs. Donahue, Kellogg, Nusbaum and Kennedy.

     At the annual meeting the stockholders also approved the adoption of the Pioneer Companies, Inc. 1998 Stock Plan, providing for the issuance of up to 500,000 shares of the Company's Class A Common Stock in accordance with the terms of the Plan. A total of 7,048,895 shares were voted in favor of approval of the plan and 254,011 shares were voted against approval of the plan.

         The stockholders also ratified the grant of a stock option to Andrew M. Bursky, a director of the Company, providing for the purchase of up to 107,000 shares of the Company's Class A Common Stock at a price of $5.20 per share. A total of 6,933,031 shares were voted in favor of ratification of the option grant and 313,938 shares were voted against ratification of the option grant.

         The stockholders also ratified the selection of Deloitte & Touche LLP as independent certified public accountants to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 1998. A total of 8,368,217 shares were voted in favor of ratification and 5,225 shares were voted against ratification.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)     Exhibits

                  10 Amended and Restated Loan and Security Agreement, dated as of May 29, 1998, among Pioneer Americas Acquisition Corp. and PCI Chemicals Canada Inc. as borrowers, various financial institutions as lenders, Bank of America National Trust and Savings Association as Administrative Agent and U.S. Funding Agent, Bank of America Canada as Canadian Funding Agent, and Bank America Robertson Stephens as Arranger.


                  27       Financial Data Schedule.

         (b)    Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            PIONEER COMPANIES, INC.




July 30, 1998                               By:   /s/ Philip J. Ablove
                                                  --------------------------
                                                  Philip J. Ablove
                                                  Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

                               INDEX TO EXHIBITS


EXHIBIT             DESCRIPTION
-------             -----------

10 Amended and Restated Loan and Security Agreement, dated as of May 29, 1998, among Pioneer Americas Acquisition Corp. and PCI Chemicals Canada Inc. as borrowers, various financial institutions as lenders, Bank of America National Trust and Savings Association as Administrative Agent and U.S. Funding Agent, Bank of America Canada as Canadian Funding Agent, and Bank America Robertson Stephens as Arranger.


27                  Financial Data Schedule.