Form 10-Q
period 1998-09-30
PIONEER COMPANIES INC
filed 1998-11-03
CIK 830141

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-9859

                            PIONEER COMPANIES, INC.
             (Exact Name of registrant as specified in its charter)

                   DELAWARE                                      06-1215192
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
           4300 NATIONSBANK CENTER                                 77002
             700 LOUISIANA STREET                                (Zip Code)
                HOUSTON, TEXAS
   (Address of principal executive offices)

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

     On October 26, 1998, there were outstanding 9,277,805 shares of the Company's Class A Common Stock and 750,136 shares of Class B Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                        PART I -- FINANCIAL INFORMATION

                                                                        PAGE
                                                                        ----
Item 1.  Consolidated Financial Statements...........................
         Consolidated Balance Sheets -- September 30, 1998 and
           December 31, 1997.........................................     3
         Consolidated Statements of Operations -- Three Months Ended
           September 30, 1998 and 1997 and Nine Months Ended
           September 30, 1998 and 1997...............................     4
         Consolidated Statements of Cash Flows -- Nine Months Ended
           September 30, 1998 and 1997...............................     5
         Notes to Consolidated Financial Statements..................     6
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     9

                        PART II -- OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K............................    14

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

                        PART I -- FINANCIAL INFORMATION

                            PIONEER COMPANIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
Current assets:
  Cash and cash equivalents.................................    $ 60,556         $ 51,887
  Accounts receivable, less allowance for doubtful accounts
     of $3,049 at September 30, 1998 and $3,602 at December
     31, 1997...............................................      61,956           68,942
  Inventories...............................................      28,157           25,379
  Prepaid expenses..........................................       3,123            1,831
                                                                --------         --------
          Total current assets..............................     153,792          148,039
Property, plant and equipment:
  Land......................................................      10,726           10,726
  Buildings and improvements................................      60,558           59,625
  Machinery and equipment...................................     302,192          274,267
  Construction in progress..................................      31,365           32,309
                                                                --------         --------
                                                                 404,841          376,927
  Less accumulated depreciation.............................     (67,948)         (36,503)
                                                                --------         --------
                                                                 336,893          340,424
Other assets, net of accumulated amortization of $7,197 at
  September 30, 1998 and $4,649 at December 31, 1997........      51,591           59,302
Excess cost over fair value of net assets acquired, net of
  accumulated amortization of $20,942 at September 30, 1998
  and $14,095 at December 31, 1997..........................     203,822          205,907
                                                                --------         --------
          Total assets......................................    $746,098         $753,672
                                                                ========         ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 29,943         $ 47,784
  Accrued liabilities.......................................      41,453           36,372
  Current portion of long-term debt.........................       2,675            2,598
                                                                --------         --------
          Total current liabilities.........................      74,071           86,754
Long-term debt, less current portion........................     584,837          586,866
Accrued pension and other employee benefits.................      27,256           21,068
Other long-term liabilities.................................      20,310           17,263
Commitments and contingencies
Redeemable preferred stock: $.01 par value, authorized
  10,000 shares, 55 issued and outstanding..................       5,500            5,500
Stockholders' equity:
  Common stock:
     Class A, $.01 par value, authorized 46,000 shares,
      issued and outstanding: 9,278 at September 30, 1998
      and 9,227 at December 31, 1997........................          92               92
     Class B, $.01 par value, authorized 4,000 shares,
      issued and outstanding: 750 at September 30, 1998 and
      December 31, 1997, convertible share-for-share into
      Class A shares........................................           8                8
  Additional paid-in capital................................      55,062           54,713
  Retained deficit..........................................     (21,038)         (18,592)
                                                                --------         --------
          Total stockholders' equity........................      34,124           36,221
                                                                --------         --------
          Total liabilities and stockholders' equity........    $746,098         $753,672
                                                                ========         ========

                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                   -------------------    --------------------
                                                     1998       1997        1998        1997
                                                   --------    -------    --------    --------
Revenues.........................................  $100,356    $72,329    $304,620    $172,362
Cost of sales....................................    80,332     53,719     230,220     134,477
                                                   --------    -------    --------    --------
Gross profit.....................................    20,024     18,610      74,400      37,885
Selling, general and administrative expenses.....    12,096      9,235      40,150      25,411
Unusual charges..................................       180         --         687          --
                                                   --------    -------    --------    --------
Operating income.................................     7,748      9,375      33,563      12,474
Interest expense, net............................   (12,670)    (6,962)    (37,778)    (17,102)
Other income (expense), net......................      (570)       452       2,192         879
                                                   --------    -------    --------    --------
Income (loss) before taxes and extraordinary
  item...........................................    (5,492)     2,865      (2,023)     (3,749)
Income tax provision (benefit)...................    (1,208)     2,147         423         (46)
                                                   --------    -------    --------    --------
Income (loss) before extraordinary item..........    (4,284)       718      (2,446)     (3,795)
Extraordinary item from early extinguishment of
  debt (net of income tax benefit of $12,439)....        --         --          --     (18,658)
                                                   --------    -------    --------    --------
Net income (loss)................................  $ (4,284)   $   718    $ (2,446)   $(22,453)
                                                   ========    =======    ========    ========
Per Share Information:
  Basic:
     Income (loss) before extraordinary item.....  $  (0.43)   $  0.07    $  (0.24)   $  (0.38)
     Extraordinary item, net of income tax.......        --         --          --       (1.88)
                                                   --------    -------    --------    --------
     Net income (loss)...........................  $  (0.43)   $  0.07    $  (0.24)   $  (2.26)
                                                   ========    =======    ========    ========
  Diluted:
     Income (loss) before extraordinary item.....  $  (0.43)   $  0.07    $  (0.24)   $  (0.38)
     Extraordinary item, net of income tax.......        --         --          --       (1.88)
                                                   --------    -------    --------    --------
     Net income (loss)...........................  $  (0.43)   $  0.07    $  (0.24)   $  (2.26)
                                                   ========    =======    ========    ========
Weighted average number of common shares
  outstanding:
  Basic..........................................    10,020      9,977      10,002       9,952
  Diluted........................................    10,020     10,553      10,002       9,952

                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1998        1997
                                                              --------    ---------
Operating activities:
  Net loss..................................................  $ (2,446)   $ (22,453)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Extraordinary item (net of income tax).................        --       18,658
     Depreciation and amortization..........................    37,166       16,650
     Net change in deferred taxes...........................     3,013       (3,476)
     Loss from foreign exchange rate changes................     1,470           --
     Net effect of changes in operating assets and
      liabilities...........................................    (4,897)      (1,424)
                                                              --------    ---------
Net cash flows from operating activities....................    34,306        7,955
                                                              --------    ---------
Investing activities:
  Acquisition of business...................................        --      (97,000)
  Capital expenditures......................................   (21,869)     (12,370)
                                                              --------    ---------
Net cash flows from investing activities....................   (21,869)    (109,370)
                                                              --------    ---------
Financing activities:
  Payments on long-term debt................................    (1,952)    (162,353)
  Proceeds from long-term debt..............................        --      300,000
  Debt issuance and related costs...........................        --      (16,612)
  Proceeds from issuance of Class A common stock............       348          874
                                                              --------    ---------
Net cash flows from financing activities....................    (1,604)     121,909
                                                              --------    ---------
Effect of exchange rate changes on cash.....................    (2,164)          --
                                                              --------    ---------
Net increase in cash........................................     8,669       20,494
Cash at beginning of period.................................    51,887       15,754
                                                              --------    ---------
Cash at end of period.......................................  $ 60,556    $  36,248
                                                              ========    =========

                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

1. ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated balance sheet at September 30, 1998 and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first nine months of 1998 are not necessarily indicative of results to be expected for the year ending December 31, 1998. The consolidated financial statements include the accounts of Pioneer Companies, Inc. ("PCI") and its subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated.

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

     Income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Per share information for 1997 has been computed after giving retroactive effect to a 7% stock dividend on Class A and Class B Common Stock to stockholders of record in December 1997.

2. SUPPLEMENTAL CASH FLOW INFORMATION

     Net effect of changes in operating assets and liabilities (net of acquisitions) are as follows:

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Accounts receivable.........................................  $  5,975    $(17,449)
Inventories.................................................    (3,175)     (1,727)
Prepaid expenses............................................    (1,321)         36
Other assets................................................    (3,788)     (3,549)
Accounts payable............................................   (16,910)     13,240
Accrued liabilities.........................................    10,950       6,614
Other long-term liabilities.................................     3,372       1,411
                                                              --------    --------
          Net change in operating assets and liabilities....  $ (4,897)   $ (1,424)
                                                              ========    ========

                            PIONEER COMPANIES, INC.

     Following are supplemental disclosures of cash flow information:

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                               1998        1997
                                                              -------    --------
Cash payments for:
  Interest..................................................  $28,955    $ 17,458
  Income taxes..............................................      227         543
Investing activities, acquisition during the period:
  Cash paid for acquisition.................................  $    --    $ 97,000
  Preferred stock issued....................................       --       5,500
  Liabilities assumed.......................................       --       2,955
                                                              -------    --------
  Fair value of assets acquired.............................       --    $105,455
                                                              =======    ========

3. INVENTORIES

     Inventories consist of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
Raw materials, supplies and parts...........................     $21,422        $21,068
Finished goods and work-in-process..........................       7,513          7,188
Inventories under exchange agreements.......................        (778)        (2,877)
                                                                 -------        -------
                                                                 $28,157        $25,379
                                                                 =======        =======

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

                            PIONEER COMPANIES, INC.

5. EARNINGS PER SHARE

     Computational amounts for earnings per share are as follows:

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,          JUNE 30,
                                                 -------------------   -----------------
                                                   1998       1997      1998      1997
                                                 --------   --------   -------   -------
Income (loss) before extraordinary item........  $(4,284)   $   718    $(2,446)  $(3,795)
                                                 =======    =======    =======   =======
Basic Earnings per Share:
  Weighted average number of common shares
     outstanding...............................   10,020      9,977     10,002     9,952
                                                 -------    -------    -------   -------
  Income (loss) before extraordinary item per
     share.....................................  $ (0.43)   $  0.07    $ (0.24)  $ (0.38)
                                                 =======    =======    =======   =======
Diluted Earnings per Share:
  Weighted average number of common shares
     outstanding...............................   10,020      9,977     10,002     9,952
  Effective of dilutive securities:
  Preferred stock..............................       --        471         --        --
  Stock options................................       --        105         --        --
                                                 -------    -------    -------   -------
  Weighted average number of common shares
     outstanding, including dilutive
     securities................................   10,020     10,553     10,002     9,952
                                                 -------    -------    -------   -------
  Income (loss) before extraordinary item per
     share.....................................  $ (0.43)   $  0.07    $ (0.24)  $ (0.38)
                                                 =======    =======    =======   =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

  Revenues

     Revenues increased by $28.0 million or approximately 39% for the three months ended September 30, 1998, as compared to the same period in 1997. The increase in revenues was primarily attributable to additional sales volumes from the acquisition of the business of PCI Chemicals Canada Inc. and PCI Carolina, Inc. (together "PCI Canada") in October 1997. Partially offsetting this increase were decreases in the average electrochemical unit ("ECU") prices during this period, as compared to the same three-month period in 1997. Chlorine prices decreased approximately 40% because of weakening vinyl industry demand, while caustic soda prices rose, but not to the extent necessary to offset the chlorine decrease. Revenues at the downstream operations of All-Pure Chemical Company, Inc. ("All-Pure") decreased as the Company leased out its packaged household bleach operations to focus on the bulk bleach business. Sales at Kemwater North America Company ("Kemwater") decreased due to continued competitive conditions in the iron chlorides business.

  Cost of Sales

     Cost of sales increased approximately $26.6 million or 50% for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997. The primary factor behind this increase was the sales volumes of the acquired PCI Canada operations. Also, power costs rose at the Company's chlor-alkali facility in Tacoma, Washington. Partially offsetting these increases was lower cost of sales at All-Pure and Kemwater due to their lower sales volumes.

  Gross Profit

     Gross profit margin decreased to approximately 20% from 26%, primarily due to the lower ECU sales prices and the increased power costs at the Tacoma facility, partially offset by the profitability of the acquired PCI Canada business.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $2.9 million for the three-month period ended September 30, 1998 as compared to the same period in 1997, primarily as a result of the acquisition of the business of PCI Canada. Offsetting this increase were lower profit sharing bonus accruals and lower expenses at Kemwater and All-Pure resulting from cost-savings and consolidation efforts.

  Interest Expense, Net

     Interest expense, net increased $5.7 million to $12.7 million during the three months ended September 30, 1998 as compared to 1997. This increase was the result of the debt incurred for the acquisition of the business of PCI Canada.

  Other Income (Expense), Net

     Other income (expense), net in 1998 includes a foreign currency translation loss due to fluctuations in the currency exchange rates between the United States and Canada.

  Net Income (Loss)

     Due to the factors described above, the Company incurred a net loss of $4.3 million for the three months ended September 30, 1998, as compared to net income of $0.7 million for the same period in 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

  Revenues

     Revenues increased by $132.3 million or approximately 77% for the nine months ended September 30, 1998, as compared to the same period in 1997. The principal factors underlying the increase were the acquired operations of PCI Canada and the acquired operations of a chlor-alkali facility in Tacoma, Washington, which was purchased in June 1997. Partially offsetting these increases were lower average ECU prices during this period, as compared to the same nine-month period in 1997. Also, production volumes were impacted negatively by two factors. First, revenue was hampered as a result of a lack of railcar availability in the western United States due to continued Union Pacific rail transportation problems. Second, production at the Company's Henderson plant fell slightly in early 1998 due to a failed transformer, which is now fully operational. Revenues at the Company's downstream operations decreased as the Company leased out its packaged household bleach operations during the third quarter. Also, competitive conditions and adverse weather conditions during the early portions of the year resulted in revenue decreases in the downstream businesses.

  Cost of Sales

     Cost of sales increased approximately $95.7 million, or 71% for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997. The primary factor for this increase was the sales volumes of the acquired operations. In addition, production costs, principally power, were higher during 1998. Partially offsetting these increases was lower cost of sales at All-Pure and Kemwater due to lower sales volumes.

  Gross Profit

     Gross profit margin increased to approximately 24% from 22%, primarily due to the profitability of the acquired businesses, despite lower ECU sales prices and higher production costs.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $14.7 million for the period ended September 30, 1998, primarily as a result of the acquisition of the business of PCI Canada.

  Unusual Charges

     Unusual charges totaling $0.7 million in 1998 relate to the consolidation and downsizing of certain administrative functions of All-Pure and Kemwater.

  Interest Expense, Net

     Interest expense, net increased $20.7 million to $37.8 million during the first nine months of 1998. This increase was the result of the debt incurred for the acquisitions of the Tacoma plant and the business of PCI Canada, partially offset by lower interest expense from refinancing $135.0 million of the 13 3/8% First Mortgage Notes at substantially lower interest rates.

  Other Income, Net

     Other income, net in 1998 includes a gain from the settlement of a lawsuit for approximately $0.9 million, an accrual for a business interruption insurance claim at the Henderson plant related to the failed transformer and a state franchise tax refund.

  Extraordinary Item from Early Extinguishment of Debt

     During 1997 the Company recognized an $18.7 million extraordinary item from early extinguishment of the 13 3/8% First Mortgage Notes. The extraordinary loss consisted primarily of the 20% premium paid on the face value of the notes and the write-off of debt placement fees related to the notes (net of tax benefit of $12.4 million).

  Net Loss

     Net loss for the first nine months of 1998 was $2.4 million, compared to the $22.5 million loss for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Financial Leverage and Covenants. As of September 30, 1998, the Company had outstanding $587.5 million of long-term debt. While most of the Company's debt is due in 2006 and 2007, the Company is required to make certain scheduled payments each year. The degree to which the Company is indebted could have important consequences including, but not limited to: (i) limitations on the ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes and other purposes, if needed; (ii) the allocation of a substantial portion of cash flow from operations to cover cash interest requirements, thereby limiting the funds available for operations and any future business opportunities; and (iii) increasing the Company's vulnerability to a downturn in its business or the economy.

     However, the Company believes that existing cash balances, cash flow from current and anticipated future levels of operations and the availability under its revolving credit facility, will be adequate to make the required payments of principal and interest on outstanding indebtedness, as well as to fund its future capital expenditures and working capital requirements. Annualized cash interest of approximately $53.3 million will be payable on its long-term debt. To the extent that the Company were to draw upon the commitments under the revolving credit facility, due to adverse business conditions or to finance acquisitions or for other corporate purposes, the Company's aggregate interest expense would be increased.

     The Company's belief that it will maintain sufficient cash for its requirements is based upon the Company's existing cash balances and, among other things, assumptions concerning (i) the Company's cash flows from its future continuing operations; (ii) the Company's future investments in working capital in accordance with prior practices; and (iii) the Company's future capital expenditures in accordance with its business plan.

     The Company's debt agreements contain restrictions on certain PCI subsidiaries. Pioneer Americas, Inc. ("PAI"), PCI's subsidiary with most of the Company's operations, is restricted in advancing funds to PCI or making certain other investments to the sum of $5.0 million plus 50% of its cumulative consolidated net income, as defined (or less 100% of cumulative consolidated net loss, as defined, if PAI has a loss). In addition, to incur additional indebtedness (with certain exceptions), PAI must maintain a 2.0 to 1.0 ratio of consolidated cash flow to interest expense. Other restrictions within the debt agreements limit PAI's ability to acquire or dispose of assets or operations and to pay dividends or redeem shares of stock.

     Revolving Facility. In November 1997, the Company entered into an agreement with respect to an amended $65.0 million credit agreement that provides for a five-year revolving loan and letter of credit facility (subject to borrowing base limitations that relate to the level of accounts receivable and inventory) (the "Revolving Facility").

     The Revolving Facility provides for revolving loans (the "Revolving Loans") and letters of credit in an aggregate principal amount up to $65.0 million and includes a US $30.0 million Canadian sub-facility, which is also subject to borrowing base limitations. As of September 30, 1998, the Company had letters of credit outstanding of approximately $2.4 million and had the ability to draw up to $62.6 million of additional indebtedness, subject to borrowing base limitations. The Company had no Revolving Loans outstanding at September 30, 1998 and no amounts outstanding under the Canadian sub-facility. Borrowing under the Revolving Facility is subject to a 1.1 to 1.0 required ratio of consolidated cash flow to interest expense.

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

     Net Cash Flows from Operating Activities. While the first nine months of 1998 produced a net loss, included in the net loss were $37.2 million of non-cash depreciation and amortization expenses, resulting in positive cash flow from operations of $34.3 million.

     Net Cash Flows from Investing Activities. Cash used in investing activities during the first nine months of 1998 totaled $21.9 million, which was due to capital expenditures related to property, plant and equipment.

     Net Cash Flows from Financing Activities. Cash used in financing activities during the first nine months of 1998 totaled $1.6 million due to debt payments, offset partially by proceeds from issuances of common stock.

YEAR 2000 ISSUES

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive data by the Company's computerized information systems. The year 2000 may be critical to these systems as many computer programs were written using two digits rather than four to define the applicable year. As a result, any of the Company's computer applications that have date-sensitive programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures in the manufacturing area that could cause serious production-related issues. In addition, miscalculations or system failures could result in a temporary inability to process transactions, issue invoices, remit payments, communicate with financial institutions and other entities electronically and update internal accounting systems. If not corrected in a timely manner, such business disruptions would be detrimental to the continuing operations of the Company.

     The Company has initiated a program to prepare its computer systems and applications for the year 2000. Based on present information, Management believes that while many of the systems are already year 2000 compliant, other systems will require modification or replacement with new programs. The Company will utilize both internal and external resources to reprogram, replace and test software for year 2000 compliance. The Company plans to complete the year 2000 conversion tasks well in advance of the end of 1999. The total project costs are presently estimated not to exceed $1.0 million, to be obtained through working capital, and will be expensed as incurred unless new software is purchased in which case certain costs will be capitalized.

     The Company is taking steps to identify year 2000 compliance issues that may be created by key customers, suppliers and financial institutions with which the Company does business. While no single customer represents greater than 10% of the Company's revenues, the Company does have several larger customers who each account for a sizable dollar amount of sales revenue. The Company's significant vendors include electrical power companies, salt companies and freight companies. The loss of any key customer or the inability of any of the Company's key vendors to provide its goods and services to the Company would have a negative impact on the Company's operations until those entities return to normal operations.

     The anticipated future costs of the year 2000 conversion project and the date on which the Company anticipates project completion are based on Management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could vary significantly from current estimates.

     The Company will be developing a written contingency plan by early 1999 to address the issues that could arise should the Company or any of its significant suppliers, customers or financial institutions not be prepared to accommodate year 2000 issues timely. The Company believes that in an emergency situation it could revert to the use of manual systems that do not rely on computers. Through these manual systems, the Company could perform the minimum functions required to maintain the flow of goods and provide a minimum level of information reporting to maintain a level of control over the business cycle. Should the Company have to utilize manual systems, it is uncertain that it could maintain current levels of operations and this could have a material adverse impact on the business. The Company intends to maintain constant surveillance on the year 2000 issues and will adapt its plans as required.

ACCOUNTING CHANGES

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides a framework for determining the accounting treatment of costs incurred to obtain or develop computer software. The Company is required to adopt the provisions of SOP 98-1 beginning in 1999, without adjustment to previously reported amounts.

     In April 1998, the AICPA issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"), which requires immediate expensing of certain organization costs and start-up costs. The Company is required to adopt the provisions of SOP 98-5 in 1999.

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

     Management does not believe the adoption of the above-mentioned accounting changes will have a material effect on the Company's financial statements.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

           27            -- Financial Data Schedule.

     (b) Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

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

                                            PIONEER COMPANIES, INC.

                                            By:    /s/ PHILIP J. ABLOVE
                                              ----------------------------------
                                                       Philip J. Ablove
                                                      Vice President and
                                                   Chief Financial Officer
                                                (Principal Financial Officer)

November 3, 1998

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           27            -- Financial Data Schedule.