Form 10-K
period 1998-12-31
PIONEER COMPANIES INC
filed 1999-03-30
CIK 830141

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1994
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

  On March 1, 1999, there were outstanding 9,959,280 shares of the Company's Class A Common Stock, $.01 par value. The aggregate market value of the Company's voting stock held by non-affiliates of the Company is $16,854,000 based on the closing price for the Class A Common Stock in consolidated trading on March 1, 1999.

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

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES [X] NO [ ]

DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 1999 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            PIONEER COMPANIES, INC.

                               TABLE OF CONTENTS
                       ANNUAL REPORT ON FORM 10-K FOR THE
                          YEAR ENDED DECEMBER 31, 1998

                                                                         PAGE
                                                                         ----
                                     PART I
Item 1.   Business....................................................     3
Item 2.   Properties..................................................    10
Item 3    Legal Proceedings...........................................    12
Item 4.   Submission of Matters to a Vote of Security Holders.........    12
Item 4a.  Executive Officers of the Registrant........................    13
                                    PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    14
Item 6.   Selected Financial Data.....................................    15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    16
Item 7a.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    24
Item 8.   Financial Statements and Supplementary Data.................    25
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    52
                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........    52
Item 11.  Executive Compensation......................................    52
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    52
Item 13.  Certain Relationships and Related Transactions..............    52
                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................    52

                                     PART I

     Unless the context otherwise requires, (i) the term "Pioneer" refers to Pioneer Companies, Inc., (ii) the term "PAI" refers to Pioneer Americas, Inc. a wholly-owned subsidiary of Pioneer, (iii) the term "Predecessor Company" refers to PAI and its subsidiaries as it existed on April 20, 1995, and (iv) the term "Company" means Pioneer and its consolidated subsidiaries.

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

ITEM 1. BUSINESS.

     The Company manufactures and markets chlorine and caustic soda and several related downstream water treatment products. Pioneer conducts its primary business through its operating subsidiaries: Pioneer Chlor Alkali Company, Inc. ("PCAC"), PCI Chemicals Canada Inc. and PCI Carolina, Inc. (together "PCI Canada"), Kemwater North America Company ("KNA") and KWT, Inc. ("KWT") (together "Kemwater"), and All-Pure Chemical Co. ("All-Pure").

     On April 20, 1995, pursuant to a stock purchase agreement, dated as of March 24, 1995, by and among Pioneer and the holders of the outstanding common stock and other common equity interests of the Predecessor Company (the "Sellers"), Pioneer acquired all of such stock and interests (the "Pioneer Acquisition"). Prior to the Pioneer Acquisition, Pioneer, which was then named GEV Corporation, was actively seeking acquisitions and had no other operations.

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

     On October 31, 1997, the Company expanded into eastern Canadian and eastern United States chlor-alkali markets with the acquisition of the North American chlor-alkali business of ICI Canada, Inc. ("ICI Canada") and ICI Americas, Inc. ("ICI Americas") pursuant to an asset purchase agreement among Pioneer and its newly-formed subsidiaries, PCI Chemicals Canada Inc. and PCI Carolina, Inc., and Imperial Chemical Industries PLC ("ICI") and its subsidiaries, ICI Canada and ICI Americas. The purchase price for such acquisition (the "PCI Canada Acquisition") consisted of approximately $235.6 million, paid in cash, and the assumption of certain obligations related to the acquired chlor-alkali business. Headquartered in Montreal, Quebec, PCI Canada is a leading eastern North American merchant chlor-alkali manufacturer, serving primarily the pulp and paper industry.

     The Company now owns and operates five chlor-alkali production facilities with aggregate production capacity of approximately 950,000 electrochemical units ("ECUs", each consisting of 1 ton of chlorine and 1.1 tons of caustic soda). Approximately 60% of the Company's source of electricity, a major raw material in chlor-alkali production, is hydro-power based, currently the cheapest source in North America. In addition, over 22% of the Company's ECU capacity employs membrane cell technology, the most efficient available technology. Management believes that the Company is one of the six largest chlor-alkali producers in North America, with approximately 6% of North American production capacity.

     In addition to its chlor-alkali capacity, the Company manufactures hydrochloric acid, bleach, sodium chlorate and other products.

     As of December 31, 1998, Interlaken Investment Partners, L.P., a Delaware limited partnership (the "Interlaken Partnership") beneficially owned approximately 34.9% of the voting power of Pioneer and William R. Berkley (who may be deemed to beneficially own all shares of Pioneer common stock held by the Interlaken Partnership) beneficially owned approximately 59.8% of the voting power of Pioneer.

     PCAC. PCAC owns and operates three chlor-alkali production facilities, located in St. Gabriel, Louisiana, Henderson, Nevada and Tacoma, Washington. The facilities in St. Gabriel and Henderson were acquired by the Predecessor Company in 1988. The three facilities produce chlorine and caustic soda for sale in the merchant markets and for use as raw materials by PCAC, Kemwater and All-Pure in the manufacture of downstream products. The Henderson facility also produces hydrochloric acid and bleach, and the Tacoma Facility produces hydrochloric acid and calcium chloride. PCAC also has an indirect 15% equity interest in Saguaro Power Company L.P. ("Saguaro Power"), which owns and operates a 90-megawatt cogeneration facility located on approximately six acres of the Henderson property.

     PCI Canada. PCI Canada operates two chlor-alkali production facilities, at Becancour, Quebec and Dalhousie, New Brunswick, as well as additional downstream production units at Cornwall, Ontario. The Becancour facility also produces hydrochloric acid and bleach, and the Dalhousie facility also produces sodium chlorate. The Cornwall facility produces hydrochloric acid, bleach, chlorinated paraffins under the brand name Cereclor(R), and proprietary pulping additives, PSR 2000(R) and IMPAQT(R). PCI Chemicals Canada Inc.'s affiliate, PCI Carolina, Inc., purchases chlor-alkali products manufactured by PCI Chemicals Canada Inc. for sale to customers in the United States. PCI Chemicals Canada, Inc. and PCI Carolina, Inc. also provide hydrogen peroxide and bleaching enzymes to customers pursuant to a hydrogen peroxide resale agreement for eastern Canada and a bleaching enzyme resale agreement for North America.

     All-Pure. All-Pure manufactures bleach, repackages chlorine and hydrochloric acid and distributes these products along with caustic soda and related products to municipalities and selected commercial markets in the western United States. All-Pure purchases all of its chlorine and caustic soda and a substantial portion of its hydrochloric acid from PCAC. Because bleach contains a high percentage of water, freight costs and logistics are an important competitive factor. All-Pure's production plants and distribution facilities are strategically located in or near most of the largest population centers of the West Coast. In 1997, an unusual charge of $1.0 million was recorded, relating to the closure of certain of All-Pure's plants and the consolidation of their operations into other locations. In 1998, an unusual charge of $0.4 million was recorded, relating to the consolidation and downsizing of certain administrative functions at All-Pure. In December 1998, All-Pure sold its pool chemicals business, resulting in a $1.8 million loss from the disposal of assets plus an unusual charge of approximately $1.0 million related to closing the Company's facility at City of Industry, California. Substantially all unusual charges were paid by December 31, 1998.

     Kemwater. Kemwater manufactures and supplies polyaluminum chlorides to certain potable and waste water markets in the western United States and in the eastern United States. The products are used primarily to remove solids from waste water streams and to control hydrogen sulfide emissions. Kemwater also manufactures and markets aluminum sulfate to the waste water and pulp and paper industries. Kemwater has exclusive licenses to certain existing and future advanced water treatment technology in the development and sale of products and services for the potable water, waste water and industrial water treatment markets in the United States (other than the northeastern U.S.) and the Caribbean. A substantial amount of the chlorine and caustic soda used as raw materials by Kemwater is purchased from PCAC and PCI Canada. In 1997, due to continued operating losses, an unusual charge of $4.3 million was recorded to reduce the carrying value of certain Kemwater assets based upon management's estimates of net realizable value. In 1998, an unusual charge of $0.3 million was recorded, relating to the consolidation and downsizing of certain administrative functions at Kemwater. Substantially all unusual charges were expended by December 31, 1998. In early 1999, Kemwater sold its iron chlorides business, which is located in the western U.S. This disposal resulted in a pretax loss of approximately $0.9 million.

COMPETITION

     The chlor-alkali industry is highly competitive. Many of the Company's competitors, including The Dow Chemical Company ("Dow"), OxyChem, and PPG Industries, Inc. are larger and have greater financial resources than the Company. There are also numerous regional companies that specialize in a smaller number of chemical products. While a significant portion of the Company's business is based upon widely available technology, the difficulty in obtaining permits for the production of chlor-alkali and chlor-alkali related products may be a barrier to entry. The Company's ability to compete effectively depends on its ability to maintain competitive prices, to provide reliable and responsive service to its customers and to operate in a safe and environmentally responsible manner.

     North America represents approximately 30% of world chlor-alkali production capacity, with approximately 15.3 million tons of chlorine and 16.8 million tons of caustic soda production capacity. OxyChem and Dow are the two largest chlor-alkali producers in North America, together representing approximately 50% of North American capacity. The remaining capacity is held by approximately 20 companies. Approximately 65% of North American chlor-alkali capacity is located on the Gulf Coast of Texas and Louisiana. The Company's chlor-alkali capacity represents approximately 6% of total North American capacity. The chlorine and caustic soda currently produced at the Company's Henderson and Tacoma facilities provide a significant source of supply for the West Coast region, where the Company is the largest supplier of chlorine and bleach for water treatment purposes. The St. Gabriel and Tacoma facilities are leading suppliers of premium, low-salt grade caustic soda in their respective regions. The Company believes the strong regional presence of PCI Canada in eastern Canada and the eastern United States has enhanced the competitiveness of the Company's operations.

EMPLOYEES

     As of December 31, 1998, the Company had 1,134 employees. Ninety-four of the Company's employees at PCAC's Henderson, Nevada plant are covered by collective bargaining agreements with the United Steelworkers of America and the International Association of Machinists and Aerospace Workers that are in effect until March 13, 2001, and 117 of the Company's employees at PCAC's Tacoma facility are covered by collective bargaining agreements with the International Chemical Workers and the Operating Engineers that are in effect until June 7, 2000 and June 11, 2003, respectively. At PCI Canada's Becancour facility, 134 employees are covered by collective bargaining agreements with the Energy and Paper Workers Union that are in effect until April 30, 2000, and 35 employees at PCI Canada's Cornwall facility are represented by the United Steelworkers Union, with a collective bargaining agreement that expires on October 31, 2000. Eighteen employees at All-Pure's Tacoma facility are covered by a collective bargaining agreement with the Teamsters Union that is in effect until December 1, 2002. The Company's employees at other production facilities are not covered by union contracts or collective bargaining agreements. The Company considers its relationship with its employees to be good and it has not experienced any strikes or work stoppages.

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

     Most of the Company's plants manufacture or use chlorine, which is in gaseous form if released into the air. Chlorine gas in relatively low concentrations can irritate the eyes, nose and skin and in large quantities or high concentrations can cause permanent injury or death. From 1995 to date, there have been minor releases at the Company's plants, none of which has had any impact on human health or the environment. Those releases were controlled by plant personnel, in some cases with the assistance of local emergency response personnel, and there were no material claims against the Company as a result of those incidents. The Company maintains systems to detect emissions of chlorine at its plants, and the St. Gabriel, Tacoma and Henderson plants are members of their local industrial emergency response networks. The Company believes that its insurance coverage is adequate with respect to costs that might be incurred in connection with any future release, although there can be no assurance that the Company will not incur substantial expenditures that are not covered by insurance if a major release does occur in the future.

     Water Quality. The Company maintains waste water discharge permits for many of its facilities pursuant to the U.S. Federal Water Pollution Control Act of 1972, as amended, and comparable state laws. Where required, the Company has also applied for permits to discharge stormwater under such laws. In order to meet the discharge requirements applicable to stormwater, it will be necessary to modify surface drainage or make other changes at certain plants. The Company spent approximately $2.5 million during the combined 1998 and 1997 period for modifications to the stormwater system at the Henderson plant, and believes that any additional costs associated with stormwater discharge at Henderson and its other plants will not have a material adverse effect on the Company's financial condition, liquidity or operating results. The various states in which the Company operates also have water pollution control statutes and regulatory programs which include groundwater and surface water protection provisions. The requirements of these laws vary and are generally implemented through a state regulatory agency. These water protection programs typically require site discharge permits, and spill notification, prevention and corrective action plans. At several of the Company's facilities, investigations or remediations are underway and at some of these locations regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources. The Company could be required to incur additional costs to construct and operate remediation systems in the future. In addition, at several of its facilities, the Company is in the process of replacing or closing ponds for the collection of wastewater. The Company plans to spend approximately $1.4 million during the next 15 years for closure of eight chlor-alkali waste water disposal ponds at its Henderson plant.

     Hazardous and Solid Wastes. The Company's manufacturing facilities generate hazardous and non-hazardous solid wastes which are subject to the requirements of the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. Under the 1984 amendments to RCRA, the EPA promulgated regulations banning the land disposal of certain hazardous wastes unless the wastes meet defined treatment or disposal standards, including certain mercury-containing wastes generated by the Company's St. Gabriel plant. In response to these regulations, the St. Gabriel plant has substantially reduced the quantity of wastes that are subject to the land ban through the installation of an in-plant treatment system that reduces the level of mercury in its wastes below the hazardous classification. The Company's disposal costs could increase substantially if its present disposal sites become unavailable due to capacity or regulatory restrictions. The Company presently believes, however, that its current disposal arrangements, together with the new treatment system, will allow the Company to continue to dispose of land-banned wastes with no material adverse effect on it.

     Superfund. In the ordinary course of the Company's operations, substances are generated that fall within the definition of "hazardous substances," and the Company is the owner or operator of several sites at which hazardous substances have been released into soil or groundwater. Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, regulatory agencies or third parties may incur costs to investigate or remediate such conditions and seek reimbursement from the Company for such costs. However, no investigations or remedial activities are currently being conducted under CERCLA by third parties at any of the Company's facilities, other than under provisions of indemnification agreements protecting the Company from liability. Such activities are being carried out at certain facilities under the other statutory authorities discussed above.

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

     The Canadian Environmental Protection Act ("CEPA") is the primary federal statute which governs environmental matters throughout the provinces. The Chlor-Alkali Mercury Release Regulations and the Chlor-Alkali Mercury Liquid Effluent Regulations, adopted under the CEPA, regulate the operation of the Dalhousie facility. In particular, these regulations provide for the quantity of mercury a chlor-alkali plant may release into the ambient air and the quantity of mercury that may be released with liquid effluent. The federal Fisheries Act is the principal federal water pollution control statute. It prohibits the deposit of deleterious substances into waters frequented by fish. This law would apply in the event of a spill of caustic soda or another deleterious substance that adversely impacts marine life in a waterway. The Cornwall, Becancour and Dalhousie facilities are all located adjacent to major waterways and are therefore subject to the requirements of this statute.

     The primary provincial environmental laws include the Environmental Protection Act in the province of Ontario, the Quebec Environment Quality Act in Quebec and the Clean Environment Act in New Brunswick. In general, each of these acts regulates the discharge of a contaminant into the natural environment if such discharge causes or is likely to cause an adverse effect.

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

     In connection with the 1988 acquisition of the Henderson and St. Gabriel properties by PAI, the sellers agreed to indemnify PAI with respect to, among other things, certain environmental liabilities associated with historical operations at the Henderson site. ZENECA Delaware Holdings, Inc. and ZENECA, Inc. (collectively, the "ZENECA Companies") have assumed the indemnity obligations. In general, PAI is indemnified against environmental costs which arise from or relate to pre-closing actions which involved disposal, discharge or release of materials resulting from the former agricultural chemical and other non-chlor-alkali manufacturing operations at the Henderson plant. The ZENECA Companies are also responsible for costs arising out of the pre-closing actions of Basic Investments and pre-closing actions at the Basic Complex and for other pre-closing environmental liabilities arising at other off-site locations. Under the ZENECA Indemnity, PAI may only recover indemnified amounts for environmental work to the extent that such work is required to comply with environmental laws or is reasonably required to prevent an interruption in the production of chlor-alkali products. The indemnity also covers certain claims by non-governmental third parties, provided notice of such claims is given to the ZENECA Companies no later than April 20, 1999. PAI is responsible for environmental costs relating to the chlor-alkali manufacturing operations at the Henderson plant, both pre- and post-acquisition, for certain actions taken without ZENECA's consent and for certain operation and maintenance costs of a groundwater treatment system at the facility.

     Payments for environmental liabilities under the ZENECA Indemnity, together with other non-environmental liabilities for which the ZENECA Companies agreed to indemnify PAI, cannot exceed approximately $65 million. To date the Company has been reimbursed for approximately $12 million of costs covered by the ZENECA Indemnity, but the ZENECA Companies may have directly incurred additional costs that would further reduce the total amount remaining under the ZENECA Indemnity. In 1994, PAI recorded an additional $3.2 million environmental reserve related to pre-closing actions at sites that are the responsibility of ZENECA. At the same time a receivable was recorded from ZENECA for the same amount.

It is the Company's policy to record such amounts when a liability can be reasonably estimated. No additional amounts were recorded in 1998, 1997 or 1996.

     The ZENECA Indemnity will terminate on April 20, 1999. The ZENECA Indemnity will continue to cover claims after the expiration of the term of the indemnity provided that, prior to the expiration of the indemnity, proper notice to the ZENECA Companies is given and either the ZENECA Companies have assumed control of such claims or the Company is contesting the legal requirements that gave rise to such claims, or has commenced removal, remedial or maintenance work with respect to such claims, or has commenced an investigation which results in the commencement of such work within ninety days. Proper notice has been provided to the ZENECA Companies with respect to outstanding claims under the ZENECA Indemnity, but the amount of such claims has not yet been determined, given the ongoing nature of the environmental work at Henderson. The Company believes that the ZENECA Companies will continue to honor their obligations under the ZENECA Indemnity for claims properly presented by the Company. It is possible, however, that disputes could arise between the parties concerning the effect of contractual language and that the Company would have to subject its claims for clean-up expenses, which could be substantial, to the contractually-established arbitration process.

     Sellers' Indemnity. In connection with the Pioneer Acquisition, the former stockholders of PAI (the "Sellers") agreed to indemnify Pioneer and its affiliates for certain environmental liabilities that result from certain discharges of hazardous materials, or violations of environmental laws, arising prior to the closing date from or relating to the PAI plant sites or arising before or after the closing date with respect to certain environmental liabilities relating to certain properties and interests (the "Contingent Payment Properties") held by the Company for the benefit of the Sellers. Amounts payable pursuant to such indemnity will generally be payable as follows: (i) out of certain reserves established on PAI's balance sheet at December 31, 1994;
(ii) either by offset against the amounts payable under the $11.5 million in notes payable by the Company to the Sellers or from amounts held in an account (the "Contingent Payment Account") established for the deposit of proceeds from the Contingent Payment Properties; and (iii) in certain circumstances and subject to specified limitations, out of the personal assets of the Sellers. The Company is required to reimburse the Sellers with amounts recovered under the ZENECA Indemnity or from other third parties. To the extent that liabilities exceed proceeds from the Contingent Payment Properties, the Company would be limited, for a ten-year period, principally to its rights of offset against the Sellers' notes (and to amounts available under the ZENECA Indemnity, to the extent then in effect) to cover such liabilities.

     The Company will not receive any of the economic benefits from the Contingent Payment Properties, except that certain environmental and other indemnification obligations of the Sellers to the Company may be satisfied from proceeds from such investments and except to the extent that such investments are owned by the Company on April 20, 2015. As of December 31, 1998, such proceeds, which are held by the Company in the Contingent Payment Account as collateral for any indemnification obligations of the Sellers to the Company, amounted to $5.7 million.

     OCC Tacoma Indemnity. In connection with the Tacoma Acquisition in June 1997, OCC Tacoma agreed to indemnify the Company with respect to certain environmental matters, which indemnity is guaranteed by OxyChem. In general, the Company will be indemnified against damages incurred for remediation of certain environmental conditions, for certain environmental violations caused by pre-closing operations at the site and for certain common law claims. The conditions subject to the indemnity are sites at which hazardous materials have been released prior to closing as a result of pre-closing operations at the site (together, the "Excluded Environmental Conditions"). In addition, OCC Tacoma will indemnify the Company for certain costs relating to releases of hazardous materials from pre-closing operations at the site into the Hylebos Waterway, site groundwater containing certain volatile organic compounds that must be remediated under an RCRA permit, and historical disposal areas on the embankment adjacent to the site for maximum periods of 24 or 30 years, depending upon the particular condition, after which the Company will have full responsibility for any remaining liabilities with respect to such conditions. OCC Tacoma may obtain an early expiration date for conditions other than the Excluded Environmental Conditions by obtaining a discharge of liability or an approval letter from a governmental authority. Although there can be no assurance that presently anticipated remediation work will be completed prior to the expiration of the indemnity, or that additional remedial requirements will not be imposed thereafter, the Company believes that the residual liabilities, if any, can be managed in a manner that will not have a material adverse effect on the Company.

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

     PCI Canada Acquisition Indemnity. In the PCI Canada Acquisition purchase agreement, ICI and its affiliates (the "ICI Indemnitors") have agreed to indemnify the Company for certain liabilities associated with environmental matters arising from pre-closing operations of the business acquired by PCI Canada. In particular, the ICI Indemnitors will retain unlimited responsibility for environmental liabilities associated with the Cornwall site, liabilities arising out of the discharge of contaminants into rivers and marine sediments and liabilities arising out of off-site disposal sites (the "Retained Environmental Liabilities"). The ICI Indemnitors will also provide a general environmental indemnity for other pre-closing environmental matters. This indemnity will terminate on October 31, 2007, and is subject to a limit of $25 million (Cdn). The Company may not recover under the environmental indemnity until it has incurred cumulative costs of $1 million (Cdn), at which point the Company may recover costs in excess of $1 million (Cdn). As of December 31, 1998, the Company had incurred no cumulative costs towards the $25 million (Cdn) indemnity.

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

ITEM 2. PROPERTIES.

FACILITIES

     The following table sets forth certain information regarding the Company's principal production, distribution and storage facilities as of March 23, 1999. All property is leased unless otherwise indicated.

                                                                   MANUFACTURED PRODUCTS,
LOCATION                                                              TYPE OF FACILITY
--------                                                           ----------------------
PCAC Facilities
St. Gabriel, Louisiana*.....................................  Chlorine and caustic soda
                                                              Hydrogen
Henderson, Nevada*..........................................  Chlorine and caustic soda
                                                              Hydrochloric acid
                                                              Bleach
                                                              Hydrogen
Tacoma, Washington*.........................................  Chlorine and caustic soda
                                                              Calcium chloride
                                                              Hydrochloric acid
                                                              Hydrogen
Various.....................................................  Caustic soda storage terminals
PCI Canada Facilities
Becancour, Quebec*..........................................  Chlorine and caustic soda
                                                              Hydrochloric acid
                                                              Bleach
                                                              Hydrogen
Dalhousie, New Brunswick*...................................  Chlorine and caustic soda
                                                              Sodium chlorate
                                                              Hydrogen
Cornwall, Ontario...........................................  Bleach
                                                              Hydrochloric acid
                                                              Cereclor(R) chlorinated paraffin
                                                              PSR 2000(R) pulping additive
                                                              IMPAQT(R) pulping additive
Various.....................................................  Caustic soda terminals
All-Pure Facilities
Tracy, California...........................................  Bleach
                                                              Chlorine repackaging
                                                              Hydrochloric acid repackaging
Santa Fe Springs, California................................  Bleach
                                                              Chlorine repackaging
Tacoma, Washington*.........................................  Bleach
                                                              Chlorine repackaging
Various.....................................................  Distribution
Kemwater Facilities
Antioch, California*........................................  Aluminum sulfate
Spokane, Washington.........................................  Aluminum sulfate
                                                              Polyaluminum chlorides
Savannah, Georgia...........................................  Aluminum sulfate
                                                              Polyaluminum chlorides
                                                              Sodium aluminate
                                                              Ferric sulfate
Various.....................................................  Distribution

---------------

* Owned property

     Corporate headquarters for Pioneer and PCAC are located in leased office space in Houston, Texas under a lease terminating in 2002. PCI Canada's corporate headquarters are in leased office space in Montreal, Quebec under a lease terminating in 2003. PCI Canada also owns a technology center in Mississauga, located on 1.2 acres of land in the Sheridan Park Research Center near Toronto, Ontario, which conducts applications research, particularly with respect to pulp and paper process technology. All-Pure has its corporate headquarters in leased office space in Walnut Creek, California under a lease terminating in 2002. KNA has its corporate headquarters in leased office space in Ventura, California under a lease terminating in 1999. KWT has its corporate headquarters in leased office space in Savannah, Georgia under a lease terminating in 2015.

     The Tacoma Acquisition was financed with the proceeds of a nine and one-half year $100 million term facility provided to PAI (the "PAI Term Facility"), and with a portion of the proceeds of a $200 million offering of 9 1/4% Senior Secured Notes due 2007 issued by PAI (the "Senior Notes"). The Senior Notes and obligations outstanding under the PAI Term Facility are secured by first mortgages on PCAC's St. Gabriel, Henderson and Tacoma facilities. The PCI Canada Acquisition was financed with the proceeds of a nine and one-quarter year $83 million term facility provided to Pioneer Americas (the "PCI Canada Term Facility"), and with the proceeds of a $175 million offering of 9 1/4% Senior Secured Notes due 2007 issued by PCI Canada (the "PCI Canada Senior Notes"). The PCI Canada Senior Notes and obligations outstanding under the PCI Canada Term Facility are secured by liens on and security interests in substantially all tangible and intangible property and assets used in PCI Canada's business in Canada.

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

     Henderson, Nevada. The Henderson plant is located on a 374-acre site near Las Vegas, Nevada. Approximately 70 acres are developed and used for production facilities. The original plant, which began operation in 1942, was upgraded and rebuilt in 1976-1977. Annual production capacity at the plant is 152,000 tons of chlorine, 167,200 tons of caustic soda and 130,000 tons of hydrochloric acid (which uses chlorine as a raw material). In addition, the plant produces bleach. The Henderson plant is part of an industrial complex shared with three other manufacturing companies. Common facilities and property are owned and managed by subsidiaries of Basic Investments, Inc. ("BII"), which provide common services to the four site companies. BII's facilities include extensive water and high voltage power distribution systems, railroad facilities and access roads.

     Tacoma, Washington. The Tacoma plant is located on a 31-acre site which is part of an industrial complex on the Hylebos Waterway in Tacoma, Washington. The plant was upgraded and expanded in the late 1970s and in 1988. The site has rail facilities as well as docks capable of handling ocean-going vessels. Annual capacity is 225,000 tons of chlorine, 247,500 tons of caustic soda, 44,000 tons of hydrochloric acid and 8,800 tons of calcium chloride.

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

     Dalhousie, New Brunswick. The Dalhousie facility is located on a 36-acre site along the north shore of New Brunswick on the Restigouche River. The facility consists of a chlor-alkali plant built in 1963 and expanded in 1971 and a sodium chlorate plant built in 1992. Annual production capacity is 36,000 tons of chlorine, 40,000 tons of caustic soda and 22,000 tons of sodium chlorate.

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

     Santa Fe Springs, California. The Santa Fe Springs plant includes a bleach production plant and a chlorine repackaging facility on a 4.5-acre tract. The land at the facility is leased under a lease expiring in 2008 with a five-year renewal option.

     Tacoma, Washington. The Tacoma facility serves the Pacific Northwest market. The plant consists of a bleach production facility and a chlorine repackaging facility on a five-acre company-owned site.

KEMWATER PRODUCTION FACILITIES

     Antioch, California. Production facilities at the Antioch facility include an aluminum sulfate plant. Caustic soda and sulfuric acid are terminaled and distributed from the location. The 22-acre company-owned site has deepwater access as well as rail service.

     Spokane, Washington. The Spokane facility has an aluminum sulfate plant located on 4 acres. Sulfuric acid purchased from third parties is also distributed from the location, and the facility also terminals sulfuric acid. During the fourth quarter of 1998, a polyaluminum chloride facility was opened at the site. The land at the site is leased under a lease expiring in 2003.

     Savannah, Georgia. Production facilities at Savannah include a polyaluminum chlorides plant, an aluminum sulfate plant, a sodium aluminate plant, and a ferric sulfate granule dissolving plant. The two acre site is leased under a lease expiring in 2005, subject to options to extend the lease until 2015.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of 1998 to a vote of holders of Pioneer's Common Stock.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The names, ages and current offices of the executive officers of the Company, who are to serve until the next annual meeting of the Board of Directors to be held in 1999, are set forth below.

NAME AND AGE                                                          OFFICE
------------                                                          ------
Michael J. Ferris (54).........................  President and Chief Executive Officer
Philip J. Ablove (58)..........................  Vice President and Chief Financial Officer
Jerry B. Bradley (53)..........................  Vice President, Human Resources
Samuel Z. Chamberlain (51).....................  Vice President, Environmental, Health and Safety
Ronald E. Ciora (57)...........................  President of All-Pure Chemical Co.
James E. Glattly (52)..........................  President of Pioneer Chlor Alkali Company, Inc.
Kent R. Stephenson (49)........................  Vice President, General Counsel and Secretary
Norman E. Thogersen (51).......................  President of PCI Chemicals Canada Inc.

     Michael J. Ferris has served as President and Chief Executive Officer and a director of the Company since January 1997. He was employed by Vulcan Materials Company, a company engaged in the production of industrial materials and commodities with significant positions in two industries, construction aggregates and chemicals in various capacities, from March 1974 to January 1997. His last position was Executive Vice President, Chemicals from 1996 to 1997.

     Philip J. Ablove has served as Vice President and Chief Financial Officer of the Company since March 1996. He was a consultant and an officer and director specializing in high growth or financially distressed companies from 1983 to 1996. In a consulting role he served as Acting Chief Financial Officer of Pioneer from October 1995 to March 1996. He has also been a director of Pioneer since January 1991.

     Jerry B. Bradley has served as Vice President, Human Resources of the Company since October 1995. From May 1993 to October 1995, Mr. Bradley was President of Tandem Partners, Inc., a human resources consulting firm. From 1978 to 1993 he was employed by Occidental Chemical Corporation, which he served as Vice President, Human Resources.

     Samuel Z. Chamberlain has served as Vice President, Environment Health and Safety of the Company since April 1998. Mr. Chamberlain served as
Director -- Environmental, Legislative and Regulatory Affairs for Sterling Chemicals, Inc. from 1986 to 1998. From 1972 to 1986, Mr. Chamberlain was employed by Monsanto Company.

     Ronald E. Ciora has served as President of All-Pure since November 1995. For more than five years prior thereto, he was President and Chief Executive Officer of DPC Industries, Inc., DX Distribution, Inc. and DXI Industries, Inc., which are companies engaged in chemical distribution, chlorine repackaging and bleach manufacturing.

     James E. Glattly has served as President of PCAC since December 1996. From November 1988 to December 1996 he served as Vice President, Sales and Marketing of this subsidiary. Prior to joining the Company he was employed by Occidental Chemical Corporation.

     Kent R. Stephenson has served as Vice President, General Counsel and Secretary of the Company since June 1995, and as Vice President, General Counsel and Secretary of PAI since 1993. Prior to joining the Company, he was employed by Zapata Corporation, then an oil and gas services company.

     Norman E. Thogersen has served as President of PCI Canada since October 1997. Mr. Thogersen served as Chairman, President and Chief Executive Officer of ICI Canada from 1995 to 1997, and as Vice President and General Manager of ICI's North American chlor-alkali from 1988 to 1995.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

     Pioneer's Class A Common Stock is traded on The Nasdaq SmallCap Market under the symbol "PIONA". There is no established trading market for Pioneer's Class B Common Stock. The price range for the Class A Common Stock, as adjusted to reflect the Reverse Stock Split and stock dividends, for each quarterly period for the last two fiscal years is shown in the following table:

                                                               HIGH     LOW
                                                              ------   -----
1998
  Fourth Quarter............................................  $ 8.18   $2.78
  Third Quarter.............................................    8.65    3.27
  Second Quarter............................................   11.45    7.24
  First Quarter.............................................   14.25    7.24
1997
  Fourth Quarter............................................  $15.61   $6.55
  Third Quarter.............................................    7.10    4.59
  Second Quarter............................................    7.10    4.50
  First Quarter.............................................    6.01    4.37

     Prices set forth in the table are as reported in the consolidated transaction reporting system.

     As of February 9, 1999, there were approximately 132 holders of record of the Class A Common Stock and there was one holder of record of the Class B Common Stock.

     No cash dividends have been declared or paid with respect to Pioneer's Common Stock during the two most recent fiscal years. Pursuant to the terms of certain debt instruments, there are restriction on the ability of PAI to transfer funds to Pioneer, resulting in limitations on Pioneer's ability to declare dividends on its Common Stock. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 10 to the Consolidated Financial Statements included in Item 8 -- Financial Statements and Supplementary Data.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected historical financial data of the Company for the years ended December 31, 1998, 1997, 1996 and 1995. The table also sets forth, for comparative purposes, selected historical financial data of the Predecessor Company for the year ended December 31, 1994 and for the period from January 1, 1995 to April 20, 1995. Certain amounts have been reclassified in prior years to conform to the current year presentation. Per share information for all periods presented reflects 7% stock dividends on the Class A and Class B Common Stock in December 1998, December 1997 and December 1996. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                                                              PREDECESSOR COMPANY
                                                                                         ------------------------------
                                                                                           PERIOD FROM
                                                                                         JANUARY 1, 1995
                                                     YEAR ENDED DECEMBER 31,                 THROUGH        YEAR ENDED
                                           -------------------------------------------      APRIL 20,      DECEMBER 31,
                                             1998      1997(1)      1996      1995(2)         1995             1994
                                           --------   ---------   --------   ---------   ---------------   ------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues.................................  $384,688   $ 270,341   $208,908   $ 142,908      $ 57,848         $167,217
Cost of sales............................   301,793     207,906    150,464      98,175        37,400          134,556
                                           --------   ---------   --------   ---------      --------         --------
Gross profit.............................    82,895      62,435     58,444      44,733        20,448           32,661
Selling, general and administrative
  expenses...............................    50,162      36,192     29,860      20,765         7,047           22,529
Unusual charges..........................     1,661       5,348         --          --            --               --
                                           --------   ---------   --------   ---------      --------         --------
Operating income.........................    31,072      20,895     28,584      23,968        13,401           10,132
Interest expense, net....................   (50,521)    (28,987)   (19,212)    (13,540)       (1,665)          (6,407)
Other income (expense), net..............     1,755       1,907        887         637          (115)           4,663
                                           --------   ---------   --------   ---------      --------         --------
Income (loss) before income taxes and
  extraordinary items....................   (17,694)     (6,185)    10,259      11,065        11,621            8,388
Income tax provision (benefit)...........    (4,677)       (289)     5,859       5,579         4,809            3,242
                                           --------   ---------   --------   ---------      --------         --------
Income (loss) before extraordinary
  item...................................   (13,017)     (5,896)     4,400       5,486         6,812            5,146
Extraordinary item, net of tax(3)........        --     (18,658)        --          --        (3,420)              --
                                           --------   ---------   --------   ---------      --------         --------
Net income (loss)........................  $(13,017)  $ (24,554)  $  4,400   $   5,486      $  3,392         $  5,146
                                           ========   =========   ========   =========      ========         ========
Net income (loss) per share -- basic and
  diluted................................  $  (1.22)  $   (2.30)  $   0.42   $    0.65
                                           ========   =========   ========   =========
OTHER FINANCIAL DATA:
Capital expenditures.....................  $ 34,759   $  28,091   $ 17,839   $  13,556      $  3,389         $  5,681
Depreciation and amortization............    50,316      27,655     18,213      12,274         4,490           13,595
Cash flows from operating activities.....    39,337      27,320     29,234      27,014         2,611           22,419
Cash flows from investing activities.....   (34,424)   (354,682)   (25,120)   (165,874)       (3,389)          (4,987)
Cash flows from financing activities.....    (2,264)    363,495         72     147,036          (312)         (15,891)
BALANCE SHEET DATA:
Total assets.............................  $731,442   $ 753,672   $301,568   $ 264,083      $165,329         $163,039
Total long-term debt (exclusive of
  current maturities), redeemable
  preferred stock and redeemable stock
  put warrants...........................   589,668     592,366    161,103     146,463        57,677           57,865
Common stockholders' equity..............    23,553      36,221     59,901      44,475        26,370           23,102
ADDITIONAL DATA:
EBITDA(4)................................    86,649      55,805     47,684      36,879        17,776           28,390

---------------

(1) The Tacoma Facility was acquired in June 1997 and the business of PCI Canada was acquired on October 31, 1997. The results of operations for the year ended December 31, 1997 include results from the respective acquisition dates through December 31, 1997.

(2) The results of operations include the results of operations of PAI since its acquisition on April 20, 1995.

(3) An extraordinary item of $18.7 million in 1997, net of an income tax benefit of $12.4 million, consisted primarily of the 20% premium paid on the face value of the notes and the write-off of debt placement fees pertaining to debt refinanced by the Company concurrent with the Tacoma Acquisition. An extraordinary item of $3.4 million in the period ended April 20, 1995, net of an income tax benefit of $2.1 million, was due to costs incurred and previously capitalized costs written off, pertaining to debt refinanced by the Predecessor Company prior to the Acquisition.

(4) EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, unusual charges and extraordinary items. It is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities and other combined income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company's profitability or liquidity. The Company's calculation of EBITDA may not be consistent with similarly captioned amounts used by other companies.

     The following table sets forth selected historical financial data of the Company prior to the Pioneer Acquisition for the year ended December 31, 1994. The data should be read in conjunction with the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   1994
                                                              --------------
                                                              (IN THOUSANDS,
                                                                EXCEPT PER
                                                               SHARE DATA)
STATEMENT OF OPERATIONS DATA:
General and administrative expenses.........................      $  155
Interest income.............................................          15
                                                                  ------
Net loss....................................................      $ (140)
                                                                  ======
Net loss per share..........................................      $(0.03)
                                                                  ======
Average number of shares of common stock outstanding........       5,296
BALANCE SHEET DATA:
Total assets................................................      $  912
Stockholders' equity........................................         762

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company manufactures and markets chlorine, caustic soda, muriatic acid and related products used in a variety of applications, including water treatment, plastics, pulp and paper, detergents, agricultural chemicals, pharmaceuticals, and medical disinfectants.

     Chlorine and caustic soda are the seventh and sixth most commonly produced chemicals, respectively, in the United States, based on volume, and are used in a wide variety of applications and chemical processes. Caustic soda and chlorine are co-products, concurrently produced in a ratio of approximately 1.1 to 1, through the electrolysis of salt water. An electrochemical unit ("ECU") consists of 1.1 tons of caustic soda and 1 ton of chlorine.

     Chlorine is used to manufacture over 15,000 products, including approximately 60% of all commercial chemistry, 85% of all pharmaceutical chemistry and 95% of all crop protection chemistry. Products manufactured with chlorine as a raw material include water treatment chemicals, plastics, detergents, pharmaceuticals, disinfectants and agricultural chemicals. Chlorine is also used directly in water disinfection applications. In the United States and Canada, virtually all public drinking water is made safe to drink by chlorination, and a significant portion of industrial and municipal waste water is treated with chlorine or chlorine derivatives to kill water-borne pathogens and remove solids.

     Caustic soda is a versatile chemical alkali used in a diverse range of manufacturing processes, including metal smelting, oil production and refining and pulp and paper production. Caustic soda is combined with chlorine to produce bleach. Caustic soda is also used as an active ingredient in a wide variety of other end use products, including detergents, rayon and cellophane.

     The chlorine and caustic soda markets have been, and are likely to continue to be, cyclical. Periods of high demand, high capacity utilization and increasing operating margins tend to result in new plant investments and increased production until supply exceeds demand, followed by a period of declining prices and declining capacity utilization until the cycle is repeated. Historically, chlorine demand has followed growth trends in polyvinyl chloride ("PVC"), non-vinyl polymers and water treatment markets, reduced by decreased chlorine use in the pulp and paper industry and as a feedstock in the production of chlorofluorocarbons ("CFCs") due to regulatory pressures.

     The markets for chlorine and caustic soda are affected by general economic conditions, both in North America and elsewhere in the world. During 1998, with the growing economic crisis in Asia, and subsequently South America, supply of chlor-alkali products exceeded demand, resulting in reduced pricing. These markets had experienced steady growth through early 1998. Chlorine prices rose from $145 per ton in early 1994 to approximately $195 at the end of 1997 and then, as a result of market pressures, dropped to approximately $65 per ton at the end of 1998. Continuance of these market conditions will have a material adverse effect on the Company's results of operations and cash flows. In addition, two announced North American capacity increases will begin production during 1999.

     Typically, as chlorine demand falls, the industry's operating rate decreases. This results in demand for chlorine's co-product, caustic soda, to exceed production, creating price increases for caustic soda. However, due to the world-wide economic conditions, particularly in the pulp and paper markets, demand for caustic soda fell. As a result, these prices have not increased and are showing signs of weakening. Caustic soda prices approximated $200 per ton during the latter half of 1997, but were approximately $180 per ton at the end of 1998.

     Large quantities of chlorine are not typically stored, and therefore chlor-alkali production rates are based on short-term chlorine demand (typically one month). However, chlor-alkali plants do not achieve optimum cost efficiency if production rates are cycled. The maintenance of steady production rates is made difficult by the cyclical nature of the chlor-alkali business, which is at times exacerbated because the market demand for chlorine differs from that of caustic soda. The chlor-alkali market has shifted from ECU buyers to independent markets, unlinking the markets for these two products. Peak and trough demand for chlorine and caustic soda rarely coincide and caustic soda demand, in the past, has tended to trail chlorine demand into and out of economic growth cycles.

     Railcars are often used to transport chlorine and caustic soda. During 1997, and continuing into 1998, there was a lack of railcar availability due to the Union Pacific transportation problems experienced in the western United States. This issue created problems surrounding the shipment of the products, resulting in lower sales and production during the periods.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data for the periods indicated (dollars in thousands and percentages of revenues):

                                               YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------------
                                      1998             1997(1)              1996
                                 --------------     --------------     --------------
Revenues.......................  $384,688   100%    $270,341   100%    $208,908   100%
Cost of sales..................   301,793    78      207,906    77      150,464    72
                                 --------   ---     --------   ---     --------   ---
Gross profit...................    82,895    22       62,435    23       58,444    28
Selling, general and
  administrative expenses......    50,162    13       36,192    13       29,860    14
Unusual charges................     1,661     1        5,348     2           --    --
                                 --------   ---     --------   ---     --------   ---
Operating income...............    31,072     8       20,895     8       28,584    14
Interest expense, net..........   (50,521)  (13)     (28,987)  (11)     (19,212)   (9)
Other income, net..............     1,755     1        1,907     1          887    --
                                 --------   ---     --------   ---     --------   ---
Income (loss) before income
  taxes and extraordinary
  item.........................   (17,694)   (4)      (6,185)   (2)      10,259     5
Income tax provision
  (benefit)....................    (4,677)   (1)        (289)   --        5,859     3
                                 --------   ---     --------   ---     --------   ---
Income (loss) before
  extraordinary item...........   (13,017)   (3)      (5,896)   (2)       4,400     2
Extraordinary item, net of tax
  benefit......................        --    --      (18,658)   (7)          --    --
                                 --------   ---     --------   ---     --------   ---
Net income (loss)..............  $(13,017)   (3)%   $(24,554)   (9)%   $  4,400     2%
                                 ========   ===     ========   ===     ========   ===

---------------

(1) The Tacoma Facility was acquired on June 17, 1997 and the business of PCI Canada was acquired on October 31, 1997. The results of operations for the year ended December 31, 1997 include the results of operations from the respective acquisition dates through December 31, 1997.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

  Revenues

     Revenues increased $114.3 million, or approximately 42% to $384.7 million for the twelve months ended December 31, 1998, as compared to the same period in 1997. The acquisitions of the operations of PCI Canada in November 1997 and the Tacoma Facility in June 1997 accounted for this increase. Partially offsetting this increase were lower average ECU prices during the period, as compared to 1997. The Company's average ECU sales price for the year ended December 31, 1998 was $336, a decrease of approximately 9% from the average 1997 sales price of $370. Also, production volumes were reduced by two factors. First, production and sales were hampered as a result of a lack of railcar availability in the western United States due to Union Pacific rail transportation problems. Second, production at the Company's Henderson plant fell in early 1998 because of three failed transformers, which are now fully operational. Revenues at the Company's downstream operations decreased as the Company disposed of its packaged household bleach operations during the third quarter and its pool chemicals business in the fourth quarter of 1998. Also, competitive conditions and adverse weather conditions during the early portions of the year resulted in revenue decreases in the downstream businesses.

  Cost of Sales

     Cost of sales increased $93.9 million, or 45% in 1998, as compared to 1997. The primary reason for this increase was the additional sales volume from the acquired operations. In addition, unit production costs were higher during 1998. This was principally due to a 3% increase in per unit power price in 1998 compared to 1997. Partially offsetting these increases was lower cost of sales at the downstream businesses due to lower sales volumes.

  Gross Profit

     Gross profit margin decreased slightly to approximately 22% in 1998 from 23% in 1997, primarily as a result of depressed ECU net sales prices, offset in part by the operating efficiencies of the acquired businesses.

  Selling, General and Administrative Expense

     Selling, general and administrative expenses increased $14.0 million in 1998, primarily as a result of the acquisition of the business of PCI Canada.

  Unusual Charges

     Unusual charges in 1998 included approximately $1.0 million related to the disposition of All-Pure's pool chemicals business at City of Industry, California. Also, a charge of approximately $0.7 million was taken for the consolidation and downsizing of certain administrative functions of All-Pure and Kemwater. Substantially all accrued unusual charges were expended by December 31, 1998.

  Interest Expense, Net

     Interest expense, net increased $21.5 million to $50.5 million in 1998 as a direct result of the debt incurred for the acquisitions of the Tacoma Facility and the business of PCI Canada. Partially offsetting this was lower interest expense from refinancing the $135.0 million of 13 3/8% First Mortgage Notes at substantially lower interest rates in June 1997.

  Other Income, Net

     Other income, net in 1998 included the receipt of cash dividends of $1.0 million from the Company's 15% partnership interest in Saguaro Power Company, a gain from the settlement of a lawsuit for approximately $0.7 million, a gain from a business interruption insurance claim at the Henderson plant related to the failed transformers and a state franchise tax refund. Offsetting this was a $1.8 million loss on disposal of All-Pure's pool chemical business.

  Extraordinary Item from Early Extinguishment of Debt

     During 1997, the Company recognized an $18.7 million extraordinary item (net of tax benefit of $12.4 million) from early extinguishment of the 13 3/8% First Mortgage Notes. The extraordinary loss consisted primarily of the 20% premium paid on the face value of the notes and the write-off of debt placement fees related to the notes.

  Net Loss

     Net loss for the twelve months ended December 31, 1998 was $13.0 million, compared to a net loss of $24.6 million for the same period in 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

  Revenues

     Revenues increased by $61.4 million, or approximately 29% to $270.3 million for 1997, as compared to 1996. The increase in revenues was primarily attributable to the additional sales volumes from the Tacoma Facility that was acquired on June 17, 1997 and the PCI Canada Acquisition, effective October 31, 1997. Partially offsetting this increase were lower sales volumes from the Company's Henderson and St. Gabriel plants and lower ECU pricing. Average ECU prices, excluding the impact of acquisitions, decreased approximately 3%, or $11 per ton. Caustic soda prices fell approximately 22% or $46 per ton, while chlorine pricing rose 25%, or approximately $40 per ton. Caustic soda sales volume from the Henderson and St. Gabriel plants decreased due to a reduction in exchange activity and lower production rates. The Henderson plant had lower production rates in late 1997 because of failed transformers and a lack of railcar availability due to the

Union Pacific transportation problems experienced in the western United States. In total, revenues at the downstream operations were fairly constant.

  Cost of Sales

     Cost of sales increased $57.4 million, or 38% in 1997 versus 1996. The acquisition of the Tacoma Facility and the PCI Canada Acquisition accounted for the majority of this increase. Also, higher electrical costs contributed to increased cost of sales. Cost of sales at the downstream operations increased as a result of higher costs of raw materials, partially offset by decreases resulting from lower sales volumes.

  Gross Profit

     Gross profit margin decreased to 23% in 1997 from 28% in 1996 as a result of revenues and cost of sales fluctuations described above.

  Selling, General and Administrative Expense

     Selling, general and administrative expenses increased by $6.3 million, or 21%, to $36.2 million. This increase was primarily due to the acquisitions during 1997 and additional "pay-for-performance" awards at PCAC. PCI Canada's expenses were $2.7 million for the two months of its activities. PCAC's expenses increased somewhat as a result of the Tacoma Acquisition.

  Unusual Charges

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

LIQUIDITY AND CAPITAL RESOURCES

     Financial Leverage and Covenants. As of December 31, 1998, the Company had $586.9 million of long-term debt outstanding. While the majority of the Company's debt is due in 2006 and 2007, the Company is required to make certain scheduled payments each year. The degree to which the Company is indebted could have important consequences including, but not limited to: (i) limitations on the ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes and other purposes, if needed; (ii) the allocation of a substantial portion of cash flow from operations to cover cash interest requirements, thereby limiting the funds available for operations and any future business opportunities; and (iii) increasing the Company's vulnerability to a downturn in its business or the economy.

     Pioneer's cash requirements include payment of interest on the notes issued in connection with the Pioneer Acquisition. PAI is restricted in paying dividends to Pioneer or funding cash to unrestricted subsidiaries, as defined, to the sum of $5.0 million plus 50% of the cumulative consolidated net income of PAI since June 1997. As of December 31, 1998, no distributions were allowable under this covenant. However, management believes that the existing cash balances at Pioneer and its unrestricted subsidiaries will be sufficient to fund future required interest payments and other cash requirements until such time that PAI's cumulative consolidated net income is positive.

     PAI's ability to enter into new debt agreements is restricted by a debt covenant requiring a minimum interest coverage ratio (as defined) of at least
2.0 to 1.0 for the prior four fiscal quarters. Currently, PAI is unable to incur additional indebtedness as a result of this covenant, other than borrowing available under its revolving credit facility. The Company's debt agreements contain other restrictions on PAI's subsidiaries, which, among other things, limit the ability of PAI's subsidiaries to acquire or dispose of assets or operations.

     Annualized cash interest of approximately $51.5 million is payable on the Company's long-term debt. To the extent that the Company draws upon the commitments under the revolving credit facility, due to adverse business conditions or to finance acquisitions or for other corporate purposes, the Company's aggregate interest expense would be increased.

     Revolving Facility. In November 1997, PAI entered into an amended $65.0 million credit agreement that provides for a five-year revolving loan and letter of credit facility (subject to borrowing base limitations that relate to the level of accounts receivable and inventory) (the "Revolving Facility").

     The Revolving Facility provides for revolving loans (the "Revolving Loans") in an aggregate principal amount up to $65.0 million which includes a US$30.0 million Canadian sub-facility available to PCI Canada, and which is also subject to borrowing base limitations. As of December 31, 1998, the Company had letters of credit outstanding of approximately $1.8 million and had the ability to draw up to $37.6 million of additional indebtedness. The Company had no Revolving Loans outstanding at December 31, 1998 and no amounts outstanding under the Canadian sub-facility.

     In March 1999, the Company modified its existing $65.0 million Revolving Facility to $50.0 million (the "Amended Revolving Facility"). Borrowing under the Amended Revolving Facility will require a minimum interest coverage ratio of at least 0.7 to 1.0 (0.6 from October 1, 1999 to March 31, 2000) for the prior twelve months or on a year-to-date basis, whichever is higher (subject to a borrowing base limitation that relates to the level of accounts receivable). Failure to maintain a coverage ratio of 1.1 to 1.0 for fifteen consecutive months would constitute an event of default.

     Capital and Environmental Expenditures. Total capital expenditures, excluding acquisitions, were approximately $34.8 million and $28.1 million for the years ended December 31, 1998 and 1997, respectively. Capital expenditures for environmental-related matters at existing facilities were approximately $2.5 million and $4.1 million for the years ended December 31, 1998 and 1997, respectively. The Company anticipates that capital expenditures for 1999, excluding any acquisitions, will be approximately $27.6 million, including $1.4 million for environmental compliance matters. Also within the total anticipated 1999 capital expenditures is approximately $7.8 million for the completion of a chlorine pipeline from the St. Gabriel plant to the facilities of several major customers.

     The Company routinely incurs operating expenditures associated with hazardous substance management and environmental compliance matters in ongoing operations. These operating expenses include items such as outside waste management, fuel, electricity and salaries. The amounts of these operating expenses were approximately $3.4 million and $2.1 million in 1998 and 1997, respectively. The Company does not anticipate an increase in these types of expenses during 1999. The Company classifies these types of environmental expenditures within cost of sales.

     Net Operating Loss Carryforward. At December 31, 1998, the Company had for income tax purposes approximately $88.9 million of U.S. net operating loss carryforward ("NOL") which expires in 2003 through 2013, and $6.8 million of foreign NOL available (expiring 2013). The NOL is available for offset against future taxable income generated during the carryforward period.

     Foreign Operations and Exchange Rate Fluctuations. The Company, through PCI Canada, has operating activities in Canada, and the Company engages in export sales to various countries. International operations and exports to foreign markets are subject to a number of risks, including currency exchange rate fluctuations, trade barriers, exchange controls, political risks and risks of increases in duties, taxes and governmental royalties, as well as changes in laws and policies governing foreign-based companies. In addition, earnings of foreign subsidiaries and intracompany payments are subject to foreign taxation rules.

     A portion of the Company's sales and expenditures are denominated in Canadian dollars, and accordingly, the Company's results of operations and cash flows may be affected by fluctuations in the exchange rate between the United States dollar and the Canadian dollar. In addition, because a portion of the Company's revenues, cost of sales and other expenses are denominated in Canadian dollars, the Company has a translation exposure to fluctuation in the Canadian dollar against the United States dollar. Due to the significance of PCI Canada's U.S. dollar-denominated long-term debt (and related accrued interest payable) and certain other U.S. dollar-denominated assets and liabilities, the entity's functional accounting currency is the U.S. dollar. Currently, the Company is not engaged in forward foreign exchange contracts, but may enter into such hedging activities in the future.

     Preferred Stock. During 1997, 55,000 shares of the Company's Convertible Redeemable Preferred Stock, par value $0.01 per share, were issued in connection with the acquisition of the Tacoma Facility. Each share of preferred stock is convertible at the option of the shareholder into 9.16 shares of the Company's Class A Common Stock. In addition, the stock may be redeemed at varying premiums either at the Company's option or upon the occurrence of certain designated events.

     Working Capital. Working capital was fairly constant in 1998, ending the year at $64.7 million versus the December 1997 balance of $61.3 million. Decreased sales revenues in the fourth quarter of 1998 as compared to the same period in 1997 caused accounts receivable to fall, while controls placed over expenditures during the latter portion of 1998, plus the timing of payments, created offsetting decreases in current liabilities.

     Net Cash Flows from Operating Activities. While the Company produced a loss of $13.0 million during the year ended December 31, 1998, the year's results included $50.3 million of non-cash depreciation and amortization expenses. Cash generated from operating activities totaled $39.3 million for the year ended December 31, 1998 versus $27.3 million in the year ended December 31, 1997.

     Net Cash Flows from Investing Activities. Net cash used in investing activities was $34.4 million in 1998, as compared to $354.7 million in 1997. This decrease was due to cash used in 1997 for acquisitions, including $97.0 million for the acquisition of the Tacoma facility and $235.6 million for the PCI Canada Acquisition. In 1998, investing activities consisted primarily of capital expenditures of $34.8 million.

     Net Cash Flows from Financing Activities. Cash used in financing activities in 1998 was $2.3 million, versus inflows of $363.5 million in 1997. The 1998 cash usage was due to scheduled debt repayments, partially offset by proceeds from issuances of common stock. In 1997, the positive cash inflow from financing activities was a result of the new debt issued in connection with the PCI Canada Acquisition and the acquisition of the Tacoma facility.

YEAR 2000 ISSUES.

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

     The Company has initiated a program to prepare its computer systems and applications for the year 2000. Based on present information, management believes that while many of the systems are already year 2000 compliant, other systems will require modification or replacement with new programs. The Company will utilize both internal and external resources to reprogram, replace and test software for year 2000 compliance. The Company plans to complete the year 2000 conversion tasks by July 1999. The total project costs are presently estimated not to exceed $1.0 million, to be obtained through working capital, and will be expensed as incurred unless new software is purchased, in which case certain costs will be capitalized.

     The Company is taking steps to identify year 2000 compliance issues that may be created by key customers, suppliers and financial institutions with which the Company does business. While no single customer represents greater than 10% of the Company's revenues, the Company does have several large customers who each account for a sizable dollar amount of sales revenue. The Company's significant vendors include electrical power companies, salt companies, and freight companies. The loss of any key customer or the inability of any of the Company's key vendors to provide its goods and services to the Company would have a negative impact on the Company's operations until those entities return to normal operations.

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

     The Company is developing a written contingency plan which will be completed by July 1999 to address unforeseen issues related to the year 2000. The Company believes that in an emergency situation it could revert to the use of manual systems that do not rely on computers. Through these manual systems, the Company could perform the minimum functions required to maintain the flow of goods and provide a minimum level of information reporting to maintain a level of control over the business cycle. Should the Company have to utilize manual systems, it is uncertain that it could maintain current levels of operations and this could have a material adverse impact on the business. The Company intends to maintain constant surveillance on the year 2000 issues and will adapt its plans as required.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides a framework for determining the accounting treatment of costs incurred to obtain or develop computer software. The Company is required to adopt the provisions of SOP 98-1 beginning in 1999, without adjustment to previously reported amounts.

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which requires immediate expensing of certain organization costs and start-up costs. The Company is required to adopt the provisions of SOP 98-5 in 1999.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is required to adopt the provisions of SFAS No. 133 in the third quarter of 1999.

     Management does not believe the adoption of the above-mentioned accounting changes will have a material effect on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company has certain long-term debt instruments that are subject to market risk. At December 31, 1998, approximately $194.7 million of the Company's debt had variable interest rates, including LIBOR and U.S. prime rate based loans. An increase in the market interest rates would increase the Company's interest expense and its cash requirements for interest payments. For example, an average increase of 0.25% in the variable interest rate would increase the Company's interest expense and payments by approximately $0.5 million. The Company's remaining debt instruments, totaling approximately $392.2 million at December 31, 1998, are at various fixed interest rates ranging from 8.0% to 9.25%, with the majority at 9.25%.

     The Company, through PCI Canada, operates in Canada and is subject to foreign currency exchange rate risk. Due to the significance of PCI Canada's U.S. dollar-denominated long-term debt (and related accrued interest payable) and certain other U.S. dollar-denominated assets and liabilities, the entity's functional accounting currency is the U.S. dollar. Certain other items within PCI Canada's working capital are denominated in Canadian dollars. An average change of 1% in the currency exchange rate would change total assets by $0.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Index:

                                                                    PAGE
                                                                    ----
(1)  Consolidated financial statements, Pioneer Companies, Inc.
     and subsidiaries:
     Report of Deloitte & Touche LLP, independent auditors.......    26
     Report of Management........................................    27
     Consolidated balance sheets as of December 31, 1998 and
     1997........................................................    28
     Consolidated statements of operations for the years ended
     December 31, 1998, 1997, and 1996...........................    29
     Consolidated statements of stockholders' equity for the
     years ended December 31, 1998, 1997, and 1996...............    30
     Consolidated statements of cash flows for the years ended
     December 31, 1998, 1997, and 1996...........................    31
     Notes to consolidated financial statements..................    32
(2)  Supplemental Schedule:
     Schedule II -- Valuation and Qualifying Accounts -- Pioneer
     Companies, Inc..............................................    57

     All schedules, except the one listed above, have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Pioneer Companies, Inc.

     We have audited the accompanying consolidated balance sheets of Pioneer Companies, Inc. and subsidiaries (the "Company"), as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the consolidated financial statement schedule of the Company listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            DELOITTE & TOUCHE LLP

Houston, Texas
February 3, 1999
(March 29, 1999 as to Note 22)

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

     An independent auditor performed an audit of the Company's financial statements for the purpose of determining that the statements are presented fairly in accordance with generally accepted accounting principles. The independent auditor is appointed by the Board of Directors and meet regularly with the Audit Committee of the Board. The Audit Committee of the Board of Directors is composed solely of outside directors. The Audit Committee meets periodically with the Company's senior officers and independent auditor to review the adequacy and reliability of the Company's accounting, financial reporting and internal controls.

                                            PHILIP J. ABLOVE
                                            Vice President and Chief Financial
                                            Officer
                                            Principal Financial Officer

                                            JOHN R. BEAVER
                                            Controller
                                            Principal Accounting Officer

February 3, 1999

                            PIONEER COMPANIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Current assets:
  Cash......................................................  $ 53,822   $ 51,887
  Accounts receivable, less allowance for doubtful accounts:
     1998, $3,122; 1997, $3,602.............................    46,469     68,942
  Inventories...............................................    26,556     25,379
  Prepaid expenses and other current assets.................     6,311      1,831
                                                              --------   --------
          Total current assets..............................   133,158    148,039
Property, plant and equipment:
  Land......................................................    10,727     10,726
  Buildings and improvements................................    63,455     59,625
  Machinery and equipment...................................   312,736    274,267
  Construction in progress..................................    28,357     32,309
                                                              --------   --------
                                                               415,275    376,927
Less accumulated depreciation...............................   (76,268)   (36,503)
                                                              --------   --------
                                                               339,007    340,424
Other assets, net of accumulated amortization:
  1998, $8,443; 1997, $4,649................................    57,392     59,302
Excess cost over the fair value of net assets acquired, net
  of accumulated amortization: 1998, $23,271; 1997,
  $14,095...................................................   201,885    205,907
                                                              --------   --------
          Total assets......................................  $731,442   $753,672
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 32,288   $ 47,784
  Accrued liabilities.......................................    33,483     36,372
  Current maturities of long-term debt......................     2,684      2,598
                                                              --------   --------
          Total current liabilities.........................    68,455     86,754
Long-term debt, less current maturities.....................   584,168    586,866
Accrued pension and other employee benefits.................    25,836     21,068
Other long-term liabilities.................................    23,930     17,263
Commitments and contingencies...............................
Redeemable preferred stock: $.01 par value, authorized
  10,000 shares, 55 issued and outstanding..................     5,500      5,500
Stockholders' equity:
  Common stock:
     Class A, $.01 par value, authorized 46,000 shares;
      issued and outstanding: 1998, 9,927; 1997, 9,227......        99         92
     Class B, $.01 par value, authorized 4,000 shares;
      issued and outstanding: 1998, 803; 1997, 750;
      convertible share-for-share into Class A shares.......         8          8
  Additional paid-in capital................................    55,055     54,713
  Retained deficit..........................................   (31,609)   (18,592)
                                                              --------   --------
          Total stockholders' equity........................    23,553     36,221
                                                              --------   --------
          Total liabilities and stockholders' equity........  $731,442   $753,672
                                                              ========   ========

                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Revenues....................................................  $384,688   $270,341   $208,908
Cost of sales...............................................   301,793    207,906    150,464
                                                              --------   --------   --------
Gross profit................................................    82,895     62,435     58,444
Selling, general and administrative expenses................    50,162     36,192     29,860
Unusual charges.............................................     1,661      5,348         --
                                                              --------   --------   --------
Operating income............................................    31,072     20,895     28,584
Interest expense, net.......................................   (50,521)   (28,987)   (19,212)
Other income, net...........................................     1,755      1,907        887
                                                              --------   --------   --------
Income (loss) before taxes and extraordinary item...........   (17,694)    (6,185)    10,259
Income tax provision (benefit)..............................    (4,677)      (289)     5,859
                                                              --------   --------   --------
Income (loss) before extraordinary item.....................   (13,017)    (5,896)     4,400
Extraordinary item, early extinguishment of debt (net of
  income tax benefit of $12,439 in 1997)....................        --    (18,658)        --
                                                              --------   --------   --------
Net income (loss)...........................................  $(13,017)  $(24,554)  $  4,400
                                                              ========   ========   ========
Earnings (loss) per common share -- Basic and Diluted:
  Income (loss) before extraordinary item...................  $  (1.22)  $  (0.55)  $   0.42
  Extraordinary item, net of tax benefit....................        --      (1.75)        --
                                                              --------   --------   --------
  Net income (loss).........................................  $  (1.22)  $  (2.30)  $   0.42
                                                              ========   ========   ========
Weighted average number of shares outstanding:
  Basic.....................................................    10,709     10,655     10,483
  Diluted...................................................    10,709     10,655     10,531

                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                            COMMON STOCK ISSUED AND OUTSTANDING
                                            ------------------------------------
                                                CLASS A             CLASS B        ADDITIONAL   RETAINED
                                            ----------------    ----------------    PAID-IN     EARNINGS
                                            SHARES    AMOUNT    SHARES    AMOUNT    CAPITAL     (DEFICIT)    TOTAL
                                            ------    ------    ------    ------   ----------   ---------   --------
Balance at January 1, 1996................  7,883      $79       655        $7      $40,056     $  4,333    $ 44,475
  Stock issued............................     22       --        --        --          147           --         147
  Stock dividend declared.................     --       --        --        --        2,771       (2,771)         --
  Recognition of the pre-reorganization
    NOL benefit...........................     --       --        --        --       10,879           --      10,879
  Net income..............................     --       --        --        --           --        4,400       4,400
                                            -----      ---       ---        --      -------     --------    --------
Balance at December 31, 1996..............  7,905       79       655         7       53,853        5,962      59,901
  Stock issued............................    164        1        --        --          873           --         874
  Stock dividends issued..................  1,158       12        95         1          (13)          --          --
  Net loss................................     --       --        --        --           --      (24,554)    (24,554)
                                            -----      ---       ---        --      -------     --------    --------
Balance at December 31, 1997..............  9,227       92       750         8       54,713      (18,592)     36,221
  Stock issued............................     49       --        --        --          347           --         347
  Stock options exercised.................      2       --        --        --            2           --           2
  Stock dividend issued...................    649        7        53        --           (7)          --          --
  Net loss................................     --       --        --        --           --      (13,017)    (13,017)
                                            -----      ---       ---        --      -------     --------    --------
Balance at December 31, 1998..............  9,927      $99       803        $8      $55,055     $(31,609)   $ 23,553
                                            =====      ===       ===        ==      =======     ========    ========

                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998       1997        1996
                                                              --------   ---------   --------
OPERATING ACTIVITIES:
Net income (loss)...........................................  $(13,017)  $ (24,554)  $  4,400
Adjustments to reconcile net income (loss) to net cash from
  operating activities:
  Extraordinary item, net of tax............................        --      18,658         --
  Depreciation and amortization.............................    50,316      27,655     18,213
  Net change in deferred taxes..............................    (4,677)      1,058      3,773
  Unusual charges...........................................     1,661       5,348         --
  Loss on disposal of business..............................     1,845          --         --
  Loss from foreign exchange rate changes...................        78         783         --
  Net effect of changes in operating assets and liabilities
     (net of acquisitions)..................................     3,131      (1,628)     2,848
                                                              --------   ---------   --------
          Net cash flows from operating activities..........    39,337      27,320     29,234
                                                              --------   ---------   --------
INVESTING ACTIVITIES:
Acquisitions of businesses..................................        --    (332,571)    (7,281)
Capital expenditures........................................   (34,759)    (22,111)   (17,839)
Proceeds from disposal of assets............................       335          --         --
                                                              --------   ---------   --------
Net cash flows from investing activities....................   (34,424)   (354,682)   (25,120)
                                                              --------   ---------   --------
FINANCING ACTIVITIES:
Proceeds from long-term debt................................        --     558,000         --
Repayments on long-term debt................................    (2,612)   (163,310)       (75)
Debt issuance and related costs.............................        --     (32,069)        --
Proceeds from issuance of equity securities.................       348         874        147
                                                              --------   ---------   --------
Net cash flows from financing activities....................    (2,264)    363,495         72
                                                              --------   ---------   --------
Effect of exchange rate changes on cash.....................      (714)         --         --
Net increase in cash........................................     1,935      36,133      4,186
Cash acquired in acquisitions...............................        --          --        292
Cash at beginning of period.................................    51,887      15,754     11,276
                                                              --------   ---------   --------
Cash at end of period.......................................  $ 53,822   $  51,887   $ 15,754
                                                              ========   =========   ========

                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Basis of Presentation

     The consolidated financial statements include the accounts of Pioneer Companies, Inc. ("Pioneer") and its subsidiaries (the "Company"), including Pioneer Americas, Inc. ("PAI"), Pioneer Chlor Alkali Co., Inc. ("PCAC"), PCI Chemicals Canada Inc. and PCI Carolinas, Inc. (together "PCI Canada"), Kemwater North America Company and KWT, Inc. (together "Kemwater") and All-Pure Chemical Co. ("All-Pure").

     All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Dollar amounts, other than per share amounts, in tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated.

     Following the guidance of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information," the Company operates in one industry segment, that being the production, marketing and selling of chlor-alkali and related products. The Company operates in two geographic areas.

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

     Depreciation is computed primarily under the straight-line method over the estimated remaining useful lives of the assets. Asset lives range from 5 to 15 years with a predominant life of 10 years, which include buildings and improvements with an average life of 15 years and machinery and equipment with an average life of 9 years.

  Other Assets

     Other assets include amounts for deferred financing costs which are being amortized on a straight-line basis over the term of the related debt. Amortization of such costs using the interest method would not result in material differences in the amounts amortized during the periods presented. Amortization expense for other

                            PIONEER COMPANIES, INC.

assets for the year ended December 31, 1998, 1997 and 1996 was approximately $4.4 million, $3.0 million, and $2.3 million, respectively.

  Excess Cost Over The Fair Value of Net Assets Acquired

     Excess cost over the fair value of net assets acquired ("goodwill") of approximately $225.2 million is amortized on a straight-line basis over 25 years. The carrying value of goodwill is reviewed annually and if this review indicates that such excess cost will not be recoverable, as determined based on the estimated future undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of goodwill will be reduced by the estimated deficit of discounted cash flows or the fair value of the related entity. Amortization expense for excess cost over the fair value of net assets acquired was approximately $9.2 million, $6.0 million and $5.1 million for the year ended December 31, 1998, 1997 and 1996, respectively.

  Environmental Expenditures

     Remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are based upon management's best estimate of the ultimate cost. Ongoing environmental compliance costs, including maintenance and monitoring costs, are charged to operations as incurred.

  Research and Development Expenditures

     Research and development expenditures are expensed as incurred. Such costs totaled $1.4 million in 1998 and zero in 1997 and 1996.

  Per Share Information

     Per share information for all periods presented reflects 7% stock dividends on the Class A and Class B Common Stock in December 1998, December 1997 and December 1996.

  Preferred Stock

     Each share of preferred stock is convertible at the option of the shareholder into 9.16 shares of the Company's Class A Common Stock (which reflects adjustment for subsequent stock dividends). In addition, the stock may be redeemed at varying premiums either at the Company's option or upon the occurrence of certain designated events. Because of the preferred stock's mandatory redemption characteristics, the stock is excluded from stockholders' equity.

  Foreign Currency Translation

     Following SFAS No. 52, "Foreign Currency Translation," the functional accounting currency for PCI Canada is the U.S. dollar; accordingly, gains and losses resulting from balance sheet translations are included in the consolidated statement of operations.

  Reclassifications

     Certain amounts have been reclassified in prior years to conform to the current year presentation. All reclassifications have been applied consistently for the periods presented.

2. ACQUISITIONS

     In June 1997, the Company acquired a chlor-alkali production facility and related business (the "Tacoma Facility") located in Tacoma, Washington (the "Tacoma Acquisition"). Consideration given for the Tacoma

                            PIONEER COMPANIES, INC.

Acquisition was $97.0 million, 55,000 shares of the Company's convertible redeemable preferred stock, par value $.01 per share and the assumption of certain obligations related to the acquired business. In November 1997, the Company acquired substantially all of the assets and properties of the North American chlor-alkali business of ICI Canada Inc. and ICI Americas Inc. (the "PCI Canada Acquisition") for $235.6 million and the assumption of certain obligations related to the acquired chlor-alkali business. Both of these acquisitions were accounted for using the purchase method; accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their fair market value, and the operations for the acquired companies were included in the consolidated financial statements from the date acquired. The Tacoma Acquisition and the PCI Canada Acquisition resulted in approximately $25.7 million and $79.1 million, respectively, of goodwill which is being amortized on a straight-line basis over 25 years.

     Pioneer acquired KWT, Inc. in February 1996 for $9.6 million and T.C. Products, Inc. in July 1996 for $10.0 million. KWT, Inc. produces polyaluminum chlorides, aluminum sulfate, sodium aluminate and ferric sulfate for the waste water treatment market. T.C. Products, Inc. manufactures bleach and related products. The acquisitions were accounted for using the purchase method; accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their fair market value and the operations of the acquired companies were included in the consolidated financial statements from the date acquired. The acquisitions resulted in $9.7 million of goodwill which is being amortized on a straight line basis over 25 years.

     The following presents the unaudited pro forma effect of the above acquisitions and related financing transactions on the historical results of operations for the years ended December 31, 1997 and 1996, respectively, as if the transactions had occurred on January 1, 1996.

                                                                1997       1996
                                                              --------   --------
     Revenues...............................................  $442,451   $457,067
     Operating income.......................................    61,784     88,971
     Net income (loss)......................................   (11,982)    24,341
     Earnings (loss) per share -- Basic.....................     (1.12)      2.32
                                -- Diluted..................     (1.12)      2.31

3. CASH FLOW INFORMATION

     The net effect of changes in operating assets and liabilities (net of acquisitions) are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          1998       1997      1996
                                                        --------   --------   -------
Accounts receivable...................................  $ 21,418   $(19,481)  $ 4,588
Inventories...........................................    (3,139)    (1,281)    2,259
Prepaid expenses......................................    (1,590)       873      (241)
Other assets..........................................    (4,202)      (743)   (2,617)
Accounts payable......................................   (14,604)    11,744    (3,171)
Accrued liabilities...................................     1,707      7,924       (12)
Other long-term liabilities...........................        52     (1,316)    1,515
Accrued pension and other employee benefits...........     3,489        652       527
                                                        --------   --------   -------
Net change in operating accounts......................  $  3,131   $ (1,628)  $ 2,848
                                                        ========   ========   =======

                            PIONEER COMPANIES, INC.

     Following is supplemental cash flow information:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1998       1997      1996
                                                         -------   --------   -------
Cash payments for:
  Interest.............................................  $50,651   $ 30,808   $19,215
                                                         =======   ========   =======
  Income taxes.........................................  $   159   $    543   $ 4,106
                                                         =======   ========   =======
Investing activities of acquisitions during the period:
  Cash paid for acquisitions...........................  $    --   $332,571   $ 7,281
  Long-term debt issued................................       --         --    12,517
  Liabilities assumed..................................       --     21,519     7,419
  Preferred stock issued...............................       --      5,500        --
                                                         -------   --------   -------
  Fair value of assets acquired........................  $    --   $359,590   $27,217
                                                         =======   ========   =======

     Included in the above table are the PCI Canada Acquisition and the Tacoma Acquisition in 1997 and acquisitions of KWT, Inc. and T.C. Products, Inc. in 1996.

     Non-cash investing and financing activities:

          In December 1997, the Company purchased a hydrochloric acid manufacturing facility that it previously had been leasing in Henderson, Nevada for $5.9 million, which was financed with a mortgage note.

          Shareholders' equity increased by $10.9 million in 1996 due to recognizing the benefit of the net operating loss carryforward.

          Due to the retained deficit at the time of the 1998 and 1997 stock dividends of 7%, no accounting entry was made between retained deficit and additional paid-in capital for these events.

4. INVENTORIES

     Inventories consisted of the following at December 31:

                                                               1998      1997
                                                              -------   -------
Raw materials, supplies and parts...........................  $17,210   $21,068
Finished goods and work-in-process..........................    9,045     7,188
Inventories under exchange agreements.......................      301    (2,877)
                                                              -------   -------
                                                              $26,556   $25,379
                                                              =======   =======

5. INVESTMENTS IN BASIC INVESTMENTS, INC. AND VICTORY VALLEY LAND COMPANY, L.P.

     The Company, through its subsidiary PCAC, owns approximately 32% of the common stock of Basic Investments, Inc. ("BII"), which owns and maintains the water and power distribution network within a Henderson, Nevada industrial complex and which is a large landowner in Clark County, Nevada. The remainder of the common stock of BII is owned by other companies located in the same industrial complex.

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

                            PIONEER COMPANIES, INC.

     The Company's interests in BII and in VVLC (referred to as the "Basic Ownership") constitute assets that are held for the economic benefit of the previous owners of PAI for a period of 20 years from April 1995. Dividends and distributions received by the Company on account of the Basic Ownership (including amounts payable as a result of sales of land or other assets owned by BII or VVLC) are deposited into a deposit account and may be used to satisfy certain obligations of the sellers under environmental and other obligations in favor of the Company. After payment or provision for payment of such obligations, amounts received by the Company subsequent to April 20, 1995 on account of the Basic Ownership will be remitted to the sellers at the end of the 20-year period. The sellers also have certain rights during such period with respect to determinations affecting the Basic Ownership, including the right (subject to certain limited conditions) to direct the sales or disposition of interests constituting the Basic Ownership and the right (with certain limited exceptions) to vote the interests constituting the Basic Ownership, notwithstanding the ownership of such interests by the Company. The Company's investment in Basic Ownership, following the equity method, is $17.7 million and $17.1 million at December 31, 1998 and 1997, respectively and the balance in the related deposit account is $5.7 million and $5.8 million at December 31, 1998 and 1997, respectively. Within the Company's balance sheets, these assets are offset by liabilities of the same amount because the right of setoff exists, as the Company and the sellers owe determinable amounts, the Company has the right to set off the amount owed by the sellers, the Company intends to set off the amount and the setoff is enforceable by law.

6. OTHER ASSETS

     Other assets consist of the following at December 31:

                                                               1998      1997
                                                              -------   -------
Debt financing assets and organizational cost assets, net of accumulated amortization of $3,083 in 1998 and $700 in
  1997......................................................  $19,775   $20,398
Deferred tax asset..........................................   23,412    22,866
Patents, trademarks and other intangibles, net of
  accumulated amortization of $5,360 in 1998 and $3,949 in
  1997......................................................    7,718    10,567
Indemnification of environmental reserve....................    3,160     3,160
Other.......................................................    3,327     2,311
                                                              -------   -------
          Other assets, net.................................  $57,392   $59,302
                                                              =======   =======

7. ACCRUED LIABILITIES

     Accrued liabilities consist of the following at December 31:

                                                               1998      1997
                                                              -------   -------
Payroll, benefits and pension...............................  $ 7,862   $ 8,316
Interest and bank fees......................................    6,170     4,898
Returnable deposits.........................................    2,531     3,073
Power.......................................................    1,928     1,699
Freight.....................................................    1,345     1,484
License royalties...........................................    1,179     1,179
Income taxes................................................       --       356
Other accrued liabilities...................................   12,468    15,367
                                                              -------   -------
          Accrued liabilities...............................  $33,483   $36,372
                                                              =======   =======

                            PIONEER COMPANIES, INC.

8. EMPLOYEE BENEFITS

  Pension Plans

     The Company sponsors various non-contributory, defined benefit plans covering substantially all union and non-union employees of PCAC and PCI Canada. Pension plan benefits are based primarily on participants' compensation and years of credited service. Annual pension costs and liabilities for the Company under its defined benefit plans are determined by actuaries using various methods and assumptions. The Company has agreed to contribute such amounts as are necessary to provide assets sufficient to meet the benefits to be paid to its employees. The Company's present intent is to make annual contributions, which are actuarially computed, in amounts not more than the maximum nor less than the minimum allowable under the Internal Revenue Code. Plan assets at December 31, 1998 and 1997 consist primarily of fixed income investments and equity investments.

     Information concerning the pension obligation, plan assets, amounts recognized in the Company's financial statements and underlying actuarial assumptions is stated below.

                                                                    1998      1997
                                                                  --------   -------
    CHANGE IN BENEFIT OBLIGATION:
    Projected benefit obligation, beginning of year.............  $ 44,299   $13,098
    Service cost................................................     2,278       994
    Interest cost...............................................     3,232     1,596
    Actuarial gains.............................................     5,557     1,076
    Benefits paid...............................................    (1,079)     (821)
    Acquisitions................................................        --    28,356
    Plan amendments.............................................       724        --
                                                                  --------   -------
    Projected benefit obligation, end of year...................  $ 55,011   $44,299
                                                                  ========   =======
    CHANGE IN PLAN ASSETS:
    Market value of assets, beginning of year...................  $ 38,617   $10,281
    Actual return on plan assets................................     3,268     2,334
    Employer contributions......................................     1,863       275
    Benefits paid...............................................    (1,105)     (691)
    Acquisitions................................................        --    26,418
                                                                  --------   -------
    Market value of assets, end of year.........................  $ 42,643   $38,617
                                                                  ========   =======
    Funded status...............................................  $(12,368)  $(5,682)
    Unrecognized net loss.......................................     4,148       138
    Unrecognized prior service cost.............................       778       103
                                                                  --------   -------
    Accrued pension cost........................................  $ (7,442)  $(5,441)
                                                                  ========   =======

                                                                    1998      1997     1996
                                                                  --------   -------   -----
    COMPONENTS OF NET PERIODIC BENEFIT COST:
    Service cost................................................  $  2,278   $   994   $ 597
    Interest cost...............................................     3,232     1,596     892
    Expected return on plan assets..............................    (3,020)   (2,334)   (699)
    Amortization of prior service cost..........................        49        49      49
    Amortization of net loss....................................        --       895     (20)
                                                                  --------   -------   -----
    Net period benefit cost.....................................  $  2,539   $ 1,200   $ 819
                                                                  ========   =======   =====

                            PIONEER COMPANIES, INC.

                                                                    1998      1997     1996
                                                                  --------   -------   -----
    WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
    Discount rate...............................................      6.8%      7.3%    7.5%
    Expected return on plan assets..............................      8.0%      8.0%    8.0%
    Rate of compensation increase...............................      4.0%      4.0%    4.0%

  Defined Contribution Plans

     The Company offers defined contribution plans under which employees generally contribute from 1% to 15% of their compensation. The Company also contributes funds to the plans in the amount of 50% of employee contributions up to 4% to 6% of employee compensation, depending on the plan. Aggregate expense of the Company with respect to such plans was $0.7 million, $0.5 million and $0.5 million in 1998, 1997 and 1996, respectively.

  Post-Retirement Benefits Other Than Pensions

     In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for qualifying retired employees who reached normal retirement age while working for the Company.

     Information concerning the plan obligation, the funded status, amounts recognized in the Company's financial statements and underlying actuarial assumptions is stated below.

                                                                    1998       1997
                                                                  --------   --------
    CHANGE IN BENEFIT OBLIGATION:
    Accumulated post-retirement benefit obligation, beginning of
      year......................................................  $ 20,532   $ 10,206
    Service cost................................................       535        664
    Interest cost...............................................       776      1,095
    Actuarial gains.............................................     6,828      3,092
    Benefits paid...............................................      (275)      (302)
    Acquisitions................................................        --      5,777
                                                                  --------   --------
    Accumulated post-retirement benefit obligation, end of
      year......................................................  $ 28,396   $ 20,532
                                                                  ========   ========
    Funded status...............................................  $(28,396)  $(20,532)
    Unrecognized net loss.......................................     8,718      4,495
                                                                  --------   --------
    Accrued benefit cost........................................  $(19,678)  $(16,037)
                                                                  ========   ========

                                                                   1998       1997      1996
                                                                 --------   --------   ------
    COMPONENTS OF NET PERIODIC BENEFIT COST:
    Service cost...............................................  $    535   $    664   $  369
    Interest cost..............................................       776      1,095      693
    Amortization of net loss...................................       283        114       --
                                                                 --------   --------   ------
    Net period benefit cost....................................  $  1,594   $  1,873   $1,062
                                                                 ========   ========   ======
    WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
    Discount rate..............................................       6.8%       7.3%     7.5%

     The weighted-average annual assumed health care trend rate is assumed to be 9.5% for 1999. The rate is assumed to decrease gradually to 4.5% in 2013 and remain level thereafter. Assumed health care cost trend

                            PIONEER COMPANIES, INC.

rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care trend rates would have the following effects:

                                                             1-PERCENTAGE     1-PERCENTAGE
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
Effect on total of service and interest cost components...      $  603          $  (505)
Effect on post-retirement benefit obligation..............       3,964           (3,298)

     See Note 22 for discussion of the subsequent event impacting the retiree health care and life insurance benefits.

  Stock Based Compensation

     The Company has two stock option plans which provide for the issuance of options to key employees. The plans authorized the issuance of options to purchase up to a total of 2.2 million shares of common stock, with vesting periods of up to three years and maximum option terms of ten years. As of December 31, 1998, options to purchase approximately 0.7 million shares were available for issuance. In addition, options for the purchase of 0.3 million shares have been issued outside the scope of the stock option plans.

     The following table summarizes the transactions with respect to the stock options for the three year period ended December 31, 1998:

                                                                      WEIGHTED
                                                                       AVERAGE
                                                        EXERCISE      EXERCISE
                                         NUMBER OF     PRICE PER      PRICE PER     OPTIONS
                                          SHARES         SHARE          SHARE     EXERCISABLE
                                         ---------   --------------   ---------   -----------
Outstanding at January 1, 1996.........      547     $4.59 - $5.91      $5.30
1996:
  Granted..............................       61     $4.89 - $4.89      $4.89
  Exercised............................       --           --              --
  Forfeited............................       (3)        $5.30          $5.30
                                           -----
Outstanding at December 31, 1996.......      605     $4.59 - $5.91      $5.26          --
1997:
  Granted..............................      717     $4.36 - $11.90     $5.04
  Exercised............................       --           --              --
  Forfeited............................      (71)    $5.30 - $5.67      $5.31
                                           -----
Outstanding at December 31, 1997.......    1,251     $4.36 - $11.90     $5.13          --
1998:
  Granted..............................      167     $5.23 - $8.41      $7.86
  Exercised............................      (44)    $5.30 - $5.30      $5.30
  Forfeited............................       (1)    $5.30 - $5.30      $5.30
                                           -----
Outstanding at December 31, 1998.......    1,373     $4.36 - $11.90     $5.45         316
                                           =====

                            PIONEER COMPANIES, INC.

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                        OPTIONS OUTSTANDING
                               --------------------------------------     OPTIONS EXERCISABLE
                                               WEIGHTED-                ------------------------
                                                AVERAGE     WEIGHTED-   EXERCISABLE    WEIGHTED-
                                  AS OF        REMAINING     AVERAGE       AS OF        AVERAGE
                               DECEMBER 31,   CONTRACTUAL   EXERCISE    DECEMBER 31,   EXERCISE
RANGE OF EXERCISE PRICES           1998          LIFE         PRICE         1998         PRICE
------------------------       ------------   -----------   ---------   ------------   ---------
$4.00 - $5.00................       708        8.0 years     $ 4.65         108          $4.73
$5.01 - $6.00................       490        6.7 years     $ 5.29         208          $5.35
$8.00 - $9.00................       138        9.4 years     $ 8.41          --          $  --
$11.00 - $12.00..............        37        8.9 years     $11.89          --          $  --
                                  -----                                     ---
          Total..............     1,373        7.7 years     $ 5.45         316          $5.14
                                  =====                                     ===

     All stock options are granted at fair market value of the common stock at the grant date. The fair value of the stock options granted during 1998, 1997 and 1996 was $0.8 million, $2.1 million, and $0.2 million, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants: risk free interest rate of 4.5% in 1998 and 6.7% in 1997 and 1996; expected dividend yield of 0.0%; expected life of six years. Expected volatility was 95% in 1998, 86% in 1997, and 112% in 1996.

     The Company accounts for the stock option plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation expense has been recognized for stock option awards. Had compensation expense for the plans been determined consistent with SFAS No. 123, the Company's pro forma net income and earnings per share for the three years ended December 31, 1998 would have been as indicated below:

                                                           1998       1997      1996
                                                         --------   --------   ------
Net income (loss)
  As reported..........................................  $(13,017)  $(24,554)  $4,400
  Pro forma............................................   (13,591)   (25,654)   3,963
Earnings (loss) per share -- Basic and Diluted
  As reported..........................................  $  (1.22)  $  (2.30)  $ 0.42
  Pro forma............................................     (1.27)     (2.41)    0.38

9. BANK CREDIT FACILITY

     In November 1997, PAI entered into an amended credit agreement (the "Bank Credit Facility") which provides for a five-year Bank Credit Facility. PAI may borrow up to $65.0 million, subject to certain borrowing base limitations. At December 31, 1998, no loans were outstanding under the Bank Credit Facility. The revolving loans bear interest at a rate equal to, at PAI's option, (i) the reference rate of the lead lender or (ii) the LIBOR Base Rate. The Bank Credit Facility requires PAI to pay a fee currently equal to one half of one percent per annum on the total unused balance. Indebtedness outstanding under the Bank Credit Facility is collateralized by a security interest in substantially all of the inventory, accounts receivable and certain other assets of PAI. Up to $20 million of the Borrowing Base, as defined by the Bank Credit Facility, can be utilized for letters of credit. The Borrowing Base at December 31, 1998 was approximately $39.4 million. After consideration of applicable outstanding letters of credit of approximately $1.8 million, the unused availability of the Borrowing Base was approximately $37.6 million at December 31, 1998.

     Borrowing under the Bank Credit Facility is subject to a requirement that PAI meet an interest coverage ratio covenant (as defined) of at least 1.1 to 1.0 for the prior twelve months. In addition, the Bank Credit Facility contains restrictive covenants with respect to, among other things, limitations on the ability to incur

                            PIONEER COMPANIES, INC.

additional indebtedness, to acquire or dispose of assets or operations and to pay dividends or redeem shares of stock.

     See Note 22 for discussion of the subsequent event amending the Bank Credit Facility.

10. LONG-TERM DEBT

     Long-term debt consisted of the following at December 31:

                                                                1998       1997
                                                              --------   --------
9 1/4% Senior Secured Notes, due June 15, 2007..............  $200,000   $200,000
9 1/4% Senior Secured Notes, due October 15, 2007...........   175,000    175,000
June 1997 term facility, due in quarterly installments of
  $250 with the balance due 2006; variable interest rate
  based on LIBOR or base rate...............................    98,500     99,500
November 1997 term facility, due in quarterly installments
  of $250 with the balance due 2006; variable interest rate
  based on LIBOR or base rate...............................    81,750     82,750
Promissory note, interest at 8% per annum and payable
  quarterly, due in five annual installments beginning in
  2001......................................................    11,463     11,463
Promissory note to Kemira Kemi AB, principal payments due in four equal installments on March 31, 2000, 2001 and 2002
  and December 31, 2002, with a variable interest rate based
  on LIBOR plus 1.2%........................................     8,016      8,016
Other notes, maturing in various years through 2014, with
  various installments, at various interest rates...........    12,123     12,735
                                                              --------   --------
          Total.............................................   586,852    589,464
Current maturities of long-term debt........................    (2,684)    (2,598)
                                                              --------   --------
          Long-term debt, less current maturities...........  $584,168   $586,866
                                                              ========   ========

     Long-term debt matures as follows: $2.7 million in 1999; $4.6 million in 2000; $11.5 million in 2001; $7.0 million in 2002; $7.1 million in 2003; and
$554.0 million thereafter.

     As part of the Tacoma Acquisition in June 1997, the Company issued and sold $200.0 million of 9 1/4% Senior Secured Notes due June 15, 2007, entered into a nine and one-half year $100.0 million term facility and entered into a $35.0 million Revolving Facility (which was subsequently amended in connection with the PCI Canada Acquisition). Concurrent with this, the Company purchased all of its existing 13 3/8% First Mortgage Notes due 2005.

     As part of the PCI Canada Acquisition in November 1997, the Company issued and sold $175.0 million of 9 1/4% Senior Secured Notes due October 15, 2007, entered into a nine and one-quarter year $83.0 million term facility, and entered into the Bank Credit Facility.

     The Senior Secured Notes due June 15, 2007, and the Senior Secured Notes due October 15, 2007, are senior obligations of the Company, ranking pari passu with all existing and future senior indebtedness of the Company. These notes and both term facilities are fully and unconditionally guaranteed on a joint and several basis by all of PAI's direct and indirect wholly-owned subsidiaries and are secured by first mortgage liens on certain manufacturing facilities. Following is a summary of selected financial information as of December 31,

                            PIONEER COMPANIES, INC.

1998 and 1997 for the direct and indirect subsidiaries which, as of December 31, 1998, were not guarantors of the senior notes and term facilities:

                                                               1998      1997
                                                              -------   -------
BALANCE SHEET DATA:
Current assets..............................................  $ 1,480   $ 3,308
Non-current assets..........................................    9,401    13,032
Current liabilities.........................................    3,329     2,302
Non-current liabilities.....................................   19,363    20,570
OPERATING STATEMENT DATA:
Revenues....................................................   12,305    13,076
Gross margin................................................     (428)     (255)
Net loss....................................................   (3,812)   (8,170)

     Pioneer is a holding company with no operating assets or operations. Financial statements of Pioneer's direct and indirect wholly-owned subsidiaries are not separately included herein because the Company's management does not believe this information would be material to investors or lenders.

     The senior notes are redeemable at a premium at the Company's option starting in 2002. Before 2001, the Company may redeem a maximum of 35% of each series at 109.25% of the principal amount due with funds from a public offering of common stock of Pioneer (to the extent such funds are contributed to the issuer). Upon change of control, as defined in the agreement, the Company is required to offer to purchase all the senior notes for 101% of the principal due.

     The Company may prepay the June 1997 term facility and the November 1997 term facility. Any prepayment is subject to a premium of 1% to 3% during the first three years of the facility.

     The Company's long-term debt agreements contain various restrictions on the Company, which, among other things, limit the ability of the Company to incur additional indebtedness and to acquire or dispose of assets or operations.

     PAI is restricted in paying dividends to Pioneer and providing cash to the unrestricted subsidiaries, as defined, to the sum of $5.0 million plus 50% of the cumulative consolidated net income of PAI since June 1997. As of December 31, 1998, no additional distributions were allowable under the debt covenant. PAI's ability to incur additional new indebtedness is restricted by a covenant requiring an interest coverage ratio of at least 2.0 to 1.0 for the prior four fiscal quarters. As of December 31, 1998, PAI did not meet this requirement and accordingly, additional new indebtedness, other than borrowing available under the Bank Credit Facility, is not allowed.

     See Note 22 for a discussion of the subsequent event impacting the $8.0 million promissory note to Kemira Kemi AB.

11. FINANCIAL INSTRUMENTS

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

     The Company maintains cash deposits with major banks, which generally may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that any risk of loss is minimal.

                            PIONEER COMPANIES, INC.

  Investments

     It is the policy of the Company to invest its excess cash in securities whose value is not subject to market fluctuations such as master notes of issuers rated at the time of such investment at least "A-2" or the equivalent thereof by S&P or at least "P-2" or the equivalent thereof by Moody's or any bank or financial institution party to the Revolving Credit Facility.

  Fair Value of Financial Instruments

     In preparing disclosures about the fair value of financial instruments, the Company has assumed that the carrying amount approximates fair value for cash and cash equivalents, receivables, short-term borrowings, accounts payable and certain accrued expenses because of the short maturities of those instruments. The fair values of long-term debt instruments are estimated based upon quoted market values (if applicable), or on the current interest rates available to the Company for debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange. The Company held no derivative financial instruments as of December 31, 1998 and 1997.

     At December 31, 1998, the fair market value of all of the Company's financial instruments approximated the book value with the exceptions of the 9 1/4% Senior Notes due June 15, 2007 and the 9 1/4% Senior Notes due October 15, 2007, which had a book value of $200.0 million and $175.0 million, respectively and a fair value based upon quoted market prices of $162.0 million and $140.0 million, respectively.

12. GEOGRAPHIC INFORMATION

     Financial information relating to the Company by geographical area is as follows. Revenues are attributed to countries based on destination.

                                                         1998       1997       1996
                                                       --------   --------   --------
REVENUES
United States........................................  $291,460   $248,061   $204,058
Canada...............................................    87,614     16,398         --
Other................................................     5,614      5,882      4,850
                                                       --------   --------   --------
Consolidated.........................................  $384,688   $270,341   $208,908
                                                       ========   ========   ========
LONG-LIVED ASSETS
United States........................................  $399,219   $395,759         --
Canada...............................................   175,655    187,009         --

     During 1997 and 1996, sales to an individual customer in the amounts of $27.7 million and $23.5 million, respectively, exceeded 10% of the consolidated revenues. No individual customer constituted 10% or more of the total revenues in 1998.

13. UNUSUAL CHARGES AND EXTRAORDINARY LOSSES

     During 1998, All-Pure disposed if its pool chemicals business. This disposal included the sale of certain packaging and transportation equipment for bottled bleach and hydrochloric acid. The Company recognized a $1.8 million loss from the disposal of assets plus an unusual charge of approximately $1.0 million related to closing the Company's facility at City of Industry, California.

     Unusual charges in 1998 also include approximately $0.7 million related to the consolidation and downsizing of certain administrative functions of All-Pure and Kemwater.

                            PIONEER COMPANIES, INC.

     Unusual charges in 1997 include a $4.3 million charge to reduce the carrying value of certain assets of Kemwater, based upon management's estimates of net realizable value. An additional $1.0 million charge was related to the closure of certain of All-Pure's plants and the consolidation of their operations to other locations.

     Substantially all accrued unusual charges were expended by December 31, 1998.

     During the second quarter of 1997, the Company recognized an $18.7 million extraordinary loss as a result of the early extinguishment of the 13 3/8% First Mortgage Notes. The extraordinary loss consisted primarily of the 20% premium paid on the face value of the notes and the write-off of debt placement fees related to the notes (net of tax benefit of $12.4 million).

14. INTEREST EXPENSE, NET

     Interest expense, net consisted of the following for the indicated periods:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1998      1997      1996
                                                          -------   -------   -------
Interest expense........................................  $52,006   $30,229   $19,928
Interest income.........................................   (1,485)   (1,242)     (716)
                                                          -------   -------   -------
Interest expense, net...................................  $50,521   $28,987   $19,212
                                                          =======   =======   =======

     No interest was capitalized in 1998, 1997 or 1996.

15. COMMITMENTS AND CONTINGENCIES

  Letters of Credit

     At December 31, 1998, the Company had letters of credit and performance bonds outstanding of approximately $1.8 million and $2.2 million, respectively. These letters of credit and performance bonds were issued for the benefit of: customers under sales agreements securing delivery of products sold, a power company as a deposit for the supply of electricity, and state environmental agencies as required for manufacturers in the state. The letters of credit expire at various dates in 1999. No amounts were drawn on the letters of credit at December 31, 1998.

  Purchase Commitments

     The Company has various purchase commitments related to its operations. The Company has committed to purchase salt used in its production processes under contracts which continue through the year 2003 with rates similar to prevailing market rates. The Company also has various commitments related to the purchase of electricity, which continue through the year 2008 at rates similar to prevailing market rates. Required purchase quantities of commitments in excess of one year at December 31, 1998 are as follows:

                                                              SALT-TONS   ELECTRICITY-MWH
                                                              ---------   ---------------
1999........................................................      804        1,291,000
2000........................................................      693          851,000
2001........................................................      467          397,000
2002........................................................      225          122,000
2003........................................................      225          122,000
Thereafter..................................................       --        1,287,000
                                                                -----        ---------
          Total commitment quantities.......................    2,414        4,070,000
                                                                =====        =========

                            PIONEER COMPANIES, INC.

     During the years ended December 31, 1998, 1997 and 1996 all required purchase quantities under the above commitments were consumed during normal operations.

  Operating Leases

     The Company leases certain manufacturing and distribution facilities, computer equipment, and administrative offices under non-cancelable leases. Minimum future rental payments on such leases with terms in excess of one year in effect at December 31, 1998 are as follows:

1999........................................................   $13,086
2000........................................................    10,644
2001........................................................     6,547
2002........................................................     3,898
2003........................................................     1,868
Thereafter..................................................     3,143
                                                               -------
          Total minimum obligations.........................   $39,186
                                                               =======

     Lease expense charged to operations for the years ended December 31, 1998, 1997 and 1996 was approximately $19.2 million, $14.7 million and $9.5 million, respectively.

  Litigation

     The Company is party to various legal proceedings and potential claims arising in the ordinary course of its businesses. In the opinion of management, the Company has adequate legal defenses and/or insurance coverage with respect to these matters and management does not believe that they will materially affect the Company's operations or financial position.

16. INCOME TAXES

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

                            PIONEER COMPANIES, INC.

     Components of income (loss) before income taxes and extraordinary item and income taxes are as follows:

                                                           1998      1997      1996
                                                         --------   -------   -------
Income (loss) before taxes and extraordinary item:
  U.S. ................................................  $(27,267)  $(9,660)  $10,259
  Foreign..............................................     9,573     3,475        --
                                                         --------   -------   -------
          Total........................................  $(17,694)  $(6,185)  $10,259
                                                         ========   =======   =======
Current income tax provision:
  U.S. ................................................  $     --   $    --   $   418
  Foreign..............................................        --       617        --
  State................................................        --        --     1,416
                                                         --------   -------   -------
          Total current................................        --       617     1,834
                                                         --------   -------   -------
Deferred income tax provision (benefit):
  U.S. ................................................  $ (8,562)  $(1,614)  $ 4,470
  Foreign..............................................     4,375       684        --
  State................................................      (490)       24      (445)
                                                         --------   -------   -------
          Total deferred...............................    (4,677)     (906)    4,025
                                                         --------   -------   -------
          Total income tax provision (benefit).........  $ (4,677)  $  (289)  $ 5,859
                                                         ========   =======   =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows at December 31:

                                                                1998       1997
                                                              --------   --------
Deferred tax liabilities:
  Tax versus book basis -- property, plant and equipment....  $(31,063)  $(16,328)
  Other -- net..............................................    (1,586)        --
                                                              --------   --------
          Total deferred tax liabilities....................   (32,649)   (16,328)
                                                              --------   --------
Deferred tax assets:
  Post employment benefits..................................     7,200      8,508
  Environmental reserve.....................................     3,126      2,421
  Equity in partnership.....................................     4,082      4,082
  Alternative minimum tax credit carryover..................     1,806        671
  Allowance for doubtful accounts...........................     1,035      1,092
  Net operating loss carryforward...........................    32,893     21,736
                                                              --------   --------
          Total deferred tax assets.........................    50,142     38,510
Valuation allowance for deferred tax assets.................        --         --
                                                              --------   --------
          Net deferred tax assets...........................    50,142     38,510
                                                              --------   --------
          Net deferred taxes................................  $ 17,493   $ 22,182
                                                              ========   ========

                            PIONEER COMPANIES, INC.

     The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense (benefit) for the periods presented is as follows:

                                                 1998                1997                1996
                                           -----------------   -----------------   ----------------
                                           AMOUNT    PERCENT   AMOUNT    PERCENT   AMOUNT   PERCENT
                                           -------   -------   -------   -------   ------   -------
Tax at U.S. statutory rates..............  $(6,193)    (35)%   $(2,165)    (35)%   $3,591     35%
State and foreign income taxes, net of
  federal tax benefit....................     (142)     (1)       (119)     (2)       631      6
Amortization of non-deductible
  goodwill...............................    1,658       9       2,033      33      1,591     16
Other -- net.............................       --      --         (38)     (1)        46     --
                                           -------     ---     -------     ---     ------     --
                                           $(4,677)    (27)%   $  (289)     (5)%   $5,859     57%
                                           =======     ===     =======     ===     ======     ==

     At December 31, 1998, the Company had approximately $88.9 million of available net operating loss carryforward ("NOL") which expires in 2009 through 2018 and $6.8 million of foreign NOL which expires in 2013. The NOL is available for offset against future taxable income generated during the carryforward period.

17. OTHER LONG-TERM LIABILITIES -- ENVIRONMENTAL

     The Company's operations are subject to extensive environmental laws and regulations related to protection of the environment, including those applicable to waste management, discharge of materials into the air and water, clean-up liability from historical waste disposal practices, and employee health and safety. At several of the Company's facilities, investigations or remediations are underway and at some of these locations regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources. The Company could be required to incur additional costs to construct and operate remediation systems in the future. In addition, at several of its facilities, the Company is in the process of replacing or closing ponds for the collection of wastewater. The Company plans to spend approximately $1.4 million during the next fifteen years for closure of eight chlor-alkali waste water disposal ponds at the Henderson plant. The Company believes that it is in substantial compliance with existing governmental regulations.

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

     In connection with the October 1988 acquisition of the chlor-alkali business by a predecessor company to PAI (the "Predecessor Company"), ICI Delaware Holdings, Inc. and ICI Americas, Inc. (such companies or their successors, the "ZENECA Companies") agreed to indemnify the Predecessor Company for certain environmental liabilities (the "ZENECA Indemnity"), including liabilities associated with operations at the Company's plant located in Henderson, Nevada (the "Henderson Plant"). In general, the ZENECA Companies agreed to indemnify the Predecessor Company for environmental costs which arise from or relate to pre-acquisition actions which involved disposal, discharge, or release of materials resulting from non-chlor-alkali manufacturing operations at the Henderson Plant and at other properties within the same industrial complex. Payments under the indemnity cannot exceed approximately $65 million.

     Due to the change in ownership resulting from the acquisition of the Predecessor Company by PAI (the "Pioneer Acquisition"), the ZENECA Indemnity will terminate on April 20, 1999. The ZENECA Indemnity will continue to cover claims after the expiration of the term of the indemnity provided that, prior to the expiration of the indemnity, proper notice to the ZENECA Companies is given and the Company has taken

                            PIONEER COMPANIES, INC.

certain other actions. Proper notice has been provided to the ZENECA Companies with respect to outstanding claims under the ZENECA Indemnity, but the amount of such claims has not yet been determined given the ongoing nature of the environmental work at Henderson. The Company believes that the ZENECA Companies will continue to honor their obligations under the ZENECA Indemnity for claims properly presented by the Company. It is possible, however, that disputes could arise between the parties and that the Company would have to subject its claims for clean-up expenses, which could be substantial, to the contractually established arbitration process. In the opinion of management, any environmental liability in excess of the amount indemnified and accrued on the consolidated balance sheet would not have a material adverse affect on the consolidated financial statements.

     In the agreement relating to the Pioneer Acquisition, the sellers agreed to indemnify the Company for certain environmental liabilities that result from certain discharges of hazardous materials, or violations of environmental laws, arising prior to April 20, 1995 (the "Closing Date") from or relating to the PAI plant sites or arising before or after the Closing Date with respect to certain environmental liabilities relating to assets held by the Company for the benefit of the sellers (the "Sellers' Indemnity"). Amounts payable pursuant to the Sellers' Indemnity will generally be payable as follows: (i) out of certain reserves established on the Predecessor Company's balance sheet at December 31, 1994; (ii) either by offset against the amounts payable under the notes issued to the sellers or from deposit account balances held by the Company (see Note
5), and (iii) in certain circumstances and subject to specified limitations, out of the personal assets of the sellers. Subject to certain exceptions and limitations set forth in the Pioneer Acquisition agreement, a claim notice with respect to amounts payable pursuant to the Sellers' Indemnity must generally be given within 15 years of the Closing Date. Pioneer is required to reimburse the sellers for amounts paid under the Sellers' Indemnity with amounts recovered under the ZENECA Indemnity or from other third parties.

     Remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are based upon management's best estimate of the ultimate cost and are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Ongoing environmental compliance cost, including maintenance and monitoring costs, are charged to operations as incurred. The liabilities are based upon all available facts, existing technology, past experience and cost-sharing arrangements, including the viability of other parties. Charges made against income for recurring environmental matters, included in "cost of sales" on the statements of operations, totaled approximately $3.4 million, $2.1 million and $1.9 million for the year ended December 31, 1998, 1997 and 1996, respectively. Capital expenditures for environmental-related matters at existing facilities approximated $2.5 million, $4.1 million and $4.5 million for the year ended December 31, 1998, 1997 and 1996, respectively. Future environmental-related capital expenditures will depend upon regulatory requirements, as well as timing related to obtaining necessary permits and approvals.

     Estimates of future environmental restoration and remediation costs are inherently imprecise due to currently unknown factors such as the magnitude of possible contamination, the timing and extent of such restoration and remediation, the extent to which such costs are recoverable from third parties, and the extent to which environmental laws and regulations may change in the future. The Predecessor Company established a reserve at the time of its acquisition of the Henderson, Nevada and St. Gabriel, Louisiana facilities with respect to potential remediation costs relating to matters not covered by the ZENECA Indemnity, consisting primarily of remediation costs that may be incurred by the Company for chlor-alkali-related remediation of the Henderson and St. Gabriel facilities. The recorded accrual included certain amounts related to anticipated closure and post-closure actions that may be required in the event that operation of the present chlor-alkali plants ceases. Such accrual, in the amount of $5.2 million, is recorded in the Company's consolidated balance sheets at December 31, 1998. However, complete analysis and study has not been completed, and therefore, additional charges may be recorded in the event a decision for closure is made.

     In 1994, the Predecessor Company recorded an additional $3.2 million environmental reserve related to pre-closing actions at sites that are the responsibility of the ZENECA Companies. Such accrual is recorded in

                            PIONEER COMPANIES, INC.

the Company's consolidated balance sheets at December 31, 1998 and 1997. Other assets include an account receivable of the same amount from the ZENECA Companies. The Company believes it will be reimbursed by the ZENECA Companies for substantially all of such costs that are incurred at the Henderson Plant and other properties within the same industrial complex. Additionally, certain other environmental matters exist which have been assumed directly by the ZENECA Companies. No assurance can be given that actual costs will not exceed accrued amounts. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs, or a determination that the Company is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by the Company to be required for such matters. Further, there can be no assurance that additional environmental matters will not arise in the future.

18. RELATED PARTY TRANSACTIONS

     The Company has a 15% partnership interest in Saguaro Power Company ("Saguaro"), which owns a cogeneration plant located in Henderson, Nevada. The Company's interest in Saguaro is accounted for using the cost method of accounting. The Company sells certain products and services to and purchases steam from Saguaro at market prices. Transactions with Saguaro are as follows:

                                                              1998     1997     1996
                                                             ------   ------   ------
Sales to Saguaro...........................................  $  778   $  856   $1,005
Purchases from Saguaro.....................................   1,284    1,352    1,840
Partnership cash distribution from Saguaro (included in
  other income)............................................     975    1,033      735

     Accounts receivable from and accounts payable to Saguaro are not significant to the Company's consolidated balance sheet.

     The Company is a party to an agreement with BII for the delivery of the Company's water to the Henderson production facility. The agreement provides for the delivery of a minimum of eight million gallons of water per day. The agreement expires on December 31, 2014, unless terminated earlier in accordance with the provisions of the agreement. In addition, BII owns the power facilities which transmit electricity to the Henderson facility. For the year ended December 31, 1998, 1997 and 1996, for its services BII charged operating expenses to the Company of approximately $1.3 million, $1.1 million and $1.0 million, respectively.

     Interlaken Capital, Inc., an entity controlled by Mr. William R. Berkley, Chairman of the Board of Pioneer, received a fee of approximately $0.3 million plus reimbursement of reasonable out-of-pocket expenses, for services rendered in connection with the KWT transaction in 1996. The firm was paid a fee of approximately $1.3 million, plus reimbursement of reasonable out-of-pocket expenses, for services rendered in connection with the acquisition of the Tacoma Facility in 1997. The firm was paid a fee of approximately $2.4 million, plus reimbursement of reasonable out-of-pocket expenses, for services rendered in connection with the PCI Canada Acquisition in 1997.

                            PIONEER COMPANIES, INC.

19. EARNINGS (LOSS) PER SHARE

     Per share information for all periods presented reflects 7% stock dividends on the Class A and Class B Common Stock in December 1998, December 1997 and December 1996. Computational amounts for earnings (loss) per share are as follows:

                                                           1998      1997      1996
                                                         --------   -------   -------
Income (loss) before extraordinary item................  $(13,017)  $(5,896)  $ 4,400
                                                         ========   =======   =======
Basic Earnings Per Share:
  Weighted average number of common shares
     outstanding.......................................    10,709    10,655    10,483
                                                         ========   =======   =======
  Income (loss) before extraordinary item per share....  $  (1.22)  $ (0.55)  $  0.42
                                                         ========   =======   =======
Diluted Earnings Per Share:
  Weighted average number of common shares
     outstanding.......................................    10,709    10,655    10,483
  Effect of dilutive stock options.....................        --        --        48
                                                         --------   -------   -------
  Weighted average number of common shares outstanding,
     including dilutive securities.....................    10,709    10,655    10,531
                                                         ========   =======   =======
  Income (loss) before extraordinary item per share....  $  (1.22)  $ (0.55)  $  0.42
                                                         ========   =======   =======

20. RECENT ACCOUNTING PRONOUNCEMENTS

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

                            PIONEER COMPANIES, INC.

21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                      FIRST      SECOND     THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
For Year Ended December 31, 1998
  Revenues.........................................  $101,325   $102,939   $100,356   $ 80,068
  Operating income (loss)..........................    15,265     10,550      7,748     (2,491)
  Income (loss) before taxes and extraordinary
     item..........................................     5,439     (1,970)    (5,492)   (15,671)
  Net income (loss)................................     2,776       (938)    (4,284)   (10,571)
  Per Share Data(1) --
     Basic net income (loss).......................  $   0.26   $  (0.09)  $  (0.40)  $  (0.99)
                                                     ========   ========   ========   ========
     Diluted net income (loss).....................  $   0.23   $  (0.09)  $  (0.40)  $  (0.99)
                                                     ========   ========   ========   ========
For Year Ended December 31, 1997
  Revenues.........................................  $ 46,046   $ 53,987   $ 72,329   $ 97,979
  Operating income.................................     1,302      1,797      9,375      8,421
  Income (loss) before taxes and extraordinary
     item..........................................    (3,243)    (3,371)     2,865     (2,436)
  Extraordinary item, net of tax benefit(2)........        --    (18,658)        --         --
  Net income (loss)................................    (2,454)   (20,718)       718     (2,100)
  Per Share Data(1) -- Basic and Diluted:
     Earnings (loss) before extraordinary item.....  $  (0.23)  $  (0.19)  $   0.06   $  (0.20)
     Extraordinary item, net of tax benefit(2).....        --      (1.75)        --         --
                                                     --------   --------   --------   --------
          Net income (loss)........................  $  (0.23)  $  (1.94)  $   0.06   $  (0.20)
                                                     ========   ========   ========   ========

---------------

No cash dividends were declared or paid by the Company in 1998, 1997 or 1996.

(1) Per share information for all periods presented reflects 7% stock dividends on the Class A and Class B Common Stock in December 1998 and December 1997.

(2) During the second quarter of 1997, the Company recognized an $18.7 million extraordinary loss as a result of the early extinguishment of the 13 3/8% First Mortgage Notes. The extraordinary loss consisted primarily of the 20% premium paid on the face value of the notes and the write-off of debt placement fees related to the notes (net of tax benefit of $12.4 million).

22. SUBSEQUENT EVENTS

     In January 1999, the Company modified its retiree health care benefit plan to curtail benefits offered thereunder (see Note 8). Benefits to current retirees were not impacted, but current employees will no longer receive benefits under this plan. The curtailment resulted in a 1999 expense reduction of approximately $12.5 million as a result of the reduction of the related long-term liability. The transaction will be recognized in the first quarter of 1999.

     In March 1999, the Company modified its existing $65.0 million Bank Credit Facility (see Note 9) to $50.0 million (the "Amended Credit Facility"). Borrowing under the Amended Credit Facility will require a minimum interest coverage ratio of at least 0.7 to 1.0 (0.6 from October 1, 1999 to March 31, 2000) for the prior twelve months or on a year-to-date basis, whichever is higher (subject to a borrowing base limitation that relates to the level of accounts receivable). Failure to maintain a coverage ratio of 1.1 to 1.0 for fifteen consecutive months would constitute an event of default.

     In March 1999, the Company amended its $8.0 million promissory note to Kemira Kemi AB (see Note 10). Payment of interest under the amended note is due beginning in the year 2000, or from KWT, Inc.'s positive cash flows (as defined), whichever occurs first. The Company has classified these amounts in accordance with the terms of the amended note.

     In March 1999, Kemwater disposed of its iron chlorides business, resulting in a pretax loss on the disposal of approximately $0.9 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in Pioneer's definitive proxy statement relating to the 1999 Annual Meeting of Stockholders of Pioneer (the "1999 Proxy Statement") to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in response to Items 401 and 405 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act ("Regulation S-K"), or if the 1999 Proxy Statement is not so filed within 120 days after December 31, 1998, such information will be included in an amendment to this report filed not later than the end of such period. Reference is also made to the information appearing in Item 4.a of Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 1999 Proxy Statement in response to Item 402 of Regulation S-K, or if the 1999 Proxy Statement is not so filed within 120 days after December 31, 1998, such information will be included in an amendment to this report filed not later than the end of such period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 1999 Proxy Statement in response to Item 403 of Regulation S-K, or if the 1999 Proxy Statement is not so filed within 120 days after December 31, 1998, such information will be included in an amendment to this report filed not later than the end of such period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 1999 Proxy Statement in response to Item 404 of Regulation S-K, or if the 1999 Proxy Statement is not so filed within 120 days after December 31, 1998, such information will be included in an amendment to this report filed not later than the end of such period.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) List of Documents Filed.

          (1) The financial statements filed as part of this report are listed in the Index to Financial Statements under Item 8 on page 25 hereof.

          (2) Additional financial information and schedules included pursuant to the requirements of Form 10-K are listed in the Index to Financial Statements under Item 8 on page 25 hereof.

          (3) Exhibits

     The exhibits indicated by an asterisk (*) are incorporated by reference. The exhibits indicated by a plus sign (+) each constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          2.1*           -- Stock Purchase Agreement, dated as of March 24, 1995, by and among Pioneer, PAI and the Sellers parties thereto
                            (incorporated by reference to Exhibit 2 to Pioneer's
                            Current Report on Form 8-K filed on May 5, 1995).
          2.2*           -- Asset Purchase Agreement, dated as of May 14, 1997, by
                            and between OCC Tacoma, Inc. and the Company
                            (incorporated by reference to Exhibit 2 to Pioneer's
                            Current Report on Form 8-K filed on July 1, 1997).
          2.3(a)*        -- Asset Purchase Agreement, dated as of September 22, 1997, between PCI Chemicals Canada Inc. ("PCICC"), PCI
                            Carolina, Inc. and the Company and ICI Canada Inc., ICI
                            Americas, Inc. and Imperial Chemical Industries plc
                            (incorporated by reference to Exhibit 2 to Pioneer's
                            Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 1997).
          2.3(b)*        -- First Amendment to Asset Purchase Agreement, dated as of
                            October 31, 1997, between PCICC, PCI Carolina, Inc. and
                            Pioneer and ICI Canada Inc., ICI Americas, Inc. and
                            Imperial Chemical Industries plc (incorporated by
                            reference to Exhibit 2 to Pioneer's Current Report on
                            Form 8-K filed on November 17, 1997).
          3.1(a)*        -- Third Restated Certificate of Incorporation of Pioneer
                            filed with Secretary of State of Delaware on May 21, 1993
                            (incorporated by reference to Exhibit 3.1 to Pioneer's
                            Annual Report on Form 10-K for the year ended December
                            31, 1993).
          3.1(b)*        -- First Amendment to Third Restated Certificate of
                            Incorporation of Pioneer filed with Secretary of State of
                            Delaware on April 20, 1995 (incorporated by reference to
                            Exhibit 3.1(b) to Pioneer's Annual Report on Form 10-K
                            for the year ended December 31, 1995).
          3.1(c)*        -- Second Amendment to Third Restated Certificate of
                            Incorporation of Pioneer filed with Secretary of State of
                            Delaware on April 27, 1995 (incorporated by reference to
                            Exhibit 3.1(c) to Pioneer's Annual Report on Form 10-K
                            for the year ended December 31, 1995).
          3.2*           -- By-laws of Pioneer (incorporated by reference to Exhibit
                            3.2 to Pioneer's Annual Report on Form 10-K for the year
                            ended December 31, 1988).
          4.1*           -- Certificate of Designations of Series A Preferred Stock
                            of the Company (incorporated by reference to Exhibit 4 to
                            Pioneer's Current Report on Form 8-K filed on July 1,
                            1997).
          4.2*           -- Indenture, dated as of June 17, 1997, by and among PAI, the Subsidiary Guarantors defined therein and United
                            States Trust Company of New York, as Trustee, relating to
                            $200,000,000 principal amount of 9 1/4% Series A Senior
                            Notes due 2007, including form of Note and Guarantees
                            (incorporated by reference to Exhibit 2 to the Company's
                            Current Report on Form 8-K filed on July 1, 1997).
          4.3(a)*        -- Deed of Trust, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PCAC
                            (Tacoma, Washington) (incorporated by reference to
                            Exhibit 4.2(a) to PAI's Registration Statement on Form
                            S-4, as amended (file no. 333-30683)).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          4.3(b)*        -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PCAC
                            (St. Gabriel, Louisiana) (incorporated by reference to
                            Exhibit 4.2(b) to PAI's Registration Statement on Form
                            S-4, as amended (file no. 333-30683)).
          4.3(c)*        -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PCAC
                            (Henderson, Nevada) (incorporated by reference to Exhibit
                            4.2(c) to PAI's Registration Statement on Form S-4, as
                            amended (file no. 333-30683)).
          4.4(a)*        -- Term Loan Agreement, dated as of June 17, 1997, among
                            PAAC, various financial institutions as Lenders, DLJ
                            Capital Funding, inc., as the Syndication Agent, Salomon
                            Brothers Holding Company Inc, as the Documentation Agent
                            and Bank of America Illinois, as the Administrative Agent
                            (the "PAI Term Loan Agreement") (incorporated by
                            reference to Exhibit 4.3(a) to PAI's Registration
                            Statement on Form S-4, as amended (file no. 333-30683)).
          4.4(b)*        -- Subsidiary Guaranty, dated June 17, 1997, executed by
                            each of the Subsidiaries party thereto, as guarantor,
                            respectively, in favor of the Lenders, guaranteeing the
                            obligations of one another under the PAI Term Loan
                            Agreement (incorporated by reference to Exhibit 4.3(b) to
                            PAI's Registration Statement on Form S-4, as amended
                            (file no. 333-30683)).
          4.5*           -- Security Agreement, dated as of June 17, 1997, among PCAC and United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.4 to PAI Registration Statement on Form S-4, as amended
                            (file no. 333-30683)).
          4.6*           -- Stock Pledge Agreement, dated as of June 17, 1997, among
                            PAI and United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.5 to PAI's Registration Statement on Form S-4, as
                            amended (file no. 333-30683)).
          4.7*           -- Amended and Restated Loan and Security Agreement, dated as of May 29, 1998, by and among PAI and PCICC and Bank
                            of America National Trust and Savings Association, as
                            Agent and Lender, Bank of America Canada, as Canadian
                            Funding Agent and as a Lender, Bank America Robertson
                            Stephens, as Arranger, and the other Lenders party
                            thereto (the "Revolving Loan Agreement") (incorporated by
                            reference to Exhibit 10 to Pioneer's Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1998).
          4.8*           -- Intercreditor and Collateral Agency Agreement, dated as of June 17, 1997 by and among United States Trust Company
                            of New York, as Trustee and Collateral Agent, Bank of
                            America Illinois, as Agent, PAI and PCAC (incorporated by
                            reference to Exhibit 4.7 to PAI's Registration Statement
                            on Form S-4, as amended (file no. 333-30683)).
          4.9*           -- Indenture, dated as of October 30, 1997, by and among
                            PCICC, the Guarantors defined therein and United States
                            Trust Company of New York, as Trustee, relating to
                            $175,000,000 principal amount of 9 1/4% Series A Senior
                            Notes due 2007, including form of Note and Guarantees
                            (incorporated by reference to Exhibit 4.1 to PCICC's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221)).
          4.10*          -- Deed of Hypothec, dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.2 to PCICC's Registration Statement on Form S-4, as
                            amended (file no. 333-41221)).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          4.11*          -- Affiliate Security Agreement, dated as of October 30,
                            1997, among PCICC, Pioneer Licensing, Inc. and United
                            States Trust Company of New York, as Collateral Agent
                            (incorporated by reference to Exhibit 4.3 to PCICC's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221)).
          4.12*          -- Borrower (Canadian) Security Agreement, dated as of
                            October 30, 1997, between PCICC and United States Trust
                            Company of New York, as Collateral Agent (incorporated by
                            reference to Exhibit 4.4 to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
          4.13(a)*       -- Demand Debenture (Ontario), dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New
                            York, as Collateral Agent (incorporated by reference to
                            Exhibit 4.5(a) to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221)).
          4.13(b)*       -- Demand Debenture (Quebec), dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New
                            York, as Collateral Agent (incorporated by reference to
                            Exhibit 4.5(b) to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221)).
          4.13(c)*       -- Demand Debenture (New Brunswick), dated as of October 30,
                            1997, by PCICC in favor of United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.5(c) to PCICC's Registration Statement on
                            Form S-4, as amended (file no. 333-41221)).
          4.14(a)*       -- Demand Pledge Agreement (Ontario), dated as of October
                            30, 1997, by PCICC in favor of United States Trust
                            Company of New York, as Collateral Agent (incorporated by
                            reference to Exhibit 4.6(a) to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
          4.14(b)*       -- Demand Pledge Agreement (Quebec), dated as of October 30,
                            1997, by PCICC in favor of United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.6(b) to PCICC's Registration Statement on
                            Form S-4, as amended (file no. 333-41221)).
          4.14(c)*       -- Demand Pledge Agreement (New Brunswick), dated as of
                            October 30, 1997, by PCICC in favor of United States
                            Trust Company of New York, as Collateral Agent
                            (incorporated by reference to Exhibit 4.6(c) to PCICC's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221)).
          4.15*          -- Subsidiary Security Agreement, dated as of October 30,
                            1997, by PCICC in favor of United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.7 to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221)).
          4.16(a)*       -- Term Loan Agreement, dated as of October 30, 1997, among
                            PAI, PAAC, various financial institutions, as Lenders,
                            DLJ Capital Funding, Inc., as the Syndication Agent,
                            Salomon Brothers Holding Company, Inc, as the
                            Documentation Agent, Bank of America National Trust and
                            Savings Association, as the Administrative Agent and
                            United States Trust Company of New York, as Collateral
                            Agent (incorporated by reference to Exhibit 4.8(a) to
                            PCICC's Registration Statement on Form S-4, as amended
                            (file no. 333-41221)).
          4.16(b)*       -- Affiliate Guaranty, dated as of October 30, 1997, by and among PCICC, the Guarantors identified therein and the
                            Initial Purchasers identified therein (incorporated by
                            reference to Exhibit 4.8(b) to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          4.17*          -- Intercreditor and Collateral Agency Agreement, dated as of October 30, 1997, by and among United States Trust
                            Company of New York, as Trustee and Collateral Agent,
                            Bank of America National Trust and Savings Association,
                            as Agent, PCICC and PAI (incorporated by reference to
                            Exhibit 4.10 to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221)).
         10.1*           -- Contingent Payment Agreement, dated as of April 20, 1995, by and among Pioneer, PAI and the Sellers party thereto
                            (incorporated by reference to Exhibit 10.2 to Pioneer's
                            Current Report on Form 8-K filed on May 5, 1995).
         10.2*           -- Tax Sharing Agreement, dated as of April 20, 1995, by and among Pioneer, PAI and the Subsidiary Guarantors
                            (incorporated by reference to Exhibit 10.3 to PAI's
                            Registration Statement on Form S-4, as amended (file no.
                            33-98828)).
         10.3*+          -- Pioneer Companies, Inc. 1995 Stock Incentive Plan
                            (incorporated by reference to Exhibit 10.4 to PAI's
                            Registration Statement on Form S-4, as amended (file no.
                            33-98828)).
         10.4*+          -- Employment Agreement, dated April 20, 1995, between the
                            Pioneer and Richard C. Kellogg, Jr. (incorporated by
                            reference to Exhibit 10.1 to Pioneer's Quarterly Report
                            on Form 10-Q for the quarter ended June 30, 1995).
         10.5*+          -- Executive Employment Agreement, dated January 4, 1997,
                            between Pioneer and Michael J. Ferris (incorporated by
                            reference to Exhibit 10.10 to Pioneer's Annual Report on
                            Form 10-K for the year ended December 31, 1996).
         10.6*+          -- Non-Qualified Stock Option Agreement, dated January 4,
                            1997, between Pioneer and Michael J. Ferris (incorporated
                            by reference to Exhibit 10.15 to Pioneer's Annual Report
                            on Form 10-K for the year ended December 31, 1996).
         10.7*+          -- Non-Qualified Stock Option Agreement, dated May 15, 1997, between Pioneer and Andrew M. Bursky (incorporated by
                            reference to Exhibit 10.11 to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
         21              -- Subsidiaries of Pioneer.
         23              -- Independent Auditors' Consent.
         27              -- Financial Data Schedule.

     (b) Reports on Form 8-K.

          The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.

     (c) Financial Statement Schedule.

          Filed herewith as a financial statement schedule is Schedule II with respect to Valuation and Qualifying Accounts for Pioneer. All other schedules have been omitted because they are not applicable, not required or the required information is included in the financial statements or notes thereto.

                                                                     SCHEDULE II

                            PIONEER COMPANIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                              BALANCE AT   CHARGED TO                             BALANCE AT
                                              BEGINNING    COSTS AND                                END OF
DESCRIPTION                                   OF PERIOD     EXPENSE     ADDITIONS   DEDUCTIONS      PERIOD
-----------                                   ----------   ----------   ---------   ----------    ----------
Year Ended December 31, 1998:
  Allowance for doubtful accounts...........    $3,602       $  205       $ --        $(685)(A)     $3,122
Year Ended December 31, 1997:
  Allowance for doubtful accounts...........     1,311        1,887        604(B)      (200)(A)      3,602
Year Ended December 31, 1996:
  Allowance for doubtful accounts...........     1,424           --         --         (113)(A)      1,311

---------------

(A)  Uncollectable accounts written off, net of recoveries.

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

March 30, 1999

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

                      SIGNATURE                                       TITLE                    DATE
                      ---------                                       -----                    ----

                /s/ MICHAEL J. FERRIS                   President and Chief Executive     March 30, 1999
-----------------------------------------------------     Officer and Director
                 (Michael J. Ferris)

                /s/ PHILIP J. ABLOVE                    Vice President and Chief          March 30, 1999
-----------------------------------------------------     Financial Officer and Director
                 (Philip J. Ablove)                       (Principal Financial Officer)

                 /s/ JOHN R. BEAVER                     Controller (Principal Accounting  March 30, 1999
-----------------------------------------------------     Officer)
                  (John R. Beaver)

               /s/ WILLIAM R. BERKLEY                   Chairman of the Board             March 30, 1999
-----------------------------------------------------
                (William R. Berkley)

                /s/ ANDREW M. BURSKY                    Director                          March 30, 1999
-----------------------------------------------------
                 (Andrew M. Bursky)

                /s/ DONALD J. DONAHUE                   Director                          March 30, 1999
-----------------------------------------------------
                 (Donald J. Donahue)

             /s/ RICHARD C. KELLOGG, JR.                Director                          March 30, 1999
-----------------------------------------------------
              (Richard C. Kellogg, Jr.)

                 /s/ JOHN R. KENNEDY                    Director                          March 30, 1999
-----------------------------------------------------
                  (John R. Kennedy)

                 /s/ JACK H. NUSBAUM                    Director                          March 30, 1999
-----------------------------------------------------
                  (Jack H. Nusbaum)

              /s/ THOMAS H. SCHNITZIUS                  Director                          March 30, 1999
-----------------------------------------------------
               (Thomas H. Schnitzius)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          2.1*           -- Stock Purchase Agreement, dated as of March 24, 1995, by and among Pioneer, PAI and the Sellers parties thereto
                            (incorporated by reference to Exhibit 2 to Pioneer's
                            Current Report on Form 8-K filed on May 5, 1995).
          2.2*           -- Asset Purchase Agreement, dated as of May 14, 1997, by
                            and between OCC Tacoma, Inc. and the Company
                            (incorporated by reference to Exhibit 2 to Pioneer's
                            Current Report on Form 8-K filed on July 1, 1997).
          2.3(a)*        -- Asset Purchase Agreement, dated as of September 22, 1997, between PCI Chemicals Canada Inc. ("PCICC"), PCI
                            Carolina, Inc. and the Company and ICI Canada Inc., ICI
                            Americas, Inc. and Imperial Chemical Industries plc
                            (incorporated by reference to Exhibit 2 to Pioneer's
                            Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 1997).
          2.3(b)*        -- First Amendment to Asset Purchase Agreement, dated as of
                            October 31, 1997, between PCICC, PCI Carolina, Inc. and
                            Pioneer and ICI Canada Inc., ICI Americas, Inc. and
                            Imperial Chemical Industries plc (incorporated by
                            reference to Exhibit 2 to Pioneer's Current Report on
                            Form 8-K filed on November 17, 1997).
          3.1(a)*        -- Third Restated Certificate of Incorporation of Pioneer
                            filed with Secretary of State of Delaware on May 21, 1993
                            (incorporated by reference to Exhibit 3.1 to Pioneer's
                            Annual Report on Form 10-K for the year ended December
                            31, 1993).
          3.1(b)*        -- First Amendment to Third Restated Certificate of
                            Incorporation of Pioneer filed with Secretary of State of
                            Delaware on April 20, 1995 (incorporated by reference to
                            Exhibit 3.1(b) to Pioneer's Annual Report on Form 10-K
                            for the year ended December 31, 1995).
          3.1(c)*        -- Second Amendment to Third Restated Certificate of
                            Incorporation of Pioneer filed with Secretary of State of
                            Delaware on April 27, 1995 (incorporated by reference to
                            Exhibit 3.1(c) to Pioneer's Annual Report on Form 10-K
                            for the year ended December 31, 1995).
          3.2*           -- By-laws of Pioneer (incorporated by reference to Exhibit
                            3.2 to Pioneer's Annual Report on Form 10-K for the year
                            ended December 31, 1988).
          4.1*           -- Certificate of Designations of Series A Preferred Stock
                            of the Company (incorporated by reference to Exhibit 4 to
                            Pioneer's Current Report on Form 8-K filed on July 1,
                            1997).
          4.2*           -- Indenture, dated as of June 17, 1997, by and among PAI, the Subsidiary Guarantors defined therein and United
                            States Trust Company of New York, as Trustee, relating to
                            $200,000,000 principal amount of 9 1/4% Series A Senior
                            Notes due 2007, including form of Note and Guarantees
                            (incorporated by reference to Exhibit 2 to the Company's
                            Current Report on Form 8-K filed on July 1, 1997).
          4.3(a)*        -- Deed of Trust, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PCAC
                            (Tacoma, Washington) (incorporated by reference to
                            Exhibit 4.2(a) to PAI's Registration Statement on Form
                            S-4, as amended (file no. 333-30683)).
          4.3(b)*        -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PCAC
                            (St. Gabriel, Louisiana) (incorporated by reference to
                            Exhibit 4.2(b) to PAI's Registration Statement on Form
                            S-4, as amended (file no. 333-30683)).
          4.3(c)*        -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PCAC
                            (Henderson, Nevada) (incorporated by reference to Exhibit
                            4.2(c) to PAI's Registration Statement on Form S-4, as
                            amended (file no. 333-30683)).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          4.4(a)*        -- Term Loan Agreement, dated as of June 17, 1997, among
                            PAAC, various financial institutions as Lenders, DLJ
                            Capital Funding, inc., as the Syndication Agent, Salomon
                            Brothers Holding Company Inc, as the Documentation Agent
                            and Bank of America Illinois, as the Administrative Agent
                            (the "PAI Term Loan Agreement") (incorporated by
                            reference to Exhibit 4.3(a) to PAI's Registration
                            Statement on Form S-4, as amended (file no. 333-30683)).
          4.4(b)*        -- Subsidiary Guaranty, dated June 17, 1997, executed by
                            each of the Subsidiaries party thereto, as guarantor,
                            respectively, in favor of the Lenders, guaranteeing the
                            obligations of one another under the PAI Term Loan
                            Agreement (incorporated by reference to Exhibit 4.3(b) to
                            PAI's Registration Statement on Form S-4, as amended
                            (file no. 333-30683)).
          4.5*           -- Security Agreement, dated as of June 17, 1997, among PCAC and United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.4 to PAI's Registration Statement on Form S-4, as
                            amended (file no. 333-30683)).
          4.6*           -- Stock Pledge Agreement, dated as of June 17, 1997, among
                            PAI and United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.5 to PAI's Registration Statement on Form S-4, as
                            amended (file no. 333-30683)).
          4.7*           -- Amended and Restated Loan and Security Agreement, dated as of May 29, 1998, by and among PAI and PCICC and Bank
                            of America National Trust and Savings Association, as
                            Agent and Lender, Bank of America Canada, as Canadian
                            Funding Agent and as a Lender, Bank America Robertson
                            Stephens, as Arranger, and the other Lenders party
                            thereto (the "Revolving Loan Agreement") (incorporated by
                            reference to Exhibit 10 to Pioneer's Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1998).
          4.8*           -- Intercreditor and Collateral Agency Agreement, dated as of June 17, 1997 by and among United States Trust Company
                            of New York, as Trustee and Collateral Agent, Bank of
                            America Illinois, as Agent, PAI and PCAC (incorporated by
                            reference to Exhibit 4.7 to PAI's Registration Statement
                            on Form S-4, as amended (file no. 333-30683)).
          4.9*           -- Indenture, dated as of October 30, 1997, by and among
                            PCICC, the Guarantors defined therein and United States
                            Trust Company of New York, as Trustee, relating to
                            $175,000,000 principal amount of 9 1/4% Series A Senior
                            Notes due 2007, including form of Note and Guarantees
                            (incorporated by reference to Exhibit 4.1 to PCICC's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221)).
          4.10*          -- Deed of Hypothec, dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.2 to PCICC's Registration Statement on Form S-4, as
                            amended (file no. 333-41221)).
          4.11*          -- Affiliate Security Agreement, dated as of October 30,
                            1997, among PCICC, Pioneer Licensing, Inc. and United
                            States Trust Company of New York, as Collateral Agent
                            (incorporated by reference to Exhibit 4.3 to PCICC's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221)).
          4.12*          -- Borrower (Canadian) Security Agreement, dated as of
                            October 30, 1997, between PCICC and United States Trust
                            Company of New York, as Collateral Agent (incorporated by
                            reference to Exhibit 4.4 to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          4.13(a)*       -- Demand Debenture (Ontario), dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New
                            York, as Collateral Agent (incorporated by reference to
                            Exhibit 4.5(a) to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221)).
          4.13(b)*       -- Demand Debenture (Quebec), dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New
                            York, as Collateral Agent (incorporated by reference to
                            Exhibit 4.5(b) to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221)).
          4.13(c)*       -- Demand Debenture (New Brunswick), dated as of October 30,
                            1997, by PCICC in favor of United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.5(c) to PCICC's Registration Statement on
                            Form S-4, as amended (file no. 333-41221)).
          4.14(a)*       -- Demand Pledge Agreement (Ontario), dated as of October
                            30, 1997, by PCICC in favor of United States Trust
                            Company of New York, as Collateral Agent (incorporated by
                            reference to Exhibit 4.6(a) to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
          4.14(b)*       -- Demand Pledge Agreement (Quebec), dated as of October 30,
                            1997, by PCICC in favor of United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.6(b) to PCICC's Registration Statement on
                            Form S-4, as amended (file no. 333-41221)).
          4.14(c)*       -- Demand Pledge Agreement (New Brunswick), dated as of
                            October 30, 1997, by PCICC in favor of United States
                            Trust Company of New York, as Collateral Agent
                            (incorporated by reference to Exhibit 4.6(c) to PCICC's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221)).
          4.15*          -- Subsidiary Security Agreement, dated as of October 30,
                            1997, by PCICC in favor of United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.7 to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221)).
          4.16(a)*       -- Term Loan Agreement, dated as of October 30, 1997, among
                            PAI, PAAC, various financial institutions, as Lenders,
                            DLJ Capital Funding, Inc., as the Syndication Agent,
                            Salomon Brothers Holding Company, Inc, as the
                            Documentation Agent, Bank of America National Trust and
                            Savings Association, as the Administrative Agent and
                            United States Trust Company of New York, as Collateral
                            Agent (incorporated by reference to Exhibit 4.8(a) to
                            PCICC's Registration Statement on Form S-4, as amended
                            (file no. 333-41221)).
          4.16(b)*       -- Affiliate Guaranty, dated as of October 30, 1997, by and among PCICC, the Guarantors identified therein and the
                            Initial Purchasers identified therein (incorporated by
                            reference to Exhibit 4.8(b) to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
          4.17*          -- Intercreditor and Collateral Agency Agreement, dated as of October 30, 1997, by and among United States Trust
                            Company of New York, as Trustee and Collateral Agent,
                            Bank of America National Trust and Savings Association,
                            as Agent, PCICC and PAI (incorporated by reference to
                            Exhibit 4.10 to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221)).
         10.1*           -- Contingent Payment Agreement, dated as of April 20, 1995, by and among Pioneer, PAI and the Sellers party thereto
                            (incorporated by reference to Exhibit 10.2 to Pioneer's
                            Current Report on Form 8-K filed on May 5, 1995).
         10.2*           -- Tax Sharing Agreement, dated as of April 20, 1995, by and among Pioneer, PAI and the Subsidiary Guarantors
                            (incorporated by reference to Exhibit 10.3 to PAI's
                            Registration Statement on Form S-4, as amended (file no.
                            33-98828)).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.3*+          -- Pioneer Companies, Inc. 1995 Stock Incentive Plan
                            (incorporated by reference to Exhibit 10.4 to PAI's
                            Registration Statement on Form S-4, as amended (file no.
                            33-98828)).
         10.4*+          -- Employment Agreement, dated April 20, 1995, between the
                            Pioneer and Richard C. Kellogg, Jr. (incorporated by
                            reference to Exhibit 10.1 to Pioneer's Quarterly Report
                            on Form 10-Q for the quarter ended June 30, 1995).
         10.5*+          -- Executive Employment Agreement, dated January 4, 1997,
                            between Pioneer and Michael J. Ferris (incorporated by
                            reference to Exhibit 10.10 to Pioneer's Annual Report on
                            Form 10-K for the year ended December 31, 1996).
         10.6*+          -- Non-Qualified Stock Option Agreement, dated January 4,
                            1997, between Pioneer and Michael J. Ferris (incorporated
                            by reference to Exhibit 10.15 to Pioneer's Annual Report
                            on Form 10-K for the year ended December 31, 1996).
         10.7*+          -- Non-Qualified Stock Option Agreement, dated May 15, 1997, between Pioneer and Andrew M. Bursky (incorporated by
                            reference to Exhibit 10.11 to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
         21              -- Subsidiaries of Pioneer.
         23              -- Independent Auditors' Consent.
         27              -- Financial Data Schedule.