Form 10-Q
period 1999-03-31
PIONEER COMPANIES INC
filed 1999-04-27
CIK 830141

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO ________

                         COMMISSION FILE NUMBER 1-9859

                            PIONEER COMPANIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                  06-1215192
 (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

    4300 BANK OF AMERICA CENTER, 700 LOUISIANA STREET, HOUSTON, TEXAS 77002
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

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

         On April 20, 1999, there were outstanding 9,984,015 shares of the Company's Class A Common Stock and 802,645 shares of Class B Common Stock.

                            PIONEER COMPANIES, INC.

                               TABLE OF CONTENTS


                                                                                                            Page
                                                                                                            ----
                                       PART I--FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets--March 31, 1999 and December 31, 1998                                 3

             Consolidated Statements of Operations--Three Months Ended March 31, 1999 and 1998                 4

             Consolidated Statements of Cash Flows--Three Months Ended March 31, 1999 and 1998                 5

             Notes to Consolidated Financial Statements                                                        6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations             8

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                       11


                                         PART II--OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                                                 11







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

                         PART I -- FINANCIAL INFORMATION

                            PIONEER COMPANIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     MARCH 31,      DECEMBER 31,
                                                                                       1999            1998
                                                                                    -----------     -----------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                        $    40,932     $    53,822
   Accounts receivable, less allowance for doubtful accounts of $2,956 at
     March 31, 1999 and $3,122 at December 31, 1998                                      40,964          46,469
   Inventories                                                                           28,432          26,556
   Prepaid expenses                                                                       6,703           6,311
                                                                                    -----------     -----------
Total current assets                                                                    117,031         133,158
Property, plant and equipment:
   Land                                                                                  10,622          10,727
   Buildings and improvements                                                            62,680          63,455
   Machinery and equipment                                                              309,297         312,736
   Construction in progress                                                              33,420          28,357
                                                                                    -----------     -----------
                                                                                        416,019         415,275
   Less accumulated depreciation                                                        (83,463)        (76,268)
                                                                                    -----------     -----------
                                                                                        332,556         339,007
Other assets, net of accumulated amortization of $10,321 at March 31, 1999
   and $8,443 at December 31, 1998                                                       57,519          57,392
Excess cost over fair value of net assets acquired, net of accumulated amortization of $25,585 at March 31, 1999 and $23,271 at
   December 31, 1998                                                                    199,571         201,885
                                                                                    -----------     -----------
Total assets                                                                        $   706,677     $   731,442
                                                                                    ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $    28,353     $    32,288
   Accrued liabilities                                                                   34,200          33,483
   Current portion of long-term debt                                                      2,688           2,684
                                                                                    -----------     -----------
Total current liabilities                                                                65,241          68,455
Long-term debt, less current portion                                                    583,499         584,168
Accrued pension and other employee benefits                                              13,965          25,836
Other long-term liabilities                                                              20,952          23,930
Commitments and contingencies
Redeemable preferred stock: $.01 par value, authorized 10,000 shares,
   55 issued and outstanding                                                              5,500           5,500
Stockholders' equity:
   Common stock:
     Class A, $.01 par value,  authorized 46,000 shares, issued and outstanding:  9,959 at March 31, 1999 and 9,927 at
        December 31, 1998                                                                    99              99
     Class B, $.01 par value, authorized 4,000 shares, issued and outstanding:
        803 at March 31, 1999 and December 31, 1998, convertible
        share-for-share into Class A shares                                                   8               8
   Additional paid-in capital                                                            55,055          55,055
   Retained deficit                                                                     (37,642)        (31,609)
                                                                                    -----------     -----------
Total stockholders' equity                                                               17,520          23,553
                                                                                    -----------     -----------
Total liabilities and stockholders' equity                                          $   706,677     $   731,442
                                                                                    ===========     ===========


                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                            ---------------------------
                                                                1999            1998
                                                            -----------     -----------
Revenues                                                    $    70,949     $   101,325
Cost of sales                                                    56,270          71,974
                                                            -----------     -----------
Gross profit                                                     14,679          29,351
Selling, general and administrative expenses                      9,911          14,086
                                                            -----------     -----------
Operating income                                                  4,768          15,265
Interest expense, net                                           (12,325)        (12,914)
Other income (expense), net                                        (996)          3,088
                                                            -----------     -----------
Income (loss) before taxes                                       (8,553)          5,439
Income tax provision (benefit)                                   (2,520)          2,663
                                                            -----------     -----------
Net income (loss)                                           $    (6,033)    $     2,776
                                                            ===========     ===========

Net income (loss) per common share:
    Basic                                                   $     (0.56)    $      0.26
                                                            ===========     ===========
    Diluted                                                 $     (0.56)    $      0.23
                                                            ===========     ===========

Weighted average number of common shares outstanding:
    Basic                                                        10,757          10,683
    Diluted                                                      10,757          11,873


                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                        ---------------------------
                                                                            1999            1998
                                                                        -----------     -----------
Operating activities:
   Net income (loss)                                                    $    (6,033)    $     2,776
   Adjustments to reconcile net income (loss) to net cash
     from operating activities:
        Depreciation and amortization                                        13,249          12,123
        Net change in deferred taxes                                         (2,520)          2,923
        Reduction in post-retirement medical expense                        (12,530)             --
        Loss on disposals of assets                                           1,057              --
        Foreign exchange loss                                                  (260)           (186)
        Net effect of changes in operating assets and liabilities               828          (4,631)
                                                                        -----------     -----------
Net cash flows from operating activities                                     (6,209)         13,005
                                                                        -----------     -----------

Investing activities:
   Capital expenditures                                                      (7,270)         (4,581)
   Proceeds received from disposals of assets                                 1,143              --
                                                                        -----------     -----------
Net cash flows from investing activities                                     (6,127)         (4,581)
                                                                        -----------     -----------

Financing activities:
   Payments on long-term debt                                                  (665)           (654)
                                                                        -----------     -----------
Net cash flows from financing activities                                       (665)           (654)
                                                                        -----------     -----------

Effect of exchange rate changes on cash                                         111             204
                                                                        -----------     -----------
Net change in cash                                                          (12,890)          7,974

Cash at beginning of period                                                  53,822          51,887
                                                                        -----------     -----------
Cash at end of period                                                   $    40,932     $    59,861
                                                                        ===========     ===========


                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION

         The consolidated balance sheet at March 31, 1999 and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first three months of 1999 are not necessarily indicative of results to be expected for the year ending December 31, 1999. The consolidated financial statements include the accounts of Pioneer Companies, Inc. ("Pioneer") and its subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated.

         The consolidated balance sheet at December 31, 1998 is derived from the December 31, 1998 audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles, since certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1998.

         Net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Per share information for 1998 has been computed after giving retroactive effect to a 7% stock dividend on Class A and Class B Common Stock to stockholders of record in December 1998.

2.  SUPPLEMENTAL CASH FLOW INFORMATION

         Net effect of changes in operating assets and liabilities are as follows:

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                ---------------------------
                                                                    1999            1998
                                                                -----------     -----------
     Accounts receivable                                        $     5,951     $    10,524
     Inventories                                                     (2,121)         (3,442)
     Prepaid expenses                                                   380             623
     Other assets                                                       190            (963)
     Accounts payable                                                (4,197)        (15,130)
     Accrued liabilities                                                437           3,297
     Other long-term liabilities                                        188             460
                                                                -----------     -----------
          Net change in operating assets and liabilities        $       828     $    (4,631)
                                                                ===========     ===========

     Following are supplemental disclosures of cash flow information:

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                ---------------------------
                                                                    1999            1998
                                                                -----------     -----------
     Cash payments for:
        Interest                                                $     3,761     $     4,691
        Income taxes                                                    351              --

Non-cash investing activity:

         In March 1999, the Company's subsidiary, Kemwater North America Company, sold certain fixed assets. Proceeds received included cash plus a $2.5 million note receivable.

3.  INVENTORIES

Inventories consist of the following:

                                                   MARCH 31,    DECEMBER 31,
                                                     1999           1998
                                                 -----------    -----------
     Raw materials, supplies and parts           $    16,906    $    17,210
     Finished goods and work-in-process                9,638          9,045
     Inventories under exchange agreements             1,888            301
                                                 -----------    -----------
                                                 $    28,432    $    26,556
                                                 ===========    ===========

4.  COMMITMENTS AND CONTINGENCIES

         The Company and its operations are subject to extensive United States and Canadian federal, state, provincial and local laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the release or disposal of regulated materials. The operation of any chemical manufacturing plant and the distribution of chemical products entail certain obligations under current environmental laws. Present or future laws may affect the Company's capital and operating costs relating to compliance, may impose cleanup requirements with respect to site contamination resulting from past, present or future spills and releases and may affect the markets for the Company's products. The Company believes that its operations are currently in general compliance with environmental laws and regulations, the violation of which could result in a material adverse effect on the Company's business, properties or results of operations on a consolidated basis. There can be no assurance, however, that material costs will not be incurred as a result of instances of noncompliance or new regulatory requirements.

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

5.  EARNINGS PER SHARE

         Computational amounts for earnings per share are as follows:

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                ---------------------------
                                                                    1999           1998
                                                                -----------     -----------
Net income (loss)                                               $    (6,033)    $     2,776
                                                                ===========     ===========

Basic Earnings per Share:
    Weighted average number of common shares outstanding             10,757          10,683
                                                                ===========     ===========
    Net income (loss) per share                                 $     (0.56)    $      0.26
                                                                ===========     ===========

Diluted Earnings per Share:
    Weighted average number of common shares outstanding             10,757          10,683
    Effective of dilutive securities:
    Preferred stock                                                      --             504
    Stock options                                                        --             686
                                                                -----------     -----------
    Weighted average number of common shares outstanding,
        including dilutive securities                                10,757          11,873
                                                                ===========     ===========
    Net income (loss) per share                                 $     (0.56)    $      0.23
                                                                ===========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         Revenues. Revenues decreased by $30.4 million, or approximately 30%, to $70.9 million for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. The decrease in revenues was primarily attributable to lower electrochemical unit ("ECU") prices. ECU prices were approximately 36% lower during the first quarter of 1999, versus the first quarter of 1998. Partially offsetting this decrease was a slight increase in chlor-alkali sales volumes in 1999, as 1998 production volumes were negatively impacted by three failed transformers, which are now fully operational. Revenues at the Company's downstream operations decreased as the Company disposed of its household bleach operations during the third quarter of 1998, its pool chemicals business in the fourth quarter of 1998 and its iron chlorides business in the first quarter of 1999. These businesses were considered non-strategic and the Company retained supply agreements with the purchasers.

         Cost of Sales. Cost of sales decreased $15.7 million, or approximately 22%, for the three months ended March 31, 1999, as compared to the same period in 1998. $10.9 million of this decrease was due to the modification of the Company's retiree health care benefits. Benefits under the plan to current retirees were not impacted, but current employees will no longer receive benefits under this plan. The remaining decrease in cost of sales was principally due to lower cost of sales at the downstream subsidiaries as a result of the disposal of the operations discussed above.

         Gross Profit. Gross profit margin decreased to 21% in 1999 from 29% in 1998, primarily as a result of the ECU pricing decrease and other items discussed above.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $4.2 million, or approximately 30%, for the three months ended March 31, 1999. $1.6 million of this decrease was due to the modification of the Company's retiree health care benefits discussed above. The remaining decrease was primarily due to the absence of incentive compensation accruals during 1999.

         Interest Expense, Net. Interest expense, net decreased slightly in 1999 as a result of lower interest rates in 1999, compared to 1998.

         Other Income (Expense), Net. Other income (expense), net decreased from income of $3.1 million for the quarter ended March 31, 1998 to an expense of $1.0 million for the quarter ended March 31, 1999. Other income in 1998 included a gain from the settlement of a lawsuit, an insurance recovery and a state franchise tax refund. The 1999 amount was primarily a loss resulting from the sale of the iron chlorides business in the first quarter of 1999 of $1.0 million.

         Net Income (Loss). Due to the factors described above, net loss for the three months ended March 31, 1999 was $6.0 million, compared to a net income of $2.8 million for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Revolving Facility. In March 1999, the Company reduced its existing $65.0 million Revolving Facility to a $50.0 million Revolving Facility (the "Amended Revolving Facility"). The Amended Revolving Facility provides for revolving loans (the "Revolving Loans") in an aggregate principal amount up to $50.0 million which includes a US$30.0 million Canadian sub-facility, and which is also subject to borrowing base limitations. As of March 31, 1999, the Company had the ability to draw up to approximately $30 million of additional indebtedness, including letters of credit outstanding of $2.6 million. The Company had no Revolving Loans outstanding at March 31, 1999.

         Borrowing under the Amended Revolving Facility requires a minimum interest coverage ratio of at least 0.7 to 1.0 (0.6 from October 1, 1999 to March 31, 2000) for the prior twelve months or on a year-to-date basis, whichever is higher (subject to a borrowing base limitation that relates to the level of accounts receivable). Failure to maintain a monthly coverage ratio of
1.1 to 1.0 for fifteen consecutive months would constitute an event of default.

         Financial Leverage and Covenants. As of March 31, 1999, the Company had $586.2 million of long-term debt outstanding. While the majority of the Company's debt is due in 2006 and 2007, the Company is required to make certain scheduled payments each year. The degree to which the Company is indebted could have important consequences including, but not limited to: (i) limitations on the ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes and other purposes, if needed; (ii) the allocation of a substantial portion of cash flow from operations to cover cash interest requirements, thereby limiting the funds available for operations and any future business opportunities; and (iii) increasing the Company's vulnerability to a downturn in its business or the economy.

         Pioneer's cash requirements include payments of interest on $11.5 million of long-term debt. Pioneer's subsidiary, Pioneer Americas, Inc. ("PAI"), is restricted in paying dividends to Pioneer or funding cash to unrestricted subsidiaries, as defined, to the sum of $5.0 million plus 50% of the cumulative consolidated net income of PAI since June 1997. As of March 31, 1999, no distributions were allowable under this covenant. However, the Company believes that the existing cash balances of Pioneer and its unrestricted subsidiaries will be sufficient to fund future required interest payments and other cash requirements until such time that PAI's cumulative consolidated net income is positive.

         PAI's ability to enter into new debt agreements is restricted by a debt covenant requiring a minimum interest coverage ratio (as defined) of at least 2.0 to 1.0 for the prior four fiscal quarters. Currently, PAI is unable to incur additional indebtedness as a result of this covenant, other than borrowing available under its revolving credit facility. The Company's debt agreements contain other restrictions on PAI's subsidiaries, including the acquisition or disposition of assets or operations.

         The Company believes that existing cash balances, cash flow from current and anticipated future levels of operations and the availability under the Amended Revolving Facility will be adequate to make the required payments of principal and interest on outstanding indebtedness, as well as to fund its future capital expenditures and working capital requirements. Annualized cash interest of approximately $51.5 million is payable on the Company's long-term debt. To the extent that the Company draws upon the commitments under the revolving credit facility, due to adverse business conditions or to finance acquisitions or for other corporate purposes, the Company's aggregate interest expense would be increased.

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

         Net Cash Flows from Operating Activities. During the first three months of 1999, the Company had a negative cash flow of $6.2 million from operating activities, primarily attributable to the net loss for the period, along with a reduction in accounts payable and accrued liability balances at March 31, 1999 compared to December 31, 1999.

         Net Cash Flows from Investing Activities. Cash used in investing activities during the first three months of 1999 totaled $6.1 million, which was due to capital expenditures related to property, plant and equipment, partially offset by proceeds received from asset disposals.

         Net Cash Flows from Financing Activities. Cash used in financing activities during the first three months of 1999 totaled $0.7 million for debt payments.

         Working Capital. Working capital decreased to $51.8 million at March 31, 1999 from $64.7 million at December 31, 1998, a decrease of $12.9 million. Usage of cash for operating activities and capital expenditures primarily accounted for this decrease. Decreased accounts receivable, due to lower ECU prices, and decreased accounts payable and accrued liabilities, caused by the timing of vendor payments, caused offsetting changes within working capital.

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

         The Company has initiated a program to prepare its computer systems and applications for the year 2000. Based on present information, management believes that while many of the systems are already year 2000 compliant, other systems will require modification or replacement with new programs. The Company will utilize both internal and external resources to reprogram, replace and test software for year 2000 compliance. The Company plans to complete the year 2000 conversion tasks by July 1999. The total project costs (including costs spent to-date) are presently estimated not to exceed $1.0 million, to be obtained through working capital, and will be expensed as incurred unless new software is purchased in which case certain costs will be capitalized.

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

         The Company is developing a written contingency plan which will be completed by mid-1999 to address the issues that could arise should the Company or any of its significant suppliers, customers or financial institutions not be prepared to accommodate year 2000 issues timely. The Company believes that in an emergency situation it could revert to the use of manual systems that do not rely on computers. Through these manual systems, the Company could perform the minimum functions required to maintain the flow of goods and provide a minimum level of information reporting to maintain a level of control over the business cycle. Should the Company have to utilize manual systems, it is uncertain that it could maintain current levels of operations and this could have a material adverse impact on the business. The Company intends to maintain constant surveillance on the year 2000 issues and will adapt its plans as required.

ACCOUNTING CHANGES

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company is required to adopt the provisions of SFAS No. 133 in the third quarter of 1999. Management does not believe the adoption of the above-mentioned accounting change will have a material effect on the Company's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risk disclosures set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 have not changed significantly through the fiscal quarter ended March 31, 1999.


                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

            10 Amendment No. 1, dated March 29, 1999, to Amended and Restated Loan and Security Agreement dated as of May 29, 1998, among Pioneer Americas, Inc., PCI Chemicals Canada Inc., the lenders party thereto, Bank of America National Trust and Savings Association, as Administrative Agent and U.S. Funding Agent, and Bank America Robertson Stephens, as Arranger.

            27      Financial Data Schedule.


     (b)  Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         PIONEER COMPANIES, INC.




April 27, 1999                           By: /s/ Philip J. Ablove
                                            --------------------------
                                            Philip J. Ablove
                                            Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit
Number       Description
-------      -----------
  10         Amendment No. 1, dated March 29, 1999, to Amended and Restated Loan and Security Agreement dated as of May 29, 1998, among Pioneer
             Americas, Inc., PCI Chemicals Canada Inc., the lenders party thereto, Bank of America National Trust and Savings Association, as
             Administrative Agent and U.S. Funding Agent, and Bank America
             Robertson Stephens, as Arranger.

  27         Financial Data Schedule.