Form 10-Q
period 1999-06-30
PIONEER COMPANIES INC
filed 1999-08-12
CIK 830141

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     On August 9, 1999, there were outstanding 9,959,013 shares of the Company's Class A Common Stock and 802,645 shares of Class B Common Stock.

                               TABLE OF CONTENTS

                         PART I--FINANCIAL INFORMATION

                                                                                                              Page
                                                                                                              ----
Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets--June 30, 1999 and December 31, 1998                                   3

             Consolidated Statements of Operations--Three Months Ended June 30, 1999 and 1998 and
                Six Months Ended June 30, 1999 and 1998                                                         4

             Consolidated Statements of Cash Flows--Six Months Ended June 30, 1999 and 1998                     5

             Notes to Consolidated Financial Statements                                                         6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations              8

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                        11

Item 4.      Submission of Matters to a Vote of Security Holders                                               11

                                         PART II--OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                                                  12




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

                         PART I -- FINANCIAL INFORMATION

                            PIONEER COMPANIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       JUNE 30,          DECEMBER 31,
                                                                                         1999               1998
                                                                                       ---------         ------------
                                     ASSETS
 Current assets:
    Cash and cash equivalents                                                          $  13,366         $  53,822
    Accounts receivable, less allowance for doubtful accounts of $2,845 at
      June 30, 1999 and $3,122 at December 31, 1998                                       41,392            46,469
    Inventories                                                                           28,535            26,556
    Prepaid expenses                                                                       6,324             6,311
                                                                                       ---------         ---------
 Total current assets                                                                     89,617           133,158
 Property, plant and equipment:
    Land                                                                                  10,622            10,727
    Buildings and improvements                                                            62,756            63,455
    Machinery and equipment                                                              315,807           312,736
    Construction in progress                                                              35,836            28,357
                                                                                       ---------         ---------
                                                                                         425,021           415,275
    Less accumulated depreciation                                                        (92,313)          (76,268)
                                                                                       ---------         ---------
                                                                                         332,708           339,007
 Other assets, net of accumulated amortization of $11,767 at June 30, 1999
    and $8,443 at December 31, 1998                                                       69,140            57,392
 Excess cost over fair value of net assets acquired, net of accumulated
    amortization of $27,899 at June 30, 1999 and $23,271 at December 31, 1998            197,257           201,885
                                                                                       ---------         ---------
 Total assets                                                                          $ 688,722         $ 731,442
                                                                                       =========         =========
           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
 Current liabilities:
    Accounts payable                                                                   $  32,337         $  32,288
    Accrued liabilities                                                                   27,818            33,483
    Current portion of long-term debt                                                      2,707             2,684
                                                                                       ---------         ---------
 Total current liabilities                                                                62,862            68,455
 Long-term debt, less current portion                                                    582,811           584,168
 Accrued pension and other employee benefits                                              14,463            25,836
 Other long-term liabilities                                                              23,785            23,930
 Commitments and contingencies
 Redeemable preferred stock: $.01 par value, authorized 10,000 shares,
    55 issued and outstanding                                                              5,500             5,500
 Stockholders' equity (deficiency in assets):
    Common stock:
      Class A, $.01 par value, authorized 46,000 shares, issued and
         outstanding: 9,959 at June 30, 1999 and 9,927 at December 31, 1998                 100                99
      Class B, $.01 par value, authorized 4,000 shares, issued and outstanding:
         803 at June 30, 1999 and December 31, 1998, convertible
         share-for-share into Class A shares                                                   8                 8
    Additional paid-in capital                                                            55,183            55,055
    Retained deficit                                                                     (55,990)          (31,609)
                                                                                       ---------         ---------
 Total stockholders' equity (deficiency in assets)                                          (699)           23,553
                                                                                       ---------         ---------
 Total liabilities and stockholders' equity (deficiency in assets)                     $ 688,722         $ 731,442
                                                                                       =========         =========



                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                       JUNE 30,                            JUNE 30,
                                                              --------------------------         ---------------------------
                                                                1999              1998              1999              1998
                                                              --------         ---------         ---------         ---------
 Revenues                                                     $ 69,030         $ 102,939         $ 139,979         $ 204,264
 Cost of sales                                                  71,430            77,914           127,700           149,888
                                                              --------         ---------         ---------         ---------
 Gross profit (loss)                                            (2,400)           25,025            12,279            54,376
 Selling, general and administrative expenses                   12,222            13,968            22,133            28,054
 Unusual charges                                                    --               507                --               507
                                                              --------         ---------         ---------         ---------
 Operating income (loss)                                       (14,622)           10,550            (9,854)           25,815
 Interest expense, net                                         (12,671)          (12,194)          (24,996)          (25,108)
 Other income (expense), net                                        46              (326)             (950)            2,762
                                                              --------         ---------         ---------         ---------
 Income (loss) before taxes                                    (27,247)           (1,970)          (35,800)            3,469
 Income tax provision (benefit)                                 (8,899)           (1,032)          (11,419)            1,631
                                                              --------         ---------         ---------         ---------
 Net income (loss)                                            $(18,348)        $    (938)        $ (24,381)        $   1,838
                                                              ========         =========         =========         =========

 Per Share Information:
     Basic                                                    $  (1.70)        $   (0.09)        $   (2.27)        $    0.17
     Diluted                                                  $  (1.70)        $   (0.09)        $   (2.27)        $    0.16

 Weighted average number of common shares outstanding:
     Basic                                                      10,762            10,701            10,760            10,692
     Diluted                                                    10,762            10,701            10,760            11,828




                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)



                                                                            SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                         ------------------------
                                                                           1999            1998
                                                                         --------        --------
 Operating activities:
    Net income (loss)                                                    $(24,381)       $  1,838
    Adjustments to reconcile net income (loss) to net cash
      from operating activities:
         Depreciation and amortization                                     26,576          24,631
         Net change in deferred taxes                                     (11,782)          1,114
         Reduction in post-retirement medical expense                     (12,530)             --
         Loss on disposals of assets                                        1,061              --
         Foreign exchange loss                                               (769)            597
         Net effect of changes in operating assets and liabilities         (2,989)        (12,804)
                                                                         --------        --------
 Net cash flows from operating activities                                 (24,814)         15,376
                                                                         --------        --------

 Investing activities:
    Capital expenditures                                                  (16,704)        (13,624)
    Proceeds received from disposals of assets                              1,145              --
                                                                         --------        --------
 Net cash flows from investing activities                                 (15,559)        (13,624)
                                                                         --------        --------

 Financing activities:
    Payments on long-term debt                                             (1,334)         (1,308)
    Other                                                                     129             244
                                                                         --------        --------
 Net cash flows from financing activities                                  (1,205)         (1,064)
                                                                         --------        --------

 Effect of exchange rate changes on cash                                    1,122            (756)
                                                                         --------        --------

 Net decrease in cash                                                     (40,456)            (68)

 Cash at beginning of period                                               53,822          51,887
                                                                         --------        --------
 Cash at end of period                                                   $ 13,366        $ 51,819
                                                                         ========        ========



                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated balance sheet at June 30, 1999 and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first six months of 1999 are not necessarily indicative of results to be expected for the year ending December 31, 1999. The consolidated financial statements include the accounts of Pioneer Companies, Inc. ("PCI") and its subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated.

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

     Net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. 1998 per share information has been computed after giving retroactive effect to a 7% stock dividend on Class A and Class B Common Stock to stockholders of record in December 1998.

2.  SUPPLEMENTAL CASH FLOW INFORMATION

     Net effect of changes in operating assets and liabilities are as follows:

                                                                    SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                -----------------------
                                                                 1999            1998
                                                                -------        --------
      Accounts receivable                                       $ 5,836        $  7,808
      Inventories                                                (2,036)         (3,523)
      Prepaid expenses                                              901             (15)
      Other assets                                                 (488)         (3,916)
      Accounts payable                                             (598)        (16,706)
      Accrued liabilities                                        (6,251)            310
      Other long-term liabilities                                  (353)          3,238
                                                                -------        --------
           Net change in operating assets and liabilities       $(2,989)       $(12,804)
                                                                =======        ========

     Following are supplemental disclosures of cash flow information:

                                  SIX MONTHS ENDED
                                      JUNE 30,
                               ---------------------
                                1999          1998
                               -------       -------
      Cash payments for:
         Interest              $26,067       $25,708
         Income taxes              168           128

Non-cash investing activity:
     In March 1999, the Company's subsidiary, Kemwater North America Company, sold certain fixed assets. Proceeds received included cash plus a $2.5 million note receivable.

3.  INVENTORIES

Inventories consist of the following:

                                             JUNE 30,     DECEMBER 31,
                                              1999           1998
                                             --------     ------------
 Raw materials, supplies and parts           $17,657       $17,210
 Finished goods and work-in-process            8,257         9,045
 Inventories under exchange agreements         2,621           301
                                             -------       -------
                                             $28,535       $26,556
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

     The Company is subject to various legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses and/or insurance coverage with respect to these matters, and management does not believe that they will materially affect the Company's operations or financial position.

5.  EARNINGS PER SHARE

     Computational amounts for earnings per share are as follows:

                                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                          JUNE 30,                           JUNE 30,
                                                                ----------------------------        -------------------------
                                                                   1999              1998              1999           1998
                                                                ----------        ----------        ----------        -------
 Net income (loss)                                              $  (18,348)       $     (938)       $  (24,381)       $ 1,838
                                                                ==========        ==========        ==========        =======

 Basic Earnings per Share:
     Weighted average number of common shares outstanding           10,762            10,701            10,760         10,692
                                                                ==========        ==========        ==========        =======
     Net income (loss) per share                                $    (1.70)       $    (0.09)       $    (2.27)       $  0.17
                                                                ==========        ==========        ==========        =======

 Diluted Earnings per Share:
     Weighted average number of common shares outstanding           10,762            10,701            10,760         10,692
     Effect of dilutive securities:
     Preferred stock                                                    --                --                --            504
     Stock options                                                      --                --                --            632
                                                                ----------        ----------        ----------        -------
     Weighted average number of common shares
         outstanding, including dilutive securities                 10,762            10,701            10,760         11,828
                                                                ==========        ==========        ==========        =======
     Net income (loss) per share                                $    (1.70)       $    (0.09)       $    (2.27)       $  0.16
                                                                ==========        ==========        ==========        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

     Revenues. Revenues decreased by $33.9 million or approximately 33% to $69.0 million for the three months ended June 30, 1999, as compared to the three months ended June 30, 1998. The decrease in revenues was primarily attributable to lower electrochemical unit ("ECU") prices. ECU prices were approximately 34% lower during the second quarter of 1999, versus the second quarter of 1998. Revenues at the Company's downstream operations decreased $7.0, or approximately 34%, primarily as a result of the disposal of the Company's household bleach bottling operations during the third quarter of 1998, the pool chemicals business in the fourth quarter of 1998 and the iron chlorides business in the first quarter of 1999. These businesses were considered non-strategic, and the Company retained supply agreements with the purchasers.

     Cost of Sales. Cost of sales decreased $6.5 million or approximately 8%, for the three months ended June 30, 1999, as compared to the same period in 1998, which was principally due to lower cost of sales at the downstream subsidiaries as a result of the disposed operations discussed above.

     Gross Profit (Loss). During the second quarter of 1999 Pioneer incurred a gross loss on revenues, as a result of the lower ECU sales prices. The 1999 margin was a negative 3%, as compared to the gross profit margin of 24% in the same period of 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1.7 million, or approximately 13%, for the three months ended June 30, 1999. $1.3 million of the decrease is related to the absence of incentive compensation accruals during 1999 due to lower operating results.

     Unusual Charges. 1998 unusual charges of $0.5 million related to the consolidation and downsizing of certain administrative functions of the downstream subsidiaries.

     Interest Expense, Net. Interest expense, net increased by $0.5 million in 1999 as a result of decreased interest income. Interest income was lower due to a reduction in cash balances in 1999. Offsetting this fluctuation was a small decrease in gross interest expense in 1999, compared to 1998 as a result of scheduled debt repayments.

     Net Loss. Due to the factors described above, net loss for the three months ended June 30, 1999 was $18.3 million, compared to a net loss of $0.9 million for the same period in 1998.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     Revenues. Revenues decreased by $64.3 million or approximately 31% to $140.0 million for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998. ECU prices were approximately 35% lower during the first half of 1999, versus the same period in 1998. In 1998, production and sales volumes were negatively impacted by three failed transformers at one plant. Revenues at the Company's downstream operations decreased $11.3, or approximately 29%, primarily as a result of the disposal of the various operations discussed above.

     Cost of Sales. Cost of sales decreased $22.2 million or approximately 15%, for the six months ended June 30, 1999, as compared to the same period in 1998. $10.9 million of this decrease was due to the modification of the Company's retiree health care benefits. Benefits under the plan to current retirees were not impacted, but current employees will no longer receive benefits under this plan. The remaining decrease in cost of sales was principally due to lower cost of sales at the downstream subsidiaries as a result of the disposed operations discussed above.

     Gross Profit. Gross profit margin decreased to 9% in 1999 from 27% in 1998, primarily as a result of the ECU pricing decrease discussed above.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $5.9 million, or approximately 21%, for the six months ended June 30, 1999. $1.6 million of this decrease was due to the modification of the

Company's retiree health care benefits discussed above. $3.2 million of the decrease is related to the absence of incentive compensation accruals during 1999. The remaining decrease is related to overhead expense reductions.

     Interest Expense, Net. Interest expense, net decreased slightly in 1999 as a result of slightly lower debt levels in 1999 (due to scheduled debt repayments) plus lower interest rates in 1999. Offsetting the interest expense decrease was a decrease in interest income due to lower cash balances in 1999.

     Other Income (Expense), Net. Other income (expense), net decreased from an income amount of $2.8 million for the six months ended June 30, 1998 to an expense of $1.0 million for the six months ended June 30, 1999. The 1999 expense amount was primarily the loss from the sale of the iron chlorides business. 1998's other income included a gain from the settlement of a lawsuit, an insurance recovery and a state franchise tax refund.

     Net Income (Loss). Due to the factors described above, there was a net loss for the six months ended June 30, 1999 of $24.4 million, compared to net income of $1.8 million for the same period in 1998.


LIQUIDITY AND CAPITAL RESOURCES

     Revolving Facility. In March 1999, the Company reduced its existing $65.0 million Revolving Facility to a $50.0 million Revolving Facility (the "Amended Revolving Facility"). The Amended Revolving Facility provides for revolving loans (the "Revolving Loans") in an aggregate principal amount up to $50.0 million which includes a US$30.0 million Canadian sub-facility, and which is also subject to borrowing base limitations. As of June 30, 1999, the Company had the ability to draw up to approximately $30 million of additional indebtedness, including letters of credit outstanding of $2.6 million. The Company had no Revolving Loans outstanding at June 30, 1999.

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

     Financial Leverage and Covenants. As of June 30, 1999, the Company had $585.5 million of long-term debt outstanding. While the majority of the Company's debt is due in 2006 and 2007, the Company is required to make certain scheduled payments each year. The degree to which the Company is indebted could have important consequences including, but not limited to: (i) limitations on the ability to obtain additional financing in the future for working capital, capital expenditures, general corporate purposes and other purposes, if needed;
(ii) the allocation of a substantial portion of cash flow from operations to cover cash interest requirements, thereby limiting the funds available for operations and any future business opportunities; and (iii) increasing the Company's vulnerability to a downturn in its business or the economy.

     PCI's cash requirements include payments of interest on $11.5 million of long-term debt. PCI's subsidiary, Pioneer Americas, Inc. ("PAI"), is restricted in paying dividends to PCI or funding cash to unrestricted subsidiaries, as defined, to the sum of $5.0 million plus 50% of the cumulative consolidated net income of PAI since June 1997. As of June 30, 1999, no distributions were allowable under this covenant. However, the Company believes that the existing cash balances of PCI and its unrestricted subsidiaries will be sufficient to fund future required interest payments and other cash requirements until such time that PAI's cumulative consolidated net income is positive.

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

     Annualized cash interest of approximately $51.5 million is payable on the Company's long-term debt. To the extent that the Company draws upon the commitments under the Amended Revolving Facility due to continuing adverse business conditions or for other corporate purposes, the Company's aggregate interest expense will be increased.

     Business Conditions. Recent industry capacity additions have created an imbalance between product demand and supply, resulting in weak market conditions and lower ECU sales prices. ECU sales prices are at their lowest level in twenty-five years. These lower sales prices generated decreased sales revenues, negative sales margins, continuing losses from operations and significant decreases in working capital, primarily cash balances.

     Unless these poor business conditions improve, the Company can expect a continuation of depressed sales levels, significant losses and continued usage of cash for operations. Recent price increase announcements have been made for both chlorine and caustic soda, indicating that the bottom of the current industry cycle may have passed. The Company currently has availability under the Amended Revolving Facility to fund continuing operations. However, if ECU prices do not increase from current levels, future covenant waivers would be required under the Amended Revolving Facility. Discussion is currently underway with respect to such waivers with the lenders under that agreement. The Company is also exploring other, less restrictive, revolving credit arrangements.

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

     Net Cash Flows from Operating Activities. During the first six months of 1999, the Company had a negative cash flow of $24.8 million from operating activities, primarily attributable to the net loss for the period.

     Net Cash Flows from Investing Activities. Cash used in investing activities during the first six months of 1999 totaled $15.6 million, which was due to capital expenditures related to property, plant and equipment, partially offset by proceeds received from asset disposals.

     Net Cash Flows from Financing Activities. Cash used in financing activities during the first six months of 1999 included $1.3 million of debt repayments.

     Working Capital. Working capital decreased to $26.8 million at June 30, 1999 from $64.7 million at December 31, 1998, a decrease of $37.9 million. Usage of cash for operating activities and capital expenditures primarily accounted for this decrease. Decreased accounts receivable, due to lower ECU prices, and decreased accounts payable and accrued liabilities, caused by the timing of vendor payments, caused offsetting changes within working capital.

YEAR 2000 ISSUES

     The Company is continuing efforts to resolve the potential impact of the year 2000 on the processing of date-sensitive data by the Company's computerized information systems. The year 2000 may be critical to these systems as some computer programs were written using two digits rather than four to define the applicable year. As a result, any of the Company's computer applications that have date-sensitive programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in process system failures in the manufacturing area that could cause serious production-related issues. In addition, miscalculations or system failures could result in a temporary inability to process transactions, issue invoices, remit payments, communicate with financial institutions and other entities electronically and update internal accounting systems. If not corrected in a timely manner, such business disruptions could be detrimental to the continuing operations of the Company.

     The Company initiated a program almost two years ago to prepare its computer systems and applications for the year 2000. Based on present information, management believes that the year 2000 impact on all critical business systems, including process control systems, have been addressed. The Company utilized both internal and external resources to reprogram or replace existing business critical systems for year 2000 compliance. Where appropriate, critical systems were tested to verify year 2000 compliance. The total project costs, including costs already expended, are presently estimated at approximately $0.5 million. These funds are being obtained through working capital, and are being expensed as incurred unless new software is purchased in which case certain costs are capitalized.

     The Company has taken steps to identify year 2000 compliance issues that may be created by key customers, suppliers and financial institutions with which the Company does business. While no single customer represents greater than 10% of the Company's revenues, the Company does have several large customers who each account for a sizable dollar amount of sales revenue. The Company's significant vendors include electrical power companies, salt companies and freight companies. The loss of any key customer or the inability of any of the Company's key vendors to provide its goods and services to the Company would have a negative impact on the Company's operations until those entities return to normal operations.

     The Company has developed written contingency plans to address the issues that could arise should the Company or any of its significant suppliers, customers or financial institutions not be prepared to accommodate year 2000 issues timely. Where practical, alternate key suppliers have been identified to minimize supplier interruption problems. In addition, the Company believes that in an emergency situation it could revert in many cases to the use of manual systems that do not rely on computers. Through these manual systems, the Company could perform the minimum functions required to maintain the flow of goods and provide a minimum level of information reporting to maintain a level of control over the business cycle. However, should the Company have to utilize manual systems, it is uncertain that it could maintain current levels of operations and this could have a material adverse impact on the business.

     Between now and the beginning of the year 2000, the Company intends to maintain constant surveillance on the year 2000 issues and will adapt its plans as required. The Company will continue to refine the existing contingency plans. During the remainder of 1999, year 2000 remediation efforts and compliance testing will be done on some systems which were either determined not to be essential to the operation of the business and/or adequate work-around alternatives were identified.

ACCOUNTING CHANGES

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company is required to adopt the provisions of SFAS No. 133 in 2001. Management is currently evaluating the impact of SFAS No. 133 on its financial statements and related disclosures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk disclosures set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 have not changed significantly through the six months ended June 30, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the stockholders of the Company was held on May 20, 1999. At the meeting, Philip J. Ablove, Andrew M. Bursky, and John R. Kennedy were re-elected as directors of the Company, with terms of office ending at the annual meeting of stockholders to be held in 2002. A total of 8,953,039, 8,952,983 and 8,959,163 shares, respectively, were voted in favor of the election of Messrs. Ablove, Bursky and Kennedy.

     The stockholders also ratified the selection of Deloitte & Touche LLP as independent certified public accountants to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 1999. A total of 8,957,692 shares were voted in favor of ratification and 3,983 shares were voted against ratification.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits

            27       Financial Data Schedule.

     (b) Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             PIONEER COMPANIES, INC.




August 12, 1999                              By:   /s/ Philip J. Ablove
                                                   -----------------------
                                                   Philip J. Ablove
                                                   Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.         DESCRIPTION
-----------         -----------
    27         Financial Data Schedule.