Form 10-Q
period 1999-09-30
PIONEER COMPANIES INC
filed 1999-11-05
CIK 830141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     On October 25, 1999, there were outstanding 9,959,013 shares of the Company's Class A Common Stock and 802,645 shares of Class B Common Stock.

                                TABLE OF CONTENTS

                                            PART I--FINANCIAL INFORMATION

                                                                                                              Page
                                                                                                              ----
Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets--September 30, 1999 and December 31, 1998                              3

             Consolidated Statements of Operations--Three Months Ended September 30, 1999 and
                   1998 and Nine Months Ended September 30, 1999 and 1998                                       4

             Consolidated Statements of Cash Flows--Nine Months Ended September 30, 1999 and                    5
                   1998

             Notes to Consolidated Financial Statements                                                         6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations              8

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                        11


                                              PART II--OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                                                  12













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

                         PART I -- FINANCIAL INFORMATION

                             PIONEER COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                                           1999               1998
                                                                                       -------------      ------------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                            $    7,630         $   53,822
   Accounts receivable, less allowance for doubtful accounts of $2,754 at
     September 30, 1999 and $3,122 at December 31, 1998                                     44,406             46,469
   Inventories                                                                              26,154             26,556
   Prepaid expenses                                                                          7,011              6,311
                                                                                        ----------         ----------
Total current assets                                                                        85,201            133,158
Property, plant and equipment:
   Land                                                                                     10,622             10,727
   Buildings and improvements                                                               63,932             63,455
   Machinery and equipment                                                                 325,480            312,736
   Construction in progress                                                                 31,631             28,357
                                                                                        ----------         ----------

                                                                                           431,665            415,275
   Less accumulated depreciation                                                          (101,012)           (76,268)
                                                                                        ----------         ----------
                                                                                           330,653            339,007
Other assets, net of accumulated amortization of $13,044 at September 30,
   1999 and $8,443 at December 31, 1998                                                     75,485             57,392
Excess cost over fair value of net assets acquired, net of accumulated amortization of $30,212 at September 30, 1999 and $23,271 at December 31,
   1998                                                                                    194,943            201,885
                                                                                        ----------         ----------
Total assets                                                                            $  686,282         $  731,442
                                                                                        ==========         ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable                                                                     $   33,371         $   32,288
   Accrued liabilities                                                                      39,246             33,483
   Current portion of long-term debt                                                         2,696              2,684
                                                                                        ----------         ----------
Total current liabilities                                                                   75,313             68,455
Long-term debt, less current portion                                                       585,467            584,168
Accrued pension and other employee benefits                                                 13,982             25,836
Other long-term liabilities                                                                 21,286             23,930
Commitments and contingencies
Redeemable preferred stock: $.01 par value, authorized 10,000 shares,
   55 issued and outstanding                                                                 5,500              5,500
Stockholders' equity (deficiency in assets):
   Common stock:
     Class A, $.01 par value,  authorized 46,000 shares, issued and
        outstanding:  9,959 at September 30, 1999 and 9,927 at December 31, 1998               100                 99
     Class B, $.01 par value, authorized 4,000 shares, issued and outstanding:
        803 at September 30, 1999 and December 31, 1998, convertible
        share-for-share into Class A shares                                                      8                  8
   Additional paid-in capital                                                               55,183             55,055
   Retained deficit                                                                        (70,557)           (31,609)
                                                                                        ----------         ----------
Total stockholders' equity (deficiency in assets)                                          (15,266)            23,553
                                                                                        ----------         ----------
Total liabilities and stockholders' equity (deficiency in assets)                       $  686,282         $  731,442
                                                                                        ==========         ==========



                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                                                -----------------------------         -----------------------------
                                                                   1999               1998               1999               1998
                                                                ----------         ----------         ----------         ----------
Revenues                                                        $   74,872         $  100,356         $  214,851         $  304,620
Cost of sales                                                       75,014             80,332            202,714            230,220
                                                                ----------         ----------         ----------         ----------
Gross profit (loss)                                                   (142)            20,024             12,137             74,400
Selling, general and administrative expenses                        12,457             12,096             34,590             40,150
Unusual charges                                                         --                180                 --                687
                                                                ----------         ----------         ----------         ----------
Operating income (loss)                                            (12,599)             7,748            (22,453)            33,563
Interest expense, net                                              (13,194)           (12,670)           (38,190)           (37,778)
Other income (expense), net                                          2,592               (570)             1,642              2,192
                                                                ----------         ----------         ----------         ----------
Loss before taxes                                                  (23,201)            (5,492)           (59,001)            (2,023)
Income tax provision (benefit)                                      (8,634)            (1,208)           (20,053)               423
                                                                ----------         ----------         ----------         ----------
Net loss                                                        $  (14,567)        $   (4,284)        $  (38,948)        $   (2,446)
                                                                ==========         ==========         ==========         ==========

Per Share Information:
    Basic and Diluted                                           $    (1.35)        $    (0.40)        $    (3.62)        $    (0.23)

Weighted average number of common shares outstanding:
    Basic and Diluted                                               10,762             10,721             10,761             10,702







                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)




                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                            1999             1998
                                                                         ----------       ----------
Operating activities:
   Net loss                                                              $  (38,948)      $   (2,446)
   Adjustments to reconcile net loss to net cash flows
     from operating activities:
        Depreciation and amortization                                        39,786           37,166
        Net change in deferred taxes                                        (19,787)           3,013
        Reduction in post-retirement medical expense                        (12,530)              --
        Loss on disposals of assets                                           1,061               --
        Foreign exchange loss (gain)                                           (769)           1,470
        Net effect of changes in operating assets and liabilities             4,775           (4,897)
                                                                         ----------       ----------
Net cash flows from operating activities                                    (26,412)          34,306
                                                                         ----------       ----------

Investing activities:
   Capital expenditures                                                     (23,513)         (21,869)
   Proceeds received from disposals of assets                                 1,145               --
                                                                         ----------       ----------
Net cash flows from investing activities                                    (22,368)         (21,869)
                                                                         ----------       ----------

Financing activities:
   Payments on long-term debt                                                (2,004)          (1,952)
   Net activity under revolving credit arrangements                           3,315               --
   Other                                                                        129              348
                                                                         ----------       ----------
Net cash flows from financing activities                                      1,440           (1,604)
                                                                         ----------       ----------

Effect of exchange rate changes on cash                                       1,148           (2,164)
                                                                         ----------       ----------

Net increase (decrease) in cash                                             (46,192)           8,669

Cash at beginning of period                                                  53,822           51,887
                                                                         ----------       ----------
Cash at end of period                                                    $    7,630       $   60,556
                                                                         ==========       ==========






                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated balance sheet at September 30, 1999 and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first nine months of 1999 are not necessarily indicative of results to be expected for the year ending December 31, 1999. The consolidated financial statements include the accounts of Pioneer Companies, Inc. ("PCI") and its subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated.

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

     Net loss per common share is computed using the weighted average number of common shares outstanding during the period. Per share information for 1998 has been computed after giving retroactive effect to a 7% stock dividend on Class A and Class B Common Stock to stockholders of record in December 1998.

2.  SUPPLEMENTAL CASH FLOW INFORMATION

     Net effect of changes in operating assets and liabilities are as follows:

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                      -----------------------------
                                                                         1999               1998
                                                                      ----------         ----------
Accounts receivable                                                   $    2,801         $    5,975
Inventories                                                                  316             (3,175)
Prepaid expenses                                                             197             (1,321)
Other assets                                                              (2,717)            (3,788)
Accounts payable                                                             478            (16,910)
Accrued liabilities                                                        5,152             10,950
Other long-term liabilities                                               (1,452)             3,372
                                                                      ----------         ----------
     Net change in operating assets and liabilities                   $    4,775         $   (4,897)
                                                                      ==========         ==========

     Following are supplemental disclosures of cash flow information:

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                      -----------------------------
                                                                         1999               1998
                                                                      ----------         ----------
Cash payments for:
   Interest                                                           $   30,686        $   28,955
   Income taxes                                                              178               227

Non-cash investing activity:

     In March 1999, the Company's subsidiary, Kemwater North America Company, sold certain fixed assets. Proceeds received included cash plus a $2.5 million note receivable.

3.  INVENTORIES

Inventories consist of the following:

                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                       1999               1998
                                                                   -------------     ------------
Raw materials, supplies and parts                                   $   16,859        $   17,210
Finished goods and work-in-process                                       6,121             9,045
Inventories under exchange agreements                                    3,174               301
                                                                    ----------        ----------
                                                                    $   26,154        $   26,556
                                                                    ==========        ==========


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

5.  EARNINGS PER SHARE

     Computational amounts for earnings per share are as follows:

                                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                                    ---------------------------       ---------------------------
                                                                       1999             1998             1999             1998
                                                                    ----------       ----------       ----------       ----------

Net loss                                                            $  (14,567)      $   (4,284)      $  (38,948)      $   (2,446)
                                                                    ==========       ==========       ==========       ==========

Basic Earnings per Share:
    Weighted average number of common shares outstanding

                                                                        10,762           10,721           10,761           10,702
                                                                    ==========       ==========       ==========       ==========
    Net loss before extraordinary item
        per share                                                   $    (1.35)      $    (0.40)      $    (3.62)      $    (0.23)
                                                                    ==========       ==========       ==========       ==========

Diluted Earnings per Share:
    Weighted average number of common shares outstanding
                                                                        10,762           10,721           10,761           10,702
    Effect of dilutive securities:
        Preferred stock                                                     --               --               --               --
        Stock options                                                       --               --               --               --
                                                                    ----------       ----------       ----------       ----------
    Weighted average number of common shares
        outstanding, including dilutive securities
                                                                        10,762           10,721           10,761           10,702
                                                                    ==========       ==========       ==========       ==========
    Net loss before extraordinary item per share
                                                                    $    (1.35)      $    (0.40)      $    (3.62)      $    (0.23)
                                                                    ==========       ==========       ==========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Revenues. Revenues decreased by $25.5 million or approximately 25% to $74.9 million for the three months ended September 30, 1999, as compared to the three months ended September 30, 1998. The decrease in revenues was primarily attributable to lower electrochemical unit ("ECU") prices. ECU prices were approximately 28% lower during the third quarter of 1999 versus the third quarter of 1998, which caused approximately a $19 million decrease in revenues. The remaining revenue decrease was primarily due to the disposal of the company's household bleach bottling business during the third quarter of 1998, the disposal of the pool chemicals business in the fourth quarter of 1998 and the disposal of the iron chlorides business in the first quarter of 1999. These businesses were considered non-strategic, and the Company retained long-term supply agreements with the purchasers.

     Cost of Sales. Cost of sales decreased $5.3 million or approximately 7% for the three months ended September 30, 1999, as compared to the same period in 1998, which was principally due to the disposed operations discussed above.

     Gross Profit (Loss). During the third quarter of 1999 the Company incurred a gross loss on revenues, as a result of the low ECU sales prices.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.4 million for the three months ended September 30, 1999, as compared to the same period in 1998. During September 1999, the Company replaced its existing revolving credit facility with a new three-year $50 million revolving credit facility. The $0.4 million of unamortized capitalized financing costs relating to the previous credit facility were expensed.

     Interest Expense, Net. Interest expense, net increased $0.5 million in 1999, as compared to the same period in 1998. Interest income was less during the third quarter of 1999 due to a reduction in cash balances.

     Other Income (Expense), Net. Other income in the third quarter of 1999 included transportation credits of approximately $1.8 million and the receipt of $0.6 million in distributions arising from the Company's 15% partnership interest in Saguaro Power Company.

     Net Loss. Due to the factors described above, the Company incurred a net loss of $14.6 million during the three months ended September 30, 1999, as compared to a net loss of $4.3 million during the same period in 1998.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     Revenues. Revenues decreased by $89.8 million or approximately 29% to $214.9 million for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998. ECU prices were approximately 33% lower during the 1999 period, versus the 1998 period, which caused approximately $69 million of the decrease. The remaining revenue decrease was primarily the result of the disposal of the various operations discussed above.

     Cost of Sales. Cost of sales decreased $27.5 million, or approximately 12%, for the nine months ended September 30, 1999, as compared to the same period in 1998. $10.9 million of this decrease was due to the modification of the Company's retiree health care benefits. Benefits under the plan to current retirees were not impacted, but current employees will no longer receive benefits under this plan. The remaining decrease in cost of sales was principally due to lower cost of as a result of the disposed operations.

     Gross Profit. Gross profit margin decreased to 6% in 1999 from 24% in 1998, primarily as a result of the ECU price decreases.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $5.6 million, or approximately 14%, for the nine months ended September 30, 1999. $1.6 million of this decrease was due to the modification of the Company's retiree health care benefits discussed above. $2.8 million of the decrease was related to the absence of incentive compensation accruals during 1999. The remaining decrease was related to overhead expense reductions.

     Interest Expense, Net. Interest expense, net increased in 1999 as a result of decreased interest income due to lower average cash balances in 1999.

     Other Income (Expense), Net. Other income (expense), net decreased from income of $2.2 million for the nine months ended September 30, 1998 to income of $1.6 million for the nine months ended September 30, 1999. The other income in 1999 included transportation credits of approximately $1.8 million and the receipt of $0.6 million in distributions arising from the Company's 15% partnership interest in Saguaro Power Company, partially offset by a loss from the sale of the iron chlorides business of approximately $1.2 million. 1998's other income included a gain from the settlement of a lawsuit, an insurance recovery and a state franchise tax refund.

     Net Loss. Due to the factors described above, there was a net loss of $38.9 million for the nine months ended September 30, 1999, compared to a net loss of $2.4 million for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Revolving Facility. In September 1999, the Company entered into a $50.0 million three-year revolving credit facility with Congress Financial Corporation (Southwest) (the "Revolving Facility") that replaced an existing $50.0 million revolving facility. The Revolving Facility provides for revolving loans in an aggregate amount up to $50.0 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which, together with certain other collateral, secure borrowings under the facility. The total borrowing base at September 30, 1999 of $39.4 million was subject to a reserve of $5.0 million until the Company's ratio of interest to fixed charges, as defined, exceeds 1.15:1 for a period of two consecutive quarters. As of September 30, 1999, there were letters of credit outstanding of $4.5 million (excluding transitional letters of credit of $2.6 million) and loans outstanding of $3.3 million.

     Financial Leverage and Covenants. As of September 30, 1999, the Company had $588.2 million of long-term debt outstanding. While the majority of the Company's debt is due in 2006 and 2007, the Company is required to make certain scheduled payments each year. The degree to which the Company is indebted could have important consequences including, but not limited to: (i) limitations on the ability to obtain additional financing in the future for working capital, capital expenditures, general corporate purposes and other purposes, if needed;
(ii) the allocation of a substantial portion of cash flow from operations to cover cash interest requirements, thereby limiting the funds available for operations and any future business opportunities; and (iii) increasing the Company's vulnerability to a downturn in its business or the economy.

     PCI's cash requirements include quarterly payments of interest on $11.5 million of long-term debt. PCI's subsidiary, Pioneer Americas, Inc. ("PAI"), is restricted in paying dividends to PCI or funding cash to unrestricted subsidiaries, as defined, to the sum of $5.0 million plus 50% of the cumulative consolidated net income of PAI since June 1997. As of September 30, 1999, no distributions were allowed under this covenant. However, the Company believes that the existing cash balances of PCI and its unrestricted subsidiaries will be sufficient to fund future required interest payments and other cash requirements until such time that PAI's cumulative consolidated net income is positive.

     PAI's ability to enter into new debt agreements is restricted by a debt covenant requiring a minimum interest coverage ratio (as defined) of at least
2.0 to 1.0 for the prior four fiscal quarters. Currently, PAI is unable to incur additional indebtedness as a result of this covenant, other than borrowing available under the Revolving Facility. The Company's debt agreements contain other restrictions on PAI's subsidiaries, including the acquisition or disposition of assets or operations.

     Annualized cash interest of approximately $51.5 million is payable on the Company's long-term debt. To the extent that the Company makes additional draws upon the Revolving Facility due to continuing adverse business conditions or for other corporate purposes, the Company's aggregate interest expense will be increased.

     Business Conditions. Recent industry capacity additions have created an imbalance between product demand and supply, resulting in weak market conditions and lower ECU sales prices. During 1999, ECU sales prices have been at their lowest level in twenty-five years. These lower sales prices generated decreased sales revenues, negative sales margins, continuing losses from operations and significant decreases in working capital, primarily cash balances.

     Chlorine and caustic soda sales prices have recently increased, indicating that the bottom of the current industry cycle may have passed. Improved business conditions would result in higher sales levels and improved cash flow. If a recovery has not commenced, the Company would expect a continuation of depressed sales levels, significant losses and continued usage of cash for operations. The Company currently has availability under the Revolving Facility to fund continuing operations.

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

     Net Cash Flows from Operating Activities. During the first nine months of 1999, the Company had a negative cash flow of $26.4 million from operating activities, primarily attributable to the net loss for the period.

     Net Cash Flows from Investing Activities. Cash used in investing activities during the first nine months of 1999 totaled $22.4 million, which was due to capital expenditures related to property, plant and equipment, partially offset by proceeds received from asset disposals.

     Net Cash Flows from Financing Activities. Cash provided by financing activities during the first nine months of 1999 included $3.3 million of net borrowings under the revolving credit arrangement, offset by $2.0 million of debt repayments.

     Working Capital. Working capital decreased to $9.9 million at September 30, 1999 from $64.7 million at December 31, 1998, a decrease of $54.8 million. Usage of cash for operating activities and capital expenditures primarily accounted for this decrease.

YEAR 2000 ISSUES

         Based on present information, management believes that the potential impact of the year 2000 on the processing of date-sensitive data by the Company's critical business systems, including process control systems, have been addressed. The year 2000 may be critical to these systems as some computer programs were written using two digits rather than four to define the applicable year. As a result, any of the Company's computer applications that have date-sensitive programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in process system failures in the manufacturing area that could cause serious production-related issues. In addition, miscalculations or system failures could result in a temporary inability to process transactions, issue invoices, remit payments, communicate with financial institutions and other entities electronically and update internal accounting systems. If not corrected in a timely manner, such business disruptions could be detrimental to the continuing operations of the Company.

     The Company initiated a program almost two years ago to prepare its computer systems and applications for the year 2000. The Company utilized both internal and external resources to reprogram or replace existing business critical systems for year 2000 compliance. Where appropriate, critical systems were tested to verify year 2000 compliance. The total project costs, including costs already expended, are presently estimated at approximately $0.5 million. These funds, the majority of which have been spent, are being obtained through working capital, and are being expensed as incurred unless new software is purchased in which case certain costs are capitalized.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In September 1999, the Company replaced its existing $50.0 million revolving facility with a new $50.0 million three-year revolving credit facility. The Company's market risk disclosures set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 have not changed significantly as a result of the new revolving credit facility or other events through the nine months ended September 30, 1999.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

          10 Amended and Restated Loan and Security Agreement by and among Congress Financial Corporation (Southwest) as U.S. Lender, Congress Financial Corporation (Canada) as Canadian Lender, and Congress Financial Corporation (Southwest) as Agent for Lenders and Pioneer Chlor Alkali Company, Inc., All-Pure Chemical Co., Kemwater North America Company, PCI Chemicals Canada Inc./PCI Chimie Canada Inc., PCI Carolina, Inc. and T.C. Products, Inc., as Borrowers and Pioneer Americas, Inc., Imperial West Chemical Co., Black Mountain Power Company, T.C. Holdings, Inc., Pioneer Licensing, Inc. and Pioneer (East), Inc., as Guarantors dated as of September 24, 1999.

          27   Financial Data Schedule.

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             PIONEER COMPANIES, INC.




November 5, 1999                             By: /s/ Philip J. Ablove
                                                 -----------------------
                                                 Philip J. Ablove
                                                 Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)