Form 10-K405
period 1999-12-31
PIONEER COMPANIES INC
filed 2000-03-23
CIK 830141

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

            4300 NATIONSBANK CENTER
        700 LOUISIANA STREET, SUITE 4300
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

  On February 29, 2000, there were outstanding 10,646,906 shares of the Company's Class A Common Stock, $.01 par value. The aggregate market value of the Company's voting stock held by non-affiliates of the Company is $83,898,000 based on the closing price for the Class A Common Stock in consolidated trading on February 29, 2000.

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

DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 2000 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            PIONEER COMPANIES, INC.

                               TABLE OF CONTENTS
                       ANNUAL REPORT ON FORM 10-K FOR THE
                          YEAR ENDED DECEMBER 31, 1999

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.    Business....................................................     3
Item 2.    Properties..................................................    10
Item 3.    Legal Proceedings...........................................    12
Item 4.    Submission of Matters to a Vote of Security Holders.........    12
Item 4a.   Executive Officers of the Registrant........................    12

                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................    13
Item 6.    Selected Financial Data.....................................    14
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    15
Item 7a.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................    21
Item 8.    Financial Statements and Supplementary Data.................    22
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................    48

                                   PART III
Item 10.   Directors and Executive Officers of the Registrant..........    48
Item 11.   Executive Compensation......................................    48
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................    48
Item 13.   Certain Relationships and Related Transactions..............    48

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................    49

                                     PART I

     Unless the context otherwise requires, (i) the term "Pioneer" refers to Pioneer Companies, Inc. and its consolidated subsidiaries, (ii) the term "Company" refers to Pioneer Companies, Inc., (iii) the term "PCA" refers to Pioneer Corporation of America, a wholly-owned subsidiary of the Company, and
(iv) the term "Predecessor Company" refers to PCA and its subsidiaries as they existed on April 20, 1995, the date they were acquired by the Company.

     Certain statements in this Form 10-K regarding future expectations of Pioneer's business and Pioneer's results of operations may be regarded as "forward looking statements" within the meaning of the Securities Litigation Reform Act. Such statements are subject to various risks, including Pioneer's high financial leverage, the cyclical nature of the markets for many of Pioneer's products and raw materials and other risks discussed in detail. Actual outcomes may vary materially.

ITEM 1. BUSINESS.

     Pioneer manufactures and markets chlorine and caustic soda and several related products. Pioneer conducts its primary business through its operating subsidiaries: Pioneer Americas, Inc. (formerly known as Pioneer Chlor-Alkali Company, Inc.) ("PAI"), PCI Chemicals Canada Inc. ("PCI Canada"), Kemwater North America Company ("KNA") and KWT, Inc. ("KWT", and together with KNA, "Kemwater").

     Pioneer owns and operates five chlor-alkali plants and several related product manufacturing facilities in North America with aggregate production capacity of approximately 950,000 electrochemical units ("ECUs", each consisting of 1 ton of chlorine and 1.1 tons of caustic soda). Approximately 60% of Pioneer's source of electricity, a major raw material in chlor-alkali production, is hydro-power based, currently the cheapest source in North America. In addition, over 22% of Pioneer's ECU capacity employs membrane cell technology, the most efficient available technology. Management believes that Pioneer is one of the six largest chlor-alkali producers in North America, with approximately 6% of North American production capacity.

     In addition to its chlor-alkali capacity, Pioneer manufactures hydrochloric acid, bleach, sodium chlorate and other products.

     As of December 31, 1999, Interlaken Investment Partners, L.P., a Delaware limited partnership (the "Interlaken Partnership") beneficially owned approximately 34.9% of the voting power of Pioneer and William R. Berkley (who may be deemed to beneficially own all shares of Pioneer common stock held by the Interlaken Partnership) beneficially owned approximately 59.8% of the voting power of Pioneer.

     Pioneer's five chlor-alkali production facilities are located in Becancour, Quebec; Tacoma, Washington; St. Gabriel, Louisiana; Henderson, Nevada; and Dalhousie, New Brunswick. The five facilities produce chlorine and caustic soda for sale in the merchant markets and for use as raw materials in the manufacture of downstream products. The Becancour and Henderson facilities also produce hydrochloric acid and bleach, and the Tacoma facility also produces hydrochloric acid and calcium chloride. The Dalhousie facility also produces sodium chlorate.

     Pioneer also operates three bleach production and chlorine repackaging facilities in California and Washington, and distributes these products to municipalities and selected commercial markets in the western United States through various distribution channels. All of the chlorine and caustic soda used as raw materials at these facilities is supplied by the Henderson and Tacoma chlor-alkali facilities. Because bleach contains a high percentage of water, freight costs and logistics are an important competitive factor. The facilities are strategically located in or near most of the large population centers of the West Coast. Additional production units at Cornwall, Ontario produce hydrochloric acid, bleach, chlorinated paraffins under the brand name Cereclor(R), and proprietary pulping additives, PSR 2000(R) and IMPAQT(R).

     In 1997, an unusual charge of $1.0 million was recorded, relating to the closure of certain bleach production and repackaging plants and the consolidation of their operations into other locations. In 1998, an unusual charge of $0.4 million was recorded, relating to the consolidation and downsizing of certain administrative functions. In December 1998, Pioneer sold its pool chemicals business, resulting in a $1.8 million loss from disposal of assets plus an unusual charge of approximately $1.0 million related to closing Pioneer's facility at City of Industry, California. Substantially all unusual charges were paid by December 31, 1998.

     Kemwater manufactures and supplies polyaluminum chlorides to certain potable and waste water markets in the United States. The products are used primarily to remove solids from waste water streams and to control hydrogen sulfide emissions. Kemwater also manufactures and markets aluminum sulfate to the waste water and pulp and paper industries. Kemwater has exclusive licenses to certain existing and future advanced water treatment technology in the development and sale of products and services for the potable water, waste water and industrial water treatment markets in the United States (other than the northeastern U.S.) and the Caribbean. In early 1999, Kemwater sold its iron chlorides business, which is located in the western U.S. This disposal resulted in a pretax loss of approximately $0.9 million. Pioneer is also currently negotiating either a sale or restructuring of the remaining business of Kemwater. No material gain or loss is expected from the completion of such transactions.

COMPETITION

     The chlor-alkali industry is highly competitive. Many of Pioneer's competitors, including The Dow Chemical Company ("Dow"), Occidental Chemical Corporation ("OxyChem"), and PPG Industries, Inc. are larger and have greater financial resources than Pioneer. There are also several regional companies that specialize in a smaller number of chemical products. While a significant portion of Pioneer's business is based upon widely available technology, the difficulty in obtaining permits for the production of chlor-alkali and chlor-alkali related products may be a barrier to entry. Pioneer's ability to compete effectively depends on its ability to maintain competitive prices, to provide reliable and responsive service to its customers and to operate in a safe and environmentally responsible manner.

     North America represents approximately 32% of world chlor-alkali production capacity, with approximately 15.1 million tons of chlorine and 16.6 million tons of caustic soda production capacity. OxyChem and Dow are the two largest chlor-alkali producers in North America, together representing approximately 45% of North American capacity. The remaining capacity is held by approximately 20 companies. Approximately 65% of North American chlor-alkali capacity is located on the Gulf Coast of Texas and Louisiana. Pioneer's chlor-alkali capacity represents approximately 6% of total North American capacity. The chlorine and caustic soda currently produced at Pioneer's Tacoma and Henderson facilities provide a significant source of supply for the West Coast region, where Pioneer is the largest supplier of chlorine and bleach for water treatment purposes. The Tacoma, St. Gabriel and Dalhousie facilities are leading suppliers of premium, low-salt grade caustic soda in their respective regions. Pioneer believes its strong regional presence in eastern Canada and the western United States has enhanced the competitiveness of Pioneer's operations.

EMPLOYEES

     As of December 31, 1999, Pioneer had 978 employees. Ninety-two of Pioneer's employees at the Henderson, Nevada plant are covered by collective bargaining agreements with the United Steelworkers of America and with the International Association of Machinists and Aerospace Workers that are in effect until March 13, 2001, and 117 of Pioneer's employees at the Tacoma facility are covered by collective bargaining agreements with the International Chemical Workers and the Operating Engineers that are in effect until June 7, 2000 and June 11, 2003, respectively. At Pioneer's Becancour facility, 137 employees are covered by collective bargaining agreements with the Energy and Paper Workers Union that are in effect until April 30, 2000, and 32 employees at Pioneer's Cornwall facility are represented by the United Steelworkers Union, with a collective bargaining agreement that expires on October 31, 2002. Eighteen employees at Pioneer's Tacoma bleach and chlorine repackaging facility are covered by a collective bargaining agreement with the Teamsters Union that is in effect until December 1, 2002. Pioneer's employees at other production facilities are not covered by union contracts or collective bargaining agreements. Pioneer considers its relationship with its employees to be good and it has not experienced any strikes or work stoppages.

ENVIRONMENTAL REGULATION

  U.S. Environmental Laws

     Air Quality. Pioneer's U.S. operations are subject to the federal Clean Air Act and the amendments to that act which were enacted in 1990. Pioneer will be subject to some of the additional environmental regulations adopted by the federal EPA and state environmental agencies to implement the Clean Air Act Amendments of 1990. Among the requirements that are potentially applicable to Pioneer are those that require the EPA to establish hazardous air pollutant emissions requirements for chlorine production facilities. Although Pioneer cannot estimate the cost of complying with these requirements until such regulations are proposed, at this time Pioneer does not believe that such requirements will have a material adverse effect on it.

     Most of Pioneer's plants manufacture or use chlorine, which is in gaseous form if released into the air. Chlorine gas in relatively low concentrations can irritate the eyes, nose and skin and in large quantities or high concentrations can cause permanent injury or death. From 1995 to date, there have been minor releases at Pioneer's plants, none of which has had any impact on human health or the environment. Those releases were controlled by plant personnel, in some cases with the assistance of local emergency response personnel, and there were no material claims against Pioneer as a result of those incidents. Pioneer maintains systems to detect emissions of chlorine at its plants, and the Tacoma, St. Gabriel and Henderson plants are members of their local industrial emergency response networks. Pioneer believes that its insurance coverage is adequate with respect to costs that might be incurred in connection with any future release, although there can be no assurance that Pioneer will not incur substantial expenditures that are not covered by insurance if a major release does occur in the future.

     Water Quality. Pioneer maintains waste water discharge permits for many of its facilities pursuant to the U.S. Federal Water Pollution Control Act of 1972, as amended, and comparable state laws. Where required, Pioneer has also applied for permits to discharge stormwater under such laws. In order to meet the discharge requirements applicable to stormwater, it will be necessary to modify surface drainage or make other changes at certain plants. Pioneer has spent approximately $2.6 million during the combined 1997 through 1999 period for modifications to the stormwater system at the Henderson plant, and believes that any additional costs associated with stormwater discharge at Henderson and its other plants will not have a material adverse effect on Pioneer's financial condition, liquidity or operating results. The various states in which Pioneer operates also have water pollution control statutes and regulatory programs which include groundwater and surface water protection provisions. The requirements of these laws vary and are generally implemented through a state regulatory agency. These water protection programs typically require site discharge permits, spill notification and prevention and corrective action plans. At several of Pioneer's facilities, investigations or remediations are underway, and at some of these locations regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources. Pioneer could be required to incur additional costs to construct and operate remediation systems in the future. In addition, at several of its facilities, Pioneer is in the process of replacing or closing ponds used for the collection of wastewater. Pioneer plans to spend approximately $3.0 million during the next three years on improvements to discontinue the use of three chlor-alkali waste water disposal ponds at its Henderson plant, replacing them with systems to recycle wastewater.

     Hazardous and Solid Wastes. Pioneer's manufacturing facilities generate hazardous and non-hazardous solid wastes which are subject to the requirements of the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA has adopted regulations banning the land disposal of certain hazardous wastes unless the wastes meet defined treatment or disposal standards, including certain mercury-containing wastes generated by Pioneer's St. Gabriel plant. In response to these regulations, the St. Gabriel plant has substantially reduced the quantity of wastes that are subject to the land ban through the installation of an in-plant treatment system that reduces the level of mercury in its wastes below the hazardous classification. In 1999, the facility applied for and received a "Determination of Equivalency" from the EPA for its mercury recovery/treatment process. Pioneer's disposal costs could increase substantially if its present disposal sites become unavailable due to capacity or regulatory restrictions. Pioneer presently believes, however, that its current disposal arrangements, together with the mercury recovery/treatment system and less stringent land disposal restrictions resulting from the "Determination of Equivalency", will allow Pioneer to continue to dispose of land-banned wastes with no material adverse effect on it.

     Superfund. In the ordinary course of Pioneer's operations, substances are generated that fall within the definition of "hazardous substances," and Pioneer is the owner or operator of several sites at which hazardous substances have been released into soil or groundwater. Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, regulatory agencies or third parties may incur costs to investigate or remediate such conditions and seek reimbursement from Pioneer for such costs. However, no investigations or remedial activities are currently being conducted under CERCLA by third parties at any of Pioneer's facilities. Such activities are being carried out at certain facilities under the other statutory authorities discussed above pursuant to provisions of indemnification agreements protecting Pioneer from liability.

  Canadian Environmental Laws

     General. Pioneer's Canadian facilities are governed by federal environmental laws adopted by the Canadian parliament and administered by Environment Canada and by provincial environmental laws adopted by the respective provincial legislatures and enforced by administrative agencies. Many of these laws are comparable to the U.S. laws described above. In particular, the Canadian environmental laws generally provide for control and/or prohibition of pollution, for the issuance of certificates of authority or certificates of authorization which permit the operation of regulated facilities and prescribe limits on the discharge of pollutants, and for penalties for the failure to comply with applicable laws. These laws include the substantive areas of air pollution, water pollution, solid and hazardous waste generation and disposal, toxic substances, petroleum storage tanks, protection of surface and subsurface waters, and protection of other natural resources. However, there is no Canadian law similar to CERCLA that would make a company liable for legal off-site disposal.

     The Canadian Environmental Protection Act ("CEPA") is the primary federal statute which governs environmental matters throughout the provinces. The federal Fisheries Act is the principal federal water pollution control statute. This law would apply in the event of a spill of caustic soda or another deleterious substance that adversely impacts marine life in a waterway. The Becancour, Dalhousie and Cornwall facilities are all located adjacent to major waterways and are therefore subject to the requirements of this statute. The Chlor-Alkali Mercury Release Regulations and the Chlor-Alkali Mercury Liquid Effluent Regulations, adopted under the CEPA, regulate the operation of the Dalhousie facility. In particular, these regulations provide for the quantity of mercury a chlor-alkali plant may release into the ambient air and the quantity of mercury that may be released with liquid effluent. Pioneer believes it has operated and is currently operating in compliance with these statutes.

     The primary provincial environmental laws include the Environmental Protection Act in the province of Ontario, the Quebec Environment Quality Act in Quebec and the Clean Environment Act in New Brunswick. In general, each of these acts regulates the discharge of a contaminant into the natural environment if such discharge causes or is likely to cause an adverse effect.

INDEMNITIES

     ZENECA Indemnity. Pioneer's Henderson plant is located within what is known as the "Basic Complex." Soil and groundwater contamination have been identified within and adjoining the Basic Complex, including land owned by Pioneer. A groundwater treatment system has been installed at the facility and, pursuant to a consent agreement with the Nevada Division of Environmental Protection, studies are being conducted to further evaluate soil and groundwater contamination at the facility and other properties within the Basic Complex and to determine whether additional remediation will be necessary with respect to Pioneer's property.

     In connection with the 1988 acquisition of the St. Gabriel and Henderson properties by the Predecessor Company, the sellers agreed to indemnify the Predecessor Company with respect to, among other things, certain environmental liabilities associated with historical operations at the Henderson site. ZENECA

Delaware Holdings, Inc. and ZENECA, Inc. (collectively, the "ZENECA Companies") have assumed the indemnity obligations. In general, PCA is indemnified against environmental costs which arise from or relate to pre-closing actions which involved disposal, discharge or release of materials resulting from the former agricultural chemical and other non-chlor-alkali manufacturing operations at the Henderson plant. The ZENECA Companies are also responsible for costs arising out of the pre-closing actions at the Basic Complex. Under the ZENECA Indemnity, PCA may only recover indemnified amounts for environmental work to the extent that such work is required to comply with environmental laws or is reasonably required to prevent an interruption in the production of chlor-alkali products. PCA is responsible for environmental costs relating to the chlor-alkali manufacturing operations at the Henderson plant, both pre- and post-acquisition, for certain actions taken without ZENECA's consent and for certain operation and maintenance costs of the groundwater treatment system at the facility.

     Payments for environmental liabilities under the ZENECA Indemnity, together with other non-environmental liabilities for which the ZENECA Companies agreed to indemnify PCA, cannot exceed approximately $65 million. To date, Pioneer has been reimbursed for approximately $12 million of costs covered by the ZENECA Indemnity, but the ZENECA Companies may have directly incurred additional costs that would further reduce the total amount remaining under the ZENECA Indemnity. In 1994, PCA recorded a $3.2 million environmental reserve related to pre-closing actions at sites that are the responsibility of ZENECA. At the same time a receivable was recorded from ZENECA for the same amount. It is the Company's policy to record such amounts when a liability can be reasonably estimated. No additional amounts were recorded in 1999 or 1998.

     The ZENECA Indemnity continues to cover claims after the April 20, 1999 expiration of the term of the indemnity to the extent that, prior to the expiration of the indemnity, proper notice to the ZENECA Companies was given and either the ZENECA Companies have assumed control of such claims or the Company was contesting the legal requirements that gave rise to such claims, or had commenced removal, remedial or maintenance work with respect to such claims, or commenced an investigation which resulted in the commencement of such work within ninety days. Management believes proper notice was provided to the ZENECA Companies with respect to outstanding claims under the ZENECA Indemnity, but the amount of such claims has not yet been determined given the ongoing nature of the environmental work at Henderson. The Company believes that the ZENECA Companies will continue to honor their obligations under the ZENECA Indemnity for claims properly presented by the Company. It is possible, however, that disputes could arise between the parties concerning the effect of contractual language and that the Company would have to subject its claims for cleanup expenses, which could be substantial, to the contractually-established arbitration process.

     Sellers' Indemnity. In connection with the 1995 transaction pursuant to which the Company acquired all of the outstanding common stock and other equity interests of the Predecessor Company from the holders of those interests (the "Sellers"), the Sellers agreed to indemnify the Company and its affiliates for certain environmental liabilities that result from certain discharges of hazardous materials or violations of environmental laws, arising prior to the closing date from or relating to certain plant sites or arising before or after the closing date with respect to certain environmental liabilities relating to certain properties and interests (the "Contingent Payment Properties") held by Pioneer for the benefit of the Sellers. Amounts payable pursuant to such indemnity will generally be payable as follows: (i) out of certain reserves established on PCA's balance sheet at December 31, 1994; (ii) either by offset against the amounts payable under the $11.5 million in notes payable by the Company to the Sellers or from amounts held in an account (the "Contingent Payment Account") established for the deposit of proceeds from the Contingent Payment Properties; and (iii) in certain circumstances and subject to specified limitations, out of the personal assets of the Sellers. Pioneer is required to reimburse the Sellers with amounts recovered under the ZENECA Indemnity or from other third parties. To the extent that liabilities exceed proceeds from the Contingent Payment Properties, the Company would be limited, for a ten-year period, principally to its rights of offset against the Sellers' notes (and to amounts available under the ZENECA Indemnity, to the extent then in effect) to cover such liabilities.

     Pioneer will not receive any of the economic benefits from the Contingent Payment Properties, except that certain environmental and other indemnification obligations of the Sellers to Pioneer may be satisfied from proceeds from such investments and except to the extent that such investments are owned by Pioneer on April 20, 2015. As of December 31, 1999, such proceeds, which are held by Pioneer in the Contingent Payment Account as collateral for any indemnification obligations of the Sellers to Pioneer, amounted to $6.7 million.

     During 1999, a dispute arose between the Sellers and Pioneer regarding the extent of the Sellers' indemnity and the proper form of notice to the indemnitors. Pioneer and the Sellers are in the process of seeking a negotiated settlement of the dispute, and agreed that in the interim, Pioneer would be reimbursed $250,000 from the Contingent Payment Account for environmental losses incurred during the period from May 1, 1999, to September 30, 1999, and thereafter Pioneer would be reimbursed for fifty percent of the amount of environmental losses, other than losses incurred in connection with the closing of Pioneer's facility in City of Industry, California. At December 31, 1999, Pioneer had not been reimbursed for $1.1 million in losses it contends are covered by the indemnity, pending resolution of the dispute.

     OCC Tacoma Indemnity. Pioneer acquired the chlor-alkali facility in Tacoma from OCC Tacoma, Inc. ("OCC Tacoma"), a subsidiary of OxyChem, in June 1997. In connection with the acquisition, OCC Tacoma agreed to indemnify Pioneer with respect to certain environmental matters, which indemnity is guaranteed by OxyChem. In general, Pioneer will be indemnified against damages incurred for remediation of certain environmental conditions, for certain environmental violations caused by pre-closing operations at the site and for certain common law claims. The conditions subject to the indemnity are sites at which hazardous materials have been released prior to closing as a result of pre-closing operations at the site. In addition, OCC Tacoma will indemnify Pioneer for certain costs relating to releases of hazardous materials from pre-closing operations at the site into the Hylebos Waterway, site groundwater containing certain volatile organic compounds that must be remediated under an RCRA permit, and historical disposal areas on the embankment adjacent to the site for maximum periods of 24 or 30 years, depending upon the particular condition, after which Pioneer will have full responsibility for any remaining liabilities with respect to such conditions. OCC Tacoma may obtain an early expiration date for certain conditions by obtaining a discharge of liability or an approval letter from a governmental authority. Although there can be no assurance that presently anticipated remediation work will be completed prior to the expiration of the indemnity, or that additional remedial requirements will not be imposed thereafter, Pioneer believes that the residual liabilities, if any, can be managed in a manner that will not have a material adverse effect on Pioneer.

     OCC Tacoma will also indemnify Pioneer against certain other environmental conditions and environmental violations caused by pre-closing operations that are identified after the closing. Environmental conditions that are subject to formal agency action within five years after closing or to an administrative or court order within ten years after closing, and environmental violations that are subject to an administrative or court order within five years after closing, will be covered by the indemnity up to certain dollar amounts and time limits. Pioneer will indemnify OCC Tacoma for environmental conditions and environmental violations identified after the closing if (i) an order or agency action is not imposed within the relevant time frames or (ii) applicable expiration dates or dollar limits are reached.

     Pioneer has reviewed the time frames currently estimated for remediation of the known environmental conditions associated with the plant and adjacent areas and Pioneer presently believes that it will have no material liability upon the termination of OCC Tacoma's indemnity. However, the OCC Tacoma indemnity is subject to limitations as to dollar amount and duration, as well as certain other conditions, and there can be no assurance that such indemnity will be adequate to protect Pioneer, that remediation will proceed on the present schedule, that it will involve the presently anticipated remedial methods, or that unanticipated conditions will not be identified. If these or other changes occur, Pioneer could incur a material liability for which it is not insured or indemnified.

     PCI Canada Acquisition Indemnity. In connection with the acquisition by Pioneer of the assets of PCI Canada in 1997, Imperial Chemical Industrials PLC ("ICI") and its affiliates (together the "ICI Indemnitors") agreed to indemnify Pioneer for certain liabilities associated with environmental matters arising from pre-closing operations of the Canadian facilities. In particular, the ICI Indemnitors will retain unlimited responsibility for environmental liabilities associated with the Cornwall site, liabilities arising out of the discharge of contaminants into rivers and marine sediments and liabilities arising out of off-site disposal sites. The ICI Indemnitors are also subject to a general environmental indemnity for other pre-closing environmental matters. This indemnity will terminate on October 31, 2007, and is subject to a limit of $25 million (Cdn). Pioneer may not recover under the environmental indemnity until it has incurred cumulative costs of $1 million (Cdn), at which point Pioneer may recover costs in excess of $1 million (Cdn). As of December 31, 1999, Pioneer had incurred no cumulative costs towards the $25 million (Cdn) indemnity.

     With respect to the Becancour and Dalhousie facilities, the ICI Indemnitors will be responsible under the general environmental indemnity for 100% of the costs incurred in the first five years after October 31, 1997 and for a decreasing percentage of such costs incurred in the following five years. Thereafter, Pioneer will be responsible for environmental liabilities at such facilities (other than liabilities arising out of the discharge of contaminants into rivers and marine sediments and liabilities arising out of off-site disposal sites). Pioneer will indemnify ICI for environmental liabilities arising out of post-closing operations and for liabilities arising out of pre-closing operations that are not indemnified by the ICI Indemnitors.

     Pioneer believes that the indemnity provided by ICI will be adequate to address the known environmental liabilities at the acquired facilities, and that any residual liabilities incurred by Pioneer will not be material.

ITEM 2. PROPERTIES.

FACILITIES

     The following table sets forth certain information regarding Pioneer's principal production, distribution and storage facilities as of March 1, 2000. All property is owned by Pioneer unless otherwise indicated.

LOCATION                                                         MANUFACTURED PRODUCTS
--------                                                         ---------------------
Becancour, Quebec.........................................  Chlorine and caustic soda
                                                            Hydrochloric acid
                                                            Bleach
                                                            Hydrogen
Tacoma, Washington........................................  Chlorine and caustic soda
                                                            Hydrochloric acid
                                                            Calcium chloride
                                                            Hydrogen
St. Gabriel, Louisiana....................................  Chlorine and caustic soda
                                                            Hydrogen
Henderson, Nevada.........................................  Chlorine and caustic soda
                                                            Hydrochloric acid
                                                            Bleach
                                                            Hydrogen
Dalhousie, New Brunswick..................................  Chlorine and caustic soda
                                                            Sodium chlorate
                                                            Hydrogen
Cornwall, Ontario*........................................  Bleach
                                                            Cereclor(R) chlorinated
                                                            paraffin
                                                            PSR 2000(R) pulping additive
                                                            IMPAQT(R) pulping additive
Tracy, California*........................................  Bleach
                                                            Chlorine repackaging
Santa Fe Springs, California*.............................  Bleach
                                                            Chlorine repackaging
Tacoma, Washington........................................  Bleach
                                                            Chlorine repackaging
Kemwater Facilities
Antioch, California.......................................  Aluminum sulfate
Spokane, Washington*......................................  Polyaluminum chlorides
                                                            Aluminum sulfate
Savannah, Georgia*........................................  Polyaluminum chlorides
                                                            Aluminum sulfate
                                                            Sodium aluminate
                                                            Ferric sulfate
Various*..................................................  Distribution

---------------

*  Leased property

     Corporate headquarters for Pioneer is located in leased office space in Houston, Texas under a lease terminating in 2006. Pioneer also leases office space in Montreal, Quebec under a lease terminating in 2003 and owns a technology center in Mississauga, located on 1.2 acres of land in the Sheridan Park Research Center near Toronto, Ontario, which conducts applications research, particularly with respect to pulp and paper process technology. KWT has its corporate headquarters in leased office space in Savannah, Georgia under a lease terminating in 2015.

     The acquisition of the chlor-alkali facility in Tacoma was financed with the proceeds of a nine and one-half year $100 million term facility provided to PCA (the "PCA Term Facility"), and with a portion of the proceeds of a $200 million offering of 9 1/4% Senior Secured Notes due 2007 issued by PCA (the "Senior Notes"). The Senior Notes and obligations outstanding under the PCA Term Facility are secured by first mortgages on PAI's Tacoma, St. Gabriel and Henderson facilities. The acquisition of the PCI Canada facilities was financed with the proceeds of a nine and one-quarter year $83 million term facility provided to Pioneer Americas (the "PCI Canada Term Facility"), and with the proceeds of a $175 million offering of 9 1/4% Senior Secured Notes due 2007 issued by PCI Canada (the "PCI Canada Senior Notes"). The PCI Canada Senior Notes and obligations outstanding under the PCI Canada Term Facility are secured by liens on and security interests in substantially all tangible and intangible property and assets used in PCI Canada's business in Canada.

PRODUCTION FACILITIES

     Becancour, Quebec. The Becancour facility is located on a 100-acre site in an industrial park on the deep-water St. Lawrence Seaway. The plant was constructed in 1975, with additions in 1979 and 1997. Annual production capacity is 340,000 tons of chlorine, 383,000 tons of caustic soda and 150,000 tons of hydrochloric acid. In addition, the site has a bleach production facility.

     Tacoma, Washington. The Tacoma plant is located on a 31-acre site which is part of an industrial complex on the Hylebos Waterway in Tacoma, Washington. The plant was upgraded and expanded in the late 1970s and in 1988. The site has rail facilities as well as docks capable of handling oceangoing vessels. Annual capacity is 225,000 tons of chlorine, 247,500 tons of caustic soda, 44,000 tons of hydrochloric acid and 8,800 tons of calcium chloride.

     St. Gabriel, Louisiana. The St. Gabriel plant is located on a 100-acre site near Baton Rouge, Louisiana. Approximately 228 acres adjoining the site are available to Pioneer for future industrial development. The plant was completed in 1970 and is situated on the Mississippi River with river frontage and deepwater docking, loading and unloading facilities. Annual production capacity at St. Gabriel is 197,000 tons of chlorine and 216,700 tons of caustic soda.

     Henderson, Nevada. The Henderson plant is located on a 374-acre site near Las Vegas, Nevada. Approximately 70 acres are developed and used for production facilities. The original plant, which began operation in 1942, was upgraded and rebuilt in 1976-1977. Annual production capacity at the plant is 152,000 tons of chlorine, 167,200 tons of caustic soda and 130,000 tons of hydrochloric acid (which uses chlorine as a raw material). In addition, the plant produces bleach. The Henderson plant is part of an industrial complex shared with three other manufacturing companies. Common facilities and property are owned and managed by subsidiaries of Basic Management, Inc. ("BMI"), which provide common services to the four site companies. BMI's facilities include extensive water and high voltage power distribution systems and access roads.

     Dalhousie, New Brunswick. The Dalhousie facility is located on a 36-acre site along the north shore of New Brunswick on the Restigouche River. The facility consists of a chlor-alkali plant built in 1963 and expanded in 1971 and a sodium chlorate plant built in 1992. Annual production capacity is 36,000 tons of chlorine, 40,000 tons of caustic soda and 22,000 tons of sodium chlorate.

     Cornwall, Ontario. The Cornwall units are located on leased portions of a 36-acre site on the St. Lawrence River. The facilities consist of a hydrochloric acid facility, Cereclor(R) chlorinated paraffin plant, a PSR 2000(R) pulping additive plant and an IMPAQT(R) pulping additive plant.

     Tracy, California. The Tracy plant includes a bleach production facility and a chlorine repackaging facility on a 15-acre tract. The land at the facility is leased under a lease expiring in the year 2005, with two five-year renewal options.

     Santa Fe Springs, California. The Santa Fe Springs plant includes a bleach production plant and a chlorine repackaging facility on a 4.5-acre tract. The land at the facility is leased under a lease expiring in 2008 with a five-year renewal option.

     Tacoma, Washington. The Tacoma bleach plant serves the Pacific Northwest market. The plant consists of a bleach production facility and a chlorine repackaging facility on a five-acre company-owned site.

     Antioch, California. Production facilities at the Antioch facility include an aluminum sulfate plant. Caustic soda and sulfuric acid are terminaled and distributed from the location. The 22-acre company-owned site has deepwater access as well as rail service. Pursuant to a pending agreement, operations at the facility will be discontinued in the first quarter of 2000, and the property will be held for disposition.

     Spokane, Washington. The Spokane facility has a polyaluminum chloride and an aluminum sulfate plant located on 4 acres. Sulfuric acid purchased from third parties is also distributed from the location, and the facility also terminals sulfuric acid. The land at the site is leased under a lease expiring in 2003.

     Savannah, Georgia. Production facilities at Savannah include a polyaluminum chloride plant, an aluminum sulfate plant, a sodium aluminate plant, and a ferric sulfate granule dissolving plant. The two-acre site is leased under a lease expiring in 2005, subject to options to extend the lease until 2015.

ITEM 3. LEGAL PROCEEDINGS.

     From time to time, Pioneer is involved in litigation relating to claims arising out of its operations in the normal course of its business. Pioneer maintains insurance coverage against potential claims in amounts which it believes to be adequate. In the opinion of management, uninsured losses, if any, resulting from these matters will not have a material adverse effect on Pioneer's results of operations, cash flow or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of 1999 to a vote of holders of Pioneer's Common Stock.

ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The names, ages and current offices of the executive officers of the Company, who are to serve until the next annual meeting of the Board of Directors to be held in 2000, are set forth below.

NAME AND AGE                                                       OFFICE
------------                                                       ------
Michael J. Ferris (55).......................   President and Chief Executive Officer
Norman E. Thogersen (52).....................   Executive Vice President and Chief Operating
                                                  Officer
Philip J. Ablove (59)........................   Executive Vice President and Chief Financial
                                                  Officer
John R. Beaver (38)..........................   Vice President, Controller
Kent R. Stephenson (50)......................   Vice President, General Counsel and Secretary

     Michael J. Ferris has served as President and Chief Executive Officer and a director of the Company since January 1997. He was employed by Vulcan Materials Company, a company engaged in the production of industrial materials and commodities with significant positions in two industries, construction aggregates and chemicals, in various capacities from March 1974 to January 1997. His last position was Executive Vice President, Chemicals from 1996 to 1997.

     Norman E. Thogersen has served as Executive Vice President and Chief Operating Officer of the Company since June 1999. He was President of PCI Canada from October 1997 to June 1999. Mr. Thogersen served as Chairman, President and Chief Executive Officer of ICI Canada, Inc. from 1995 to 1997, and as Vice President and General Manager of the North American chlor-alkali operations of Imperial Chemical Industries PLC from 1988 to 1995.

     Philip J. Ablove has served as Executive Vice President and Chief Financial Officer of the Company since November 1999. He was Vice President and Chief Financial Officer of the Company from March 1996 to November 1999. He was a consultant and an officer and director specializing in high growth or financially distressed companies from 1983 to 1996. In a consulting role he served as Acting Chief Financial Officer of Pioneer from October 1995 to March 1996. He has also been a director of the Company since January 1991.

     John R. Beaver has served as Vice President, Controller of the Company since November 1999. He was Controller of the Company from January 1997 to November 1999. Mr. Beaver served as Controller of Borden Chemicals and Plastics Limited Partnership from November 1995 to January 1997, and from 1987 to 1995 he was employed by Sterling Chemicals, Inc.

     Kent R. Stephenson has served as Vice President, General Counsel and Secretary of the Company since June 1995, and as Vice President, General Counsel and Secretary of the Predecessor Company since 1993. Prior to joining the Predecessor Company, he was employed by Zapata Corporation, then an oil and gas services company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     On March 31, 1995, the Company's stockholders approved a one-for-four reverse stock split which was effective on April 27, 1995 (the "Reverse Stock Split"). The number of authorized shares remained at 46.0 million for Class A Common Stock and 4.0 million for Class B Common Stock, and the par value of the Common Stock was unchanged. Unless the context otherwise requires, all references in this Report to Common Stock share and per share amounts reflect the Reverse Stock Split.

     Pioneer's Class A Common Stock is traded on The Nasdaq SmallCap Market under the symbol "PIONA". There is no established trading market for Pioneer's Class B Common Stock. The price range for the Class A Common Stock, as adjusted to reflect the Reverse Stock Split and stock dividends, for each quarterly period for the last two fiscal years is shown in the following table:

                                                               HIGH      LOW
                                                              ------    -----
1999
  Fourth Quarter............................................  $ 7.13    $4.61
  Third Quarter.............................................    7.13     4.21
  Second Quarter............................................    5.61     3.97
  First Quarter.............................................    4.56     3.04
1998
  Fourth Quarter............................................  $ 7.65    $2.60
  Third Quarter.............................................    8.08     3.06
  Second Quarter............................................   10.71     6.77
  First Quarter.............................................   13.32     6.77

     Prices set forth in the table are as reported in the consolidated transaction reporting system.

     As of February 29, 2000, there were approximately 127 holders of record of the Class A Common Stock and there were two holders of record of the Class B Common Stock.

     No cash dividends have been declared or paid with respect to the Company's Common Stock during the two most recent fiscal years. Pursuant to the terms of certain debt instruments, there are restrictions on the ability of PCA to transfer funds to the Company, resulting in limitations on the Company's ability to declare dividends on its Common Stock. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 9 to the Consolidated Financial Statements included in Item 8 -- Financial Statements and Supplementary Data. The Company issued 7% stock dividends on the Class A and Class B Common Stock in December 1999 and December 1998.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected historical financial data of Pioneer for the years ended December 31, 1999, 1998, 1997, 1996 and 1995. The table also sets forth, for comparative purposes, selected historical financial data of the Predecessor Company for the period from January 1, 1995 to April 20, 1995. Certain amounts have been reclassified in prior years to conform to the current year presentation. Per share information for all periods presented reflects 7% stock dividends on the Class A and Class B Common Stock in 1999, 1998, 1997 and 1996. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                                                          PREDECESSOR
                                                                                            COMPANY
                                                                                          -----------
                                                                                          PERIOD FROM
                                                                                          JANUARY 1,
                                                                                             1995
                                                 YEAR ENDED DECEMBER 31,                    THROUGH
                                   ----------------------------------------------------    APRIL 20,
                                     1999       1998     1997(1)      1996     1995(2)       1995
                                   --------   --------   --------   --------   --------   -----------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues.........................  $296,642   $384,688   $270,341   $208,908   $142,908    $ 57,848
Cost of sales....................   285,909    301,793    207,906    150,464     98,175      37,400
                                   --------   --------   --------   --------   --------    --------
Gross profit.....................    10,733     82,895     62,435     58,444     44,733      20,448
Selling, general and
  administrative expenses........    49,580     50,162     36,192     29,860     20,765       7,047
Unusual charges..................        --      1,661      5,348         --         --          --
                                   --------   --------   --------   --------   --------    --------
Operating income (loss)..........   (38,847)    31,072     20,895     28,584     23,968      13,401
Interest expense, net............   (51,927)   (50,521)   (28,987)   (19,212)   (13,540)     (1,665)
Other income (expense), net(5)...    14,176      1,755      1,907        887        637        (115)
                                   --------   --------   --------   --------   --------    --------
Income (loss) before income taxes
  and extraordinary items........   (76,598)   (17,694)    (6,185)    10,259     11,065      11,621
Income tax provision (benefit)...   (26,214)    (4,677)      (289)     5,859      5,579       4,809
                                   --------   --------   --------   --------   --------    --------
Income (loss) before
  extraordinary item.............   (50,384)   (13,017)    (5,896)     4,400      5,486       6,812
Extraordinary item, net of
  tax(3).........................        --         --    (18,658)        --         --      (3,420)
                                   --------   --------   --------   --------   --------    --------
Net income (loss)................  $(50,384)  $(13,017)  $(24,554)  $  4,400   $  5,486    $  3,392
                                   ========   ========   ========   ========   ========    ========
Net income (loss) per
  share -- basic and diluted.....  $  (4.38)  $  (1.14)  $  (2.15)  $   0.39   $   0.61
                                   ========   ========   ========   ========   ========
OTHER FINANCIAL DATA:
Capital expenditures.............  $ 28,318   $ 34,759   $ 28,091   $ 17,839   $ 13,556    $  3,389
Depreciation and amortization....    54,713     50,316     27,655     18,213     12,274       4,490
Cash flows from operating
  activities.....................   (52,349)    39,337     27,320     29,234     27,014       2,611
Cash flows from investing
  activities.....................   (15,159)   (34,424)  (354,682)   (25,120)  (165,874)     (3,389)
Cash flows from financing
  activities.....................    17,658     (2,264)   363,495         72    147,036        (312)
BALANCE SHEET DATA:
Total assets.....................  $680,606   $731,442   $753,672   $301,568   $264,083    $165,329
Total long-term debt (exclusive
  of current maturities),
  redeemable preferred stock and
  redeemable stock put
  warrants.......................   600,223    589,668    592,366    161,103    146,463      57,677
Stockholders' equity (deficiency
  in assets).....................   (26,702)    23,553     36,221     59,901     44,475      26,370
ADDITIONAL DATA:
EBITDA(4)........................    31,583     86,649     55,805     47,684     36,879      17,776

---------------

(1) The chlor-alkali facility in Tacoma was acquired in June 1997 and the business of PCI Canada was acquired on October 31, 1997. The results of operations for the year ended December 31, 1997 include results from the respective acquisition dates through December 31, 1997.

(2) The results of operations include the results of operations of PCA since its acquisition on April 20, 1995.

(3) An extraordinary item of $18.7 million in 1997, net of an income tax benefit of $12.4 million, consisted primarily of the 20% premium paid on the face value of notes and the write-off of debt placement fees pertaining to debt refinanced by Pioneer concurrent with the acquisition of the Tacoma chlor-alkali facility. An extraordinary item of $3.4 million in the period ended April 20, 1995, net of an income tax benefit of $2.1 million, was due to costs incurred and previously capitalized costs written off, pertaining to debt refinanced by the Predecessor Company prior to its acquisition.

(4) EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, unusual charges and extraordinary items. It is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities and other combined income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of Pioneer's profitability or liquidity. Pioneer's calculation of EBITDA may not be consistent with similarly captioned amounts used by other companies.

(5) Other income in 1999 included a $12.0 million gain on the sale of Pioneer's 15% partnership interest in Saguaro Power Company ("Saguaro").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Pioneer manufactures and markets chlorine, caustic soda, hydrochloric acid and related products used in a variety of applications, including water treatment, plastics, pulp and paper, detergents, agricultural chemicals, pharmaceuticals, and medical disinfectants.

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

     The markets for chlorine and caustic soda are affected by general economic conditions, both in North America and elsewhere in the world. During 1998, with the growing economic crisis in Asia, and subsequently South America, supply of chlor-alkali products exceeded demand, resulting in reduced pricing. These markets had experienced steady growth through early 1998. Chlorine prices were approximately $195 at the end of 1997 and then, as a result of market pressures, dropped to approximately $65 per ton at the end of 1998. The decline in chlorine market pricing continued into early 1999, contributing to a material adverse effect on Pioneer's operating results and cash flows during the period. Chlorine demand has improved as the economies of Asia and South America strengthened and the market has begun to absorb the output of industry capacity increases, fueled by healthier end-use markets such as PVC resin. Chlorine pricing improved significantly during the latter half of 1999 and early 2000 as major price increases were announced, resulting in contract prices approaching $180 per ton.

     Typically, as chlorine demand falls, the industry's operating rate decreases. This results in demand for chlorine's co-product, caustic soda, to exceed production, creating price increases for caustic soda. However, due to the world-wide economic conditions, particularly in the pulp and paper markets, demand for caustic soda fell in 1998, and continued to fall through some of 1999 due to low overall demand. In spite of short supply in some segments due to low industry production rates, caustic prices declined before stabilization in pulp and paper segments, low inventories and widespread regional supply shortages began to have a favorable impact on pricing towards the end of the year. At the end of 1999, caustic soda prices were approximately $135 per ton; however, spot pricing was somewhat higher, indicative of positive pressure on prices.

     Large quantities of chlorine are not typically stored, and therefore chlor-alkali production rates are based on short-term chlorine demand (typically one month). However, chlor-alkali plants do not achieve optimum cost efficiency if production rates are cycled. The maintenance of steady production rates is made difficult by the cyclical nature of the chlor-alkali business, which is at times exacerbated because the market demand for chlorine differs from that of caustic soda. The chlor-alkali market has shifted from ECU buyers to independent markets, unlinking the markets for these two products. Peak and trough demand for chlorine and caustic soda rarely coincide and caustic soda demand, in the past and as experienced during 1999, has tended to trail chlorine demand into and out of economic growth cycles.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data for the periods indicated (dollars in thousands and percentages of revenues):

                                                       YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------------
                                             1999               1998              1997(1)
                                        ---------------    ---------------    ---------------
Revenues..............................  $296,642    100%   $384,688    100%   $270,341    100%
Cost of sales.........................   285,909     96     301,793     78     207,906     77
                                        --------    ---    --------    ---    --------    ---
Gross profit..........................    10,733      4      82,895     22      62,435     23
Selling, general and administrative
  expenses............................    49,580     17      50,162     13      36,192     13
Unusual charges.......................        --     --       1,661      1       5,348      2
                                        --------    ---    --------    ---    --------    ---
Operating income (loss)...............   (38,847)   (13)     31,072      8      20,895      8
Interest expense, net.................   (51,927)   (18)    (50,521)   (13)    (28,987)   (11)
Other income, net.....................    14,176      5       1,755      1       1,907      1
                                        --------    ---    --------    ---    --------    ---
Loss before income taxes and
  extraordinary item..................   (76,598)   (26)    (17,694)    (4)     (6,185)    (2)
Income tax benefit....................   (26,214)    (9)     (4,677)    (1)       (289)    --
                                        --------    ---    --------    ---    --------    ---
Loss before extraordinary item........   (50,384)   (17)    (13,017)    (3)     (5,896)    (2)
Extraordinary item, net of tax
  benefit.............................        --     --          --     --     (18,658)    (7)
                                        --------    ---    --------    ---    --------    ---
Net loss..............................  $(50,384)   (17)%  $(13,017)    (3)%  $(24,554)    (9)%
                                        ========    ===    ========    ===    ========    ===

---------------

(1) The chlor-alkali facility in Tacoma was acquired on June 17, 1997 and the business of PCI Canada was acquired on October 31, 1997. The results of operations for the year ended December 31, 1997 include the results of operations from the respective acquisition dates through December 31, 1997.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

  Revenues

     Revenues decreased by $88.0 million, or approximately 23%, to $296.6 million for the twelve months ended December 31, 1999, as compared to the same period in 1998. The decrease in revenues was primarily due to lower ECU prices. Pioneer's average ECU sales price for the year ended December 31, 1999 was $242, a decrease of approximately 28% from the average 1998 sales price of $336.

     The remaining revenue decrease was primarily due to the disposal of Pioneer's household bleach bottling business during the third quarter of 1998 and the disposal of the pool chemicals business in the fourth quarter of 1998. These businesses were considered non-strategic, and Pioneer retained long-term supply agreements with the purchasers.

  Cost of Sales

     Cost of sales decreased $15.9 million or approximately 5.3% in 1999, as compared to 1998. $10.9 million of this decrease was due to the modification of Pioneer's retiree health care benefits. Benefits to current retirees under the plan were not impacted, but current employees will no longer receive benefits under this plan following retirement. The remaining decrease in cost of sales was principally as a result of disposed operations discussed above, offset by sales volume increases for chlorine and caustic soda in 1999 as compared to 1998.

  Gross Profit

     Gross profit margin decreased to 4% in 1999 from 22% in 1998, primarily as a result of lower average ECU sales prices.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased $0.6 million in 1999. This reduction was due to a modification of Pioneer's retiree health care benefits discussed above, the absence of incentive compensation accruals made in 1998 and various overhead expense reductions, partially offset by increases in 1999 due to asset impairments included in depreciation and amortization.

  Interest Expense, Net

     Interest expense, net increased $1.4 million to $51.9 million in 1999 as a result of decreased interest income due to lower average cash balances and interest expense incurred on revolving credit balances in 1999.

  Other Income

     Other income in 1999 included a $12.0 million gain on the sale of Pioneer's 15% partnership interest in Saguaro.

  Net Loss

     Net loss for the twelve months ended December 31, 1999 was $50.4 million, compared to a net loss of $13.0 million for the same period in 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

  Revenues

     Revenues increased $114.3 million, or approximately 42% to $384.7 million for the twelve months ended December 31, 1998, as compared to the same period in 1997. The acquisitions of the operations of PCI Canada in November 1997 and the Tacoma chlor-alkali facility in June 1997 accounted for this increase. Partially offsetting this increase were lower average ECU prices during the period, as compared to 1997. Pioneer's average ECU sales price for the year ended December 31, 1998 was $336, a decrease of approximately 9% from the average 1997 sales price of $370. Also, production volumes were reduced by two factors. First, production and sales were hampered as a result of a lack of railcar availability in the western United States due to Union Pacific rail transportation problems. Second, production at Pioneer's Henderson plant fell in early 1998 because of three failed transformers. Revenues at Pioneer's downstream operations decreased as Pioneer disposed of its packaged household bleach operations during the third quarter and its pool chemicals business in the fourth quarter of 1998. Also, competitive conditions and adverse weather conditions during the early portions of the year resulted in revenue decreases in the downstream businesses.

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

  Unusual Charges

     Unusual charges in 1998 included approximately $1.0 million related to the disposition of the pool chemicals business at City of Industry, California. Also, a charge of approximately $0.7 million was taken for the consolidation and downsizing of certain administrative functions.

  Interest Expense, Net

     Interest expense, net increased $21.5 million to $50.5 million in 1998 as a result of the debt incurred for the acquisitions of the Tacoma facility and the business of PCI Canada. Partially offsetting this increase was lower interest expense from refinancing the $135.0 million of 13 3/8% First Mortgage Notes at substantially lower interest rates in June 1997.

  Other Income, Net

     Other income, net in 1998 included the receipt of cash dividends of $1.0 million from Saguaro, a gain from the settlement of a lawsuit for approximately $0.7 million, a gain from a business interruption insurance claim at the Henderson plant related to the failed transformers and a state franchise tax refund. Offsetting this was a $1.8 million loss on disposal of the pool chemicals business.

  Extraordinary Item from Early Extinguishment of Debt

     During 1997, Pioneer recognized an $18.7 million extraordinary item (net of tax benefit of $12.4 million) from early extinguishment of debt. The extraordinary loss consisted primarily of the 20% premium paid on the face value of the notes and the write-off of debt placement fees related to the notes.

  Net Loss

     Net loss for the twelve months ended December 31, 1998 was $13.0 million, compared to a net loss of $24.6 million for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Financial Leverage and Covenants. As of December 31, 1999, Pioneer had $605.3 million of long-term debt outstanding. While the majority of Pioneer's debt is due in 2006 and 2007, Pioneer is required to make certain scheduled payments each year. The degree to which Pioneer is indebted could have important consequences including, but not limited to: (i) limitations on the ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes and other purposes, if needed; (ii) the allocation of a substantial portion of cash flow from operations to cover cash interest requirements, thereby limiting the funds available for operations and any future business opportunities; and (iii) increasing Pioneer's vulnerability to a downturn in its business or the economy.

     In September 1999, PCA entered into a $50.0 million three-year revolving credit facility with Congress Financial Corporation (Southwest) (the "Revolving Facility") that replaced an existing $50.0 million revolving facility (the "Bank Credit Facility"). The Revolving Facility provides for revolving loans in an aggregate amount up to $50.0 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which, together with certain other collateral, secure borrowings under the facility. The total borrowing base at December 31, 1999 of $45.9 million was subject to a reserve of $5.0 million until Pioneer's ratio of interest to fixed charges, as defined in the Revolving Facility, exceeds 1.15:1 for a period of two consecutive quarters. As of December 31, 1999, there were letters of credit outstanding of $5.2 million and loans outstanding of $21.2 million.

     Pioneer's cash requirements include payment of interest on the notes issued in connection with the acquisition of the Predecessor Company. PCA is restricted in paying dividends to the Company or funding cash to unrestricted subsidiaries, as defined, to the sum of $5.0 million plus 50% of the cumulative consolidated net income of PCA since June 1997. As of December 31, 1999, no distributions were allowable under this covenant. However, management believes that the existing cash balances at the Company and its unrestricted subsidiaries will be sufficient to fund future required interest payments and other cash requirements until such time that PCA's cumulative consolidated net income is positive.

     PCA's ability to enter into new debt agreements is restricted by a debt covenant requiring a minimum interest coverage ratio (as defined) of at least
2.0 to 1.0 for the prior four fiscal quarters. Currently, PCA is unable to incur additional indebtedness as a result of this covenant, other than borrowing available under its revolving credit facility. Pioneer's debt agreements contain other restrictions on PCA's subsidiaries, which, among other things, limit the ability of PCA's subsidiaries to acquire or dispose of assets or operations.

     Annualized cash interest of approximately $55.3 million is payable on Pioneer's long-term debt. To the extent that Pioneer draws additional funds under the revolving credit facility, due to adverse business conditions or to finance acquisitions or for other corporate purposes, Pioneer's aggregate interest expense would be increased.

     Capital and Environmental Expenditures. Total capital expenditures were approximately $28.3 million and $34.8 million for the years ended December 31, 1999 and 1998, respectively. Capital expenditures for environmental-related matters at existing facilities were approximately $1.2 million and $2.5 million for the years ended December 31, 1999 and 1998, respectively. Pioneer anticipates that capital expenditures for 2000, excluding any acquisitions, will be approximately $23.0 million, including $1.9 million for environmental compliance matters.

     Pioneer routinely incurs operating expenditures associated with hazardous substance management and environmental compliance matters in ongoing operations. These operating expenses include items such as outside waste management, fuel, electricity and salaries. The amounts of these operating expenses were approximately $2.8 million and $3.4 million in 1999 and 1998, respectively. Pioneer does not anticipate an increase in these types of expenses during 2000. Pioneer classifies these types of environmental expenditures within cost of sales.

     Net Operating Loss Carryforward. At December 31, 1999, Pioneer had, for income tax purposes, approximately $149 million of U.S. net operating loss carryforward ("NOL") which expires in 2009 through

2019, and $18 million of foreign NOL available (expiring beginning in 2013). The NOL is available for offset against future taxable income generated during the carryforward period.

     Foreign Operations and Exchange Rate Fluctuations. Pioneer, through PCI Canada, has operating activities in Canada and Pioneer engages in export sales to various countries. International operations and exports to foreign markets are subject to a number of risks, including currency exchange rate fluctuations, trade barriers, exchange controls, political risks and risks of increases in duties, taxes and governmental royalties, as well as changes in laws and policies governing foreign-based companies. In addition, earnings of foreign subsidiaries and intracompany payments are subject to foreign taxation rules.

     A portion of Pioneer's sales and expenditures are denominated in Canadian dollars, and accordingly, Pioneer's results of operations and cash flows may be affected by fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar. In addition, because a portion of Pioneer's revenues, cost of sales and other expenses are denominated in Canadian dollars, Pioneer has a translation exposure to fluctuation in the Canadian dollar against the U.S. dollar. Due to the significance of PCI Canada's U.S. dollar-denominated long-term debt (and related accrued interest payable) and certain other U.S. dollar-denominated assets and liabilities, the entity's functional accounting currency is the U.S. dollar. Currently, Pioneer is not engaged in forward foreign exchange contracts, but may enter into such hedging activities in the future.

     Preferred Stock. During 1997, 55,000 shares of the Company's Convertible Redeemable Preferred Stock, par value $0.01 per share, were issued in connection with the acquisition of the Tacoma facility. Each share of preferred stock is convertible at the option of the shareholder into 9.80 shares of the Company's Class A Common Stock. In addition, the stock may be redeemed at varying premiums either at the Company's option or upon the occurrence of certain designated events.

     Working Capital. Working capital decreased in 1999, ending the year at $10.7 million versus the December 1998 balance of $64.7 million. The decrease was due primarily to a $48.3 million decrease in cash balances and a reclassification of an $8.0 million promissory note from long-term to current liabilities during 1999 as compared to December 31, 1998. The promissory note is owed by KWT, Inc. The Company is currently negotiating either a sale or restructuring of this business that would not require this note to be paid. This note is not guaranteed by the Company or PCA. These decreases were partially offset by an increase in accounts receivable due to increased sales revenues in the fourth quarter of 1999 as compared to the same period in 1998, and the timing of payments and a decrease in inventory balances created other offsetting increases in working capital.

     Net Cash Flows from Operating Activities. While Pioneer incurred a loss of $50.4 million during the year ended December 31, 1999, the year's results included $54.7 million of non-cash depreciation and amortization expenses. Cash outflow from operating activities was $52.3 million for the year ended December 31, 1999 versus cash generated from operating activities of $39.3 million in the year ended December 31, 1998.

     Net Cash Flows used in Investing Activities. Net cash used in investing activities was $15.2 million in 1999, as compared to $34.4 million in 1998. In 1999 investing activities consisted primarily of capital expenditures of $28.3 million and included a $12.0 million gain on the sale of Pioneer's 15% partnership interests in Saguaro. In 1998 investing activities consisted primarily of capital expenditures of $34.8 million.

     Net Cash Flows from Financing Activities. Cash inflows from financing activities in 1999 was $17.7 million, versus cash used of $2.3 million in 1998. The 1999 cash inflow was due primarily to net borrowings under revolving credit arrangements, offset by scheduled debt repayments. In 1998, the cash usage was due to scheduled debt repayments.

YEAR 2000 ISSUES

     The year 2000 did not have any impact on the processing of date-sensitive data by the Company's computerized information systems. The costs incurred by Pioneer for year 2000 conversion tasks did not exceed $1.0 million, and were expensed as incurred unless new software was purchased, in which case certain costs were capitalized.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Pioneer is required to adopt the provisions of SFAS No. 133 in the first quarter of 2001. Management does not believe that adoption of SFAS No. 133 will have a material effect on Pioneer's financial position or results of operations.

FORWARD LOOKING STATEMENTS

     Certain statements in this Form 10-K regarding future expectations of Pioneer's business and Pioneer's results of operations may be regarded as "forward looking statements" within the meaning of the Securities Litigation Reform Act. Such statements are subject to various risks, including Pioneer's high financial leverage, the cyclical nature of the markets for many of the Pioneer's products and raw materials and other risks discussed in detail. Actual outcomes may vary materially.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The table below provides information about our market-sensitive financial instruments and constitutes a "forward-looking statement." Pioneer has certain long-term debt instruments that are subject to market risk. An increase in the market interest rates would increase Pioneer's interest expense and its cash requirements for interest payments. For example, an average increase of 0.25% in the variable interest rate would increase Pioneer's interest expense and payments by approximately $0.5 million.

     All items described are non-trading and are stated in United States dollars.

                                                                                                            FAIR VALUE
                                                                                                           DECEMBER 31,
EXPECTED DEBT MATURITY DATES         2000      2001     2002      2003     2004    THEREAFTER    TOTAL         1999
----------------------------        -------   ------   -------   ------   ------   ----------   --------   ------------
U.S. $ denominated
  Average interest
    rates -- fixed(a).............  $   534   $2,869   $ 2,914   $2,964   $3,017    $379,363    $391,661     $309,411
  Average interest
    rates -- variable(b)..........  $10,092   $6,580   $15,834   $2,090   $2,095    $169,583    $206,274     $206,274
Canadian $ denominated(c).........  $    --   $   --   $ 7,414   $   --   $   --    $     --    $  7,414     $  7,414
        Total debt................  $10,626   $9,449   $26,162   $5,054   $5,112    $548,946    $605,349     $523,099

---------------

(a) Debt instruments at fixed interest rates ranging from 8.0% to 9.25%, with the majority at 9.25%

(b) Debt instruments at variable interest rates, including LIBOR and U.S. prime rate based loans

(c)  Revolving credit facility based on Canadian prime rate plus 1 1/4%

     Pioneer, through PCI Canada, operates in Canada and is subject to foreign currency exchange rate risk. Due to the significance of PCI Canada's U.S. dollar-denominated long-term debt (and related accrued interest payable) and certain other U.S. dollar-denominated assets and liabilities, the entity's functional accounting currency is the U.S. dollar. Certain other items within PCI Canada's working capital are denominated in Canadian dollars. An average change of 1% in the currency exchange rate would change total assets by $0.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Index:

                                                                   PAGE
                                                                   ----
(1)  Consolidated financial statements, Pioneer Companies, Inc.
     and subsidiaries:
     Independent Auditors' Report................................   23
     Report of Management........................................   24
     Consolidated Balance Sheets as of December 31, 1999 and
     1998........................................................   25
     Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998, and 1997...........................   26
     Consolidated Statements of Stockholders' Equity (Deficiency
     in Assets) for the years ended December 31, 1999, 1998, and
     1997........................................................   27
     Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998, and 1997...........................   28
     Notes to Consolidated Financial Statements..................   29
(2)  Supplemental Schedule:
     Schedule II -- Valuation and Qualifying Accounts............   53

     All schedules, except the one listed above, have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Pioneer Companies, Inc.

     We have audited the accompanying consolidated balance sheets of Pioneer Companies, Inc. and subsidiaries (the "Company"), as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficiency in assets), and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            DELOITTE & TOUCHE LLP

Houston, Texas
February 4, 2000

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

     An independent auditor performed an audit of Pioneer's financial statements for the purpose of determining that the statements are presented fairly in accordance with generally accepted accounting principles. The independent auditor is appointed by the Board of Directors and meets regularly with the Audit Committee of the Board. The Audit Committee of the Board of Directors is composed solely of outside directors. The Audit Committee meets periodically with Pioneer's senior officers and independent auditor to review the adequacy and reliability of Pioneer's accounting, financial reporting and internal controls.

                                            PHILIP J. ABLOVE
                                            Executive Vice President and Chief
                                            Financial Officer
                                            (Principal Financial Officer)

                                            JOHN R. BEAVER
                                            Vice President, Controller
                                            (Principal Accounting Officer)

February 4, 2000

                            PIONEER COMPANIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $  5,510    $ 53,822
  Accounts receivable, less allowance for doubtful accounts:
     1999, $2,739; 1998, $3,122.............................    50,185      46,469
  Inventories...............................................    23,130      26,556
  Prepaid expenses and other current assets.................     7,468       6,311
                                                              --------    --------
          Total current assets..............................    86,293     133,158
Property, plant and equipment:
  Land......................................................    10,622      10,727
  Buildings and improvements................................    63,949      63,455
  Machinery and equipment...................................   338,851     312,736
  Construction in progress..................................    19,434      28,357
                                                              --------    --------
                                                               432,856     415,275
Less accumulated depreciation...............................  (107,315)    (76,268)
                                                              --------    --------
                                                               325,541     339,007
Other assets, net of accumulated amortization:
  1999, $12,052; 1998, $8,443...............................    76,308      57,392
Excess cost over the fair value of net assets acquired, net
  of accumulated amortization: 1999, $32,526; 1998,
  $23,271...................................................   192,464     201,885
                                                              --------    --------
          Total assets......................................  $680,606    $731,442
                                                              ========    ========

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Current liabilities:
  Accounts payable..........................................  $ 30,443    $ 32,288
  Accrued liabilities.......................................    34,517      33,483
  Current portion of long-term debt.........................    10,626       2,684
                                                              --------    --------
          Total current liabilities.........................  75,586..      68,455
Long-term debt, less current portion........................  594,723..    584,168
Accrued pension and other employee benefits.................  15,091..      25,836
Other long-term liabilities.................................  16,408..      23,930
Commitments and contingencies...............................
Redeemable preferred stock: $.01 par value, authorized
  10,000 shares, 55 issued and outstanding..................  5,500...       5,500
Stockholders' equity (deficiency in assets):
  Common stock:
  Class A, $.01 par value, authorized 46,000 shares; issued
     and outstanding: 1999, 10,656; 1998, 9,927.............  106.....          99
  Class B, $.01 par value, authorized 4,000 shares; issued
     and outstanding: 1999, 859; 1998, 803; convertible
     share-for-share into Class A shares....................  9.......           8
Additional paid-in capital..................................  55,176..      55,055
Retained deficit............................................   (81,993)    (31,609)
                                                              --------    --------
          Total stockholders' equity (deficiency in
            assets).........................................   (26,702)     23,553
                                                              --------    --------
          Total liabilities and stockholders' equity
            (deficiency in assets)..........................  $680,606    $731,442
                                                              ========    ========

                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues....................................................  $296,642   $384,688   $270,341
Cost of sales...............................................   285,909    301,793    207,906
                                                              --------   --------   --------
Gross profit................................................    10,733     82,895     62,435
Selling, general and administrative expenses................    49,580     50,162     36,192
Unusual charges.............................................        --      1,661      5,348
                                                              --------   --------   --------
Operating income (loss).....................................   (38,847)    31,072     20,895
Interest expense, net.......................................   (51,927)   (50,521)   (28,987)
Other income, net...........................................    14,176      1,755      1,907
                                                              --------   --------   --------
Loss before income taxes and extraordinary item.............   (76,598)   (17,694)    (6,185)
Income tax benefit..........................................   (26,214)    (4,677)      (289)
                                                              --------   --------   --------
Loss before extraordinary item..............................   (50,384)   (13,017)    (5,896)
Extraordinary item, early extinguishment of debt (net of
  income tax benefit of $12,439)............................        --         --    (18,658)
                                                              --------   --------   --------
Net loss....................................................  $(50,384)  $(13,017)  $(24,554)
                                                              ========   ========   ========
Loss per common share -- basic and diluted:
  Loss before extraordinary item............................  $  (4.38)  $  (1.14)  $  (0.51)
  Extraordinary item, net of tax benefit....................        --         --      (1.64)
                                                              --------   --------   --------
  Net loss..................................................  $  (4.38)  $  (1.14)  $  (2.15)
                                                              ========   ========   ========
Weighted average number of shares outstanding:
  Basic and diluted.........................................    11,515     11,458     11,401

                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                                 (IN THOUSANDS)

                                               COMMON STOCK ISSUED AND OUTSTANDING
                                              --------------------------------------
                                                   CLASS A              CLASS B        ADDITIONAL   RETAINED
                                              -----------------    -----------------    PAID-IN     EARNINGS
                                              SHARES    AMOUNT     SHARES    AMOUNT     CAPITAL     (DEFICIT)    TOTAL
                                              -------   -------    -------   -------   ----------   ---------   --------
Balance at January 1, 1997..................   7,905     $ 79        655       $7       $53,853     $  5,962    $ 59,901
  Stock issued..............................     164        1         --       --           873           --         874
  Stock dividend issued.....................   1,158       12         95        1           (13)          --          --
  Net loss..................................      --       --         --       --            --      (24,554)    (24,554)
                                              ------     ----        ---       --       -------     --------    --------
Balance at December 31, 1997................   9,227       92        750        8        54,713      (18,592)     36,221
  Stock issued..............................      49       --         --       --           347           --         347
  Stock options exercised...................       2       --         --       --             2           --           2
  Stock dividend issued.....................     649        7         53       --            (7)          --          --
  Net loss..................................      --       --         --       --            --      (13,017)    (13,017)
                                              ------     ----        ---       --       -------     --------    --------
Balance at December 31, 1998................   9,927       99        803        8        55,055      (31,609)     23,553
  Stock issued..............................      32       --         --       --           129           --         129
  Stock dividend issued.....................     697        7         56        1            (8)          --          --
  Net loss..................................      --       --         --       --            --      (50,384)    (50,384)
                                              ------     ----        ---       --       -------     --------    --------
Balance at December 31, 1999................  10,656     $106        859       $9       $55,176     $(81,993)   $(26,702)
                                              ======     ====        ===       ==       =======     ========    ========

                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999       1998       1997
                                                              --------   --------   ---------
OPERATING ACTIVITIES:
Net loss....................................................  $(50,384)  $(13,017)  $ (24,554)
Adjustments to reconcile net loss to net cash flows from
  operating activities:
  Reduction in post-retirement medical expense..............   (12,530)        --          --
  Extraordinary item, net of tax............................        --         --      18,658
  Depreciation and amortization.............................    54,713     50,316      27,655
  Deferred tax expense (benefit)............................   (26,181)    (4,677)      1,058
  Unusual charges...........................................        --      1,661       5,348
  Gain (loss) on disposal of assets.........................   (10,922)     1,845          --
  Gain (loss) from foreign exchange rate changes............    (1,025)        78         783
  Net effect of changes in operating assets and liabilities
     (net of acquisitions)..................................    (6,020)     3,131      (1,628)
                                                              --------   --------   ---------
          Net cash flows from (used in) operating
            activities......................................   (52,349)    39,337      27,320
                                                              --------   --------   ---------
INVESTING ACTIVITIES:
Acquisitions of businesses..................................        --         --    (332,571)
Capital expenditures........................................   (28,318)   (34,759)    (22,111)
Proceeds from disposal of assets............................    13,159        335          --
                                                              --------   --------   ---------
Net cash flows used in investing activities.................   (15,159)   (34,424)   (354,682)
                                                              --------   --------   ---------
FINANCING ACTIVITIES:
Net proceeds under revolving credit arrangements............    21,163         --          --
Proceeds from long-term debt................................        --         --     558,000
Repayments on long-term debt................................    (2,666)    (2,611)   (163,310)
Debt issuance and related costs.............................      (968)        --     (32,069)
Other.......................................................       129        347         874
                                                              --------   --------   ---------
Net cash flows from financing activities....................    17,658     (2,264)    363,495
                                                              --------   --------   ---------
Effect of exchange rate changes on cash.....................     1,538       (714)         --
                                                              --------   --------   ---------
Net increase (decrease) in cash.............................   (48,312)     1,935      36,133
Cash at beginning of period.................................    53,822     51,887      15,754
                                                              --------   --------   ---------
Cash at end of period.......................................  $  5,510   $ 53,822   $  51,887
                                                              ========   ========   =========

                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Basis of Presentation

     The consolidated financial statements include the accounts of Pioneer Companies, Inc. (the "Company") and its subsidiaries (collectively, "Pioneer"), including Pioneer Corporation of America ("PCA"), Pioneer Americas, Inc. ("PAI"), PCI Chemicals Canada Inc. ("PCI Canada"), and Kemwater North America Company and KWT, Inc. (together "Kemwater").

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

     Following the guidance of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information," Pioneer operates in one industry segment, that being the production, marketing and selling of chlor-alkali and related products. Pioneer operates in two geographic areas, the United States and Canada.

  Cash and Cash Equivalents

     All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

  Inventories

     Inventories are valued at the lower of cost or market. Finished goods and work-in-process costs are recorded under the average cost method, which includes appropriate elements of material, labor and manufacturing overhead costs, while the first-in, first-out method is utilized for raw materials, supplies and parts. Pioneer enters into agreements with other companies to exchange chemical inventories in order to minimize working capital requirements and to facilitate distribution logistics. Balances related to quantities due to or payable by Pioneer are included in inventory.

  Property, Plant and Equipment

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

  Other Assets

     Other assets include amounts for deferred financing costs, which are being amortized on a straight-line basis over the term of the related debt. Amortization of such costs using the interest method would not result in material differences in the amounts amortized during the periods presented. Amortization expense for other assets for the years ended December 31, 1999, 1998, and 1997 was approximately $6.7 million, $4.4 million, and $3.0 million, respectively.

                            PIONEER COMPANIES, INC.

  Excess Cost Over The Fair Value of Net Assets Acquired

     Excess cost over the fair value of net assets acquired ("goodwill") of approximately $225.0 million is amortized on a straight-line basis over 25 years. The carrying value of goodwill is reviewed annually and if this review indicates that such excess cost will not be recoverable, as determined based on the estimated future undiscounted cash flows of the entity acquired over the remaining amortization period, Pioneer's carrying value of goodwill will be reduced by the estimated deficit of discounted cash flows or the fair value of the related entity. Amortization expense for excess cost over the fair value of net assets acquired was approximately $9.3 million, $9.2 million and $6.0 million for the years ended December 31, 1999, 1998, and 1997, respectively.

  Environmental Expenditures

     Remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are based upon management's best estimate of the ultimate cost. Ongoing environmental compliance costs, including maintenance and monitoring costs, are charged to operations as incurred.

  Research and Development Expenditures

     Research and development expenditures are expensed as incurred. Such costs totaled $1.5 million in 1999, $1.4 million in 1998 and zero in 1997.

  Per Share Information

     Per share information for all periods presented reflects 7% stock dividends on the Class A and Class B Common Stock issued in December 1999, December 1998 and December 1997.

  Preferred Stock

     Each share of preferred stock is convertible at the option of the shareholder into 9.80 shares of the Company's Class A Common Stock (which reflects adjustment for subsequent stock dividends). In addition, the stock may be redeemed at varying premiums either at the Company's option or upon the occurrence of certain designated events. Because of the preferred stock's mandatory redemption characteristics, the stock is excluded from stockholders' equity.

  Foreign Currency Translation

     Following SFAS No. 52, "Foreign Currency Translation," the functional accounting currency for Canadian operations is the U.S. dollar; accordingly, gains and losses resulting from balance sheet translations are included in the consolidated statement of operations.

  Reclassifications

     Certain amounts have been reclassified in prior years to conform to the current year presentation. All reclassifications have been applied consistently for the periods presented.

2. ACQUISITIONS

     In June 1997, Pioneer acquired a chlor-alkali production facility and related business (the "Tacoma Facility") located in Tacoma, Washington (the "Tacoma Acquisition"). Consideration given for the Tacoma Acquisition was $97.0 million, 55,000 shares of the Company's convertible redeemable preferred stock, par value $.01 per share and the assumption of certain obligations related to the acquired business. In November 1997, Pioneer acquired substantially all of the assets and properties of the North American chlor-alkali

                            PIONEER COMPANIES, INC.

business of ICI Canada Inc. and ICI Americas Inc. (the "PCI Canada Acquisition") for $235.6 million and the assumption of certain obligations related to the acquired chlor-alkali business. Both of these acquisitions were accounted for using the purchase method; accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their fair market value, and the operations for the acquired companies were included in the consolidated financial statements from the date acquired. The Tacoma Acquisition and the PCI Canada Acquisition resulted in approximately $25.7 million and $79.1 million, respectively, of goodwill which is being amortized on a straight-line basis over 25 years.

     The following presents the unaudited pro forma effect of the above acquisitions and related financing transactions on the historical results of operations for the year ended December 31, 1997.

                                                                1997
                                                              --------
Revenues....................................................  $442,451
Operating income............................................    61,784
Net loss....................................................   (11,982)
Loss per share -- Basic and diluted.........................     (1.05)

3. CASH FLOW INFORMATION

     The net effect of changes in operating assets and liabilities (net of acquisitions) are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------   --------   --------
Accounts receivable...................................  $(2,800)  $ 21,418   $(19,481)
Inventories...........................................    3,487     (3,139)    (1,281)
Prepaid expenses......................................      826     (1,590)       873
Other assets..........................................   (1,333)    (4,202)      (743)
Accounts payable......................................   (2,709)   (14,604)    11,744
Accrued liabilities...................................      189      1,707      7,924
Other long-term liabilities...........................   (5,229)        52     (1,316)
Accrued pension and other employee benefits...........    1,549      3,489        652
                                                        -------   --------   --------
Net change in operating accounts......................  $(6,020)  $  3,131   $ (1,628)
                                                        =======   ========   ========

     Following is supplemental cash flow information:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1999      1998       1997
                                                         -------   -------   --------
Cash payments for:
  Interest.............................................  $52,652   $50,651   $ 30,808
                                                         =======   =======   ========
  Income taxes.........................................  $   126   $   159   $    543
                                                         =======   =======   ========
Investing activities of acquisitions during the period:
  Cash paid for acquisitions...........................  $    --   $    --   $332,571
  Liabilities assumed..................................       --        --     21,519
  Preferred stock issued...............................       --        --      5,500
                                                         -------   -------   --------
  Fair value of assets acquired........................  $    --   $    --   $359,590
                                                         =======   =======   ========

     Included in the above table are the PCI Canada Acquisition and the Tacoma Acquisition in 1997.

                            PIONEER COMPANIES, INC.

     Non-cash investing and financing activities:

          In December 1997, Pioneer purchased a hydrochloric acid manufacturing facility that it previously had been leasing in Henderson, Nevada for $5.9 million, which was financed with a mortgage note.

          Due to the retained deficit at the time of the 1999, 1998 and 1997 7% stock dividends, no accounting entry was made between retained deficit and additional paid-in capital for these events.

4. INVENTORIES

     Inventories consisted of the following at December 31:

                                                               1999      1998
                                                              -------   -------
Raw materials, supplies and parts...........................  $16,822   $18,310
Finished goods and work-in-process..........................    5,350     7,945
Inventories under exchange agreements.......................      958       301
                                                              -------   -------
                                                              $23,130   $26,556
                                                              =======   =======

5. INVESTMENTS IN BASIC MANAGEMENT, INC. AND THE LANDWELL COMPANY, L.P.

     Pioneer, through its subsidiary PAI, owns approximately 32% of the common stock of Basic Management, Inc. ("BMI"), which owns and maintains the water and power distribution network within a Henderson, Nevada industrial complex and which is a large landowner in Clark County, Nevada. The remainder of the common stock of BMI is owned by other companies located in the same industrial complex.

     PAI has an approximate 21% limited partnership interest in The Landwell Company, L.P. ("Landwell"). The purpose of Landwell's business is to receive, hold and develop the lands, water rights, and other assets contributed by the partners for investment. A wholly-owned subsidiary of BMI, acting as general partner with a 50% interest in Landwell, contributed all rights, title and interest in and to certain land to Landwell. PAI also assigned certain water rights to Landwell.

     Pioneer's interests in BMI and in Landwell (referred to as the "Basic Ownership") constitute assets that are held for the economic benefit of the previous owners of PAI through April 20, 2015. Dividends and distributions received by Pioneer on account of the Basic Ownership (including amounts payable as a result of sales of land or other assets owned by BMI or Landwell) are deposited into a separate cash account and may be used to satisfy certain obligations of the sellers under environmental and other obligations in favor of Pioneer. After payment or provision for payment of such obligations, amounts received by Pioneer subsequent to April 20, 1995 on account of the Basic Ownership will be remitted to the sellers at the end of the 20-year period. The sellers also have certain rights during such period with respect to determinations affecting the Basic Ownership, including the right (subject to certain limited conditions) to direct the sales or disposition of interests constituting the Basic Ownership and the right (with certain limited exceptions) to vote the interests constituting the Basic Ownership, notwithstanding the ownership of such interests by Pioneer. Pioneer's investment in Basic Ownership, following the equity method, is $18.0 million and $17.7 million at December 31, 1999 and 1998, respectively and the balance in the related separate cash account is $6.7 million and $5.7 million at December 31, 1999 and 1998, respectively. Within Pioneer's balance sheets, these assets are offset by liabilities of the same amount because the right of setoff exists, as Pioneer and the sellers owe determinable amounts, Pioneer has the right to set off the amount owed by the sellers, the Company intends to set off the amount and the setoff is enforceable by law.

                            PIONEER COMPANIES, INC.

6. OTHER ASSETS

     Other assets consist of the following at December 31:

                                                               1999      1998
                                                              -------   -------
Debt financing assets and organizational cost assets, net of accumulated amortization of $5,311 in 1999 and $3,083 in
  1998......................................................  $18,150   $19,775
Deferred tax asset..........................................   39,821    23,412
Patents, trademarks and other intangibles, net of
  accumulated amortization of $6,741 in 1999 and $5,360 in
  1998......................................................    6,797     7,718
Indemnification of environmental reserve....................    7,777     3,160
Other.......................................................    3,763     3,327
                                                              -------   -------
          Other assets, net.................................  $76,308   $57,392
                                                              =======   =======

7. ACCRUED LIABILITIES

     Accrued liabilities consist of the following at December 31:

                                                               1999      1998
                                                              -------   -------
Payroll, benefits and pension...............................  $ 6,300   $ 7,862
Interest and bank fees......................................    6,671     6,170
Returnable deposits.........................................    1,914     2,531
Power.......................................................    1,836     1,928
Freight.....................................................    2,598     1,345
License royalties...........................................    2,219     1,179
Other accrued liabilities...................................   12,979    12,468
                                                              -------   -------
          Accrued liabilities...............................  $34,517   $33,483
                                                              =======   =======

8. EMPLOYEE BENEFITS

  Pension Plans

     Pioneer sponsors various non-contributory, defined benefit plans covering substantially all union and non-union employees of PAI and PCI Canada. Pension plan benefits are based primarily on participants' compensation and years of credited service. Annual pension costs and liabilities for Pioneer under its defined benefit plans are determined by actuaries using various methods and assumptions. Pioneer has agreed to contribute such amounts as are necessary to provide assets sufficient to meet the benefits to be paid to its employees. Pioneer's present intent is to make annual contributions, which are actuarially computed, in amounts not more than the maximum nor less than the minimum allowable under the Internal Revenue Code. Plan assets at December 31, 1999 and 1998 consist primarily of fixed income investments and equity investments.

                            PIONEER COMPANIES, INC.

     Information concerning the pension obligation, plan assets, amounts recognized in Pioneer's financial statements and underlying actuarial assumptions is stated below.

                                                                1999       1998
                                                              --------   --------
CHANGE IN BENEFIT OBLIGATION:
Projected benefit obligation, beginning of year.............  $ 55,011   $ 44,299
Service cost................................................     3,042      2,278
Interest cost...............................................     3,850      3,232
Actuarial gains (losses)....................................    (3,672)     5,557
Benefits paid...............................................    (1,379)    (1,079)
Plan amendments.............................................        15        724
                                                              --------   --------
Projected benefit obligation, end of year...................  $ 56,867   $ 55,011
                                                              ========   ========
CHANGE IN PLAN ASSETS:
Market value of assets, beginning of year...................  $ 42,643   $ 38,617
Actual return on plan assets................................     2,489      3,268
Employer contributions......................................     2,600      1,863
Benefits paid...............................................    (1,407)    (1,105)
                                                              --------   --------
Market value of assets, end of year.........................  $ 46,325   $ 42,643
                                                              ========   ========
DEVELOPMENT OF NET AMOUNT RECOGNIZED:
Funded status...............................................  $(10,672)  $(12,368)
Actuarial loss..............................................     1,386      4,148
Unrecognized prior service cost.............................       666        778
                                                              --------   --------
Net amount recognized.......................................  $ (8,620)  $ (7,442)
                                                              ========   ========
AMOUNTS RECOGNIZED IN THE CONSOLIDATED
  BALANCE SHEETS:
Accrued pension cost........................................  $ (8,620)  $ (7,442)
                                                              --------   --------
Net amount recognized.......................................  $ (8,620)  $ (7,442)
                                                              ========   ========

                                                           1999      1998      1997
                                                          -------   -------   -------
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost............................................  $ 3,042   $ 2,278   $   994
Interest cost...........................................    3,850     3,232     1,596
Expected return on plan assets..........................   (3,311)   (3,020)   (2,334)
Amortization of prior service cost......................      127        49        49
Amortization of net loss................................       --        --       895
                                                          -------   -------   -------
Net period benefit cost.................................  $ 3,708   $ 2,539   $ 1,200
                                                          =======   =======   =======
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate...........................................     7.4%      6.8%      7.3%
Expected return on plan assets..........................     8.0%      8.0%      8.0%
Rate of compensation increase...........................     4.0%      4.0%      4.0%

  Defined Contribution Plans

     Pioneer offers defined contribution plans under which employees generally contribute from 1% to 15% of their compensation. Pioneer also contributes funds to the plans in the amount of 50% of employee

                            PIONEER COMPANIES, INC.

contributions up to 4% to 6% of employee compensation, depending on the plan. Aggregate expense of Pioneer with respect to such plans was $0.7 million, $0.7 million and $0.5 million in 1999, 1998 and 1997, respectively.

  Post-Retirement Benefits Other Than Pensions

     Effective January 1, 1999, Pioneer modified its retiree health care benefits plan. Employees retiring on or after January 1, 1999 will not receive company-paid retiree medical benefits. Eligible employees who retired prior to January 1, 1999 will continue to receive certain company-paid health care benefits. Pioneer provides certain life insurance benefits for qualifying retired employees who reached normal retirement age while working for Pioneer.

     Information concerning the plan obligation, the funded status, amounts recognized in Pioneer's financial statements and underlying actuarial assumptions is stated below.

                                                               1999       1998
                                                              -------   --------
CHANGE IN BENEFIT OBLIGATION:
Accumulated post-retirement benefit obligation, beginning of
  year......................................................  $28,396   $ 20,532
Service cost................................................       99        535
Interest cost...............................................      499        776
Actuarial gains.............................................   (1,644)     6,828
Benefits paid...............................................     (325)      (275)
Plan curtailment............................................  (20,874)        --
                                                              -------   --------
Accumulated post-retirement benefit obligation, end of
  year......................................................  $ 6,151   $ 28,396
                                                              =======   ========
Funded status...............................................  $(6,151)  $(28,396)
Unrecognized net loss.......................................      146      8,718
                                                              -------   --------
Accrued benefit cost........................................  $(6,005)  $(19,678)
                                                              =======   ========

                                                              1999    1998     1997
                                                              ----   ------   ------
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost................................................  $ 99   $  535   $  664
Interest cost...............................................   499      776    1,095
Amortization of net loss....................................    --      283      114
                                                              ----   ------   ------
Net period benefit cost.....................................  $598   $1,594   $1,873
                                                              ====   ======   ======
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate...............................................   8.0%    6.8%      7.3%

     The weighted-average annual assumed health care trend rate is assumed to be 7.6% for 1999. The rate is assumed to decrease gradually to 4.5% in 2013 and remain level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care trend rates would have the following effects:

                                                             1-PERCENTAGE     1-PERCENTAGE
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
Effect on total of service and interest cost components...      $  104          $   (84)
Effect on post-retirement benefit obligation..............       1,351           (1,097)

                            PIONEER COMPANIES, INC.

  Stock Based Compensation

     Pioneer has two stock option plans which provide for the issuance of options to key employees. The plans authorized the issuance of options to purchase up to a total of 2.3 million shares of common stock, with vesting periods of up to three years and maximum option terms of ten years. As of December 31, 1999, options to purchase approximately 0.6 million shares were available for issuance. In addition, options for the purchase of 0.3 million shares have been issued outside the scope of the stock option plans.

     The following table summarizes the transactions with respect to the stock options for the three year period ended December 31, 1999:

                                                                      WEIGHTED
                                                                       AVERAGE
                                                        EXERCISE      EXERCISE
                                         NUMBER OF     PRICE PER      PRICE PER     OPTIONS
                                          SHARES         SHARE          SHARE     EXERCISABLE
                                         ---------   --------------   ---------   -----------
Outstanding at January 1, 1997.........      647     $4.29 - $5.52      $4.92          --
1997:
  Granted..............................      767     $4.07 - $11.12     $4.71
  Exercised............................       --           --              --
  Forfeited............................      (76)    $4.95 - $5.30      $4.96
                                           -----
Outstanding at December 31, 1997.......    1,338     $4.07 - $11.12     $4.79          --
1998:
  Granted..............................      179     $4.89 - $7.86      $7.35
  Exercised............................      (47)    $4.95 - $4.95      $4.95
  Forfeited............................       (1)    $4.95 - $4.95      $4.95
                                           -----
Outstanding at December 31, 1998.......    1,469     $4.08 - $11.12     $5.10         338
1999:
  Granted..............................      176     $4.09 - $6.53      $4.79
  Exercised............................       --           --              --
  Forfeited............................     (101)    $4.69 - $4.95      $4.90
                                           -----
Outstanding at December 31, 1999.......    1,544     $4.08 - $11.12     $5.08         520

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                         OPTIONS OUTSTANDING
                                -------------------------------------     OPTIONS EXERCISABLE
                                                WEIGHTED-               -----------------------
                                                 AVERAGE     WEIGHTED   EXERCISABLE    WEIGHTED
                                   AS OF        REMAINING    AVERAGE       AS OF       AVERAGE
                                DECEMBER 31,   CONTRACTUAL   EXERCISE   DECEMBER 31,   EXERCISE
RANGE OF EXERCISE PRICES            1999          LIFE        PRICE         1999        PRICE
------------------------        ------------   -----------   --------   ------------   --------
$4.00 - $5.00.................     1,276        6.8 years     $ 4.51        501         $4.62
$5.01 - $6.00.................        50        7.8 years     $ 5.64         19         $5.52
$6.01 - $7.00.................        31        9.0 years     $ 6.53         --         $  --
$7.01 - $8.00.................       147        8.4 years     $ 7.86         --         $  --
$11.00 - $12.00...............        40        7.9 years     $11.12         --         $  --
                                   -----                      ------        ---
          Total...............     1,544        7.0 years     $ 5.08        520         $4.65
                                   =====                      ======        ===

     All stock options are granted at fair market value of the common stock at the grant date. The fair value of the stock options granted during 1999, 1998, and 1997 was $0.6 million, $0.8 million, and $2.1 million, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants: risk

                            PIONEER COMPANIES, INC.

free interest rate of 4.5% in 1999, 4.5% in 1998 and 6.7% in 1997; expected dividend yield of 0.0%; expected life of six years. Expected volatility was 95% in 1999, 95% in 1998, and 86% in 1997.

     Pioneer accounts for the stock option plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation expense has been recognized for stock option awards. Had compensation expense for the plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," Pioneer's pro forma net income and earnings per share for the three years ended December 31, 1999 would have been as indicated below:

                                                         1999       1998       1997
                                                       --------   --------   --------
Net loss:
  As reported........................................  $(50,384)  $(13,017)  $(24,554)
  Pro forma..........................................   (50,582)   (13,591)   (25,654)
Loss per share -- basic and diluted
  As reported........................................  $  (4.38)  $  (1.14)  $  (2.15)
  Pro forma..........................................     (4.39)     (1.19)     (2.25)

9. LONG-TERM DEBT

     Long-term debt consisted of the following at December 31:

                                                                1999       1998
                                                              --------   --------
Revolving credit facility; variable interest rates based on
  U.S. prime rate plus 1 1/2% and Canadian prime rate plus
  1 1/4%....................................................  $ 21,163   $     --
9 1/4% Senior Secured Notes, due June 15, 2007..............   200,000    200,000
9 1/4% Senior Secured Notes, due October 15, 2007...........   175,000    175,000
June 1997 term facility, due in quarterly installments of
  $250 with the balance due 2006; variable interest rate
  based on LIBOR or base rate...............................    97,500     98,500
November 1997 term facility, due in quarterly installments
  of $250 with the balance due 2006; variable interest rate
  based on LIBOR or base rate...............................    80,750     81,750
Promissory note, interest at 8% per annum and payable
  quarterly, due in five annual installments beginning in
  2001......................................................    11,463     11,463
Promissory note to Kemira Kemi AB, principal payments due in four equal installments on March 31, 2000, 2001 and 2002
  and December 31, 2002, with a variable interest rate based
  on LIBOR plus 1.2%........................................     8,016      8,016
Other notes, maturing in various years through 2014, with
  various installments, at various interest rates...........    11,457     12,123
                                                              --------   --------
          Total.............................................   605,349    586,852
Current maturities of long-term debt........................   (10,626)    (2,684)
                                                              --------   --------
          Long-term debt, less current maturities...........  $594,723   $584,168
                                                              ========   ========

     Long-term debt matures as follows: $10.6 million in 2000; $9.4 million in 2001; $26.2 million in 2002; $5.1 million in 2003; $5.1 million in 2004; and
$548.9 million thereafter.

     In September 1999, PCA entered into a $50.0 million three-year revolving credit facility with Congress Financial Corporation (Southwest) (the "Revolving Facility") that replaced an existing $50.0 million revolving facility (the "Bank Credit Facility"). The Revolving Facility provides for revolving loans in an

                            PIONEER COMPANIES, INC.

aggregate amount up to $50.0 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which, together with certain other collateral, secure borrowings under the facility. The total borrowing base at December 31, 1999 of $45.9 million was subject to a reserve of $5.0 million until Pioneer's ratio of interest to fixed charges, as defined in the Revolving Facility, exceeds 1.15:1 for a period of two consecutive quarters. As of December 31, 1999, there were letters of credit outstanding of $5.2 million and loans outstanding of $21.2 million.

     As part of the Tacoma Acquisition in June 1997, Pioneer issued and sold $200.0 million of 9 1/4% Senior Secured Notes due June 15, 2007, entered into a nine and one-half year $100.0 million term facility and entered into a $35.0 million Revolving Facility (which was subsequently amended in connection with the PCI Canada Acquisition). Concurrent with this, the Company purchased all of its existing 13 3/8% First Mortgage Notes due 2005.

     As part of the PCI Canada Acquisition in November 1997, Pioneer issued and sold $175.0 million of 9 1/4% Senior Secured Notes due October 15, 2007, entered into a nine and one-quarter year $83.0 million term facility, and entered into the Bank Credit Facility discussed above.

     The Senior Secured Notes due June 15, 2007, and the Senior Secured Notes due October 15, 2007, are senior obligations of Pioneer, ranking pari passu with all existing and future senior indebtedness of Pioneer. These notes and both term facilities are fully and unconditionally guaranteed on a joint and several basis by all of PCA's direct and indirect wholly-owned subsidiaries and are secured by first mortgage liens on certain manufacturing facilities. Following is a summary of selected financial information as of December 31, 1999 and 1998 for the direct and indirect subsidiaries which, as of December 31, 1999, were not guarantors of the senior notes and term facilities.

                                                               1999       1998
                                                              -------    -------
BALANCE SHEET DATA:
Current assets..............................................  $ 1,148    $ 1,480
Non-current assets..........................................    7,628      9,401
Current liabilities.........................................   13,224      3,329
Non-current liabilities.....................................    9,959     19,363
OPERATING STATEMENT DATA:
Revenues....................................................   12,330     12,305
Gross margin................................................      602       (428)
Net loss....................................................   (2,596)    (3,812)

     Pioneer is a holding company with no operating assets or operations. Financial statements of Pioneer's direct and indirect wholly-owned subsidiaries are not separately included herein because Pioneer's management does not believe this information would be material to investors or lenders.

     The promissory note to Kemira Kemi AB, which is included in current portion of long-term debt, is owed by KWT, Inc. The Company is currently negotiating either a sale or restructuring of this business that would not require this note to be paid. This note is not guaranteed by the Company or PCA.

     The senior notes are redeemable at a premium at Pioneer's option starting in 2002. Before 2001, Pioneer may redeem a maximum of 35% of each series at 109.25% of the principal amount due with funds from a public offering of common stock of Pioneer (to the extent such funds are contributed to the issuer). Upon change of control, as defined in the agreement, Pioneer is required to offer to purchase all the senior notes for 101% of the principal due.

     Pioneer may prepay the June 1997 term facility and the November 1997 term facility. Any prepayment is subject to a premium of 1% to 3% during the first three years of the facility.

                            PIONEER COMPANIES, INC.

     Pioneer's long-term debt agreements contain various restrictions on the Company, which, among other things, limit the ability of Pioneer to incur additional indebtedness and to acquire or dispose of assets or operations.

     PCA is restricted in paying dividends to Pioneer and providing cash to the unrestricted subsidiaries, as defined, to the sum of $5.0 million plus 50% of the cumulative consolidated net income of PCA since June 1997. As of December 31, 1999, no additional distributions were allowable under the debt covenants. PCA's ability to incur additional new indebtedness is restricted by a covenant requiring an interest coverage ratio of at least 2.0 to 1.0 for the prior four fiscal quarters. As of December 31, 1999, PCA did not meet this requirement and accordingly, additional new indebtedness, other than borrowing available under the Revolving Facility, is not allowed.

10. FINANCIAL INSTRUMENTS

  Concentration of Credit Risk

     Pioneer manufactures and sells its products to companies in diverse industries. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company's sales are primarily to customers throughout the United States and in eastern Canada. Credit losses relating to these customers have been immaterial.

     Pioneer maintains cash deposits with major banks, which generally may exceed federally insured limits. Pioneer periodically assesses the financial condition of the institutions and believes that any risk of loss is minimal.

  Investments

     It is the policy of Pioneer to invest its excess cash in securities whose value is not subject to market fluctuations such as master notes of issuers rated at the time of such investment at least "A-2" or the equivalent thereof by S&P or at least "P-2" or the equivalent thereof by Moody's or any bank or financial institution party to the Revolving Facility.

  Fair Value of Financial Instruments

     In preparing disclosures about the fair value of financial instruments, Pioneer has assumed that the carrying amount approximates fair value for cash and cash equivalents, receivables, short-term borrowings, accounts payable and certain accrued expenses because of the short maturities of those instruments. The fair values of long-term debt instruments are estimated based upon quoted market values (if applicable), or on the current interest rates available to Pioneer for debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange. Pioneer held no derivative financial instruments as of December 31, 1999 and 1998.

     At December 31, 1999, the fair market value of all of Pioneer's financial instruments approximated the book value with the exceptions of the 9 1/4% Senior Notes due June 15, 2007 and the 9 1/4% Senior Notes due October 15, 2007, which had a book value of $200.0 million and $175.0 million, respectively and a fair value, based upon quoted market prices, of $158.0 million and $134.8 million, respectively.

                            PIONEER COMPANIES, INC.

11. GEOGRAPHIC INFORMATION

     Financial information relating to Pioneer by geographical area is as follows. Revenues are attributed to countries based on destination.

                                                       1999        1998        1997
                                                     --------    --------    --------
REVENUES
United States......................................  $211,024    $291,460    $248,061
Canada.............................................    81,004      87,614      16,398
Other..............................................     4,614       5,614       5,882
                                                     --------    --------    --------
Consolidated.......................................  $296,642    $384,688    $270,341
                                                     ========    ========    ========
LONG-LIVED ASSETS
United States......................................  $345,573    $399,219    $395,759
Canada.............................................   186,514     175,655     187,009

     During 1997, sales to an individual customer in the amount of $27.7 million exceeded 10% of consolidated revenues. No individual customer constituted 10% or more of the total revenues in 1998 or 1999.

12. UNUSUAL CHARGES AND EXTRAORDINARY LOSSES

     During 1998, the Company disposed if its pool chemicals business. This disposal included the sale of certain packaging and transportation equipment for bottled bleach and hydrochloric acid. Pioneer recognized a $1.8 million loss from the disposal of assets plus an unusual charge of approximately $1.0 million related to closing Pioneer's facility at City of Industry, California. Unusual charges in 1998 also include approximately $0.7 million related to the consolidation and downsizing of certain administrative functions.

     Unusual charges in 1997 include a $4.3 million charge to reduce the carrying value of certain assets of Kemwater, based upon management's estimates of net realizable value. An additional $1.0 million charge was related to the closure of certain of PAI's plants and the consolidation of their operations to other locations.

     Substantially all accrued unusual charges were expended by December 31, 1998.

     During the second quarter of 1997, Pioneer recognized an $18.7 million extraordinary loss as a result of the early extinguishment of its then-existing 13 3/8% First Mortgage Notes. The extraordinary loss consisted primarily of the 20% premium paid on the face value of the notes and the write-off of debt placement fees related to the notes (net of tax benefit of $12.4 million).

13. INTEREST EXPENSE, NET

     Interest expense, net consisted of the following for the indicated periods:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999      1998      1997
                                                          -------   -------   -------
Interest expense........................................  $52,969   $52,006   $30,229
Interest income.........................................   (1,042)   (1,485)   (1,242)
                                                          -------   -------   -------
Interest expense, net...................................  $51,927   $50,521   $28,987
                                                          =======   =======   =======

     Capitalized interest was $0.3 million in 1999. No interest was capitalized in 1998 or 1997.

                            PIONEER COMPANIES, INC.

14. COMMITMENTS AND CONTINGENCIES

  Letters of Credit

     At December 31, 1999, Pioneer had letters of credit and performance bonds outstanding of approximately $5.2 million and $3.4 million, respectively. These letters of credit and performance bonds were issued for the benefit of customers under sales agreements securing delivery of products sold and state environmental agencies as required for manufacturers in the state. The letters of credit expire at various dates in 2000. No amounts were drawn on the letters of credit at December 31, 1999.

  Purchase Commitments

     Pioneer has various purchase commitments related to its operations. Pioneer has committed to purchase salt used in its production processes under contracts which continue through the year 2003 with rates similar to prevailing market rates. Pioneer also has various commitments related to the purchase of electricity, which continue through the year 2008 at rates similar to prevailing market rates. Required purchase quantities of commitments in excess of one year at December 31, 1999 are as follows:

                                                              SALT-TONS   ELECTRICITY-MWH
                                                              ---------   ---------------
2000.......................................................       894          899,000
2001.......................................................       225          395,000
2002.......................................................       225          122,000
2003.......................................................       225          122,000
2004.......................................................        --          122,000
Thereafter.................................................        --        1,165,000
                                                                -----        ---------
          Total commitment quantities......................     1,569        2,825,000
                                                                =====        =========

     During the years ended December 31, 1999, 1998, and 1997 all required purchase quantities under the above commitments were consumed during normal operations.

  Operating Leases

     Pioneer leases certain manufacturing and distribution facilities, computer equipment, and administrative offices under non-cancelable leases. Minimum future rental payments on such leases with terms in excess of one year in effect at December 31, 1999 are as follows:

2000........................................................    15,269
2001........................................................    12,210
2002........................................................     8,088
2003........................................................     5,062
2004........................................................     2,681
Thereafter..................................................     1,836
                                                               -------
          Total minimum obligations.........................   $45,146
                                                               =======

     Lease expense charged to operations for the years ended December 31, 1999, 1998, and 1997 was approximately $17.7 million, $19.2 million and $14.7 million, respectively.

  Litigation

     Pioneer is party to various legal proceedings and potential claims arising in the ordinary course of its businesses. In the opinion of management, Pioneer has adequate legal defenses and/or insurance coverage

                            PIONEER COMPANIES, INC.

with respect to these matters and management does not believe that they will materially affect Pioneer's operations or financial position.

15. INCOME TAXES

     For financial reporting purposes, deferred income taxes are determined utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with differences between the financial accounting basis and tax basis of the assets and liabilities, and the ultimate realization of any deferred tax asset resulting from such differences. Pioneer considers all foreign earnings as being permanently invested in that country.

     Components of income (loss) before income taxes and extraordinary item and income taxes are as follows:

                                                          1999       1998      1997
                                                        --------   --------   -------
Income (loss) before taxes and extraordinary item:
  U.S.................................................  $(55,924)  $(27,267)  $(9,660)
  Foreign.............................................   (20,674)     9,573     3,475
                                                        --------   --------   -------
          Total.......................................  $(76,598)  $(17,694)  $(6,185)
                                                        ========   ========   =======
Current income tax provision:
  U.S.................................................  $     --   $     --   $    --
  Foreign.............................................        --         --       617
  State...............................................        --         --        --
                                                        --------   --------   -------
          Total current...............................        --         --       617
                                                        --------   --------   -------
Deferred income tax provision (benefit):
  U.S.................................................  $(18,010)  $ (8,562)  $(1,614)
  Foreign.............................................    (6,973)     4,375       684
  State...............................................    (1,231)      (490)       24
                                                        --------   --------   -------
          Total deferred..............................   (26,214)    (4,677)     (906)
                                                        --------   --------   -------
          Total income tax............................  $(26,214)  $ (4,677)  $  (289)
                                                        ========   ========   =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows at December 31:

                                                                 1999       1998
                                                               --------   --------
Deferred tax liabilities:
  Tax versus book basis -- property, plant and equipment....   $(32,987)  $(31,063)
  Other -- net..............................................         --     (1,586)
                                                               --------   --------
          Total deferred tax liabilities....................    (32,987)   (32,649)
                                                               --------   --------
Deferred tax assets:
  Post employment benefits..................................      3,972      7,200
  Environmental reserve.....................................      4,656      3,126
  Equity in partnership.....................................      4,082      4,082
  Alternative minimum tax credit carryover..................      1,956      1,806

                            PIONEER COMPANIES, INC.

  Allowance for doubtful accounts...........................        890      1,035
  Net operating loss carryforward...........................     61,070     32,893
                                                               --------   --------
          Total deferred tax assets.........................     76,626     50,142
Valuation allowance for deferred tax assets.................         --         --
                                                               --------   --------
          Net deferred tax assets...........................     76,626     50,142
                                                               --------   --------
          Net deferred taxes................................   $ 43,639   $ 17,493
                                                               ========   ========

     The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense (benefit) for the periods presented is as follows:

                                        1999                1998                1997
                                 ------------------   -----------------   -----------------
                                  AMOUNT    PERCENT   AMOUNT    PERCENT   AMOUNT    PERCENT
                                 --------   -------   -------   -------   -------   -------
Tax at U.S. statutory rates....  $(26,809)    (35)%   $(6,193)    (35)%   $(2,165)    (35)%
State and foreign income taxes,
  net of federal tax benefit...    (1,186)     (1)       (142)     (1)       (119)     (2)
Amortization of non-deductible
  goodwill.....................     1,781       2       1,658       9       2,033      33
Other -- net...................        --      --          --      --         (38)     (1)
                                 --------     ---     -------     ---     -------     ---
                                 $(26,214)    (34)%   $(4,677)    (27)%   $  (289)     (5)%
                                 ========     ===     =======     ===     =======     ===

     At December 31, 1999, Pioneer had approximately $149 million of available net operating loss carryforward ("NOL") which expires in 2009 through 2019 and $18 million of foreign NOL which expires in 2013 and 2014. The NOL is available for offset against future taxable income generated during the carryforward period.

16. OTHER LONG-TERM LIABILITIES -- ENVIRONMENTAL

     Pioneer's operations are subject to extensive environmental laws and regulations related to protection of the environment, including those applicable to waste management, discharge of materials into the air and water, clean-up liability from historical waste disposal practices, and employee health and safety. At several of Pioneer's facilities, investigations or remediation is underway and at some of these locations regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources. Pioneer could be required to incur additional costs to construct and operate remediation systems in the future. In addition, at several of its facilities Pioneer is in the process of replacing or closing ponds for the collection of wastewater. Pioneer plans to spend approximately $3.0 million during the next three years on improvements to discontinue the use of three chlor-alkali waste water disposal ponds at the Henderson plant, replacing them with systems to recycle wastewater. Pioneer believes that it is in substantial compliance with existing governmental regulations.

     Pioneer's Henderson plant is located within what is known as the "Basic Complex." Soil and groundwater contamination have been identified within and adjoining the Basic Complex, including land owned by Pioneer. A groundwater treatment system was installed at the facility in 1983 and, pursuant to a Consent Agreement with the Nevada Division of Environmental Protection, studies are being conducted to further evaluate soil and groundwater contamination at the facility and other properties within the Basic Complex and to determine whether additional remediation will be necessary with respect to Pioneer's property.

     In connection with the October 1988 acquisition of the chlor-alkali business by PCA's predecessor (the "Predecessor Company"), ICI Delaware Holdings, Inc. and ICI Americas, Inc. (such companies or their

                            PIONEER COMPANIES, INC.

successors, the "ZENECA Companies") agreed to indemnify the Predecessor Company for certain environmental liabilities (the "ZENECA Indemnity"), including liabilities associated with operations at Pioneer's plant located in Henderson, Nevada (the "Henderson Plant"). In general, the ZENECA Companies agreed to indemnify the Predecessor Company for environmental costs which arise from or relate to pre-acquisition actions which involved disposal, discharge, or release of materials resulting from non-chlor-alkali manufacturing operations at the Henderson Plant and at other properties within the same industrial complex. Payments under the indemnity cannot exceed approximately $65 million.

     Due to the change in ownership resulting from the acquisition of the Predecessor Company by PCA (the "Pioneer Acquisition"), the ZENECA Indemnity terminated on April 20, 1999. The ZENECA Indemnity continues to cover those claims as to which proper notice was given to the ZENECA Companies and certain other conditions had been satisfied. Management believes that proper notice was provided to the ZENECA Companies with respect to outstanding claims under the ZENECA Indemnity, but the amount of such claims has not yet been determined given the ongoing nature of the environmental work at Henderson. Pioneer believes that the ZENECA Companies will continue to honor their obligations under the ZENECA Indemnity for claims properly presented by Pioneer. It is possible, however, that disputes could arise between the parties and that Pioneer would have to subject its claims for clean-up expenses, which could be substantial, to the contractually established arbitration process. In the opinion of management, any environmental liability in excess of the amount indemnified and accrued on the consolidated balance sheet would not have a material adverse affect on the consolidated financial statements.

     In the agreement relating to the Pioneer Acquisition, the sellers agreed to indemnify Pioneer for certain environmental liabilities that result from certain discharges of hazardous materials, or violations of environmental laws, arising prior to April 20, 1995 (the "Closing Date") from or relating to the PCA plant sites or arising before or after the Closing Date with respect to certain environmental liabilities relating to assets held by Pioneer for the benefit of the sellers (the "Sellers' Indemnity"). Amounts payable pursuant to the Sellers' Indemnity will generally be payable as follows: (i) out of certain reserves established on the Predecessor Company's balance sheet at December 31, 1994;
(ii) either by offset against the amounts payable under the notes issued to the sellers or from deposit account balances held by Pioneer (see Note 5); and (iii) in certain circumstances and subject to specified limitations, out of the personal assets of the sellers. Subject to certain exceptions and limitations set forth in the Pioneer Acquisition agreement, a claim notice with respect to amounts payable pursuant to the Sellers' Indemnity must generally be given within 15 years of the Closing Date. Pioneer is required to reimburse the sellers for amounts paid under the Sellers' Indemnity with amounts recovered under the ZENECA Indemnity or from other third parties.

     Remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are based upon management's best estimate of the ultimate cost and are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Ongoing environmental compliance cost, including maintenance and monitoring costs, are charged to operations as incurred. The liabilities are based upon all available facts, existing technology, past experience and cost-sharing arrangements, including the viability of other parties. Charges made against income for recurring environmental matters, included in "cost of sales" on the statements of operations, totaled approximately $2.8 million, $3.4 million and $2.1 million for the year ended December 31, 1999, 1998, and 1997, respectively. Capital expenditures for environmental-related matters at existing facilities approximated $1.2 million, $2.5 million and $4.1 million for the year ended December 31, 1999, 1998, and 1997, respectively. Future environmental-related capital expenditures will depend upon regulatory requirements, as well as timing related to obtaining necessary permits and approvals.

     Estimates of future environmental restoration and remediation costs are inherently imprecise due to currently unknown factors such as the magnitude of possible contamination, the timing and extent of such restoration and remediation, the extent to which such costs are recoverable from third parties, and the extent to which environmental laws and regulations may change in the future. The Predecessor Company established

                            PIONEER COMPANIES, INC.

a reserve at the time of its acquisition of the Henderson, Nevada and St. Gabriel, Louisiana facilities with respect to potential remediation costs relating to matters not covered by the ZENECA Indemnity, consisting primarily of remediation costs that may be incurred by Pioneer for chlor-alkali-related remediation of the Henderson and St. Gabriel facilities. The recorded accrual included certain amounts related to anticipated closure and post-closure actions that may be required in the event that operation of the present chlor-alkali plants ceases. Such accrual, in the amount of $5.2 million, is recorded in Pioneer's consolidated balance sheets at December 31, 1999. However, complete analysis and study has not been completed, and therefore, additional charges may be recorded in the event a decision for closure is made.

     In 1994, the Predecessor Company recorded an additional $3.2 million environmental reserve related to pre-closing actions at sites that are the responsibility of the ZENECA Companies. Such accrual is recorded in Pioneer's consolidated balance sheets at December 31, 1999 and 1998. Other assets include an account receivable of the same amount from the ZENECA Companies. Pioneer believes it will be reimbursed by the ZENECA Companies for substantially all of such costs that are incurred at the Henderson Plant and other properties within the same industrial complex. Additionally, certain other environmental matters exist which have been assumed directly by the ZENECA Companies. No assurance can be given that actual costs will not exceed accrued amounts. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs, or a determination that Pioneer is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by Pioneer to be required for such matters. Further, there can be no assurance that additional environmental matters will not arise in the future.

17. RELATED PARTY TRANSACTIONS

     On December 28, 1999, Pioneer sold its 15% partnership interest in Saguaro Power Company ("Saguaro"), which owns a cogeneration plant located in Henderson, Nevada. Pioneer's interest in Saguaro was accounted for using the cost method of accounting. Pioneer sells certain products and services to and purchases steam from Saguaro at market prices. Transactions with Saguaro were as follows:

                                                              1999     1998     1997
                                                             ------   ------   ------
Sales to Saguaro...........................................  $  874   $  778   $  856
Purchases from Saguaro.....................................   1,585    1,284    1,352
Partnership cash distribution from Saguaro (included in
  other income)............................................   1,020      975    1,033

     Accounts receivable from and accounts payable to Saguaro are not significant to Pioneer's consolidated balance sheet.

     Pioneer is a party to an agreement with BMI for the delivery of Pioneer's water to the Henderson production facility. The agreement provides for the delivery of a minimum of eight million gallons of water per day. The agreement expires on December 31, 2014, unless terminated earlier in accordance with the provisions of the agreement. In addition, BMI owns the power facilities which transmit electricity to the Henderson facility. For the year ended December 31, 1999, 1998 and 1997, for its services BMI charged operating expenses to Pioneer of approximately $1.6 million, $1.3 million and $1.1 million, respectively.

     Interlaken Capital, Inc., an entity controlled by William R. Berkley, Chairman of the Board of Pioneer, was paid a fee of approximately $1.3 million, plus reimbursement of reasonable out-of-pocket expenses, for services rendered in connection with the acquisition of the Tacoma Facility in 1997. The firm was paid a fee of approximately $2.4 million, plus reimbursement of reasonable out-of-pocket expenses, for services rendered in connection with the PCI Canada Acquisition in 1997.

                            PIONEER COMPANIES, INC.

     During 1999, Pioneer entered into agreements with an affiliate of Strategic Distribution, Inc. ("Strategic") pursuant to which Strategic's affiliate provides procurement, handling and date management of maintenance, repair and operating supplies at Pioneer's facilities in Henderson, Nevada and St. Gabriel, Louisiana. William R. Berkley, Chairman of the Board of Pioneer, owns approximately twenty-five percent of Strategic's common stock, and serves as a director of the company. Andrew R. Bursky, a Pioneer director, is a director and chairman of the board of Strategic, and Jack Nusbaum, a Pioneer director, is also a director of Strategic. During 1999, the Strategic affiliate was paid a total of $2.5 million for services rendered to Pioneer under the agreement

18. LOSS PER SHARE

     Per share information for all periods presented reflects 7% stock dividends on the Class A and Class B Common Stock issued in 1999, 1998 and 1997. Computational amounts for loss per share are as follows:

                                                          1999       1998      1997
                                                        --------   --------   -------
Loss before extraordinary item........................  $(50,384)  $(13,017)  $(5,896)
                                                        ========   ========   =======
Basic Earnings Per Share:
  Weighted average number of common shares
     outstanding......................................    11,515     11,458    11,401
                                                        ========   ========   =======
  Loss before extraordinary item per share............  $  (4.38)  $  (1.14)  $ (0.51)
                                                        ========   ========   =======
Diluted Earnings Per Share:
  Weighted average number of common shares
     outstanding......................................    11,515     11,458    11,401
  Effect of dilutive stock options....................        --         --        --
                                                        --------   --------   -------
  Weighted average number of common shares
     outstanding, including dilutive securities.......    11,515     11,458    11,401
                                                        ========   ========   =======
  Loss before extraordinary item per share............  $  (4.38)  $  (1.14)  $ (0.51)
                                                        ========   ========   =======

19. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Pioneer is required to adopt the provisions of SFAS No. 133 in the first quarter of 2001. Management does not believe that adoption of SFAS No. 133 will have a material effect on Pioneer's financial position or results of operations.

                            PIONEER COMPANIES, INC.

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                            FIRST      SECOND       THIRD      FOURTH
                                           QUARTER     QUARTER     QUARTER    QUARTER
                                          ---------   ---------   ---------   --------
Year ended December 31, 1999
  Revenues..............................  $  70,949   $  69,030   $  74,872   $ 81,791
  Operating income (loss)...............      4,768     (14,622)    (12,599)   (16,394)
  Loss before taxes and extraordinary
     item...............................     (8,553)    (27,247)    (23,201)   (17,597)
  Net loss..............................     (6,033)    (18,348)    (14,567)   (11,436)
  Per share data(1) --
     Basic net income (loss)............  $   (0.52)  $   (1.59)  $   (1.26)  $  (0.99)
                                          =========   =========   =========   ========
     Diluted net income (loss)..........  $   (0.52)  $   (1.59)  $   (1.26)  $  (0.99)
                                          =========   =========   =========   ========
Year ended December 31, 1998
  Revenues..............................  $ 101,325   $ 102,939   $ 100,356   $ 80,068
  Operating income (loss)...............     15,265      10,550       7,748     (2,491)
  Income (loss) before taxes and
     extraordinary item.................      5,439      (1,970)     (5,492)   (15,671)
  Net income (loss).....................      2,776        (938)     (4,284)   (10,571)
  Per share data(1) --
     Basic net income (loss)............  $    0.24   $   (0.08)  $   (0.37)  $  (0.93)
                                          =========   =========   =========   ========
     Diluted net income (loss)..........  $    0.21   $   (0.08)  $   (0.37)  $  (0.93)
                                          =========   =========   =========   ========

---------------

No cash dividends were declared or paid by the Company in 1999, 1998 or 1997.

(1) Per share information for all periods presented reflects 7% stock dividends on the Class A and Class B Common Stock in December 1999 and December 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in Pioneer's definitive proxy statement relating to the 2000 Annual Meeting of Stockholders of Pioneer (the "2000 Proxy Statement") to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in response to Items 401 and 405 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act ("Regulation S-K"), or if the 2000 Proxy Statement is not so filed within 120 days after December 31, 1999, such information will be included in an amendment to this report filed not later than the end of such period. Reference is also made to the information appearing in Item 4.a of Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2000 Proxy Statement in response to Item 402 of Regulation S-K, or if the 2000 Proxy Statement is not so filed within 120 days after December 31, 1999, such information will be included in an amendment to this report filed not later than the end of such period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2000 Proxy Statement in response to Item 403 of Regulation S-K, or if the 2000 Proxy Statement is not so filed within 120 days after December 31, 1999, such information will be included in an amendment to this report filed not later than the end of such period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2000 Proxy Statement in response to Item 404 of Regulation S-K, or if the 2000 Proxy Statement is not so filed within 120 days after December 31, 1999, such information will be included in an amendment to this report filed not later than the end of such period.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) List of Documents Filed.

          (1) The financial statements filed as part of this report are listed in the Index to Financial Statements under Item 8 on page 22 hereof.

          (2) Additional financial information and schedules included pursuant to the requirements of Form 10-K are listed in the Index to Financial Statements under Item 8 on page 22 hereof.

        (3) Exhibits

     The exhibits indicated by an asterisk (*) are incorporated by reference. The exhibits indicated by a plus sign (+) each constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
          2.1*           -- Stock Purchase Agreement, dated as of March 24, 1995, by and among the Company, PCA and the Sellers parties
                            thereto (incorporated by reference to Exhibit 2 to the
                            Company's Current Report on Form 8-K filed on May 5,
                            1995).
          2.2*           -- Asset Purchase Agreement, dated as of May 14, 1997, by
                            and between OCC Tacoma, Inc. and the Company
                            (incorporated by reference to Exhibit 2 to Pioneer's
                            Current Report on Form 8-K filed on July 1, 1997).
          2.3(a)*        -- Asset Purchase Agreement, dated as of September 22, 1997, between PCI Chemicals Canada Inc. ("PCICC"), PCI
                            Carolina, Inc. and the Company and ICI Canada Inc., ICI
                            Americas, Inc. and Imperial Chemical Industries plc
                            (incorporated by reference to Exhibit 2 to the Company's
                            Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 1997).
          2.3(b)*        -- First Amendment to Asset Purchase Agreement, dated as of
                            October 31, 1997, between PCICC, PCI Carolina, Inc. and
                            the Company and ICI Canada Inc., ICI Americas, Inc. and
                            Imperial Chemical Industries plc (incorporated by
                            reference to Exhibit 2 to Pioneer's Current Report on
                            Form 8-K filed on November 17, 1997).
          3.1(a)*        -- Third Restated Certificate of Incorporation of the
                            Company filed with Secretary of State of Delaware on May
                            21, 1993 (incorporated by Reference to Exhibit 3.1 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1993).
          3.1(b)*        -- First Amendment to Third Restated Certificate of
                            Incorporation of the Company filed with Secretary of
                            State of Delaware on April 20, 1995 (incorporated by
                            reference to Exhibit 3.1(b) to Pioneer's Annual Report on
                            Form 10-K for the year ended December 31, 1995).
          3.1(c)*        -- Second Amendment to Third Restated Certificate of
                            Incorporation of the Company filed with Secretary of
                            State of Delaware on April 27, 1995 (incorporated by
                            reference to Exhibit 3.1(c) to the Company's Annual
                            Report on Form 10-K for the year ended December 31,
                            1995).
          3.2*           -- By-laws of the Company (incorporated by reference to
                            Exhibit 3.2 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1998).
          4.1*           -- Certificate of Designations of Series A Preferred Stock
                            of the Company (incorporated by reference to Exhibit 4 to
                            the Company's Current Report on Form 8-K filed on July 1,
                            1997).

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
          4.2*           -- Indenture, dated as of June 17, 1997, by and among PCA, the Subsidiary Guarantors defined therein and United
                            States Trust Company of New York, as Trustee, relating to
                            $200,000,000 principal amount of 9 1/4% Series A Senior
                            Notes due 2007, including form of Note and Guarantees
                            (incorporated by reference to Exhibit 2 to the Company's
                            Current Report on Form 8-K filed on July 1, 1997).
          4.3(a)*        -- Deed of Trust, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PAI
                            (Tacoma, Washington) (incorporated by reference to
                            Exhibit 4.2(a) to PCA's Registration Statement on Form
                            S-4, as amended (file no. 333-30683)).
          4.3(b)*        -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PAI
                            (St. Gabriel, Louisiana) (incorporated by reference to
                            Exhibit 4.2(b) to PCA's Registration Statement on Form
                            S-4, as amended (file no. 333-30683)).
          4.3(c)*        -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PAI
                            (Henderson, Nevada) (incorporated by reference to Exhibit
                            4.2(c) to PCA's Registration Statement on Form S-4, as
                            amended (file no. 333-30683)).
          4.4(a)*        -- Term Loan Agreement, dated as of June 17, 1997, among
                            PAI, various financial institutions as Lenders, DLJ
                            Capital Funding, inc., as the Syndication Agent, Salomon
                            Brothers Holding Company Inc, as the Agent (the "PAI Term
                            Loan Agreement") (incorporated by reference to Exhibit
                            4.3(a) to PCA's Registration Statement on Form S-4, as
                            amended (file no. 333-30683)).
          4.4(b)*        -- Subsidiary Guaranty, dated June 17, 1997, executed by
                            each of the Subsidiaries party thereto, as guarantor,
                            respectively, in favor of the Lenders, guaranteeing the
                            obligations of one another under the PCA Term Loan
                            Agreement (incorporated by reference to Exhibit 4.3(b) to
                            PCA's Registration Statement on Form S-4, as amended
                            (file no. 333-30683)).
          4.5*           -- Security Agreement, dated as of June 17, 1997, among PAI and United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.4 to PCA's Registration Statement on Form S-4, as
                            amended (file no. 333-30683)).
          4.6*           -- Stock Pledge Agreement, dated as of June 17, 1997, among
                            PCA and United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.5 to PAI's Registration Statement on Form S-4, as
                            amended (file no. 333-30683)).
          4.7*           -- Intercreditor and Collateral Agency Agreement, dated as of June 17, and Collateral Agent, Bank of America
                            Illinois, as Agent, PCA and PAI (incorporated by
                            reference to Exhibit 4.7 to PCA's Registration Statement
                            on Form S-4, as amended (file no. 333-30683)).
          4.8*           -- Indenture, dated as of October 30, 1997, by and among
                            PCICC, the as Trustee, relating to $175,000,000 principal
                            amount of 9 1/4% Series A Senior Notes due 2007,
                            including form of Note and Guarantees (incorporated by
                            reference to Exhibit 4.1 to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
          4.9*           -- Deed of Hypothec, dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.2 to PCICC's Registration Statement on Form S-4, as
                            amended (file no. 333-41221)).

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
          4.10*          -- Affiliate Security Agreement, dated as of October 30,
                            1997, among PCICC, Pioneer Licensing, Inc. and United
                            States Trust Company of New York, as Collateral Agent
                            (incorporated by reference to Exhibit 4.3 to PCICC's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221)).
          4.11*          -- Borrower (Canadian) Security Agreement, dated as of
                            October 30, 1997, between PCICC and United States Trust
                            Company of New York, as Collateral Agent (incorporated by
                            reference to Exhibit 4.4 to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
          4.12(a)*       -- Demand Debenture (Ontario), dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New
                            York, as Collateral Agent (incorporated by reference to
                            Exhibit 4.5(a) to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221)).
          4.12(b)*       -- Demand Debenture (Quebec), dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New
                            York, as Collateral Agent (incorporated by reference to
                            Exhibit 4.5(b) to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221)).
          4.12(c)*       -- Demand Debenture (New Brunswick), dated as of October 30,
                            1997, by PCICC in favor of United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.5(c) to PCICC's Registration Statement on
                            Form S-4, as amended (file no. 333-41221)).
          4.13(a)*       -- Demand Pledge Agreement (Ontario), dated as of October
                            30, 1997, by Collateral Agent (incorporated by reference
                            to Exhibit 4.6(a) to PCICC's Registration Statement on
                            Form S-4, as amended (file no. 333-41221)).
          4.13(b)*       -- Demand Pledge Agreement (Quebec), dated as of October 30,
                            1997, by PCICC in favor of United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.6(b) to PCICC's Registration Statement on
                            Form S-4, as amended (file no. 333-41221)).
          4.13(c)*       -- Demand Pledge Agreement (New Brunswick), dated as of
                            October 30, Collateral Agent (incorporated by reference
                            to Exhibit 4.6(c) to PCICC's Registration Statement on
                            Form S-4, as amended (file no. 333-41221)).
          4.14*          -- Subsidiary Security Agreement, dated as of October 30,
                            1997, by PCICC in favor of United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.7 to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221)).
          4.15(a)*       -- Term Loan Agreement, dated as of October 30, 1997, among
                            PCA, PAI, various financial institutions, as Lenders, DLJ
                            Capital Funding, Inc., Documentation Agent, Bank of
                            America National Trust and Savings Association, as the
                            Administrative Agent and United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.8(a) to PCICC's Registration Statement on
                            Form S-4, as amended (file no. 33-41221)).
          4.15(b)*       -- Affiliate Guaranty, dated as of October 30, 1997, by and among PCICC, the Guarantors identified therein and the
                            Initial Purchasers identified therein (incorporated by
                            reference to Exhibit 4.8(b) to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
          4.16*          -- Amended and Restated Loan and Security Agreement by and
                            among Congress Financial Corporation (Southwest) as U.S.
                            Lender, Congress Financial Corporation (Canada) as
                            Canadian Lender, and Congress Financial Corporation
                            (Southwest) as Agent for Lenders and Pioneer Chlor Alkali
                            Company, Inc., All-Pure Chemical Co., Kemwater North
                            America Company, PCI Chemicals Canada Inc./PCI Chimie
                            Canada Inc., PCI Carolina, Inc. and T.C. Products, Inc.,
                            as Borrowers and Pioneer Americas, Inc., Imperial West
                            Chemical Co., Black Mountain Power Company, T.C.
                            Holdings, Inc., Pioneer Licensing, Inc. and Pioneer
                            (East), Inc., as Guarantors dated as of September 24,
                            1999 (incorporated by reference to Exhibit 10 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended September 30, 1999).
         10.1*           -- Contingent Payment Agreement, dated as of April 20, 1995, by and among the Company, PCA and the Sellers party
                            thereto (incorporated by Reference to Exhibit 10.2 to the
                            Company's Current Report on Form 8-K filed on May 5,
                            1995).
         10.2*           -- Tax Sharing Agreement, dated as of April 20, 1995, by and among the Company, PCA and the Subsidiary Guarantors
                            (incorporated by reference to Exhibit 10.3 to PCA's
                            Registration Statement on Form S-4, as amended (file no.
                            33-98828)).
         10.3*+          -- Pioneer Companies, Inc. 1995 Stock Incentive Plan
                            (incorporated by reference to Exhibit 10.4 to PCA's
                            Registration Statement on Form S-4, as amended (file no.
                            33-98828)).
         10.4*+          -- Employment Agreement, dated April 20, 1995, between the
                            Company and Richard C. Kellogg, Jr. (incorporated by
                            reference to Exhibit 10.1 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended June 30,1995).
         10.5*+          -- Executive Employment Agreement, dated January 4, 1997,
                            between the Company and Michael J. Ferris (incorporated
                            by reference to Exhibit 10.10 to the Company's Annual
                            Report on Form 10-K for the year ended December 31,
                            1996).
         10.6*+          -- Non-Qualified Stock Option Agreement, dated January 4,
                            1997, between Pioneer and Michael J. Ferris (incorporated
                            by reference to Exhibit 10.15 to the Company's Annual
                            Report on Form 10-K for the year ended December 31,
                            1996).
         10.7*+          -- Non-Qualified Stock Option Agreement, dated May 15, 1997, between the Company and Andrew M. Bursky (incorporated by
                            reference to Exhibit 10.11 to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
         21              -- Subsidiaries of the Company.
         23              -- Independent Auditors' Consent.
         27              -- Financial Data Schedule.

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

                                                                     SCHEDULE II
                            PIONEER COMPANIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                         BALANCE AT   CHARGED TO                              BALANCE AT
                                         BEGINNING    COSTS AND                                 END OF
DESCRIPTION                              OF PERIOD     EXPENSE     ADDITIONS    DEDUCTIONS      PERIOD
-----------                              ----------   ----------   ---------    ----------    ----------
Year Ended December 31, 1999:
  Allowance for doubtful accounts......    $3,122       $  405       $ --         $(788)(A)     $2,739
Year Ended December 31, 1998:
  Allowance for doubtful accounts......     3,602          205         --         $(685)(A)     $3,122
Year Ended December 31, 1997:
  Allowance for doubtful accounts......     1,311        1,887        604(B)       (200)(A)      3,602

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

                                            By:    /s/ MICHAEL J. FERRIS
                                              ----------------------------------
                                                      Michael J. Ferris
                                                President and Chief Executive
                                                            Officer

March 23, 2000

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                /s/ MICHAEL J. FERRIS                  President and Chief Executive    March 23, 2000
-----------------------------------------------------    Officer and Director
                 (Michael J. Ferris)

                /s/ PHILIP J. ABLOVE                   Executive Vice President and     March 23, 2000
-----------------------------------------------------    Chief Financial Officer and
                 (Philip J. Ablove)                      Director (Principal
                                                         Financial Officer)

                 /s/ JOHN R. BEAVER                    Vice President, Controller       March 23, 2000
-----------------------------------------------------    (Principal Accounting
                  (John R. Beaver)                       Officer)

               /s/ WILLIAM R. BERKLEY                  Chairman of the Board            March 23, 2000
-----------------------------------------------------
                (William R. Berkley)

                /s/ ANDREW M. BURSKY                   Director                         March 23, 2000
-----------------------------------------------------
                 (Andrew M. Bursky)

                /s/ DONALD J. DONAHUE                  Director                         March 23, 2000
-----------------------------------------------------
                 (Donald J. Donahue)

             /s/ RICHARD C. KELLOGG, JR                Director                         March 23, 2000
-----------------------------------------------------
              (Richard C. Kellogg, Jr.)

                 /s/ JOHN R. KENNEDY                   Director                         March 23, 2000
-----------------------------------------------------
                  (John R. Kennedy)

                 /s/ JACK H. NUSBAUM                   Director                         March 23, 2000
-----------------------------------------------------
                  (Jack H. Nusbaum)

              /s/ THOMAS H. SCHNITZIUS                 Director                         March 23, 2000
-----------------------------------------------------
               (Thomas H. Schnitzius)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
          2.1*           -- Stock Purchase Agreement, dated as of March 24, 1995, by and among the Company, PCA and the Sellers parties
                            thereto (incorporated by reference to Exhibit 2 to the
                            Company's Current Report on Form 8-K filed on May 5,
                            1995).
          2.2*           -- Asset Purchase Agreement, dated as of May 14, 1997, by
                            and between OCC Tacoma, Inc. and the Company
                            (incorporated by reference to Exhibit 2 to Pioneer's
                            Current Report on Form 8-K filed on July 1, 1997).
          2.3(a)*        -- Asset Purchase Agreement, dated as of September 22, 1997, between PCI Chemicals Canada Inc. ("PCICC"), PCI
                            Carolina, Inc. and the Company and ICI Canada Inc., ICI
                            Americas, Inc. and Imperial Chemical Industries plc
                            (incorporated by reference to Exhibit 2 to the Company's
                            Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 1997).
          2.3(b)*        -- First Amendment to Asset Purchase Agreement, dated as of
                            October 31, 1997, between PCICC, PCI Carolina, Inc. and
                            the Company and ICI Canada Inc., ICI Americas, Inc. and
                            Imperial Chemical Industries plc (incorporated by
                            reference to Exhibit 2 to Pioneer's Current Report on
                            Form 8-K filed on November 17, 1997).
          3.1(a)*        -- Third Restated Certificate of Incorporation of the
                            Company filed with Secretary of State of Delaware on May
                            21, 1993 (incorporated by Reference to Exhibit 3.1 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1993).
          3.1(b)*        -- First Amendment to Third Restated Certificate of
                            Incorporation of the Company filed with Secretary of
                            State of Delaware on April 20, 1995 (incorporated by
                            reference to Exhibit 3.1(b) to Pioneer's Annual Report on
                            Form 10-K for the year ended December 31, 1995).
          3.1(c)*        -- Second Amendment to Third Restated Certificate of
                            Incorporation of the Company filed with Secretary of
                            State of Delaware on April 27, 1995 (incorporated by
                            reference to Exhibit 3.1(c) to the Company's Annual
                            Report on Form 10-K for the year ended December 31,
                            1995).
          3.2*           -- By-laws of the Company (incorporated by reference to
                            Exhibit 3.2 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1998).
          4.1*           -- Certificate of Designations of Series A Preferred Stock
                            of the Company (incorporated by reference to Exhibit 4 to
                            the Company's Current Report on Form 8-K filed on July 1,
                            1997).
          4.2*           -- Indenture, dated as of June 17, 1997, by and among PCA, the Subsidiary Guarantors defined therein and United
                            States Trust Company of New York, as Trustee, relating to
                            $200,000,000 principal amount of 9 1/4% Series A Senior
                            Notes due 2007, including form of Note and Guarantees
                            (incorporated by reference to Exhibit 2 to the Company's
                            Current Report on Form 8-K filed on July 1, 1997).
          4.3(a)*        -- Deed of Trust, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PAI
                            (Tacoma, Washington) (incorporated by reference to
                            Exhibit 4.2(a) to PCA's Registration Statement on Form
                            S-4, as amended (file no. 333-30683)).
          4.3(b)*        -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PAI
                            (St. Gabriel, Louisiana) (incorporated by reference to
                            Exhibit 4.2(b) to PCA's Registration Statement on Form
                            S-4, as amended (file no. 333-30683)).

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
          4.3(c)*        -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PAI
                            (Henderson, Nevada) (incorporated by reference to Exhibit
                            4.2(c) to PCA's Registration Statement on Form S-4, as
                            amended (file no. 333-30683)).
          4.4(a)*        -- Term Loan Agreement, dated as of June 17, 1997, among
                            PAI, various financial institutions as Lenders, DLJ
                            Capital Funding, inc., as the Syndication Agent, Salomon
                            Brothers Holding Company Inc, as the Agent (the "PAI Term
                            Loan Agreement") (incorporated by reference to Exhibit
                            4.3(a) to PCA's Registration Statement on Form S-4, as
                            amended (file no. 333-30683)).
          4.4(b)*        -- Subsidiary Guaranty, dated June 17, 1997, executed by
                            each of the Subsidiaries party thereto, as guarantor,
                            respectively, in favor of the Lenders, guaranteeing the
                            obligations of one another under the PCA Term Loan
                            Agreement (incorporated by reference to Exhibit 4.3(b) to
                            PCA's Registration Statement on Form S-4, as amended
                            (file no. 333-30683)).
          4.5*           -- Security Agreement, dated as of June 17, 1997, among PAI and United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.4 to PCA's Registration Statement on Form S-4, as
                            amended (file no. 333-30683)).
          4.6*           -- Stock Pledge Agreement, dated as of June 17, 1997, among
                            PCA and United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.5 to PAI's Registration Statement on Form S-4, as
                            amended (file no. 333-30683)).
          4.7*           -- Intercreditor and Collateral Agency Agreement, dated as of June 17, and Collateral Agent, Bank of America
                            Illinois, as Agent, PCA and PAI (incorporated by
                            reference to Exhibit 4.7 to PCA's Registration Statement
                            on Form S-4, as amended (file no. 333-30683)).
          4.8*           -- Indenture, dated as of October 30, 1997, by and among
                            PCICC, the as Trustee, relating to $175,000,000 principal
                            amount of 9 1/4% Series A Senior Notes due 2007,
                            including form of Note and Guarantees (incorporated by
                            reference to Exhibit 4.1 to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
          4.9*           -- Deed of Hypothec, dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.2 to PCICC's Registration Statement on Form S-4, as
                            amended (file no. 333-41221)).
          4.10*          -- Affiliate Security Agreement, dated as of October 30,
                            1997, among PCICC, Pioneer Licensing, Inc. and United
                            States Trust Company of New York, as Collateral Agent
                            (incorporated by reference to Exhibit 4.3 to PCICC's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221)).
          4.11*          -- Borrower (Canadian) Security Agreement, dated as of
                            October 30, 1997, between PCICC and United States Trust
                            Company of New York, as Collateral Agent (incorporated by
                            reference to Exhibit 4.4 to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
          4.12(a)*       -- Demand Debenture (Ontario), dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New
                            York, as Collateral Agent (incorporated by reference to
                            Exhibit 4.5(a) to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221)).

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
          4.12(b)*       -- Demand Debenture (Quebec), dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New
                            York, as Collateral Agent (incorporated by reference to
                            Exhibit 4.5(b) to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221)).
          4.12(c)*       -- Demand Debenture (New Brunswick), dated as of October 30,
                            1997, by PCICC in favor of United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.5(c) to PCICC's Registration Statement on
                            Form S-4, as amended (file no. 333-41221)).
          4.13(a)*       -- Demand Pledge Agreement (Ontario), dated as of October
                            30, 1997, by Collateral Agent (incorporated by reference
                            to Exhibit 4.6(a) to PCICC's Registration Statement on
                            Form S-4, as amended (file no. 333-41221)).
          4.13(b)*       -- Demand Pledge Agreement (Quebec), dated as of October 30,
                            1997, by PCICC in favor of United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.6(b) to PCICC's Registration Statement on
                            Form S-4, as amended (file no. 333-41221)).
          4.13(c)*       -- Demand Pledge Agreement (New Brunswick), dated as of
                            October 30, Collateral Agent (incorporated by reference
                            to Exhibit 4.6(c) to PCICC's Registration Statement on
                            Form S-4, as amended (file no. 333-41221)).
          4.14*          -- Subsidiary Security Agreement, dated as of October 30,
                            1997, by PCICC in favor of United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.7 to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221)).
          4.15(a)*       -- Term Loan Agreement, dated as of October 30, 1997, among
                            PCA, PAI, various financial institutions, as Lenders, DLJ
                            Capital Funding, Inc., Documentation Agent, Bank of
                            America National Trust and Savings Association, as the
                            Administrative Agent and United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.8(a) to PCICC's Registration Statement on
                            Form S-4, as amended (file no. 33-41221)).
          4.15(b)*       -- Affiliate Guaranty, dated as of October 30, 1997, by and among PCICC, the Guarantors identified therein and the
                            Initial Purchasers identified therein (incorporated by
                            reference to Exhibit 4.8(b) to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
          4.16*          -- Amended and Restated Loan and Security Agreement by and
                            among Congress Financial Corporation (Southwest) as U.S.
                            Lender, Congress Financial Corporation (Canada) as
                            Canadian Lender, and Congress Financial Corporation
                            (Southwest) as Agent for Lenders and Pioneer Chlor Alkali
                            Company, Inc., All-Pure Chemical Co., Kemwater North
                            America Company, PCI Chemicals Canada Inc./PCI Chimie
                            Canada Inc., PCI Carolina, Inc. and T.C. Products, Inc.,
                            as Borrowers and Pioneer Americas, Inc., Imperial West
                            Chemical Co., Black Mountain Power Company, T.C.
                            Holdings, Inc., Pioneer Licensing, Inc. and Pioneer
                            (East), Inc., as Guarantors dated as of September 24,
                            1999 (incorporated by reference to Exhibit 10 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended September 30, 1999).
         10.1*           -- Contingent Payment Agreement, dated as of April 20, 1995, by and among the Company, PCA and the Sellers party
                            thereto (incorporated by Reference to Exhibit 10.2 to the
                            Company's Current Report on Form 8-K filed on May 5,
                            1995).

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
         10.2*           -- Tax Sharing Agreement, dated as of April 20, 1995, by and among the Company, PCA and the Subsidiary Guarantors
                            (incorporated by reference to Exhibit 10.3 to PCA's
                            Registration Statement on Form S-4, as amended (file no.
                            33-98828)).
         10.3*+          -- Pioneer Companies, Inc. 1995 Stock Incentive Plan
                            (incorporated by reference to Exhibit 10.4 to PCA's
                            Registration Statement on Form S-4, as amended (file no.
                            33-98828)).
         10.4*+          -- Employment Agreement, dated April 20, 1995, between the
                            Company and Richard C. Kellogg, Jr. (incorporated by
                            reference to Exhibit 10.1 to the Company's Quarterly
                            Report on Form 10-Q for the quarter ended June 30,1995).
         10.5*+          -- Executive Employment Agreement, dated January 4, 1997,
                            between the Company and Michael J. Ferris (incorporated
                            by reference to Exhibit 10.10 to the Company's Annual
                            Report on Form 10-K for the year ended December 31,
                            1996).
         10.6*+          -- Non-Qualified Stock Option Agreement, dated January 4,
                            1997, between Pioneer and Michael J. Ferris (incorporated
                            by reference to Exhibit 10.15 to the Company's Annual
                            Report on Form 10-K for the year ended December 31,
                            1996).
         10.7*+          -- Non-Qualified Stock Option Agreement, dated May 15, 1997, between the Company and Andrew M. Bursky (incorporated by
                            reference to Exhibit 10.11 to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221)).
         21              -- Subsidiaries of the Company.
         23              -- Independent Auditors' Consent.
         27              -- Financial Data Schedule.