Form 10-Q
period 2000-03-31
PIONEER COMPANIES INC
filed 2000-05-11
CIK 830141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________

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


             700 LOUISIANA STREET, SUITE 4300, HOUSTON, TEXAS 77002
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     On April 30, 2000, there were outstanding 10,733,176 shares of the Company's Class A Common Stock and 858,831 shares of Class B Common Stock.

                                TABLE OF CONTENTS

                          PART I--FINANCIAL INFORMATION

                                                                                                    Page
                                                                                                    ----
Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets--March 31, 2000 and December 31, 1999                         3

             Consolidated Statements of Operations--Three Months Ended March 31, 2000 and 1999         4

             Consolidated Statements of Cash Flows--Three Months Ended March 31, 2000 and 1999         5

             Notes to Consolidated Financial Statements                                                6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations     8

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                9


                           PART II--OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                                         10







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

                         PART I --FINANCIAL INFORMATION

                             PIONEER COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     MARCH 31,         DECEMBER 31,
                                                                                       2000               1999
                                                                                   -------------        ------------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                          $  9,178            $  5,510
   Accounts receivable, net of allowance for doubtful accounts of $2,679 at
     March 31, 2000 and $2,739 at December 31, 1999                                     48,045              50,185
   Inventories                                                                          24,816              23,130
   Prepaid expenses and other current assets                                             6,987               7,468
                                                                                      --------            --------
        Total current assets                                                            89,026              86,293
Property, plant and equipment:
   Land                                                                                 10,622              10,622
   Buildings and improvements                                                           63,756              63,949
   Machinery and equipment                                                             338,750             338,851
   Construction in progress                                                             21,161              19,434
                                                                                      --------            --------
                                                                                       434,289             432,856
   Less: accumulated depreciation                                                     (115,280)           (107,315)
                                                                                      --------            --------
                                                                                       319,009             325,541
Other assets, net of accumulated amortization of $13,761 at March 31, 2000
   and $12,302 at December 31, 1999                                                     81,177              76,308
Excess cost over fair value of net assets acquired, net of accumulated amortization of $34,840 at March 31, 2000 and $32,526 at December 31,
   1999                                                                                190,153             192,464
                                                                                      --------            --------
        Total assets                                                                  $679,365            $680,606
                                                                                      ========            ========
           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS) Current
liabilities:
   Accounts payable                                                                   $ 28,078            $ 30,443
   Accrued liabilities                                                                  39,403              34,517
   Current portion of long-term debt                                                    10,626              10,626
                                                                                      --------            --------
        Total current liabilities                                                       78,107              75,586
Long-term debt, less current portion                                                   599,672             594,723
Accrued pension and other employee benefits                                             15,482              15,091
Other long-term liabilities                                                             16,891              16,408
Commitments and contingencies
Redeemable preferred stock: $.01 par value, authorized 10,000 shares,
   55 issued and outstanding                                                             5,500               5,500
Stockholders' equity (deficiency in assets):
   Common stock:
     Class A, $.01 par value,  authorized 46,000 shares, issued and outstanding:  10,675 at March 31, 2000 and 10,656 at December 31,
        1999                                                                               107                 106
     Class B, $.01 par value, authorized 4,000 shares, issued and outstanding:
        859 at March 31, 2000 and December 31, 1999, convertible
        share-for-share into Class A shares                                                  9                   9
   Additional paid-in capital                                                           55,176              55,176
   Retained deficit                                                                    (91,579)            (81,993)
                                                                                      --------            --------
Total stockholders' equity (deficiency in assets)                                      (36,287)            (26,702)
                                                                                      --------            --------
Total liabilities and stockholders' equity (deficiency in assets)                     $679,365            $680,606
                                                                                      ========            ========



                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                       ----------------------------
                                                                          2000              1999
                                                                       ----------        ----------
Revenues                                                                 $84,304         $ 70,949
Cost of sales                                                             72,968           56,270
                                                                         -------         --------
Gross profit                                                              11,336           14,679
Selling, general and administrative expenses                              11,271            9,911
Unusual charges                                                              872            1,017
                                                                         -------         --------
Operating income (loss)                                                     (807)           3,751
Interest expense, net                                                    (13,492)         (12,325)
Other income, net                                                            128               21
                                                                         -------         --------
Loss before taxes                                                        (14,171)          (8,553)
Income tax benefit                                                        (4,585)          (2,520)
                                                                         -------          -------
Net loss                                                                 $(9,586)         $(6,033)
                                                                         =======          =======
Net loss per share:
    Basic and diluted                                                    $ (0.83)         $ (0.52)
                                                                         =======          =======
Weighted average number of common shares outstanding:
    Basic and diluted                                                     11,529           11,510




                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                              --------------------------
                                                                                                2000              1999
                                                                                              --------           -------
Operating activities:
   Net loss                                                                                    $(9,586)          $(6,033)
   Adjustments to reconcile net loss to net cash
     from operating activities:
        Depreciation and amortization                                                           12,633            13,249
        Net change in deferred taxes                                                            (4,450)           (2,520)
        Reduction in post-retirement medical expense                                                --           (12,530)
        Loss on disposals of assets                                                                872             1,057
        Foreign exchange loss (gain)                                                                25              (260)
        Net effect of changes in operating assets and liabilities                                2,670               828
                                                                                               -------            ------
Net cash flows from operating activities                                                         2,164            (6,209)
                                                                                               -------            ------

Investing activities:
   Capital expenditures                                                                         (3,802)           (7,270)
   Proceeds received from disposals of assets                                                      529             1,143
                                                                                               -------            ------
Net cash flows from investing activities                                                        (3,273)           (6,127)
                                                                                               -------            ------
Financing activities:
   Net proceeds under revolving credit arrangements                                              5,538                --
   Payments on long-term debt                                                                     (589)             (665)
   Issuance of common stock                                                                          1                --
                                                                                               -------            ------
Net cash flows from financing activities                                                         4,950              (665)
                                                                                               -------            ------
Effect of exchange rate changes on cash                                                           (173)              111
                                                                                               -------            ------
Net change in cash                                                                               3,668           (12,890)

Cash at beginning of period                                                                      5,510            53,822
                                                                                               -------           -------
Cash at end of period                                                                          $ 9,178           $40,932
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

                             PIONEER COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated balance sheet at March 31, 2000 and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first three months of 2000 are not necessarily indicative of results to be expected for the year ending December 31, 2000. The consolidated financial statements include the accounts of Pioneer Companies, Inc. ("PCI") and its subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated. Certain amounts have been reclassified in prior years to conform to the current year presentation.

     The consolidated balance sheet at December 31, 1999 is derived from the December 31, 1999 audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles, since certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1999.

     Net loss per common share is computed using the weighted average number of common shares outstanding during the period. Per share information for 1999 has been computed after giving retroactive effect to a 7% stock dividend on Class A and Class B Common Stock to stockholders of record in December 1999.

2.  SUPPLEMENTAL CASH FLOW INFORMATION

      Net effect of changes in operating assets and liabilities are as follows:

                                                                              THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                            -------------------------
                                                                              2000             1999
                                                                            --------         --------
       Accounts receivable                                                  $ 2,094           $ 5,951
       Inventories                                                           (1,729)           (2,121)
       Prepaid expenses                                                         369               380
       Other assets                                                             496               190
       Accounts payable                                                      (2,284)           (4,197)
       Accrued liabilities                                                    4,949               437
       Other long-term liabilities                                           (1,225)              188
                                                                            -------            ------
            Net change in operating assets and liabilities                  $ 2,670            $  828
                                                                            =======            ======

     Following are supplemental disclosures of cash flow information:

                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                             -------------------------
                                                                               2000             1999
                                                                             --------         --------
       Cash payments for:
          Interest                                                            $5,103            $3,761
          Income taxes                                                            59               351

3.  INVENTORIES

Inventories consist of the following:

                                                             MARCH 31,         DECEMBER 31,
                                                               2000               1999
                                                             ---------         ------------
       Raw materials, supplies and parts                      $ 15,341           $ 16,822
       Finished goods and work-in-process                        7,125              5,350
       Inventories under exchange agreements                     2,350                958
                                                              --------           --------
                                                              $ 24,816           $ 23,130
                                                              ========           ========


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

5.  EARNINGS PER SHARE

     Computational amounts for earnings per share are as follows:

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                    ------------------------------
                                                                        2000             1999
                                                                    -------------    -------------
Net loss                                                               $ (9,586)        $ (6,033)
                                                                       ========         ========
Basic Earnings per Share:
    Weighted average number of common shares outstanding                 11,529           11,510
                                                                       ========         ========
    Net loss per share                                                 $  (0.83)        $  (0.52)
                                                                       ========         ========

Diluted Earnings per Share:
    Weighted average number of common shares outstanding                 11,529           11,510
                                                                       ========         ========
    Net loss per share                                                 $  (0.83)        $  (0.52)
                                                                       ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

      Revenues. Revenues increased by $13.4 million, or approximately 19%, to $84.3 million for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. The increase in revenues was primarily attributable to higher electrochemical unit ("ECU") prices and greater sales volume.

      Cost of Sales. Cost of sales increased $16.7 million, or approximately 30%, for the three months ended March 31, 2000, as compared to the same period in 1999. $10.9 million of this increase was due to the absence of the gain on modification of the Company's retiree health care benefits during the first quarter of 1999. The remaining increase in cost of sales was principally due to greater volume and higher power costs.

      Gross Profit. Gross profit margin decreased to 13% in 2000 from 21% in 1999, primarily as a result of the cost of sales increase discussed above, partially offset by the ECU pricing increase.

      Unusual Charges. Unusual charges for the three months ended March 31, 2000 included a $0.9 million loss related to the disposition of the Company's alum coagulant business at Antioch, California. Unusual charges in 1999 were primarily a loss of $1.0 million resulting from the sale of the Company's iron chlorides business in the first quarter of 1999.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.4 million, or approximately 14%, for the three months ended March 31, 2000. This increase was due to the absence of the gain on modification of the Company's retiree health care benefits as discussed above of $1.6 million. Without this item, such expense would have experienced a slight decrease.

      Interest Expense, Net. Interest expense, net increased in 2000 primarily as a result of interest incurred on revolving credit balances and higher variable interest rates in 2000 as compared to 1999.

      Net Loss. Due to the factors described above, net loss for the three months ended March 31, 2000 was $9.6 million, compared to a net loss of $6.0 million for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

      Revolving Facility. In September 1999, the Company entered into a $50.0 million three-year revolving credit facility with Congress Financial Corporation (Southwest) (the "Revolving Facility") that replaced an existing $50.0 million revolving credit facility. The Revolving Facility provides for revolving loans in an aggregate amount up to $50.0 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which, together with certain other collateral, secure borrowings under the facility. The total borrowing base at March 31, 2000 of $45.6 million was subject to a reserve of $5.0 million until the Company's ratio of interest to fixed charges, as defined, exceeds 1.15:1 for a period of two consecutive quarters. As of March 31, 2000, there were letters of credit outstanding of $4.6 million (excluding transitional letters of credit of $1.9 million) and loans outstanding of $26.7 million.

      Financial Leverage and Covenants. As of March 31, 2000, the Company had $610.3 million of long-term debt outstanding. While the majority of the Company's debt is due in 2006 and 2007, the Company is required to make certain scheduled payments each year. The degree to which the Company is indebted could have important consequences including, but not limited to: (i) limitations on the ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes and other purposes, if needed; (ii) the allocation of a substantial portion of cash flow from operations to cover cash interest requirements, thereby limiting the funds available for operations and any future business opportunities; and (iii) increasing the Company's vulnerability to a downturn in its business or the economy.

      Pioneer's cash requirements include payments of interest on the notes issued in connection with the acquisition of Pioneer Corporation of America ("PCA") and its subsidiaries as they existed on April 20, 1995, the date they were acquired by the Company. PCA is restricted in paying dividends to the Company or funding cash to unrestricted subsidiaries, as defined, to the sum of $5.0 million plus 50% of the cumulative consolidated net income of PCA since June 1997. As of March 31, 2000, no distributions were allowed by this covenant. However, the Company believes that the existing cash balances of Pioneer and its unrestricted subsidiaries will be sufficient to fund future required interest payments and other cash requirements until such time that PCA's cumulative consolidated net income is positive.

      PCA's ability to enter into new debt agreements is restricted by a debt covenant requiring a minimum interest coverage ratio (as defined) of at least
2.0 to 1.0 for the prior four fiscal quarters. Currently, PCA is unable to incur additional indebtedness as a result of this covenant, other than borrowing available under its revolving credit facility plus $10 million. The Company's debt agreements contain other restrictions on PCA's subsidiaries, including the acquisition or disposition of assets or operations.

      The Company believes that existing cash balances, cash flow from current and anticipated future levels of operations and the availability under the Revolving Facility will be adequate to make the required payments of principal and interest on outstanding indebtedness, as well as to fund its future capital expenditures and working capital requirements. Annualized cash interest of approximately $55.3 million is payable on the Company's long-term debt. To the extent that the Company draws upon the commitments under the Revolving Facility, due to adverse business conditions or to finance acquisitions or for other corporate purposes, the Company's aggregate interest expense would be increased.

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

      Net Cash Flows from Operating Activities. During the first three months of 2000, the Company had a positive cash flow of $2.2 million from operating activities, primarily attributable to a decrease in accounts receivable and an increase in accrued liability balance, partially offset by a decrease in accounts payable balances at March 31, 2000 compared to December 31, 1999.

      Net Cash Flows from Investing Activities. Cash used in investing activities during the first three months of 2000 totaled $3.3 million, which was due primarily to capital expenditures partially offset by proceeds received from asset disposals.

      Net Cash Flows from Financing Activities. Cash inflows from financing activities during the first three months of 2000 totaled approximately $5.0 million due primarily to net borrowing under the Revolving Facility of $5.5 million, offset by scheduled debt payments.

      Working Capital. Working capital increased to $10.9 million at March 31, 2000 from $10.7 million at December 31, 1999, an increase of $0.2 million.

YEAR 2000 ISSUES

     The year 2000 did not have any impact on the processing of date-sensitive data by the Company's computerized information systems. The cumulative costs incurred by the Company through March 31, 2000 for year 2000 conversion tasks did not exceed $1.0 million, and were expensed as incurred unless new software was purchased, in which case certain costs were capitalized.

ACCOUNTING CHANGES

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company is required to adopt the provisions of SFAS No. 133 in the first quarter of 2001. Management does not believe the adoption of SFAS No. 133 will have a material effect on the Company's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's market risk disclosures set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 have not changed significantly through the three months ended March 31, 2000.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)   Exhibits

           27    Financial Data Schedule.

     (b)   Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              PIONEER COMPANIES, INC.




May 10, 2000                                  By:  /s/ Philip J. Ablove
                                                   -----------------------------
                                                   Philip J. Ablove
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

  27                         Financial Data Schedule