Form 10-Q
period 2000-06-30
PIONEER COMPANIES INC
filed 2000-08-11
CIK 830141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ____________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     On August 1, 2000, there were outstanding 10,736,809 shares of the Company's Class A Common Stock and 858,830 shares of Class B Common Stock.

                                TABLE OF CONTENTS



                                                                                                              Page
                                                                                                              ----
                                              PART I--FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets--June 30, 2000 and December 31, 1999                                   3

             Consolidated Statements of Operations--Three Months Ended June 30, 2000 and 1999 and
               Six Months Ended June 30, 2000 and 1999                                                          4

             Consolidated Statements of Cash Flows--Six Months Ended June 30, 2000 and 1999                     5

             Notes to Consolidated Financial Statements                                                         6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations              8

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                        12

Item 4.      Submission of Matters to a Vote of Security Holders                                               12

                                             PART II--OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                                                  13




















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

                         PART I--FINANCIAL INFORMATION

                             PIONEER COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                               JUNE 30,    DECEMBER 31,
                                                                                                 2000          1999
                                                                                              ---------    ------------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                                  $ 10, 433      $  5,510
   Accounts receivable, less allowance for doubtful accounts of $2,662 at
     June 30, 2000 and $2,739 at December 31, 1999                                               51,232         50,185
   Inventories                                                                                   25,391         23,130
   Prepaid expenses                                                                               6,512          7,468
                                                                                              ---------      ---------
Total current assets                                                                             93,568         86,293
Property, plant and equipment:
   Land                                                                                          10,622         10,622
   Buildings and improvements                                                                    64,163         63,949
   Machinery and equipment                                                                      347,953        338,851
   Construction in progress                                                                      15,999         19,434
                                                                                              ---------      ---------
                                                                                                438,737        432,856
   Less accumulated depreciation                                                               (124,490)      (107,315)
                                                                                              ---------      ---------
                                                                                                314,247        325,541
Other assets, net of accumulated amortization of $14,882 at June 30, 2000
   and $12,302 at December 31, 1999                                                              77,012         76,308
Excess cost over fair value of net assets acquired, net of accumulated
   amortization of $37,150 at June 30, 2000 and $32,526 at December 31, 1999                    187,845        192,464
                                                                                              ---------      ---------
Total assets                                                                                  $ 672,672      $ 680,606
                                                                                              =========      =========
           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable                                                                           $  27,001      $  30,443
   Accrued liabilities                                                                           35,354         34,517
   Current portion of long-term debt                                                             10,626         10,626
                                                                                              ---------      ---------
Total current liabilities                                                                        72,981         75,586
Long-term debt, less current portion                                                            606,688        594,723
Accrued pension and other employee benefits                                                      15,786         15,091
Other long-term liabilities                                                                      13,861         16,408
Commitments and contingencies
Redeemable preferred stock: $.01 par value, authorized 10,000 shares,
   55 issued and outstanding                                                                      5,500          5,500
Stockholders' equity (deficiency in assets):
   Common stock:
     Class A, $.01 par value, authorized 46,000 shares, issued and
        outstanding: 10,737 at June 30, 2000 and 10,656 at December 31, 1999                        107            106
     Class B, $.01 par value, authorized 4,000 shares, issued and outstanding:
        859 at June 30, 2000 and December 31, 1999, convertible
        share-for-share into Class A shares                                                           9              9
   Additional paid-in capital                                                                    55,193         55,176
   Retained deficit                                                                             (97,453)       (81,993)
                                                                                              ---------      ---------
Total stockholders' equity (deficiency in assets)                                               (42,144)       (26,702)
                                                                                              ---------      ---------
Total liabilities and stockholders' equity (deficiency in assets)                             $ 672,672      $ 680,606
                                                                                              =========      =========



                See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                      JUNE 30,                     JUNE 30,
                                                               ----------------------      ------------------------
                                                                  2000          1999          2000           1999
                                                               --------      --------      ---------      ---------
Revenues                                                       $ 89,157      $ 69,030      $ 173,461      $ 139,979
Cost of sales                                                    77,095        71,430        150,063        127,700
                                                               --------      --------      ---------      ---------
Gross profit (loss)                                              12,062        (2,400)        23,398         12,279
Selling, general and administrative expenses                     11,341        12,222         22,612         22,133
Unusual items                                                       (86)           --            786          1,017
                                                               --------      --------      ---------      ---------
Operating income (loss)                                             807       (14,622)            --        (10,871)
Interest expense, net                                           (13,311)      (12,671)       (26,803)       (24,996)
Other income, net                                                 3,812            46          3,940             67
                                                               --------      --------      ---------      ---------
Loss before taxes                                                (8,692)      (27,247)       (22,863)       (35,800)
Income tax provision (benefit)                                   (2,817)       (8,899)        (7,402)       (11,419)
                                                               --------      --------      ---------      ---------
Net loss                                                       $ (5,875)     $(18,348)     $ (15,461)     $ (24,381)
                                                               ========      ========      =========      =========
Per Share Information:
    Basic                                                     $   (0.51)      $ (1.59)     $   (1.34)     $   (2.12)
    Diluted                                                   $   (0.51)      $ (1.59)     $   (1.34)     $   (2.12)

Weighted average number of common shares outstanding:
    Basic                                                        11,538        11,515         11,533         11,513
    Diluted                                                      11,538        11,515         11,533         11,513





                See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)



                                                                                              SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                           ----------------------
                                                                                             2000          1999
                                                                                           --------      --------
Operating activities:
   Net loss                                                                                $(15,461)     $(24,381)
   Adjustments to reconcile net loss to net cash
     from operating activities:
        Depreciation and amortization                                                        25,460        26,576
        Net change in deferred taxes                                                         (7,320)      (11,782)
        Reduction in post-retirement medical expense                                             --       (12,530)
        Loss (gain) on disposals of assets                                                   (2,516)        1,061
        Loss (gain) from foreign exchange rate change fluctuations                              417          (769)
        Net effect of changes in operating assets and liabilities                            (2,291)       (2,989)
                                                                                           --------      --------
Net cash flows used in operating activities                                                  (1,711)      (24,814)
                                                                                           --------      --------

Investing activities:
   Capital expenditures                                                                      (8,420)      (16,704)
   Proceeds received from disposals of assets                                                 3,896         1,145
                                                                                           --------      --------
Net cash flows used in investing activities                                                  (4,524)      (15,559)
                                                                                           --------      --------

Financing activities:
   Net proceeds under revolving credit arrangements                                          13,185            --
   Repayments on long-term debt                                                              (1,220)       (1,334)
   Issuance of common stock                                                                      18           129
                                                                                           --------      --------
Net cash flows provided by (used in) financing activities                                    11,983        (1,205)
                                                                                           --------      --------

Effect of exchange rate changes on cash                                                        (825)        1,122
                                                                                           --------      --------

Net increase (decrease) in cash                                                               4,923       (40,456)

Cash at beginning of period                                                                   5,510        53,822
                                                                                           --------      --------
Cash at end of period                                                                      $ 10,433      $ 13,366
                                                                                           ========      ========



                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  ORGANIZATION AND BASIS OF PRESENTATION

         The consolidated balance sheet at June 30, 2000 and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first six months of 2000 are not necessarily indicative of results to be expected for the year ending December 31, 2000. The consolidated financial statements include the accounts of Pioneer Companies, Inc. ("PCI") and its subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated.

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

2.  SUPPLEMENTAL CASH FLOW INFORMATION

         Net effect of changes in operating assets and liabilities are as follows:

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                        ---------------------
                                                          2000         1999
                                                        --------     --------
Accounts receivable                                     $ (1,290)     $ 5,836
Inventories                                               (2,292)      (2,036)
Prepaid expenses                                             515          901
Other assets                                               6,545         (488)
Accounts payable                                          (3,054)        (598)
Accrued liabilities                                        1,140       (6,251)
Other long-term liabilities                               (3,855)        (353)
                                                        ---------    --------
     Net change in operating assets and liabilities     $ (2,291)    $ (2,989)
                                                        =========    ========

Following are supplemental disclosures of cash flow information:

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                        ---------------------
                                                          2000         1999
                                                        --------     --------
Cash payments for:
   Interest                                             $ 28,177     $ 26,067
   Income taxes                                               11          168

3.  INVENTORIES

Inventories consist of the following:

                                          JUNE 30,    DECEMBER 31,
                                            2000          1999
                                          --------    ------------
Raw materials, supplies and parts         $15,677       $16,822
Finished goods and work-in-process          6,871         5,350
Inventories under exchange agreements       2,843           958
                                          -------       -------
                                          $25,391       $23,130
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

         The Company relies on indemnification from certain of the previous owners of acquired business in connection with certain environmental liabilities at certain of its chlor-alkali plants and other facilities. There can be no assurance, however, that such indemnification arrangements will be adequate to protect the Company from environmental liabilities at these sites or that such third parties will perform their obligations under the respective indemnification arrangements, in which case the Company would be required to incur significant expenses for environmental liabilities, which would have a material adverse effect on the Company.

         The Company is subject to various legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses and/or insurance coverage with respect to these matters, and management does not believe that they will materially affect the Company's operations or financial position.

5.  EARNINGS PER SHARE

         Computational amounts for earnings per share are as follows:

                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JUNE 30,                          JUNE 30,
                                                          ------------------------------    ------------------------------
                                                              2000             1999             2000             1999
                                                          -------------    -------------    -------------    -------------
Net loss                                                     $  (5,875)     $  (18,348)     $   (15,461)     $  (24,381)
                                                             =========      ==========      ===========      ==========
Basic Earnings per Share:
    Weighted average number of common shares
      outstanding
                                                                11,538          11,515           11,533          11,513
                                                             =========      ==========      ===========      ==========
    Net loss per share                                       $   (0.51)     $    (1.59)     $     (1.34)     $    (2.12)
                                                             =========      ==========      ===========      ==========
Diluted Earnings per Share:
    Weighted average number of common shares
      outstanding
                                                                11,538          11,515           11,533          11,513
                                                             =========      ==========      ===========      ==========
    Net loss per share                                       $   (0.51)     $    (1.59)     $     (1.34)     $    (2.12)
                                                             =========      ==========      ===========      ==========

6.  OTHER LONG-TERM LIABILITIES -- ENVIRONMENTAL

         The Company's operations are subject to extensive environmental laws and regulations related to protection of the environment, including those applicable to waste management, discharge of materials into the air and water, clean-up liability from historical waste disposal practices, and employee health and safety. At several of the Company's facilities, investigations or remediation is underway, and at some of these locations regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources. The Company could be required to incur additional costs to construct and operate remediation systems in the future.

         In connection with the 1995 transaction pursuant to which the Company acquired all of the outstanding common stock and other equity interests of an acquired company from the holders of those interests (the "Sellers"), the Sellers agreed to indemnify the Company and its affiliates for certain environmental remediation obligations, arising prior to the closing date from or relating to certain plant sites or arising before or after the closing date with respect to certain environmental liabilities relating to certain properties and interests held by the Company for the benefit of the Sellers (the "Contingent Payment Properties"). Amounts payable in respect of such liabilities would generally be payable as follows: (i) out of certain reserves established on the Company's balance sheet at December 31, 1994; (ii) either by offset against the amounts payable under the $11.5 million in notes payable by the Company to the Sellers or from amounts held in an account (the "Contingent Payment Account") established for the deposit of proceeds from the Contingent Payment Properties; and (iii) in certain circumstances and subject to specified limitations, out of the personal assets of the Sellers. To the extent that liabilities exceed proceeds from the Contingent Payment Properties, the Company would be limited, for a ten-year period, principally to its rights of offset against the Seller's notes to cover such liabilities.

         During June 2000, the Company and the Sellers effected an agreement, pursuant to which the Company, in exchange for cash and other consideration, relieved the Sellers from their environmental indemnity obligations and agreed to transfer to the Sellers the record title to the Contingent Payment Properties and the $800,000 remaining cash balance in the Contingent Payment Account that was determined to be in excess of anticipated environmental liability. The cash balance in the Contingent Payment Account at the time of this transaction was $6.1 million. This cash balance was not previously reflected on the Company's balance sheet since a right of setoff existed.

         As part of this transaction, a third-party environmental analysis was performed on all of the Company's sites subject to the indemnity. The Company then adjusted the remediation reserve on its balance sheet to the discounted future cash flows for estimated environmental remediation. As a result of the above transaction and the new environmental analysis, the Company reported a pre-tax gain of $1.8 million during the second quarter of 2000 which is reflected as a reduction of cost of sales.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Revenues. Revenues increased by $20.1 million or approximately 29% to $89.2 million for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999. The increase in revenues was primarily attributable to higher electrochemical unit ("ECU") prices. ECU prices were approximately 39% higher during the second quarter of 2000 versus the second quarter of 1999.

         Cost of Sales. Cost of sales increased $5.7 million or approximately 8%, for the three months ended June 30, 2000, as compared to the same period in 1999, principally due to a $5.2 million increase in power costs and an increase in sales volume. This increase was partially offset by a $1.8 million reduction in environmental remediation expense in connection with the environmental analysis conducted during the quarter.

         Gross Profit (Loss). During the second quarter of 2000, gross profit increased by $14.5 million as a result of higher ECU sales prices, partially offset by the cost of sales increase discussed above. Gross profit margin for the second quarter of 2000 was 14%, as compared to a negative margin of 3% in the same period of 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.9 million, or approximately 7%, for the three months ended June 30, 2000, primarily as a result of overhead expense reductions.

         Interest Expense, Net. Interest expense, net increased in 2000, primarily as a result of interest incurred on revolving credit balances and higher variable interest rates in 2000 as compared to 1999.

         Other Income, Net. Other income, net for the quarter ended June 30, 2000 was $3.8 million, which consisted primarily of a $3.3 million gain from the sale of certain excess property.

         Net Loss. Due to the factors described above, net loss for the three months ended June 30, 2000 was $5.9 million, compared to a net loss of $18.3 million for the same period in 1999.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Revenues. Revenues increased by $33.5 million or approximately 24% to $173.5 million for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999. ECU prices were approximately 30% higher during the first half of 2000 versus the same period in 1999.

         Cost of Sales. Cost of sales increased $22.4 million or approximately 18%, for the six months ended June 30, 2000, as compared to the same period in 1999. $10.9 million of this increase was due to the absence of the gain resulting from the modification of the Company's retiree health care benefits that occurred during the first quarter of 1999. The remaining increase in cost of sales was principally due to higher power costs and greater sales volume partially offset by the reduction in environmental remediation expense during the three months ended June 30, 2000.

         Gross Profit (Loss). Gross profit increased $11.1 million for a gross margin of 13% in 2000 compared to 9% in 1999, primarily as a result of the ECU pricing increase, partially offset by the cost of sales increase discussed above.

         Unusual Charges. Unusual charges for the six months ended June 30, 2000 included a $0.9 million loss related to the disposition of the Company's alum coagulant business at Antioch, California. Unusual charges in 1999 were primarily due to a loss of $1.0 million resulting from the sale of the Company's iron chlorides business in the first quarter of 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.5 million, or approximately 2%, for the six months ended June 30, 2000. An increase of $1.6 million was due to the absence of the modification of the Company's retiree health care benefits referred to above, offset by decreases related to overhead expense reductions.

         Interest Expense, Net. Interest expense, net increased in 2000, primarily as a result of interest incurred on revolving credit balances and higher variable interest rates in 2000 as compared to 1999.

         Other Income, Net. Other income, net increased from an expense of $0.1 million for the six months ended June 30, 1999 to income of $3.9 million for the six months ended June 30, 2000. The 2000 amount was primarily a $3.3 million gain from the sale of certain excess property.

         Net Loss. Due to the factors described above, the net loss for the six months ended June 30, 2000 of $15.5 million, decreased from a net loss of $24.4 million for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Revolving Facility. In September 1999, the Company entered into a $50.0 million three-year revolving credit facility with Congress Financial Corporation (Southwest) (the "Revolving Facility") that replaced an existing $50.0 million revolving credit facility. The Revolving Facility provides for revolving loans in an aggregate amount up to $50.0 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which, together with certain other collateral, secure borrowings under the facility. The total borrowing base at June 30, 2000 of $49.0 million was subject to a reserve of $5.0 million until the Company's ratio of interest to fixed charges, as defined, exceeds 1.15:1 for a period of two consecutive quarters unless Southwest waives this provision. As of June 30, 2000, there were letters of credit outstanding of $3.7 million and loans outstanding of $34.3 million.

         Financial Leverage and Covenants. As of June 30, 2000, the Company had $617.3 million of long-term debt outstanding. While the majority of the Company's debt is due in 2006 and 2007, the Company is required to make certain scheduled payments each year. The degree to which the Company is indebted could have important consequences including, but not limited to: (i) limitations on the ability to obtain additional financing in the future for working capital, capital expenditures, general corporate purposes and other purposes, if needed; (ii) the allocation of a substantial portion of cash flow from operations to cover cash interest requirements, thereby limiting the funds available for operations and any future business opportunities; and (iii) increasing the Company's vulnerability to a downturn in its business or the economy.

         Pioneer's cash requirements include payments of interest on the notes issued in connection with the acquisition of Pioneer Corporation of America ("PCA") and its subsidiaries as they existed on April 20, 1995, the date they were acquired by the Company. PCA is restricted in paying dividends to the Company or funding cash to unrestricted subsidiaries, as defined, to the sum of $5.0 million plus 50% of the cumulative consolidated net income of PCA since June 1997. As of June 30, 2000, no distributions were allowable under this covenant. However, the Company believes that the existing cash balances of Pioneer and its unrestricted subsidiaries will be sufficient to fund future required interest payments and other cash requirements until such time that PCA's cumulative consolidated net income is positive.

         PCA's ability to incur additional indebtedness is, with certain exceptions, restricted by a debt covenant requiring a minimum interest coverage ratio (as defined) of at least 2.0 to 1.0 for the prior four fiscal quarters. Currently, PCA is unable to incur more than $10 million of additional indebtedness as a result of this covenant, other than borrowings available under the Revolving Facility. The Company's debt agreements contain other restrictions on PCA's subsidiaries, including limitations on the acquisition or disposition of assets or operations.

         Annualized cash interest of approximately $54.6 million is payable on the Company's long-term debt. The Company believes that existing cash balances, cash flow from current and anticipated future levels of operations, asset dispositions and the availability under the Revolving Facility should be adequate to make the required payments of principal and interest on outstanding indebtedness, as well as to fund its future capital expenditures and working capital requirements.

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

         Net Cash Flows Used in Operating Activities. During the first six months of 2000, the Company had a negative cash flow of $1.7 million from operating activities, primarily attributable to the net loss for the period.

         Net Cash Flows Used in Investing Activities. Cash used in investing activities during the first six months of 2000 totaled $4.5 million for capital expenditures related to property, plant and equipment, partially offset by proceeds received from asset disposals.

         Net Cash Flows Used in Financing Activities. Financing activities during the first six months of 2000 generated approximately $12.0 million, primarily from net borrowings under the Revolving Facility of $13.2 million, partially offset by scheduled payments on long-term debt.

         Working Capital. Working capital increased $9.9 million to $20.6 million at June 30, 2000 from $10.7 million at December 31, 1999. This increase was primarily due to a $4.9 million increase in cash and cash equivalents along with a decrease in accounts payable caused by the timing of vendor payments.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risk disclosures set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 have not changed significantly through the six months ended June 30, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the stockholders of the Company was held on May 25, 2000. At the meeting, William R. Berkley and Michael J. Ferris were re-elected as directors of the Company, with terms of office ending at the annual meeting of stockholders to be held in 2002. A total of 8,873,857 and 8,874,873 shares, respectively, were voted in favor of the election of Messrs. Berkley and Ferris.

         The stockholders also ratified the selection of Deloitte & Touche LLP as independent certified public accountants to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2000. A total of 8,874,511 shares were voted in favor of ratification and 8,973 shares were voted against ratification.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

           27    Financial Data Schedule.

     (b)  Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    PIONEER COMPANIES, INC.




August 11, 2000                    By:      /s/ Philip J. Ablove
                                             --------------------
                                             Philip J. Ablove
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Financial Data Schedule.