Form 10-Q
period 2000-09-30
PIONEER COMPANIES INC
filed 2000-11-08
CIK 830141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD ___________ FROM TO ____________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     On November 1, 2000, there were outstanding 10,678,898 shares of the Company's Class A Common Stock and 858,830 shares of Class B Common Stock.

                                TABLE OF CONTENTS

                                          PART I -- FINANCIAL INFORMATION

                                                                                                              Page
                                                                                                              ----
Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets -- September 30, 2000 and December 31, 1999                            3

             Consolidated Statements of Operations -- Three Months Ended September 30, 2000
                 and 1999 and Nine Months Ended September 30, 2000 and 1999                                     4

             Consolidated Statements of Cash Flows -- Nine Months Ended September 30, 2000                      5
                 and 1999

             Notes to Consolidated Financial Statements                                                         6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations              8

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                        11


                                           PART II -- OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                                                  12




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

                         PART I --FINANCIAL INFORMATION

                             PIONEER COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                                         2000              1999
                                                                                     -------------     ------------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                         $      5,022      $      5,510
   Accounts receivable, less allowance for doubtful accounts of $1,335 at
     September 30, 2000 and $2,739 at December 31, 1999                                    48,492            50,185
   Inventories                                                                             25,144            23,130
   Prepaid expenses                                                                         6,342             7,468
                                                                                     ------------      ------------
Total current assets                                                                       85,000            86,293
Property, plant and equipment:
   Land                                                                                    10,622            10,622
   Buildings and improvements                                                              61,248            63,949
   Machinery and equipment                                                                341,069           338,851
   Construction in progress                                                                17,003            19,434
                                                                                     ------------      ------------
                                                                                          429,942           432,856
   Less accumulated depreciation                                                         (126,827)         (107,315)
                                                                                     ------------      ------------
                                                                                          303,115           325,541
Other assets, net of accumulated amortization of $10,765 at September 30, 2000
   and $12,052 at December 31, 1999                                                        80,785            76,308
Excess cost over fair value of net assets acquired, net of accumulated amortization of $37,754 at September 30, 2000 and $32,526 at
   December 31, 1999                                                                      181,750           192,464
                                                                                     ------------      ------------
Total assets                                                                         $    650,650      $    680,606
                                                                                     ============      ============
           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable                                                                  $     32,725      $     30,443
   Accrued liabilities                                                                     39,215            34,517
   Current portion of long-term debt                                                        7,109            10,626
                                                                                     ------------      ------------
Total current liabilities                                                                  79,049            75,586
Long-term debt, less current portion                                                      593,864           594,723
Accrued pension and other employee benefits                                                15,270            15,091
Other long-term liabilities                                                                12,470            16,408
Commitments and contingencies (see Note 4)
Redeemable preferred stock: $.01 par value, authorized 10,000 shares,
   55 issued and outstanding                                                                5,500             5,500
Stockholders' equity (deficiency in assets):
   Common stock:
     Class A, $.01 par value, authorized 46,000 shares, issued and outstanding:  10,679 at September 30, 2000 and 10,656 at
        December 31, 1999                                                                     107               106
     Class B, $.01 par value, authorized 4,000 shares, issued and outstanding:
        859 at September 30, 2000 and December 31, 1999, convertible
        share-for-share into Class A shares                                                     9                 9
   Additional paid-in capital                                                              55,193            55,176
   Retained deficit                                                                      (110,812)          (81,993)
                                                                                     ------------      ------------
Total stockholders' equity (deficiency in assets)                                         (55,503)          (26,702)
                                                                                     ------------      ------------
Total liabilities and stockholders' equity (deficiency in assets)                    $    650,650      $    680,606
                                                                                     ============      ============



                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                            --------------------------      --------------------------
                                                               2000            1999            2000            1999
                                                            ----------      ----------      ----------      ----------
Revenues                                                    $   87,363      $   74,872      $  260,824      $  214,851
Cost of sales                                                   83,840          75,014         233,903         202,714
                                                            ----------      ----------      ----------      ----------
Gross profit (loss)                                              3,523            (142)         26,921          12,137
Selling, general and administrative expenses                     9,766          12,457          33,164          34,590
                                                            ----------      ----------      ----------      ----------
Operating loss                                                  (6,243)        (12,599)         (6,243)        (22,453)
Interest expense, net                                          (14,922)        (13,194)        (41,725)        (38,190)
Other income (expense), net                                        (38)          2,592           3,902           1,642
                                                            ----------      ----------      ----------      ----------
Loss before taxes                                              (21,203)        (23,201)        (44,066)        (59,001)
Income tax benefit                                              (7,845)         (8,634)        (15,247)        (20,053)
                                                            ----------      ----------      ----------      ----------
Net loss                                                    $  (13,358)     $  (14,567)     $  (28,819)     $  (38,948)
                                                            ==========      ==========      ==========      ==========

Per Share Information:
    Basic and diluted                                       $    (1.16)     $    (1.27)     $    (2.50)     $    (3.38)

Weighted average number of common shares outstanding:
    Basic and diluted                                           11,538          11,515          11,534          11,513


                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                       --------------------------
                                                                          2000            1999
                                                                       ----------      ----------
Operating activities:
   Net loss                                                            $  (28,819)     $  (38,948)
   Adjustments to reconcile net loss to net cash flows
     from operating activities:
        Depreciation and amortization                                      38,111          39,786
        Net change in deferred taxes                                      (14,841)        (19,787)
        Reduction in post-retirement medical expense                           --         (12,530)
        Loss (gain) on disposals of assets                                 (2,258)          1,061
        Loss (gain) from foreign exchange rate fluctuations                   768            (769)
        Net effect of changes in operating assets and liabilities          14,829           4,775
                                                                       ----------      ----------
Net cash flows from operating activities                                    7,790         (26,412)
                                                                       ----------      ----------

Investing activities:
   Capital expenditures                                                   (12,746)        (23,513)
   Net proceeds received from disposals of assets                           2,878           1,145
                                                                       ----------      ----------
Net cash flows from investing activities                                   (9,868)        (22,368)
                                                                       ----------      ----------

Financing activities:
   Net proceeds under revolving credit arrangements                         4,997           3,315
   Repayments on long-term debt                                            (1,855)         (2,004)
   Issuance of common stock                                                    18             129
                                                                       ----------      ----------
Net cash flows from financing activities                                    3,160           1,440
                                                                       ----------      ----------

Effect of exchange rate changes on cash                                    (1,570)          1,148
                                                                       ----------      ----------

Net decrease in cash                                                         (488)        (46,192)

Cash at beginning of period                                                 5,510          53,822
                                                                       ----------      ----------
Cash at end of period                                                  $    5,022      $    7,630
                                                                       ==========      ==========


                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated balance sheet at September 30, 2000 and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first nine months of 2000 are not necessarily indicative of results to be expected for the year ending December 31, 2000. The consolidated financial statements include the accounts of Pioneer Companies, Inc. ("PCI") and its subsidiaries (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated.

     The consolidated balance sheet at December 31, 1999 is derived from the December 31, 1999 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America, since certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1999.

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

2. SUPPLEMENTAL CASH FLOW INFORMATION

     Net effect of changes in operating assets and liabilities are as follows:

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                      --------------------------
                                                                         2000            1999
                                                                      ----------      ----------
     Accounts receivable                                              $    1,866      $    2,801
     Inventories                                                          (2,138)            316
     Prepaid expenses                                                      1,046             197
     Other assets                                                          5,092          (2,717)
     Accounts payable                                                      5,214             478
     Accrued liabilities                                                   8,575           5,152
     Other long-term liabilities                                          (4,826)         (1,452)
                                                                      ----------      ----------
          Net change in operating assets and liabilities              $   14,829      $    4,775
                                                                      ==========      ==========

     Following are supplemental disclosures of cash flow information:

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                      --------------------------
                                                                         2000            1999
                                                                      ----------      ----------
     Cash payments for:
        Interest                                                      $   35,438      $   30,686
        Income taxes                                                          11             178

3. INVENTORIES

Inventories consist of the following:

                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                     2000             1999
                                                                 -------------    ------------
Raw materials, supplies and parts                                $     14,118     $     16,822
Finished goods and work-in-process                                      8,165            5,350
Inventories under exchange agreements                                   2,861              958
                                                                 ------------     ------------
                                                                 $     25,144     $     23,130
                                                                 ============     ============


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

     The Company relies on indemnification from certain of the previous owners of acquired businesses in connection with certain environmental liabilities at certain of its chlor-alkali plants and other facilities. There can be no assurance, however, that such indemnification agreements will be adequate to protect the Company from environmental liabilities at these sites or that such third parties will perform their obligations under the respective indemnification arrangements, in which case the Company would be required to incur significant expenses for environmental liabilities, which would have a material adverse effect on the Company.

     In connection with the 1995 transaction pursuant to which the Company acquired all of the outstanding common stock and other equity interests of an acquired company from the holders of those interests (the "Sellers"), the Sellers agreed to indemnify the Company and its affiliates for certain environmental remediation obligations arising prior to the closing date from or relating to certain plant sites or arising before or after the closing date with respect to certain environmental liabilities relating to certain properties and interests held by the Company for the benefit of the Sellers (the "Contingent Payment Properties"). Amounts payable in respect of such liabilities would generally be payable as follows: (i) out of certain reserves established on the Company's balance sheet at December 31, 1994; (ii) either by offset against the amounts payable under the $11.5 million in notes payable by the Company to the Sellers or from amounts held in an account (the "Contingent Payment Account") established for the deposit of proceeds from the Contingent Payment Properties; and (iii) in certain circumstances and subject to specified limitations, out of the personal assets of the Sellers. To the extent that liabilities exceed proceeds from the Contingent Payment Properties, the Company would be limited, for a ten-year period, principally to its rights of offset against the Seller's notes to cover such liabilities.

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

5. EARNINGS PER SHARE

     Computational amounts for earnings per share are as follows:

                                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                                      --------------------------      --------------------------
                                                                         2000            1999            2000            1999
                                                                      ----------      ----------      ----------      ----------

     Net loss                                                         $  (13,358)     $  (14,567)     $  (28,819)     $  (38,948)
                                                                      ==========      ==========      ==========      ==========

     Earnings per Share - Basic and Diluted:
         Weighted average number of common shares outstanding             11,538          11,515          11,534          11,513
                                                                      ----------      ----------      ----------      ----------
         Net loss per share                                           $    (1.16)     $    (1.27)     $    (2.50)     $    (3.38)
                                                                      ==========      ==========      ==========      ==========


6. DISPOSITION OF COAGULANT CHEMICALS BUSINESS

     On August 21, 2000, the Company sold its coagulant business and transferred to the buyer fixed assets, including plants in Spokane, Washington and Savannah, Georgia, certain technology-related assets and liabilities associated with the Spokane operations, and all assets and liabilities of the Savannah operations, including $1.9 million of cash and notes payable of $8.0 million. The Company received cash of $0.9 million as payment for Spokane. This transaction did not have a material impact on the Company's statements of operations or cash flows.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Revenues. Revenues increased by $12.5 million or approximately 17% to $87.4 million for the three months ended September 30, 2000, as compared to the three months ended September 30, 1999. The increase in revenues was primarily attributable to higher electrochemical unit ("ECU") prices. ECU prices were approximately 45% higher during the third quarter of 2000 versus the third quarter of 1999.

     Cost of Sales. Cost of sales increased $8.8 million or approximately 12% for the three months ended September 30, 2000, as compared to the same period in 1999, principally due to an $8.9 million increase in power costs.

     Gross Profit (Loss). During the third quarter of 2000, gross profit increased by $3.7 million as a result of higher ECU sales prices, partially offset by the cost of sales increase discussed above. Gross profit margin for the third quarter of 2000 was 4%, as compared to a small negative margin in the same period of 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $2.7 million for the three months ended September 30, 2000, primarily as a result of overhead expense reductions and lower amortization costs.

     Interest Expense, Net. Interest expense, net increased in 2000 primarily as a result of interest incurred on revolving credit balances and higher variable interest rates in 2000 as compared to 1999.

     Other Income (Expense), Net. Other income (expense), net for the quarter ended September 30, 2000 was $2.6 million less than the year-ago period. This reduction was primarily due to one-time refunds and credits received in the third quarter of 1999.

     Net Loss. Due to the factors described above, net loss for the three months ended September 30, 2000 was $13.4 million, compared to a net loss of $14.6 million for the same period in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues. Revenues increased by $46.0 million, or approximately 21%, to $260.8 million for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999. ECU prices were approximately 35% higher during the first nine months of 2000 versus the same period in 1999. Sales volumes during the first nine months of 2000 were also higher than the same period in 1999.

     Cost of Sales. Cost of sales increased $31.2 million, or approximately 15%, for the nine months ended September 30, 2000, as compared to the same period in 1999. $10.9 million of this increase was due to the absence of the gain resulting from the modification of the Company's retiree health care benefits that occurred during the first quarter of 1999. The remaining increase in cost of sales was principally due to a $15.9 million increase in power costs and greater sales volume.

     Gross Profit (Loss). Gross profit increased $14.8 million, resulting in a gross profit margin of 10% in 2000 compared to 6% in 1999, primarily as a result of the ECU pricing increase, partially offset by the cost of sales increase discussed above.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1.4 million, or approximately 4%, for the nine months ended September 30, 2000. Decreases related to overhead expense reductions were partially offset by an increase of $1.6 million due to the absence of the modification of the Company's retiree health care benefits referred to above.

     Interest Expense, Net. Interest expense, net increased in 2000, primarily as a result of interest incurred on revolving credit balances and higher variable interest rates in 2000 as compared to 1999.

     Other Income (Expense), Net. Other income (expense), net increased from $1.6 million for the nine months ended September 30, 1999 to $3.9 million for the nine months ended September 30, 2000. The 2000 amount was primarily the result of a $3.3 million gain from the sale of certain excess property.

     Net Loss. Due to the factors described above, the net loss for the nine months ended September 30, 2000 of $28.8 million, decreased from a net loss of $38.9 million for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Revolving Facility. In September 1999, the Company entered into a $50.0 million three-year revolving credit facility with Congress Financial Corporation (Southwest) (the "Revolving Facility") that replaced an existing $50.0 million revolving credit facility. The Revolving Facility provides for revolving loans in an aggregate amount up to $50.0 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which, together with certain other collateral, secure borrowings under the facility. The total borrowing base at September 30, 2000 of $45.6 million was subject to a reserve of $5.0 million until the Company's ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to fixed charges, as defined, exceeds 1.15:1 for a period of two consecutive quarters unless Congress Financial Corporation (Southwest) waives this provision. As of September 30, 2000, there were letters of credit outstanding of $3.7 million and loans outstanding of $26.2 million.

     Financial Leverage and Covenants. As of September 30, 2000, the Company had $601.0 million of long-term debt outstanding. While the majority of the Company's debt is due in 2006 and 2007, the Company is required to make certain scheduled payments each year. The degree to which the Company is indebted could have important consequences including, but not limited to:

     o limitations on the ability to obtain additional financing in the future for working capital, capital expenditures, general corporate purposes and other purposes, if needed;

     o the allocation of a substantial portion of cash flow from operations to cover cash interest requirements, thereby limiting the funds available for operations and any future business opportunities; and

     o increasing the Company's vulnerability to a downturn in its business or the economy.

     Pioneer's cash requirements include payments of interest on the notes issued in connection with the acquisition of Pioneer Corporation of America ("PCA") and its subsidiaries as they existed on April 20, 1995, the date they were acquired by the Company. PCA is restricted in paying dividends to the Company or funding cash to unrestricted subsidiaries, as defined, to the sum of $5.0 million plus 50% of the cumulative consolidated net income of PCA since June 1997. As of September 30, 2000, no distributions were allowable under this covenant. However, the Company believes that the existing cash balances of Pioneer and its unrestricted subsidiaries will be sufficient to fund future required interest payments and other cash requirements until such time that PCA's cumulative consolidated net income is positive.

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

     Annualized cash interest of approximately $54.0 million is payable on the Company's long-term debt. The Company believes that existing cash balances, cash flow from current and anticipated future levels of operations, asset dispositions and the availability under the Revolving Facility should be adequate to make the required payments of principal and interest on outstanding indebtedness, as well as to fund its future capital expenditures and working capital requirements. However, if cash flows from higher prices do not materialize as anticipated, or sales volumes decrease significantly, or power costs significantly increase from current levels, additional liquidity is likely to be required. There can be no assurances that the Company would be successful in acquiring such liquidity.

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

     Net Cash Flows From Operating Activities. During the first nine months of 2000, the Company had cash flow of $7.8 million from operating activities, primarily attributable to normal operations.

     Net Cash Flows Used in Investing Activities. Cash used in investing activities during the first nine months of 2000 totaled $9.9 million for capital expenditures related to property, plant and equipment, partially offset by proceeds received from asset disposals.

     Net Cash Flows Provided by Financing Activities. Financing activities during the first nine months of 2000 generated approximately $3.2 million, primarily from net borrowings under the Revolving Facility of $5.0 million, partially offset by scheduled payments on long-term debt.

     Working Capital. Working capital decreased $4.7 million to $6.0 million at September 30, 2000 from $10.7 million at December 31, 1999. This decrease was primarily due to a $4.7 million increase in accrued liabilities due to the timing of interest payments and the reclassification to Current Portion of Long-Term Debt of a $4.5 million note due July 31, 2001 associated with the purchase of a portion of the Company's downstream bleach operations in 1996. Partially offsetting the aforementioned changes was an $8.0 million reduction in current portion of long-term debt due to the disposition of the coagulant chemical businesses discussed in Note 6 of Notes to Consolidated Financial Statements.

ACCOUNTING CHANGES

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and in June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is required to adopt the provisions of SFAS No. 133 and SFAS No. 138 on January 1, 2001. Management does not believe the adoption of SFAS No. 133 and SFAS No. 138 will have a material effect on the Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk disclosures set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 have not changed significantly through the nine months ended September 30, 2000.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

          27   Financial Data Schedule.

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        PIONEER COMPANIES, INC.




November 8, 2000                        By:  /s/ Philip J. Ablove
                                             --------------------
                                             Philip J. Ablove
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27                     Financial Data Schedule