Form 10-K405
period 2000-12-31
PIONEER COMPANIES INC
filed 2001-04-13
CIK 830141

SEC 1344    PERSONS WHO POTENTIALLY ARE TO RESPOND      ------------------------
(7-2000)    TO THE COLLECTION OF INFORMATION CON-            OMB APPROVAL
Previous    TAINED IN THIS FORM ARE NOT REQUIRED        ------------------------
versions    TO RESPOND UNLESS THE FORM DISPLAYS          OMB Number: 3235-0058
obsolete    A CURRENTLY VALID OMB CONTROL NUMBER.       ------------------------
                                                        Expires January 31, 2002
                                                        ------------------------
                                                        Estimated average burden
                                                        hours per response..2.50
                                                        ------------------------
                     UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION             ------------------------
               WASHINGTON, D.C. 20549                       SEC FILE NUMBER
                                                        ------------------------
                    FORM 12b-25                              CUSIP NUMBER
                                                        ------------------------
            NOTIFICATION OF LATE FILING
                                                                1-9859


(Check One):
[X] Form 10-K   [ ] Form 20-F   [ ] Form 11-K   [ ] Form 10-Q
[ ] Form N-SAR

For Period Ended: December 31, 2000
                  ------------------
[ ] Transition Report on Form 10-K
[ ] Transition Report on Form 20-F
[ ] Transition Report on Form 11-K
[ ] Transition Report on Form 10-Q
[ ] Transition Report on Form N-SAR
For the Transition Period Ended:
                                 ------------------

  Read Attached Instruction Sheet Before Preparing Form. Please Print or Type.

    Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

    If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates:

--------------------------------------------------------------------------------

                                     PART I
                             REGISTRANT INFORMATION


    Full name of registrant    Pioneer Companies, Inc.
                            ----------------------------------------------------
    Former name if applicable
                              --------------------------------------------------

    Address of principal executive office (Street and number)

                       700 Louisiana, Street, Suite 4300
            --------------------------------------------------------

    City, state and zip code         Houston, Texas 77002
                             ---------------------------------------------------

                                    PART II
                            RULES 12b-25(b) AND (c)

    If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate.)

       (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

       (b) The subject annual report, semi-annual report, transition report on Form 10-K, 10-KSB, Form 20-F, 11-K, Form N-SAR, or portion thereof
[X] will be filed on or before the 15th calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, 10-QSB, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

       (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

                                    PART III
                                   NARRATIVE

    State below in reasonable detail the reasons why Forms 10-K, 10-KSB, 11-K, 20-F, 10-Q, 10-QSB, N-SAR or the transition report or portion thereof, could not be filed within the prescribed time period. (Attach extra sheets if needed.)

         As indicated in reports on Form 8-K filed on December 19, 2000, and January 8, 2001, the Registrant has defaulted in the payment of principal and interest that is due under outstanding credit obligations, and it is developing a financial restructuring plan. It has also entered into discussions with senior creditors, and its senior officers and other personnel have been required to devote time and attention to the due diligence efforts by representatives of the creditors. The structure of the Registrant's financial restructuring plan has been provided to such representatives, and discussions during the next two weeks will determine whether there is the basis for a successful restructuring.

         The Registrant has issued a press release containing material operating and financial data for the year ended December 31, 2000. However, the significant uncertainties surrounding the basis of a restructuring plan and its implementation have delayed the final determination of the Registrant's asset carrying values and tax attributes. In addition, the Registrant's staff has devoted significant efforts to the development of the restructuring plan. As a result, the Registrant has been unable to complete the preparation of the annual report on Form 10-K for the year ended December 31, 2001, in a timely manner.

                                    PART IV
                               OTHER INFORMATION

    (1) Name and telephone number of person to contact in regard to this notification.

Kent R. Stephenson                               713-570-3257
--------------------------------------------------------------------------------
     (Name)                                 (Area Code)       (Telephone Number)

    (2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s).
                                                             [X] Yes      [ ] No

    (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

                                                             [X] Yes      [ ] No

     If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

     The Registrant's operating loss for the year ended December 31, 2000, was approximately $11.5 million, compared to an operating loss of $38.8 million for the prior year. Revenues in 2000 were $341.5 million, compared to 1999 revenues of $296.6 million. Cost of sales in 2000 increased to $309.6 million from $285.5 million in 1999, while selling, general and administrative expenses decreased to $43.4 million from $49.6 million. Sharply higher energy costs in 2000 hampered the expected earnings recovery from the results of historically low prices in 1999 for chlorine and caustic soda, the Registrant's principal products.

                            Pioneer Companies, Inc.
--------------------------------------------------------------------------------
                  (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.


Date:        04/02/2001         By: Kent R. Stephenson
      ------------------------     ---------------------------------------------
                                    Kent R. Stephenson, Vice President

INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.

                                   ATTENTION

    INTENTIONAL MISSTATEMENTS OR OMISSIONS OF FACT CONSTITUTE FEDERAL CRIMINAL VIOLATIONS (SEE 18 U.S.C. 1001).



                             GENERAL INSTRUCTIONS

1. This form is required by Rule 12b-25 (17 CFR 240.12b-25) of the General Rules and Regulations under the Securities Exchange Act of 1934.

2. One signed original and four conformed copies of this form and amendments thereto must be completed and filed with the Securities and Exchange Commission, Washington, D.C. 20549, in accordance with Rule 0-3 of the General Rules and Regulations under the Act. The information contained in or filed with the form will be made a matter of public record in the Commission files.

3. A manually signed copy of the form and amendments thereto shall be filed with each national securities exchange on which any class of securities of the registrant is registered.

4. Amendments to the notifications must also be filed on form 12b-25 but need not restate information that has been correctly furnished. The form shall be clearly identified as an amended notification.

5. Electronic Filers. This form shall not be used by electronic filers unable to timely file a report solely due to electronic difficulties. Filers unable to submit a report within the time period prescribed due to difficulties in electronic filing should comply with either Rule 201 or Rule 202 of Regulation S-T (Section 232.201 or Section 232.202 of this chapter) or apply for an adjustment in filing date pursuant to Rule 13(b) of Regulation S-T (Section 232.13(b) of this Chapter).

                                    12b25-2

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

    On March 30, 2001, there were outstanding 10,678,893 shares of the Company's Class A Common Stock, $.01 par value. The aggregate market value of the Company's voting stock held by non-affiliates of the Company is $2,476,584 based on the closing price for the Class A Common Stock in consolidated trading on March 30, 2001.

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

    Portions of the proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            PIONEER COMPANIES, INC.

                               TABLE OF CONTENTS
                       ANNUAL REPORT ON FORM 10-K FOR THE
                          YEAR ENDED DECEMBER 31, 2000

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.   Business....................................................     1
Item 2.   Properties..................................................     7
Item 3    Legal Proceedings...........................................     9
Item 4.   Submission of Matters to a Vote of Security Holders.........     9
Item 4a.  Executive Officers of the Registrant........................     9

                                   PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................    11
Item 6.   Selected Financial Data.....................................    12
Item      Management's Discussion and Analysis of Financial Condition
  7.....  and Results of Operations...................................    13
Item 7a.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................    20
Item 8.   Financial Statements and Supplementary Data.................    21
Item      Changes in and Disagreements with Accountants on Accounting
  9.....  and Financial Disclosure....................................    48

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........    48
Item 11.  Executive Compensation......................................    48
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................    48
Item 13.  Certain Relationships and Related Transactions..............    48

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................    48

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

     Certain statements in this Form 10-K are "forward looking statements' within the meaning of the Securities Litigation Reform Act. Forward looking statements relate to matters that are not historical facts. Such statements involve risks and uncertainties, including, but not limited to, the Company's high financial leverage, the status and possible outcomes of restructuring efforts, global economic conditions, Company and industry production problems, competitive prices, the cyclical nature of the markets for many of the Company's products and raw materials, and other risks and uncertainties discussed in detail. Actual outcomes may vary materially from those indicated by the forward looking statements.

ITEM 1. BUSINESS.

     Pioneer manufactures and markets chlorine and caustic soda and several related products. Pioneer conducts its primary business through its operating subsidiaries: Pioneer Americas, Inc. (formerly known as Pioneer Chlor-Alkali Company, Inc.) ("PAI"), and PCI Chemicals Canada Inc. ("PCI Canada"). In August 2000 Pioneer completed the disposal of substantially all of the assets of two former operating subsidiaries, Kemwater North America Company ("KNA") and KWT, Inc. ("KWT," and together with KNA, "Kemwater").

     Pioneer owns and operates five chlor-alkali plants in North America with aggregate production capacity of approximately 950,000 electrochemical units ("ECUs," each consisting of 1 ton of chlorine and 1.1 tons of caustic soda), as well as certain related product manufacturing facilities. Management believes that Pioneer is one of the six largest chlor-alkali producers in North America, with approximately 6% of North American production capacity. In addition to its chlor-alkali capacity, Pioneer manufactures hydrochloric acid, bleach, sodium chlorate and other products.

     As of December 31, 2000, Interlaken Investment Partners, L.P., a Delaware limited partnership (the "Interlaken Partnership") beneficially owned approximately 34.9% of the voting power of Pioneer and William R. Berkley (who may be deemed to beneficially own all shares of Pioneer common stock held by the Interlaken Partnership) beneficially owned approximately 59.8% of the voting power of Pioneer.

     Pioneer's five chlor-alkali production facilities are located in Becancour, Quebec; Tacoma, Washington; St. Gabriel, Louisiana; Henderson, Nevada; and Dalhousie, New Brunswick. The five facilities produce chlorine and caustic soda for sale in the merchant markets and for use as raw materials in the manufacture of downstream products. The Becancour and Henderson facilities also produce hydrochloric acid and bleach, and the Tacoma facility also produces hydrochloric acid and calcium chloride. The Dalhousie facility also produces sodium chlorate. During 2000 Pioneer's U.S. plants faced substantially higher energy costs, and in March 2001 Pioneer announced a fifty percent curtailment in the capacity of the Tacoma plant due to an inability to obtain sufficient power at reasonable prices.

     Pioneer also operates three bleach production and chlorine repackaging facilities in California and Washington, and distributes these products to municipalities and selected commercial markets in the western United States through various distribution channels. All of the chlorine and caustic soda used as raw materials at these facilities is supplied by the Henderson and Tacoma chlor-alkali facilities. Additional production units at Cornwall, Ontario produce hydrochloric acid, bleach, chlorinated paraffins sold under the brand name Cereclor(R), and proprietary pulping additives, PSR 2000(R) and IMPAQT(R).

     No material gain or loss was recognized upon completion of the sale of the Kemwater assets. Kemwater manufactured and supplied polyaluminum chlorides to certain potable and waste water markets in the United States. The products were used primarily to remove solids from waste water streams and to control hydrogen sulfide emissions. Kemwater also manufactured and marketed aluminum sulfate to the waste water and pulp and paper industries. Also in 2000, an unusual charge of $0.9 million was recorded, relating to the disposition of Kemwater's alum coagulant business at Antioch, California. In early 1999, Kemwater sold its iron chlorides business, which was located in the western U.S. This disposal resulted in a pretax loss of approximately $0.9 million.

  Debt Restructuring

     In December 2000 the Company's subsidiary, PCA, delayed making payments on various debt obligations due to lack of sufficient liquidity. As a result, at December 31, 2000 Pioneer was not in compliance with the terms of certain of its debt agreements. Accordingly, $597.7 million of debt outstanding under various agreements is classified as a current liability on the Company's consolidated balance sheet. Pioneer's cash flows and liquidity have been substantially reduced due to the steep decline in ECU prices in 1999 and extraordinarily high power costs in 2000. Decreased liquidity warranted the suspension of debt service in favor of funding ongoing operations. Pioneer is developing a comprehensive financial restructuring program for which it will solicit the consent of its lenders at the earliest practical time. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources."

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

  Employees

     As of December 31, 2000, Pioneer had 895 employees. Ninety of Pioneer's employees at the Henderson, Nevada plant are covered by collective bargaining agreements with the United Steelworkers of America and with the International Association of Machinists and Aerospace Workers that are in effect until March 13, 2004, and 112 of Pioneer's employees at the Tacoma facility are covered by collective bargaining agreements with the International Chemical Workers Union Council and the International Operating Engineers that are both in effect until June 11, 2003. At Pioneer's Becancour facility, 137 employees are covered by collective bargaining agreements with the Energy and Paper Workers Union that are in effect until April 30, 2006, and 32 employees at Pioneer's Cornwall facility are represented by the United Steelworkers Union, with a collective bargaining agreement that expires on October 31, 2002. Ten employees at Pioneer's Tacoma bleach facility are covered by a collective bargaining agreement with the Teamsters Union that is in effect until December 1, 2002. Pioneer is currently negotiating a collective bargaining agreement with 60 employees at the Dalhousie facility who are members of the Communication, Energy and Paperworkers Union of Canada. Pioneer's employees at other production facilities are not covered by union contracts or collective bargaining agreements. Pioneer considers its relationship with its employees to be good and it has not experienced any strikes or work stoppages.

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

     Water Quality. Pioneer maintains waste water discharge permits for many of its facilities pursuant to the federal Water Pollution Control Act of 1972, as amended, and comparable state laws. Where required, Pioneer has also applied for permits to discharge stormwater under such laws. In order to meet the discharge requirements applicable to stormwater, it will be necessary to modify surface drainage or make other changes at certain plants. Pioneer has spent approximately $0.4 million during the combined 1998 through 2000 period for modifications to the stormwater system at the Henderson plant, and believes that any additional costs associated with stormwater discharge at Henderson and its other plants will not have a material adverse effect on Pioneer's financial condition, liquidity or operating results. The various states in which Pioneer operates also have water pollution control statutes and regulatory programs which include groundwater and surface water protection provisions. The requirements of these laws vary and are generally implemented through a state regulatory agency. These water protection programs typically require site discharge permits, spill notification and prevention and corrective action plans. At several of Pioneer's facilities and at certain sites where operations have been discontinued, investigations or remediations are underway, and at some of these locations regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources. Pioneer could be required to incur additional costs to construct and operate remediation systems in the future. In addition, at several of its facilities, Pioneer is in the process of replacing or closing ponds used for the collection of wastewater. Pioneer plans to spend approximately $1.5 million during the next three years on improvements to discontinue the use of three chlor-alkali waste water disposal ponds at its Henderson plant, replacing them with systems to recycle wastewater.

     Hazardous and Solid Wastes. Pioneer's manufacturing facilities generate hazardous and non-hazardous solid wastes which are subject to the requirements of the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA has adopted regulations banning the land disposal of certain hazardous wastes unless the wastes meet defined treatment or disposal standards, including certain mercury-containing wastes generated by Pioneer's St. Gabriel plant. In response to these regulations, the St. Gabriel plant has substantially reduced the quantity of wastes that are subject to the land ban through the installation of an in-plant treatment system that reduces the level of mercury in its wastes below the hazardous classification. In 1999, the facility applied for and received a "Determination of Equivalency" from the EPA for its mercury recovery/treatment process. Pioneer's disposal costs could increase substantially if its present disposal sites become unavailable due to capacity or regulatory restrictions. Pioneer presently believes, however, that its current disposal arrangements, together with the mercury recovery/treatment system and less stringent land disposal restrictions resulting from the "Determination of Equivalency," will allow Pioneer to continue to dispose of land-banned wastes with no material adverse effect on it.

     Superfund. In the ordinary course of Pioneer's operations, substances are generated that fall within the definition of "hazardous substances," and Pioneer is the owner or operator of several sites at which hazardous substances have been released into soil or groundwater. Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, regulatory agencies or third parties may incur costs to investigate or remediate such conditions and seek reimbursement from Pioneer for such costs. However, no investigations or remedial activities are currently being conducted under CERCLA by third parties at any of Pioneer's facilities, with the exception of the Tacoma facility, where the activities are covered by an indemnity from the previous owner. Such activities are being carried out at certain facilities under the other statutory authorities discussed above pursuant to provisions of indemnification agreements protecting Pioneer from liability.

  CANADIAN ENVIRONMENTAL LAWS

     General. Pioneer's Canadian facilities are governed by federal environmental laws administered by Environment Canada and by provincial environmental laws enforced by administrative agencies. Many of these laws are comparable to the U.S. laws described above. In particular, the Canadian environmental laws generally provide for control and/or prohibition of pollution, for the issuance of certificates of authority or certificates of authorization which permit the operation of regulated facilities and prescribe limits on the discharge of pollutants, and for penalties for the failure to comply with applicable laws. These laws include the substantive areas of air pollution, water pollution, solid and hazardous waste generation and disposal, toxic substances, petroleum storage tanks, protection of surface and subsurface waters, and protection of other natural resources. However, there is no Canadian law similar to CERCLA that would make a company liable for legal off-site disposal.

     The Canadian Environmental Protection Act ("CEPA") is the primary federal statute which governs environmental matters throughout the provinces. The federal Fisheries Act is the principal federal water pollution control statute. This law would apply in the event of a spill of caustic soda or another deleterious substance that adversely impacts marine life in a waterway. The Becancour, Dalhousie and Cornwall facilities are all adjacent to major waterways and are therefore subject to the requirements of this statute. The Chlor-Alkali Mercury Release Regulations and the Chlor-Alkali Mercury Liquid Effluent Regulations, adopted under the CEPA, regulate the operation of the Dalhousie facility. In particular, these regulations provide for the quantity of mercury a chlor-alkali plant may release into the ambient air and the quantity of mercury that may be released with liquid effluent. Pioneer believes it has operated and is currently operating in compliance with these statutes.

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

     In connection with the 1988 acquisition of the St. Gabriel and Henderson properties by the Predecessor Company, the sellers agreed to indemnify the Predecessor Company with respect to, among other things, certain environmental liabilities associated with historical operations at the Henderson site. ZENECA Delaware Holdings, Inc. and ZENECA, Inc. (collectively, the "ZENECA Companies") have assumed the indemnity obligations. In general, Pioneer is indemnified against environmental costs which arise from or relate to pre-closing actions which involved disposal, discharge or release of materials resulting from the former agricultural chemical and other non-chlor-alkali manufacturing operations at the Henderson plant. The ZENECA Companies are also responsible for costs arising out of the pre-closing actions at the Basic Complex. Under the ZENECA Indemnity, Pioneer may only recover indemnified amounts for environmental work to the extent that such work is required to comply with environmental laws or is reasonably required to prevent an interruption in the production of chlor-alkali products. Pioneer is responsible for environmental costs relating to the chlor-alkali manufacturing operations at the Henderson plant, both pre- and post-acquisition, for certain actions taken without ZENECA's consent and for certain operation and maintenance costs of the groundwater treatment system at the facility.

     Payments for environmental liabilities under the ZENECA Indemnity, together with other non-environmental liabilities for which the ZENECA Companies agreed to indemnify Pioneer, cannot exceed approximately $65 million. To date Pioneer has been reimbursed for approximately $12 million of costs covered by the ZENECA Indemnity, but the ZENECA Companies may have directly incurred additional costs that would further reduce the total amount remaining under the ZENECA Indemnity. In 1994, Pioneer recorded a $3.2 million environmental reserve related to pre-closing actions at sites that are the responsibility of ZENECA. At the same time a receivable was recorded from ZENECA for the same amount. It is Pioneer's policy to record such amounts when a liability can be reasonably estimated. In 2000, based on the results of a third party environmental analysis, the $3.2 million environmental reserve and offsetting receivable were adjusted to the discounted future cash flows for estimated environmental remediation, which was $2 million.

     The ZENECA Indemnity continues to cover claims after the April 20, 1999 expiration of the term of the indemnity to the extent that, prior to the expiration of the indemnity, proper notice to the ZENECA Companies was given and either the ZENECA Companies have assumed control of such claims or Pioneer was contesting the legal requirements that gave rise to such claims, or had commenced removal, remedial or maintenance work with respect to such claims, or commenced an investigation which resulted in the commencement of such work within ninety days. Management believes proper notice was provided to the ZENECA Companies with respect to outstanding claims under the ZENECA Indemnity, but the amount of such claims has not yet been determined given the ongoing nature of the environmental work at Henderson. Pioneer believes that the ZENECA Companies will continue to honor their obligations under the ZENECA Indemnity for claims properly presented by Pioneer. It is possible, however, that disputes could arise between the parties concerning the effect of contractual language and that Pioneer would have to subject its claims for cleanup expenses, which could be substantial, to the contractually-established arbitration process.

     Sellers' Indemnity. In connection with the 1995 transaction pursuant to which the Company acquired all of the outstanding common stock and other equity interests of the Predecessor Company from the holders of those interests (the "Sellers"), the Sellers agreed to indemnify Pioneer and its affiliates for certain environmental remediation obligations, arising prior to the closing date from or relating to certain plant sites or arising before or after the closing date with respect to certain environmental liabilities relating to certain properties and interests held by Pioneer for the benefit of the Sellers (the "Contingent Payment Properties"). Amounts payable in respect of such liabilities would generally be payable as follows: (i) out of certain reserves established on the Predecessor Company's balance sheet at December 31, 1994; (ii) either by offset against the amounts payable under the $11.5 million in notes payable by Pioneer to the Sellers, or from amounts held in an account (the "Contingent Payment Account") established for the deposit of proceeds from the Contingent Payment Properties; and (iii) in certain circumstances and subject to specified limitations, out of the personal assets of the Sellers. To the extent that liabilities exceeded proceeds from the Contingent Payment Properties, the Company would be limited, for a ten-year period, principally to its rights of offset against the Sellers' notes to cover such liabilities.

     In 1999 disputes arose between Pioneer and the Sellers as to the proper scope of the indemnity. During June 2000, Pioneer and the Sellers effected an agreement, pursuant to which Pioneer, in exchange for cash and other consideration, relieved the Sellers from their environmental indemnity obligations and agreed to transfer to the Sellers the record title to the Contingent Payment Properties and the $800,000 remaining cash balance in the Contingent Payment Account that was determined to be in excess of anticipated environmental liability. The cash balance in the Contingent Payment Account at the time of this transaction was $6.1 million. This cash balance was not previously reflected on Pioneer's balance sheet since a right of setoff existed.

     A third-party environmental analysis that was performed on all of Pioneer's sites subject to the indemnity provided the basis for the anticipated environmental liability. Pioneer then adjusted the remediation reserve on its balance sheet to the discounted future cash flows for estimated environmental remediation. As a result of the above transaction and the new environmental analysis, Pioneer reported a pre-tax gain of $1.8 million during the second quarter of 2000, which was reflected as a reduction of cost of sales.

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

     PCI Canada Acquisition Indemnity. In connection with the acquisition by Pioneer of the assets of PCI Canada in 1997, Imperial Chemical Industrials PLC ("ICI") and its affiliates (together the "ICI Indemnitors") agreed to indemnify Pioneer for certain liabilities associated with environmental matters arising from pre-closing operations of the Canadian facilities. In particular, the ICI Indemnitors will retain unlimited responsibility for environmental liabilities associated with the Cornwall site, liabilities arising out of the discharge of contaminants into rivers and marine sediments and liabilities arising out of off-site disposal sites. The ICI Indemnitors are also subject to a general environmental indemnity for other pre-closing environmental matters. This indemnity will terminate on October 31, 2007, and is subject to a limit of $25 million (Cdn). Pioneer may not recover under the environmental indemnity until it has incurred cumulative costs of $1 million (Cdn), at which point Pioneer may recover costs in excess of $1 million (Cdn). As of December 31, 2000, Pioneer had incurred no cumulative costs towards the $25 million (Cdn) indemnity.

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

ITEM 2. PROPERTIES.

  Facilities

     The following table sets forth certain information regarding Pioneer's principal production, distribution and storage facilities as of March 31, 2001. All property is owned by Pioneer unless otherwise indicated.

            LOCATION                      MANUFACTURED PRODUCTS
            --------                      ---------------------
Becancour, Quebec................   Chlorine and caustic soda
                                    Hydrochloric acid
                                    Bleach
                                    Hydrogen
Tacoma, Washington...............   Chlorine and caustic soda
                                    Hydrochloric acid
                                    Calcium chloride
                                    Hydrogen
St. Gabriel, Louisiana...........   Chlorine and caustic soda
                                    Hydrogen
Henderson, Nevada................   Chlorine and caustic soda
                                    Hydrochloric acid
                                    Bleach
                                    Hydrogen
Dalhousie, New Brunswick.........   Chlorine and caustic soda
                                    Sodium chlorate
                                    Hydrogen
Cornwall, Ontario*...............   Bleach
                                    Cereclor(R) chlorinated paraffin
                                    PSR 2000(R) pulping additive
                                    IMPAQT(R) pulping additive
Tracy, California*...............   Bleach
                                    Chlorine repackaging
Santa Fe Springs, California*....   Bleach
                                    Chlorine repackaging
Tacoma, Washington...............   Bleach
                                    Chlorine repackaging

---------------

*  Leased property

     Corporate headquarters for Pioneer is located in leased office space in Houston, Texas under a lease terminating in 2006. Pioneer also leases office space in Montreal, Quebec under a lease terminating in 2003 and owns a technology center in Mississauga, Ontario located on 1.2 acres of land in the Sheridan Park Research Center near Toronto, Ontario, which conducts applications research, particularly with respect to pulp and paper process technology.

     The acquisition of the chlor-alkali facility in Tacoma was financed with a portion of the proceeds of a nine and one-half year $100 million term facility provided to PCA (the "PCA Term Facility"), and with a portion of the proceeds of a $200 million offering of 9 1/4% Senior Secured Notes due 2007 issued by PCA (the "Senior Notes"). The Senior Notes and obligations outstanding under the PCA Term Facility are secured by first mortgages on PAI's Tacoma, St. Gabriel and Henderson facilities. The acquisition of the PCI Canada facilities was financed with the proceeds of a nine and one-quarter year $83 million term facility provided to Pioneer Americas (the "PCI Canada Term Facility"), and with the proceeds of a $175 million offering of 9 1/4% Senior Secured Notes due 2007 issued by PCI Canada (the "PCI Canada Senior Notes"). The PCI Canada Senior Notes and obligations outstanding under the PCI Canada Term Facility are secured by liens on and security interests in substantially all tangible and intangible property and assets used in PCI Canada's business in Canada. See further discussion regarding the status of the Senior Notes and the PCI Canada Senior Notes at "Managements Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 10 to the Consolidated Financial Statements.

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

     Tacoma, Washington. The Tacoma plant is located on a 31-acre site which is part of an industrial complex on the Hylebos Waterway in Tacoma, Washington. The plant was upgraded and expanded in the late 1970s and in 1988. The site has rail facilities as well as docks capable of handling ocean-going vessels. Annual capacity is currently 225,000 tons of chlorine, 247,500 tons of caustic soda, 44,000 tons of hydrochloric acid and 8,800 tons of calcium chloride. In March 2001 Pioneer announced that the capacity of the Tacoma plant is being reduced by fifty percent in response to high power costs in the Pacific Northwest.

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

     Henderson, Nevada. The Henderson plant is located on a 374-acre site near Las Vegas, Nevada. Approximately 70 acres are developed and used for production facilities. The original plant, which began operation in 1942, was upgraded and rebuilt in 1976-1977. Annual production capacity at the plant is 152,000 tons of chlorine, 167,200 tons of caustic soda and 130,000 tons of hydrochloric acid. In addition, the plant produces bleach. The Henderson plant is part of an industrial complex shared with three other manufacturing companies. Common facilities and property are owned and managed by subsidiaries of Basic Management, Inc. ("BMI"), which provide common services to the four site companies. BMI's facilities include extensive water and high voltage power distribution systems and access roads.

     Dalhousie, New Brunswick. The Dalhousie facility is located on a 36-acre site along the north shore of New Brunswick on the Restigouche River. The facility consists of a chlor-alkali plant built in 1963 and expanded in 1971 and a sodium chlorate plant built in 1992. Annual production capacity is 36,000 tons of chlorine, 40,000 tons of caustic soda and 22,000 tons of sodium chlorate.

     Cornwall, Ontario. The Cornwall units are located on leased portions of a 36-acre site on the St. Lawrence River. The facilities consist of a bleach facility, Cereclor(R) chlorinated paraffin plant, a PSR 2000(R) pulping additive plant and an IMPAQT(R) pulping additive plant.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of 2000 to a vote of holders of Pioneer's Common Stock.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The names, ages and current offices of the executive officers of the Company, who are to serve until the next annual meeting of the Board of Directors to be held on May 23, 2001, are set forth below.

NAME AND AGE                                                 OFFICE
------------                                                 ------
Michael J. Ferris (56)...................   President and Chief Executive Officer
Philip J. Ablove (60)....................   Executive Vice President and Chief
                                            Financial Officer
G. Paul Donnini (48).....................   Vice President, Sales
James E. Glattly (54)....................   Vice President, Marketing
Pierre Prud'homme (42)...................   Vice President, Controller
David A. Scholes (55)....................   Vice President, Manufacturing
Kent R. Stephenson (51)..................   Vice President, General Counsel and
                                            Secretary
Roger A. Zampini (45)....................   Vice President, Supply Chain Management

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

     G. Paul Donnini has served as Vice President, Sales of the Company since March 2001. He was Vice President, Sales & Marketing -- East of the Company from June 1999 to March 2001, and Vice President,

Sales of PCI Canada from November 1997 to June 1999. He served as Vice President, Sales of the forest products division of ICI Canada Inc. prior to the acquisition of that business by the Company in 1997.

     James E. Glattly has served as Vice President, Marketing of the Company since March 2001. He was Senior Vice President, Sales & Marketing -- West of the Company from June 1999 to March 2001, and President of PAI from December 1996 to June 1999. He was Vice President, Sales and Marketing of the Predecessor Company and PAI from 1988 to 1996.

     Pierre Prud'homme has served as Vice President, Controller of the Company since November 2000. He was Vice President, Business Planning and Development of PCI Canada from October 1997 to November 2000. Prior to October 1997, Mr. Prud'homme was Controller of ICI Canada, after having served in various financial and marketing capacities.

     David A. Scholes has served as Vice President, Manufacturing of the Company since March 2001. He was Vice President, Manufacturing -- U.S. of the Company from November 1999 to March 2001, and Vice President -- Manufacturing of PAI from January 1997 to November 1999. Prior to joining the Company, he was manager of Occidental Chemical Corporation's Houston chemical complex.

     Kent R. Stephenson has served as Vice President, General Counsel and Secretary of the Company since June 1995, and as Vice President, General Counsel and Secretary of the Predecessor Company since 1993. Prior to joining the Predecessor Company, he was employed by Zapata Corporation, then an oil and gas services company.

     Roger A. Zampini has served as Vice President, Supply Chain Management of the Company since March 2001. He was Vice President, Logistics and Product Management from June 1999 to March 2001, and Vice President, Marketing and Logistics of PCI Canada from November 1997 to June 1999. He served as Vice President, Marketing and Logistics of the forest products division of ICI Canada Inc. prior to the acquisition of that business by the Company in 1997.

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

     The Company's Class A common stock was delisted from the NASDAQ SmallCap Market on January 12, 2001. This action occurred because the Company's Common Stock market capitalization no longer met the minimum amount required under NASDAQ's rules. The Company's Common Stock now trades on the NASD-regulated OTC Bulletin Board under the symbol "PIONA." There is no established trading market for Pioneer's Class B Common Stock. The price range for the Class A Common Stock, as adjusted to reflect the Reverse Stock Split and stock dividends, for each quarterly period for the last two fiscal years is shown in the following table:

                                                              HIGH     LOW
                                                              -----   -----
2000
Fourth Quarter..............................................  $4.22   $0.62
Third Quarter...............................................   5.12    3.81
Second Quarter..............................................   6.50    4.06
First Quarter...............................................   9.31    5.12
1999
Fourth Quarter..............................................  $7.13   $4.61
Third Quarter...............................................   7.13    4.21
Second Quarter..............................................   5.61    3.97
First Quarter...............................................   4.56    3.04

     Prices set forth in the table are as reported in the consolidated transaction reporting system.

     As of March 29, 2001, there were approximately 113 holders of record of the Class A Common Stock and there were two holders of record of the Class B Common Stock.

     No cash dividends have been declared or paid with respect to the Company's Common Stock during the three most recent fiscal years. Pursuant to the terms of certain debt instruments, there are restrictions on the ability of PCA to transfer funds to the Company, resulting in limitations on the Company's ability to declare dividends on its Common Stock. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 10 to the Consolidated Financial Statements. The Company issued 7% stock dividends on the Class A and Class B Common Stock in December 1999 and December 1998.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected historical financial data of Pioneer for the years ended December 31, 2000, 1999, 1998, 1997, and 1996. Certain amounts have been reclassified in prior years to conform to the current year presentation. Per share information for all periods presented reflects 7% stock dividends on the Class A and Class B Common Stock in 1999, 1998, 1997 and 1996. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                                             YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                2000        1999       1998     1997(1)      1996
                                                              ---------   --------   --------   --------   --------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Revenues..................................................  $ 341,481   $296,642   $384,688   $270,341   $208,908
  Cost of sales.............................................    309,570    285,909    301,793    207,906    150,464
                                                              ---------   --------   --------   --------   --------
  Gross profit..............................................     31,911     10,733     82,895     62,435     58,444
  Selling, general and administrative expenses..............     43,424     49,580     50,162     36,192     29,860
  Unusual charges...........................................         --         --      1,661      5,348         --
                                                              ---------   --------   --------   --------   --------
  Operating income (loss)...................................    (11,513)   (38,847)    31,072     20,895     28,584
  Interest expense, net.....................................    (56,328)   (51,927)   (50,521)   (28,987)   (19,212)
  Other income, net(2)......................................      3,309     14,176      1,755      1,907        887
                                                              ---------   --------   --------   --------   --------
  Income (loss) before income taxes and extraordinary
    items...................................................    (64,532)   (76,598)   (17,694)    (6,185)    10,259
  Income tax provision (benefit)(3).........................     41,031    (26,214)    (4,677)      (289)     5,859
                                                              ---------   --------   --------   --------   --------
  Income (loss) before extraordinary Item...................   (105,563)   (50,384)   (13,017)    (5,896)     4,400
  Extraordinary item, net of tax(4).........................         --         --         --    (18,658)        --
                                                              ---------   --------   --------   --------   --------
Net income (loss)...........................................  $(105,563)  $(50,384)  $(13,017)  $(24,554)  $  4,400
                                                              =========   ========   ========   ========   ========
Net income (loss) per share -- basic and diluted............  $   (9.15)  $  (4.38)  $  (1.14)  $  (2.15)  $   0.39
                                                              =========   ========   ========   ========   ========
Other Financial Data:
  Capital expenditures......................................  $  18,697   $ 28,318   $ 34,759   $ 28,091   $ 17,839
  Depreciation and amortization.............................     50,242     54,713     50,316     27,655     18,213
  Cash flows from operating activities......................     13,137    (52,349)    39,337     27,320     29,234
  Cash flows from investing activities......................    (15,819)   (15,159)   (34,424)  (354,682)   (25,120)
  Cash flows from financing activities......................      4,486     17,658     (2,264)   363,495         72
Balance Sheet Data:
  Total assets..............................................  $ 590,037   $680,606   $731,442   $753,672   $301,568
  Total long-term debt (exclusive of current maturities),
    and redeemable preferred stock(5).......................      9,586    600,223    589,668    592,366    161,103
  Stockholders' equity (deficiency in assets)...............   (132,324)   (26,702)    23,553     36,221     59,901
Additional Data:
  EBITDA(6).................................................  $  42,571   $ 31,583   $ 86,649   $ 55,805   $ 47,684

---------------

(1) The chlor-alkali facility in Tacoma was acquired in June 1997, and the business of PCI Canada was acquired in October 1997. The results of operations for the year ended December 31, 1997 include results from the respective acquisition dates through December 31, 1997.

(2) Other income in 1999 included a $12.0 million gain on the sale of Pioneer's 15% partnership interest in Saguaro Power Company ("Saguaro").

(3) Income taxes in 2000 includes a valuation allowance of $67.8 million reducing the deferred tax assets relating to net operating loss carryforwards. See Note 16 to the Consolidated Financial Statements included elsewhere herein.

(4) An extraordinary item of $18.7 million in 1997, net of an income tax benefit of $12.4 million, consisted primarily of the 20% premium paid on the face value of notes and the write-off of debt placement fees pertaining to debt refinanced by Pioneer concurrent with the acquisition of the Tacoma chlor-alkali facility.

(5) Because Pioneer is in default, $597.7 million of debt outstanding under various agreements is classified as a current liability on Pioneer's consolidated balance sheet. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

(6) EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, unusual charges and extraordinary items. It is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities and other combined income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of Pioneer's profitability or liquidity. Pioneer's calculation of EBITDA may not be consistent with similarly captioned amounts used by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion reviews Pioneer's operations for the years ended December 31, 2000, 1999 and 1998 and should be read in conjunction with the Pioneer's audited Consolidated Financial Statements and related notes thereto included elsewhere herein. Pioneer reports in US dollars and in accordance with accounting principles generally accepted in the United States of America.

     Pioneer has delayed making interest and principal payments required by various debt agreements due to insufficient liquidity. Pioneer is developing a comprehensive financial restructuring program for which it will solicit the consent of its lenders at the earliest practical time. Until the financial uncertainty surrounding Pioneer is removed and the new capital structure is in place, the reported financial information discussed herein may not be necessarily indicative of future operating results or future financial condition.

  Overview

     Pioneer manufactures and markets chlorine, caustic soda, hydrochloric acid and related products used in a variety of applications, including water treatment, plastics, pulp and paper, detergents, agricultural chemicals, pharmaceuticals, and medical disinfectants.

     Chlorine and caustic soda are the seventh and sixth most commonly produced chemicals, respectively, in the United States, based on volume, and are used in a wide variety of applications and chemical processes. Caustic soda and chlorine are co-products, concurrently produced in a ratio of approximately 1.1 to 1 through the electrolysis of salt water. An electrochemical unit ("ECU") consists of 1.1 tons of caustic soda and 1 ton of chlorine.

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

     During 1998 and 1999 supply of chlor-alkali products exceeded demand as a result of the Asian and South American financial crises and increased worldwide capacity. These conditions caused a severe downturn in the industry pricing cycle, reaching a 25-year industry low in the third quarter of 1999 and then moving up in the fourth quarter of 1999 and during the year in 2000. Average ECU netbacks in 2000 for Pioneer were $327 compared to $242 in 1999 and $336 in 1998. While the pricing cycle improved in 2000, demand for chlorine decreased dramatically in the second half primarily due to lower demand in the vinyl market. The weak demand for chlorine along with higher power prices caused industry operating rates to decline which reduced the availability of caustic soda. The short supply of caustic soda due to low production rates supported several price increases which more than offset the declining chlorine prices.

     During 2000, costs for power, a key raw material used for producing chlorine and caustic soda, increased dramatically and had a significant impact on Pioneer's operating rates and earnings. Power costs in 2000 were $18 million higher than in 1999. The Tacoma and St. Gabriel plants accounted for $12 million and $5 million, respectively, of the increase. St. Gabriel buys power on a firm contract tariff, which means that St. Gabriel's power supply cannot be reduced or cut-off except in the case of an emergency and the price fluctuates based on a formula which takes into account prices for various energy sources. The energy used to generate electricity is primarily natural gas. Natural gas prices increased significantly during 2000, averaging $3.56 per MMBTU in 2000 compared with an average of $2.27 in 1999. Extraordinarily high power costs in the Pacific Northwest have adversely effected the Tacoma plant, resulting in negative cash flow. In response, in March 2001 Pioneer announced that it was curtailing production operations by fifty-percent at the Tacoma plant to reduce negative cash flow. Pioneer is currently working to obtain power supply contracts that would begin in October 2001 and would reduce the price Pioneer would pay for power. Whether the reduction at Tacoma is temporary or permanent will depend on the results of the contract negotiations, which cannot be estimated at this time.

  Liquidity and Capital Resources

     Debt Restructuring. In December 2000, Pioneer delayed making payments on various debt obligations due to insufficient liquidity. Pioneer's cash flows and liquidity have been substantially reduced due to the steep decline in ECU prices in 1999 and extraordinarily high power costs in 2000. Decreased liquidity warranted the suspension of debt service in favor of funding ongoing operations. Pioneer is developing a comprehensive financial restructuring program for which it will solicit the consent of its lenders at the earliest practical time.

     Pioneer has held discussions with an informal committee of holders of the senior notes and term facilities, as well as other creditors, about a financial restructuring plan. The objective of the restructuring is to establish a capital structure that is consistent with Pioneer's cash flows throughout the industry cycle, and that affords Pioneer adequate funding of capital expenditures, working capital needs, and debt service requirements. The proposed restructuring may have to occur under the supervision of a United States Bankruptcy Court. While the Company believes that these discussions have been productive, there can be no assurances that an agreement on the proposed restructuring can be timely completed.

     The accompanying financial statements present the liabilities at face value. The debt restructuring could result in debt being paid at less than 100% of its face value. Moreover, the carrying value of assets and equity could be changed, and the interests of existing preferred and common stockholders could, among other things, be very substantially diluted or even eliminated.

     The sufficiency of Pioneer's liquidity and capital resources is dependent upon the successful completion of the financial restructuring described above, generating sufficient positive cash flow from operations and obtaining financing as may be required. While Pioneer believes it may be able to complete a consensual restructuring during 2001, there can be no assurance that it will be successful in doing so. Pioneer is reviewing with its financial and legal advisors the financial alternatives available to Pioneer, including without limitation, the debt restructuring proposal described above and/or the filing of a petition under Chapter 11 of the United States Bankruptcy Code.

     Financial Leverage and Covenants. In December 2000, Pioneer suspended payments of interest and principal under various debt agreements, and as of December 31, 2000, Pioneer was not in compliance with certain covenants in the various debt agreements. As a result, the debt outstanding under these agreements is classified as a current liability on Pioneer's December 31, 2000 Consolidated Balance Sheet. At December 31, 2000, Pioneer had $601.8 million of long-term debt outstanding, of which $597.7 million is classified as a current liability.

     As part of the Tacoma acquisition in June 1997, Pioneer issued and sold $200 million of 9 1/4% Senior Secured Notes due June 15, 2007. Interest is payable semi-annually on June 15 and December 15. Effective December 15, 2000, Pioneer suspended payments of interest on the notes which, after a 30 day grace period, created a default under the indenture. Accordingly, the amount of the notes outstanding has been classified as a current liability on the Consolidated Balance Sheet at December 31, 2000.

     As part of the Tacoma acquisition in June 1997, Pioneer also entered into a nine and one-half year $100 million term facility, due in quarterly installments of $250,000 with the balance due in 2006. Pioneer did not make a principal payment that was due on December 28, 2000, which created an event of default under the terms of the facility. Accordingly, the default interest rate is in effect and the amount outstanding under the facility has been classified as a current liability on the Consolidated Balance Sheet at December 31, 2000.

     As part of the PCI Canada acquisition in November 1997, Pioneer issued and sold $175 million of 9 1/4% Senior Secured Notes due October 15, 2007. Interest is payable semi-annually on April 15 and October 15. When Pioneer defaulted on the $200 million 9 1/4% Senior Secured Notes due June 15, 2007, it constituted an event of default under the indenture for the $175 million 9 1/4% Senior Secured Notes due October 15, 2007. Accordingly, the amount of the notes outstanding has been classified as a current liability on the Consolidated Balance Sheet at December 31, 2000.

     As part of the PCI Canada acquisition in November 1997, Pioneer also entered into a nine and one-quarter year $83 million term facility, due in quarterly installments of $250,000 with the balance due in 2006. Pioneer did not make a principal payment that was due on December 28, 2000, which created an event of default under the terms of the facility. Accordingly, the default interest rate is in effect and the amount outstanding under the facility has been classified as a current liability on the Consolidated Balance Sheet at December 31, 2000.

     In September 1999, PCA entered into a $50.0 million three-year revolving credit facility with Congress Financial Corporation (Southwest) (the "Revolving Facility") that replaced an existing $50.0 million revolving facility (the "Bank Credit Facility"). The Revolving Facility provides for revolving loans in an aggregate amount up to $50.0 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which, together with certain other collateral, secure borrowings under the facility. The total borrowing base at December 31, 2000 of $45.8 million was subject to a reserve of $5.0 million until the ratio of EBITDA to fixed charges, as defined in the Revolving Facility, exceeds 1.15:1 for a period of two consecutive quarters. As of December 31, 2000, there were letters of credit outstanding of $3.5 million and loans outstanding of $27.6 million. Based on the cross default provisions contained in the Revolving Facility Agreement, the Revolving Facility is currently in default, may be subject to the default interest rate and is classified as a current liability on the Consolidated Balance Sheet at December 31, 2000.

     Various unsecured notes totaling $17.7 million are in default at December 31, 2000 as these notes contain cross default provisions which were triggered when Pioneer defaulted on the senior notes and term facilities. These notes have been classified as a current liability on Pioneer's Consolidated Balance Sheet.

     Pioneer's cash obligations include payment of interest on the notes issued in connection with the acquisition of the Predecessor Company. PCA is restricted in paying dividends to the Company or funding cash to unrestricted subsidiaries, as defined, to the sum of $5.0 million plus 50% of the cumulative consolidated net income of PCA since June 1997. As of December 31, 2000, no distributions were allowable under this covenant. Pioneer does not expect to be able to pay dividends in 2001.

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

     Annualized cash interest of approximately $60.1 million is payable on Pioneer's debt. To the extent that Pioneer draws additional funds under the Revolving Facility, due to adverse business conditions or for other corporate purposes, Pioneer's aggregate interest expense would be increased.

     The Company believes that cash generated from operations together with the amounts available under the Revolving Facility will be adequate to meet its capital expenditure and working capital needs, excluding debt service, although no assurance can be given in this regard.

     Dispositions. In March 2000 Pioneer sold its alum coagulant business at Antioch, California, and recorded a $0.9 million loss on the sale.

     On August 21, 2000, Pioneer sold its remaining coagulant business and transferred to the buyer fixed assets, including plants in Spokane, Washington, and Savannah, Georgia, certain technology-related assets and liabilities associated with the Spokane operations, and all assets and liabilities of the Savannah operations, including $1.9 million of cash and notes payable of $8.0 million. Pioneer received cash of $0.9 million as payment for Spokane. This transaction did not have a material impact on Pioneer's statements of operations or cash flows.

     Capital and Environmental Expenditures. Total capital expenditures were approximately $18.7 million, $28.3 million and $34.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. Capital expenditures for environmental-related matters at existing facilities were approximately $1.8 million, $1.2 million and $2.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. Pioneer anticipates that capital expenditures for 2001, excluding any acquisitions, will be approximately $25.7 million, including $4.9 million for environmental compliance matters.

     Pioneer routinely incurs operating expenditures associated with hazardous substance management and environmental compliance matters in ongoing operations. These operating expenses include items such as outside waste management, fuel, electricity and salaries. The amounts of these operating expenses were approximately $2.7 million, $2.8 million and $3.4 million in 2000, 1999 and 1998, respectively. Pioneer does not anticipate an increase in these types of expenses during 2001. Pioneer classifies these types of environmental expenditures within cost of sales.

     Net Operating Loss Carryforward. At December 31, 2000, Pioneer had, for income tax purposes, approximately $224 million of U.S. net operating loss carryforwards ("NOLs") which expires in 2009 through 2020, and $20 million (U.S.) of Canadian NOLs available expiring in 2004 through 2008. The NOLs are available for offset against future taxable income generated during the carryforward period. In 2000, a valuation allowance of $67.8 million was recorded reducing the deferred tax asset relating to net operating loss carryforwards. (See Note 16 to the Consolidated Financial Statements included elsewhere herein.)

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

     Preferred Stock. During 1997, 55,000 shares of the Company's Convertible Redeemable Preferred Stock, par value $0.01 per share, were issued in connection with the acquisition of the Tacoma facility. Each share of preferred stock is convertible at the option of the shareholder into 9.8 shares of the Company's Class A Common Stock. In addition, the stock may be redeemed at varying premiums either at the Company's option or upon the occurrence of certain designated events.

     Working Capital. At December 31, 2000, Pioneer's working capital deficiency was $600.9 million, representing a decrease in working capital of $611.6 million from December 31, 1999. The decrease was due primarily to outstanding debt that was classified as a current liability at December 31, 2000, as well as a $13.3 million increase in accounts payable and a $9.5 million increase in accrued liabilities during 2000 as compared to December 31, 1999.

     Net Cash Flows from Operating Activities. Although Pioneer incurred a net loss of $105.6 million during the year ended December 31, 2000, which included $50.2 million of non-cash depreciation and amortization expenses and $67.8 million of non-cash income tax expense recorded to establish a valuation allowance related to Pioneer's deferred tax assets (See Note 16 to the Consolidated Financial Statements included elsewhere herein). Cash inflow from operating activities was $13.1 million for the year ended December 31, 2000 versus cash outflow from operating activities of $52.3 million in the year ended December 31, 1999.

     Net Cash Flows used in Investing Activities. Net cash used in investing activities was $15.8 million in 2000, as compared to $15.2 million in 1999. In 2000, investing activities consisted primarily of capital expenditures of $18.7 million. In 1999, investing activities consisted primarily of capital expenditures of $28.3 million and included a $12.0 million gain on the sale of Pioneer's 15% partnership interest in Saguaro.

     Net Cash Flows from Financing Activities. Cash inflows from financing activities in 2000 was $4.5 million, versus cash inflows of $17.7 million in 1999. The 2000 and 1999 cash inflows were due primarily to net borrowings under the Revolving Facility, offset by scheduled debt repayments. Scheduled payments on the term facilities totaling $500,000 were not made in December 2000, as Pioneer suspended debt service due to insufficient cash flows.

  Results of Operations

     The following table sets forth certain operating data for the periods indicated (dollars in thousands and percentages of revenues):

                                                    YEAR ENDED DECEMBER 31,
                                  -----------------------------------------------------------
                                        2000                  1999                 1998
                                  -----------------     ----------------     ----------------
Revenues........................  $ 341,481     100%    $296,642     100%    $384,688     100%
Cost of sales...................    309,570      91      285,909      96      301,793      78
                                  ---------     ---     --------     ---     --------     ---
Gross profit....................     31,911       9       10,733       4       82,895      22
Selling, general and
  administrative expenses.......     43,424      13       49,580      17       50,162      13
Unusual charges.................         --      --           --      --        1,661       1
                                  ---------     ---     --------     ---     --------     ---
Operating income (loss).........    (11,513)     (4)     (38,847)    (13)      31,072       8
Interest expense, net...........    (56,328)    (16)     (51,927)    (18)     (50,521)    (13)
Other income, net...............      3,309       1       14,176       5        1,755       1
                                  ---------     ---     --------     ---     --------     ---
Loss before income taxes........    (64,532)    (19)     (76,598)    (26)     (17,694)     (4)
Income tax expense (benefit)....     41,031      12      (26,214)     (9)      (4,677)     (1)
                                  ---------     ---     --------     ---     --------     ---
Net loss........................  $(105,563)    (31)%   $(50,384)    (17)%   $(13,017)     (3)%
                                  =========     ===     ========     ===     ========     ===

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Revenues. Revenues increased by $44.8 million, or approximately 15%, to $341.5 million for the year ended December 31, 2000, as compared to 1999. Pioneer's average ECU sales price for the year ended December 31, 2000 was $327, an increase of approximately 35% from the average 1999 sales price of $242. Sales volumes during the twelve months ended December 31, 2000 were similar to those during 1999. The Kemwater sale resulted in a $13.6 million decrease in revenues from 1999 to 2000 due to the inclusion of only a partial year of operations in 2000.

     Cost of Sales. Cost of sales increased $23.7 million or approximately 8% in 2000, as compared to 1999. $10.9 million of this increase was due to the absence of the gain resulting from the modification of Pioneer's retiree health care benefits that occurred during the first quarter of 1999. The remaining increase in cost of sales was principally due to a $17.9 million increase in power costs, and a $7.9 million increase in purchase-for-resale costs for product purchased from third parties and resold to Pioneer customers, offset by a $14.8 million decrease due to the inclusion of only a partial year of operations of Kemwater.

     Gross Profit. Gross profit increased $21.2 million, resulting in a gross profit margin of 9% in 2000, compared to 4% in 1999, primarily as a result of the ECU pricing increase, partially offset by the cost of sales increase discussed above.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $6.2 million, or approximately 13%, for the year ended December 31, 2000. Decreases related to overhead expense reductions and the absence of asset impairments recorded in 1999 were partially offset by an increase of $1.6 million due to the absence of the modification of Pioneer's retiree health care benefits referred to above.

     Interest Expense, Net. Interest expense, net increased $4.4 million to $56.3 million in 2000, primarily as a result of interest incurred on higher revolving credit balances and higher variable interest rates in 2000 as compared to 1999. Although Pioneer suspended payments of interest under various debt agreements in December 2000, all amounts owing were expensed and included in accrued liabilities, or, in the case of the Revolving Facility, added to the outstanding balance, as at December 31, 2000.

     Other Income, Net. Other income, net decreased from $14.2 million for the year ended December 31, 1999 to $3.3 million for the year ended December 31, 2000. The 2000 amount was the result of a $3.3 million gain from the sale of certain excess property at the Henderson plant while 1999 included a $12 million gain on the sale of Pioneer's 15% partnership interest in Saguaro.

     Income Taxes. Pioneer is required to record a valuation allowance for deferred tax assets when management believes it is more likely than not that the asset will not be realized. In 2000, based on the uncertainty as to the effect of the Company's restructuring on the availability and use of the NOLs, and the level of historical taxable income and projections for future taxable income over the periods in which the NOLs are available for use, it was estimated that it is more likely than not that Pioneer will not realize the full benefit of the deferred tax assets relating to NOLs. Accordingly, Pioneer has recorded a valuation allowance of $67.8 million for the year ended December 31, 2000.

     Pioneer recorded deferred income tax assets in the years ended December 31, 1999 and 1998. In 1999 and 1998, no valuation allowance was recorded since management believed at that time that it was more likely than not that the benefit of the deferred tax asset would be realized based on the level of historical taxable income and projections for future taxable income over the periods in which the NOLs would be available for use.

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenues. Revenues decreased by $88.0 million, or approximately 23%, to $296.6 million for the twelve months ended December 31, 1999, as compared to the same period in 1998. The decrease in revenues was primarily due to lower ECU prices. Pioneer's average ECU sales price for the year ended December 31, 1999 was $242, a decrease of approximately 28% from the average 1998 sales price of $336.

     The remaining revenue decrease was primarily due to the disposal of Pioneer's household bleach bottling business during the third quarter of 1998 and the disposal of the pool chemicals business in the fourth quarter of 1998. These businesses were considered non-strategic, and Pioneer retained long-term supply agreements with the purchasers.

     Cost of Sales. Cost of sales decreased $15.9 million or approximately 5% in 1999, as compared to 1998. $10.9 million of this decrease was due to the modification of Pioneer's retiree health care benefits. Benefits to current retirees under the plan were not impacted, but current employees will no longer receive benefits under this plan following retirement. The remaining decrease in cost of sales was principally as a result of disposed operations discussed above, offset by sales volume increases for chlorine and caustic soda in 1999 as compared to 1998.

     Gross Profit. Gross profit margin decreased to 4% in 1999 from 22% in 1998, primarily as a result of lower average ECU sales prices.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.6 million in 1999. This reduction was due to the modification of Pioneer's retiree health care benefits discussed above, the absence of incentive compensation accruals made in 1998 and various overhead expense reductions, partially offset by increases in 1999 due to asset impairments included in depreciation and amortization.

     Interest Expense, Net. Interest expense, net increased $1.4 million to $51.9 million in 1999 as a result of decreased interest income due to lower average cash balances and interest expense incurred on revolving credit balances in 1999.

     Other Income. Other income in 1999 included a $12.0 million gain on the sale of Pioneer's 15% partnership interest in Saguaro.

  Recent Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS 133 effective January 1, 2001 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

  Risk Factors

  ABILITY TO CONTINUE AS A GOING CONCERN IS DEPENDENT UPON RESTRUCTURING

     Since December 2000, Pioneer has not been in compliance with certain covenants of its senior notes and term facilities. Pioneer stopped making payments of interest under the senior notes and principal under the term facilities in December 2000. Due to cross default provisions in the Revolving Facility agreement, the Revolving Facility is currently in default also. As Pioneer is not in compliance with the terms of these debt agreements, the debt outstanding under these debt agreements is classified as a current liability on Pioneer's December 31, 2000 Consolidated Balance Sheet.

  DISRUPTION OF OPERATIONS DUE TO RESTRUCTURING

     Pioneer's restructuring efforts could adversely affect its relationship with its customers, suppliers and employees. Employees generally are not party to employment contracts. Due to uncertainty about Pioneer's financial condition, it may be difficult to retain or attract high quality employees. If Pioneer's relationships with its customers, suppliers and employees are adversely affected, its operations could be materially affected. Weakened operating results could adversely affect Pioneer's ability to complete the restructuring.

  FINANCIAL UNCERTAINTY

     Until the financial restructuring is completed, there is significant uncertainty regarding Pioneer. Until the uncertainty is removed and the new capital structure is in place, the reported financial information discussed in this Annual Report on Form 10-K may not be indicative of operating results or financial condition. See Note 1 to the Consolidated Financial Statements included elsewhere herein.

  Forward Looking Statements

     Certain statements in this Form 10-K regarding future expectations of Pioneer's business and Pioneer's results of operations may be regarded as "forward looking statements" within the meaning of the Securities Litigation Reform Act. Such statements are subject to various risks, including Pioneer's high financial leverage, the outcome of financial restructuring efforts, the cyclical nature of the markets for many of the Pioneer's products and raw materials and other risks discussed in detail. Actual outcomes may vary materially.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The table below provides information about Pioneer's market-sensitive financial instruments and constitutes a "forward-looking statement." Pioneer has certain long-term debt instruments that are subject to market risk. An increase in the market interest rates would increase Pioneer's interest expense and its cash requirements for interest payments. For example, an average increase of 0.25% in the variable interest rate would increase Pioneer's annual interest expense and payments by approximately $0.5 million.

     All items described are non-trading and are stated in thousands of United States dollars.

                                                                                                              FAIR VALUE
                                                                                                             DECEMBER 31,
EXPECTED DEBT MATURITY DATES                  2001(D)    2002   2003   2004   2005   THEREAFTER    TOTAL         2000
----------------------------                  --------   ----   ----   ----   ----   ----------   --------   ------------
U.S. $ denominated
  Average interest rates -- fixed(a)........  $387,127   $622   $671   $724   $782     $1,286     $391,212     $ 92,462
  Average interest rates -- variable(b).....   198,852     --     --     --     --         --      198,852      198,852
Canadian $ denominated(c)...................    11,737     --     --     --     --         --       11,737       11,737
                                              --------   ----   ----   ----   ----     ------     --------     --------
        Total debt..........................  $597,716   $622   $671   $724   $782     $1,286     $601,801     $303,051
                                              ========   ====   ====   ====   ====     ======     ========     ========

---------------

(a) Debt instruments at fixed interest rates ranging from 8.0% to 9.25%, with the majority at 9.25%

(b) Debt instruments at variable interest rates, including LIBOR and U.S. prime rate based loans

(c) Revolving credit facility based on Canadian prime rate plus 1 1/4%

(d) Certain amounts owed are reflected as current since they are in default.

     Pioneer, through PCI Canada, operates in Canada and is subject to foreign currency exchange rate risk. Due to the significance of PCI Canada's U.S. dollar-denominated long-term debt (and related accrued interest payable) and certain other U.S. dollar-denominated assets and liabilities, the entity's functional accounting currency is the U.S. dollar. Certain other items within PCI Canada's working capital are denominated in Canadian dollars. An average change of 1% in the currency exchange rate would change total assets by approximately $0.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Index:

                                                                    PAGE
                                                                    ----
     Consolidated financial statements, Pioneer Companies, Inc.
(1)    and subsidiaries:
     Report of Management........................................    22
     Independent Auditors' Report................................    23
     Consolidated Balance Sheets as of December 31, 2000 and
       1999......................................................    24
     Consolidated Statements of Operations for the years ended
       December 31, 2000, 1999 and 1998..........................    25
     Consolidated Statements of Stockholders' Equity (Deficiency
       in Assets) for the years ended December 31, 2000, 1999 and
       1998......................................................    26
     Consolidated Statements of Cash Flows for the years ended
       December 31, 2000, 1999 and 1998..........................    27
     Notes to Consolidated Financial Statements..................    28

(2)  Supplemental Schedule:
     Schedule II -- Valuation and Qualifying Accounts............    54

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

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern without a financial restructuring. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     An independent auditor performed an audit of Pioneer's financial statements for the purpose of determining that the statements are presented fairly in accordance with accounting principles generally accepted in the United States of America. The independent auditor is appointed by the Board of Directors and meets regularly with the Audit Committee of the Board. The Audit Committee of the Board of Directors is composed solely of outside directors. The Audit Committee meets periodically with Pioneer's senior officers and independent auditor to review the adequacy and reliability of Pioneer's accounting, financial reporting and internal controls.

                                            PHILIP J. ABLOVE
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                            PIERRE PRUD'HOMME
                                            Vice President, Controller
                                            (Principal Accounting Officer)

April 11, 2001

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of Pioneer Companies, Inc.

     We have audited the accompanying consolidated balance sheets of Pioneer Companies, Inc. and subsidiaries ("Pioneer") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficiency in assets), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of Pioneer's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Pioneer as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming that Pioneer will continue as a going concern. As discussed in Note 1, Pioneer is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Houston, Texas
April 11, 2001

                            PIONEER COMPANIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                      ASSETS

Current assets:
  Cash and cash equivalents.................................  $   5,935   $   5,510
  Accounts receivable, less allowance for doubtful accounts:
    2000, $1,392; 1999, $2,750..............................     49,571      50,185
  Inventories...............................................     25,067      23,130
  Prepaid expenses and other current assets.................      4,100       7,468
                                                              ---------   ---------
         Total current assets...............................     84,673      86,293
Property, plant and equipment:
  Land......................................................     10,622      10,622
  Buildings and improvements................................     61,334      63,949
  Machinery and equipment...................................    348,695     338,851
  Construction in progress..................................     15,138      19,434
                                                              ---------   ---------
                                                                435,789     432,856
Less accumulated depreciation...............................   (135,405)   (107,315)
                                                              ---------   ---------
                                                                300,384     325,541
Other assets, net of accumulated amortization: 2000,
  $12,004; 1999, $12,052....................................     25,420      76,308
Excess cost over the fair value of net assets acquired, net
  of accumulated amortization: 2000, $39,945; 1999,
  $32,526...................................................    179,560     192,464
                                                              ---------   ---------
         Total assets.......................................  $ 590,037   $ 680,606
                                                              =========   =========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Current liabilities:
  Accounts payable..........................................  $  43,738   $  30,443
  Accrued liabilities.......................................     44,082      34,517
  Current portion of long-term debt.........................    597,715      10,626
                                                              ---------   ---------
         Total current liabilities..........................    685,535      75,586
Long-term debt, less current portion........................      4,086     594,723
Accrued pension and other employee benefits.................     14,984      15,091
Other long-term liabilities.................................     12,256      16,408
Commitments and contingencies...............................         --          --
Redeemable preferred stock: $.01 par value, authorized
  10,000 shares, 55 issued and outstanding..................      5,500       5,500
Stockholders' equity (deficiency in assets):
  Common stock:
    Class A, $.01 par value, authorized 46,000 shares;
     issued and outstanding: 2000, 10,679; 1999, 10,656.....        106         106
    Class B, $.01 par value, authorized 4,000 shares; issued
     and outstanding: 2000, 859; 1999, 859; convertible
     share-for-share into Class A shares....................          9           9
Additional paid-in capital..................................     55,193      55,176
Retained deficit............................................   (187,556)    (81,993)
Accumulated other comprehensive income......................        (76)         --
                                                              ---------   ---------
         Total stockholders' equity (deficiency in
           assets)..........................................   (132,324)    (26,702)
                                                              ---------   ---------
         Total liabilities and stockholders' equity
           (deficiency in assets)...........................  $ 590,037   $ 680,606
                                                              =========   =========

                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
Revenues....................................................  $ 341,481   $296,642   $384,688
Cost of sales...............................................    309,570    285,909    301,793
                                                              ---------   --------   --------
Gross profit................................................     31,911     10,733     82,895
Selling, general and administrative expenses................     43,424     49,580     50,162
Unusual charges.............................................         --         --      1,661
                                                              ---------   --------   --------
Operating income (loss).....................................    (11,513)   (38,847)    31,072
Interest expense, net.......................................    (56,328)   (51,927)   (50,521)
Other income, net...........................................      3,309     14,176      1,755
                                                              ---------   --------   --------
Loss before income taxes....................................    (64,532)   (76,598)   (17,694)
Income tax expense (benefit)................................     41,031    (26,214)    (4,677)
                                                              ---------   --------   --------
Net loss....................................................  $(105,563)  $(50,384)  $(13,017)
                                                              =========   ========   ========
Loss per common share -- basic and diluted:
  Net loss..................................................  $   (9.15)  $  (4.38)  $  (1.14)
                                                              =========   ========   ========
Weighted average number of shares outstanding:
  Basic and diluted.........................................     11,535     11,515     11,458

                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                                 (IN THOUSANDS)

                                                  COMMON STOCK ISSUED
                                                    AND OUTSTANDING
                                           ---------------------------------
                                               CLASS A           CLASS B       ADDITIONAL                   OTHER
                                           ---------------   ---------------    PAID-IN     RETAINED    COMPREHENSIVE
                                           SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL      DEFICIT        LOSS          TOTAL
                                           ------   ------   ------   ------   ----------   ---------   -------------   ---------
Balance at January 1, 1998...............  9,227     $ 92     750       $8      $54,713     $ (18,592)      $ --        $  36,221
  Net loss...............................     --       --      --       --           --       (13,017)        --          (13,017)
  Stock issued...........................     49       --      --       --          347            --         --              347
  Stock options exercised................      2       --      --       --            2            --         --                2
  Stock dividend issued..................    649        7      53       --           (7)           --         --               --
Balance at December 31, 1998.............  9,927       99     803        8       55,055       (31,609)        --           23,553
                                           ------    ----     ---       --      -------     ---------       ----        ---------
  Net loss...............................     --       --      --       --           --       (50,384)        --          (50,384)
  Stock issued...........................     32       --      --       --          129            --         --              129
  Stock dividend issued..................    697        7      56        1           (8)           --         --               --
                                           ------    ----     ---       --      -------     ---------       ----        ---------
Balance at December 31, 1999.............  10,656     106     859        9       55,176       (81,993)        --          (26,702)
Comprehensive loss:
  Net loss...............................     --       --      --       --           --      (105,563)        --
  Other comprehensive loss, net of taxes:
    Additional minimum pension
      liability..........................     --       --      --       --           --            --        (76)
      Comprehensive loss.................     --       --      --       --           --            --         --         (105,639)
  Stock issued...........................     23       --      --       --           17            --         --               17
                                           ------    ----     ---       --      -------     ---------       ----        ---------
Balance at December 31, 2000.............  10,679    $106     859       $9      $55,193     $(187,556)      $(76)       $(132,324)
                                           ======    ====     ===       ==      =======     =========       ====        =========

                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
Operating activities:
  Net loss..................................................  $(105,563)  $(50,384)  $(13,017)
  Adjustments to reconcile net loss to net cash flows from
     operating activities:
     Reduction in post-retirement medical expense...........         --    (12,530)        --
     Depreciation and amortization..........................     50,242     54,713     50,316
     Deferred tax expense (benefit).........................     41,348    (26,181)    (4,677)
     Unusual charges........................................         --         --      1,661
     Gain (loss) on disposal of assets......................     (2,257)   (10,922)     1,845
     Foreign exchange gain (loss)...........................        636     (1,025)        78
     Net effect of changes in operating assets and
       liabilities..........................................     28,731     (6,020)     3,131
                                                              ---------   --------   --------
          Net cash flows from operating activities..........     13,137    (52,349)    39,337
                                                              ---------   --------   --------
Investing activities:
  Capital expenditures......................................    (18,697)   (28,318)   (34,759)
  Proceeds from disposal of assets..........................      2,878     13,159        335
                                                              ---------   --------   --------
          Net cash flows from investing activities..........    (15,819)   (15,159)   (34,424)
                                                              ---------   --------   --------
Financing activities:
  Net proceeds under revolving credit arrangements..........      6,418     21,163         --
  Repayments on long-term debt..............................     (1,950)    (2,666)    (2,611)
  Debt issuance and related costs...........................         --       (968)        --
  Other.....................................................         18        129        347
                                                              ---------   --------   --------
          Net cash flows from financing activities..........      4,486     17,658     (2,264)
                                                              ---------   --------   --------
Effect of exchange rate changes on cash.....................     (1,379)     1,538       (714)
                                                              ---------   --------   --------
Net increase (decrease) in cash.............................        425    (48,312)     1,935
Cash at beginning of period.................................      5,510     53,822     51,887
                                                              ---------   --------   --------
Cash at end of period.......................................  $   5,935   $  5,510   $ 53,822
                                                              =========   ========   ========

                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

  Organization

     The consolidated financial statements include the accounts of Pioneer Companies, Inc. (the "Company") and its subsidiaries (collectively, "Pioneer"), including Pioneer Corporation of America ("PCA"), Pioneer Americas, Inc. ("PAI") and PCI Chemicals Canada Inc. ("PCI Canada"). All significant intercompany balances and transactions have been eliminated in consolidation.

     In August 2000 Pioneer completed the disposal of substantially all of the assets of two former operating subsidiaries, Kemwater North America Company ("KNA") and KWT, Inc. ("KWT," and together with KNA, "Kemwater"). Kemwater had revenues of $8.7 million, $22.4 million and $35.3 million in 2000, 1999 and 1998, respectively.

     Pioneer operates in one industry segment, that being the production, marketing and selling of chlor-alkali and related products. Pioneer operates in one geographic area, North America.

     Dollar amounts, other than per share amounts, in tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated.

     The accompanying consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Pioneer has experienced net losses each of the four years in the period ended December 31, 2000. In December 2000, Pioneer delayed making payments on various debt obligations due to insufficient liquidity. As a result, at December 31, 2000 Pioneer was not in compliance with the terms of certain of its debt agreements and the maturity of the debt could be accelerated. Accordingly, $597.7 million of debt outstanding under various agreements is classified as a current liability on Pioneer's consolidated balance sheet. Pioneer is developing a comprehensive financial restructuring program for which it will solicit the consent of its lenders at the earliest practical time. The consolidated financial statements do not include any adjustments that may result from the resolution of these uncertainties.

     Pioneer has held discussions with an informal committee of holders of its outstanding senior notes and term facilities and their advisers, and representatives of its revolving credit lender about a financial restructuring program. Negotiations and discussions with the lenders regarding a restructuring agreement have recently begun. If a consensual agreement cannot be reached, the proposed restructuring may occur under the supervision of a United States Bankruptcy Court. While Pioneer believes that the discussions to-date have been productive, there can be no assurance that an agreement on the proposed restructuring can be timely completed.

     Accounting principles generally accepted in the United States of America ("GAAP") require that the amounts owed to Pioneer's creditors as of December 31, 2000 not be adjusted to reflect any proposed restructuring as Pioneer continues to be bound by the provisions of the original credit agreements. If a restructuring agreement is reached and implemented, the restructuring of debt could give rise to a gain that will be reported as income in 2001 at the time of plan implementation, in accordance with GAAP. The amount of such gain, if any, cannot be determined until the restructuring plan is finalized.

     Pioneer's ability to meet its ongoing liquidity requirements is dependent upon the successful completion of the financial restructuring described above, its ability to generate sufficient cash flow to meet its obligations on a timely basis and its ability to obtain other financing as may be required. While Pioneer believes it may be able to complete a consensual restructuring during 2001, there can be no assurance that it will be successful in doing so. Pioneer is reviewing with its financial and legal advisors the financial alternatives available to Pioneer, including without limitation the debt restructuring proposal described above and/or the filing of a petition under Chapter 11 of the United States Bankruptcy Code.

                            PIONEER COMPANIES, INC.

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

  Other Assets

     Other assets include amounts for deferred financing costs, which are being amortized on a straight-line basis over the term of the related debt. Amortization of such costs using the interest method would not result in material differences in the amounts amortized during the periods presented. Amortization expense for other assets for the years ended December 31, 2000, 1999, and 1998 was approximately $4.8 million, $7.7 million, and $4.4 million, respectively.

  Excess Cost Over The Fair Value of Net Assets Acquired

     Excess cost over the fair value of net assets acquired ("goodwill") of approximately $219.5 million is amortized on a straight-line basis over 25 years. The carrying value of goodwill is reviewed annually, and if this review indicates that such excess cost will not be recoverable, as determined based on the estimated future undiscounted cash flows of the entity acquired over the remaining amortization period, Pioneer's carrying value of goodwill will be reduced by the estimated deficit of discounted cash flows compared to the fair value of the related entity. Amortization expense for excess cost over the fair value of net assets acquired was approximately $9.0 million, $9.3 million and $9.2 million for the years ended December 31, 2000, 1999, and 1998, respectively.

  Environmental Expenditures

     Remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are based upon management's best estimate of the ultimate cost. Ongoing environmental compliance costs, including maintenance and monitoring costs, are charged to operations as incurred.

                            PIONEER COMPANIES, INC.

  Revenue Recognition

     Pioneer generates revenues through sales in the open market and long-term supply contracts. Revenue is recognized when the products are shipped and collection is reasonably assured. Pioneer classifies amounts billed to customers for shipping and handling as revenues, with the related shipping and handling costs included in cost of goods sold.

  Research and Development Expenditures

     Research and development expenditures are expensed as incurred. Such costs totaled $1.4 million in 2000, $1.5 million in 1999, and $1.4 million in 1998.

  Per Share Information

     Per share information for all periods presented reflects 7% stock dividends on the Class A and Class B Common Stock issued in December 1999 and December 1998.

  Preferred Stock

     Each share of preferred stock is convertible at the option of the shareholder into 9.8 shares of the Company's Class A Common Stock (which reflects adjustment for stock dividends subsequent to the issuance of the preferred stock). In addition, the stock may be redeemed at varying premiums either at the Company's option or upon the occurrence of certain designated events. Because of the preferred stock's mandatory redemption characteristics, the stock is excluded from stockholders' equity.

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

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates and judgments made in preparing these financial statements, which include assumptions made concerning the amounts owed to creditors and realizable values of assets. Management has reviewed Pioneer's long-lived assets and intangibles such as goodwill, to assess whether the events and changes in circumstances described in Note 1 indicate that the carrying amount of the asset may not be recoverable. In making these estimates, management has utilized the assessments, calculations, and determinations made in preparing analyses utilized in discussions with creditors, including estimates of overall enterprise value.

3. DIVESTITURES

     In March 2000 Pioneer sold its coagulant business at Antioch, California, and recorded a $0.9 million loss on the sale.

     On August 21, 2000, Pioneer sold its remaining coagulant business and transferred to the buyer fixed assets, including plants in Spokane, Washington, and Savannah, Georgia, certain technology-related assets

                            PIONEER COMPANIES, INC.

and liabilities associated with the Spokane operations, and all assets and liabilities of the Savannah operations, including $1.9 million of cash and notes payable of $8.0 million. Pioneer received cash of $0.9 million as payment for Spokane. This transaction did not have a material impact on Pioneer's financial statements.

4. CASH FLOW INFORMATION

     The net effect of changes in operating assets and liabilities are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2000      1999       1998
                                                         -------   -------   --------
Accounts receivable....................................  $   844   $(2,800)  $ 21,418
Inventories............................................   (2,019)    3,487     (3,139)
Prepaid expenses.......................................    1,054       826     (1,590)
Other assets...........................................    5,145    (1,333)    (4,202)
Accounts payable.......................................   16,188    (2,709)   (14,604)
Accrued liabilities....................................   12,934       189      1,707
Other long-term liabilities............................   (4,406)   (5,229)        52
Accrued pension and other employee benefits............   (1,009)    1,549      3,489
                                                         -------   -------   --------
Net change in operating accounts.......................  $28,731   $(6,020)  $  3,131
                                                         =======   =======   ========

     Following is supplemental cash flow information:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
Cash payments for:
  Interest..............................................  $46,613   $52,652   $50,651
  Income taxes..........................................  $    11   $   126   $   159

5. INVENTORIES

     Inventories consisted of the following at December 31:

                                                               2000      1999
                                                              -------   -------
Raw materials, supplies and parts...........................  $14,329   $16,822
Finished goods and work-in-process..........................    9,391     5,350
Inventories under exchange agreements.......................    1,347       958
                                                              -------   -------
                                                              $25,067   $23,130
                                                              =======   =======

6. INVESTMENTS IN BASIC MANAGEMENT, INC. AND THE LANDWELL COMPANY, L.P.

     Prior to June 2000 the Company, through its subsidiary PAI, was the record owner of approximately 32% of the common stock of Basic Management, Inc. ("BMI"), which owns and maintains the water and power distribution network within a Henderson, Nevada industrial complex. BMI is the general partner of and has a 50% interest in The LandWell Company, L.P. ("LandWell"), which is a large landowner in Henderson and Clark County, Nevada. Prior to June 2000 PAI also owned an approximate 21% limited partnership interest in LandWell. The remainder of the common stock of BMI and the partnership interests in LandWell is owned by other companies with facilities located in the same industrial complex.

     Pioneer's interests in BMI and LandWell, together with certain other California and Louisiana real estate interests, constituted assets that were held for the economic benefit of the previous owners of PAI. Dividends and distributions received by Pioneer on account of such interests were deposited in a separate cash account

                            PIONEER COMPANIES, INC.

(the "Contingent Payment Account"), the balance of which was to be applied in satisfaction of certain obligations of such previous owners under environmental indemnity obligations in favor of Pioneer, provided that any amounts not so applied prior to April 20, 2015 were to be remitted to such persons.

     Pioneer's investment in BMI, LandWell and the California and Nevada real estate interests, following the equity method, was $18.0 million at December 31, 1999, and the balance in the Contingent Payment Account was $6.7 million on that date. Within Pioneer's balance sheet as of December 31, 1999, those assets were offset by liabilities of the same amount because the right of setoff existed, as Pioneer and the previous owners owed determinable amounts, Pioneer had the right to set off the amount owed by the previous owners, Pioneer intended to set off the amount and the setoff was enforceable by law.

     Effective in June 2000 Pioneer and the previous owners effected an agreement pursuant to which Pioneer agreed to transfer to the previous owners the record title to the interests in BMI, LandWell and the California and Louisiana real estate interests, as well as $800,000 of the cash balance in the Contingent Payment Account. The remaining $5.3 million balance in the Contingent Payment Account, which was determined as an amount adequate to pay for future environmental remediation costs that would be subject to the indemnity obligations of the previous owners, was retained by Pioneer, in exchange for the release of the indemnity obligations. This transaction resulted in a gain of $1.8 million.

7. OTHER ASSETS

     Other assets consist of the following at December 31:

                                                               2000      1999
                                                              -------   -------
Debt financing assets and organizational cost assets, net of accumulated amortization of $7,598 in 2000 and $5,311 in
  1999......................................................  $14,646   $18,150
Deferred tax asset, net of valuation allowance..............    2,833    39,821
Patents, trademarks and other intangibles, net of
  accumulated amortization of $4,406 in 2000 and $6,741 in
  1999......................................................    3,607     8,518
Indemnification of environmental reserve....................    2,367     7,777
Other.......................................................    1,967     2,042
                                                              -------   -------
          Other assets, net.................................  $25,420   $76,308
                                                              =======   =======

8. ACCRUED LIABILITIES

     Accrued liabilities consist of the following at December 31:

                                                               2000      1999
                                                              -------   -------
Payroll, benefits and pension...............................  $ 6,234   $ 6,300
Interest and bank fees......................................   16,760     6,671
Other accrued liabilities...................................   21,088    21,546
                                                              -------   -------
          Accrued liabilities...............................  $44,082   $34,517
                                                              =======   =======

9. EMPLOYEE BENEFITS

  Pension Plans

     Pioneer sponsors various non-contributory, defined benefit plans covering substantially all union and non-union employees of PAI and PCI Canada. Pension plan benefits are based primarily on participants' compensation and years of credited service. Annual pension costs and liabilities for Pioneer under its defined benefit plans are determined by actuaries using various methods and assumptions. Pioneer has agreed to contribute such amounts as are necessary to provide assets sufficient to meet the benefits to be paid to its

                            PIONEER COMPANIES, INC.

employees. Pioneer's present intent is to make annual contributions, which are actuarially computed, in amounts not more than the maximum nor less than the minimum allowable under the Internal Revenue Code. Plan assets at December 31, 2000 and 1999 consist primarily of fixed income investments and equity investments.

     Information concerning the pension obligation, plan assets, amounts recognized in Pioneer's financial statements and underlying actuarial assumptions is stated below.

                                                               2000      1999
                                                              -------   -------
Change in benefit obligation:
  Projected benefit obligation, beginning of year...........  $56,966   $55,011
  Service cost..............................................    2,766     3,042
  Interest cost.............................................    4,187     3,850
  Actuarial gains...........................................     (270)   (3,573)
  Benefits paid.............................................   (1,491)   (1,379)
  Plan amendments...........................................      928        15
                                                              -------   -------
  Projected benefit obligation, end of year.................  $63,086   $56,966
                                                              =======   =======
Change in plan assets:
  Market value of assets, beginning of year.................  $49,591   $42,643
  Actual return on plan assets..............................    2,465     5,755
  Employer contributions....................................    3,412     2,600
  Benefits paid.............................................   (1,518)   (1,407)
                                                              -------   -------
  Market value of assets, end of year.......................  $53,950   $49,591
                                                              =======   =======
Development of net amount recognized:
  Funded status.............................................  $(9,157)  $(7,375)
  Actuarial gain............................................     (428)   (1,829)
  Unrecognized prior service cost...........................    1,467       666
                                                              -------   -------
  Net amount recognized.....................................  $(8,118)  $(8,538)
                                                              =======   =======
Amounts recognized in the Consolidated Balance Sheets:
  Accrued pension cost......................................  $(8,194)  $(8,538)
  Accumulated other comprehensive income....................       76        --
                                                              -------   -------
  Net amount recognized.....................................  $(8,118)  $(8,538)
                                                              =======   =======

                                                               2000      1999      1998
                                                              -------   -------   -------
Components of net periodic benefit cost:
  Service cost..............................................  $ 2,766   $ 3,042   $ 2,278
  Interest cost.............................................    4,187     3,850     3,232
  Expected return on plan assets............................   (4,109)   (3,311)   (3,020)
  Amortization of prior service cost........................      126       127        49
                                                              -------   -------   -------
  Net period benefit cost...................................  $ 2,970   $ 3,708   $ 2,539
                                                              =======   =======   =======
Weighted-average assumptions as of December 31:
  Discount rate.............................................      7.5%      7.4%      6.8%
  Expected return on plan assets............................      8.0%      8.0%      8.0%
  Rate of compensation increase.............................      4.4%      4.0%      4.0%

                            PIONEER COMPANIES, INC.

  Defined Contribution Plans

     Pioneer offers defined contribution plans under which employees may generally contribute from 1% to 15% of their compensation. Pioneer also contributes funds to the plans in the amount of 50% of employee contributions up to 4% to 6% of employee compensation, depending on the plan. Aggregate expense of Pioneer with respect to such plans was $1.2 million, $1.5 million, and $0.7 million in 2000, 1999, and 1998, respectively.

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

                                                               2000      1999
                                                              -------   -------
Change in benefit obligation:
  Accumulated post-retirement benefit obligation, beginning
     of year................................................  $ 6,151   $28,396
  Service cost..............................................      122        99
  Interest cost.............................................      579       499
  Actuarial gain............................................      (39)   (1,644)
  Benefits paid.............................................     (260)     (325)
  Plan curtailment..........................................       --   (20,874)
                                                              -------   -------
  Accumulated post-retirement benefit obligation, end of
     year...................................................  $ 6,553   $ 6,151
                                                              =======   =======
  Funded status.............................................  $(6,553)  $(6,151)
  Unrecognized net loss.....................................       68       146
                                                              -------   -------
  Accrued benefit cost......................................  $(6,485)  $(6,005)
                                                              =======   =======

                                                              2000   1999    1998
                                                              ----   ----   ------
Components of net periodic benefit cost:
  Service cost..............................................  $122   $ 99   $  535
  Interest cost.............................................   579    499      776
  Amortization of net loss..................................    37      4      283
                                                              ----   ----   ------
  Net period benefit cost...................................  $738   $602   $1,594
                                                              ====   ====   ======
Weighted-average assumptions as of December 31:
  Discount rate.............................................   7.6%   8.0%     6.8%

                            PIONEER COMPANIES, INC.

     The weighted-average annual assumed health care trend rate is assumed to be 9% for 2000. The rate is assumed to decrease gradually to 4.5% in 2013 and remain level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care trend rates would have the following effects:

                                                             1-PERCENTAGE     1-PERCENTAGE
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
Effect on total of service and interest cost components...      $  119          $  (101)
Effect on post-retirement benefit obligation..............       1,291           (1,134)

  Stock Based Compensation

     Pioneer has two stock option plans which provide for the issuance of options to key employees. The plans authorized the issuance of options to purchase up to a total of 2.3 million shares of common stock, with vesting periods of up to three years and maximum option terms of ten years. As of December 31, 2000, options to purchase approximately 0.8 million shares were available for issuance. In addition, options for the purchase of 0.3 million shares have been issued outside the scope of the stock option plans.

     The following table summarizes the transactions with respect to the stock options for the three year period ended December 31, 2000:

                                                                WEIGHTED AVERAGE
                                   NUMBER OF   EXERCISE PRICE    EXERCISE PRICE      OPTIONS
                                    SHARES       PER SHARE         PER SHARE       EXERCISABLE
                                   ---------   --------------   ----------------   -----------
Outstanding at January 1, 1998...    1,338      $4.07-$11.12         $4.79              --
1998:
  Granted........................      179      $4.89-$7.86          $7.35
  Exercised......................      (47)     $4.95-$4.95          $4.95
  Forfeited......................       (1)     $4.95-$4.95          $4.95
                                     -----
Outstanding at December 31,
  1998...........................    1,469      $4.08-$11.12         $5.10             338
1999:
  Granted........................      176      $4.09-$6.53          $4.79
  Exercised......................       --           --                 --
  Forfeited......................     (101)     $4.69-$4.95          $4.90
                                     -----
Outstanding at December 31,
  1999...........................    1,544      $4.08-$11.12         $5.08             520
2000:
  Granted........................      102         $5.45             $5.45
  Exercised......................       (3)        $4.95             $4.95
  Forfeited......................     (204)      $4.09-7.86          $5.01
                                     -----
Outstanding at December 31,
  2000...........................    1,439      $4.08-$11.12         $5.11             773

                            PIONEER COMPANIES, INC.

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                                 OPTIONS OUTSTANDING
                                        -------------------------------------     OPTIONS EXERCISABLE
                                                        WEIGHTED-               -----------------------
                                                         AVERAGE     WEIGHTED   EXERCISABLE    WEIGHTED
                                           AS OF        REMAINING    AVERAGE       AS OF       AVERAGE
                                        DECEMBER 31,   CONTRACTUAL   EXERCISE   DECEMBER 31,   EXERCISE
RANGE OF EXERCISE PRICES                    2000          LIFE        PRICE         2000        PRICE
------------------------                ------------   -----------   --------   ------------   --------
$4.00-$5.00...........................     1,075        5.5 years     $ 4.44        723         $ 4.53
$5.01-$6.00...........................       152        8.4 years     $ 5.51         26         $ 5.57
$6.01-$7.00...........................        31        8.0 years     $ 6.53          6         $ 6.53
$7.01-$8.00...........................       141        7.4 years     $ 7.86         --         $   --
$11.00-$12.00.........................        40        4.3 years     $11.11         18         $11.12
                                           -----                      ------        ---
          Total.......................     1,439        6.0 years     $ 5.11        773         $ 4.73
                                           =====                      ======        ===

     All stock options are granted at fair market value of the common stock at the grant date. The fair value of the stock options granted during 2000, 1999, and 1998, was $0.4 million, $0.6 million, and $0.8 million, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants: risk free interest rate of 5.2% in 2000, 4.5% in 1999, and 4.5% in 1998; expected dividend yield of 0.0%; expected life of six years. Expected volatility was 95% in 2000, 95% in 1999, and 95% in 1998.

     Pioneer accounts for the stock option plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation expense has been recognized for stock option awards. Had compensation expense for the plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," Pioneer's pro forma net income and earnings per share for the three years ended December 31, 2000 would have been as indicated below:

                                                        2000        1999       1998
                                                      ---------   --------   --------
Net loss:
  As reported.......................................  $(105,563)  $(50,384)  $(13,017)
  Pro forma.........................................   (105,935)   (50,796)   (13,591)
Loss per share -- basic and diluted As reported.....  $   (9.15)  $  (4.38)  $  (1.14)
  Pro forma.........................................      (9.18)     (4.41)     (1.19)

                            PIONEER COMPANIES, INC.

10. LONG-TERM DEBT

     Long-term debt consisted of the following at December 31:

                                                                2000        1999
                                                              ---------   --------
Revolving credit facility; variable interest rates based on
  U.S. prime rate plus  1/2% and Canadian prime rate plus
  1 1/4%....................................................  $  27,581   $ 21,163
9 1/4% Senior Secured Notes, due June 15, 2007..............    200,000    200,000
9 1/4% Senior Secured Notes, due October 15, 2007...........    175,000    175,000
June 1997 term facility, due in quarterly installments of
  $250 with the balance due 2006; variable interest rate
  based on LIBOR or base rate...............................     96,750     97,500
November 1997 term facility, due in quarterly installments
  of $250 with the balance due 2006; variable interest rate
  based on LIBOR or base rate...............................     80,000     80,750
Promissory note, interest at 8% per annum and payable
  quarterly, due April 20, 2005.............................     11,463     11,463
Promissory note to Kemira Kemi AB, principal payments due in four equal installments on March 31, 2000, 2001 and 2002
  and December 31, 2002, with a variable interest rate based
  on LIBOR plus 1.2%........................................         --      8,016
Other notes, maturing in various years through 2014, with
  various installments, at various interest rates...........     11,007     11,457
                                                              ---------   --------
          Total.............................................    601,801    605,349
Current maturities of long-term debt........................   (597,715)   (10,626)
                                                              ---------   --------
          Long-term debt, less current maturities...........  $   4,086   $594,723
                                                              =========   ========

     Contractual long-term debt maturities (which include $0.5 million in 2001 of principal payments due in 2000 on the term loans that were not made) are as follows: $10.5 million in 2001; $32.5 million in 2002; $5.0 million in 2003; $5.0 million in 2004; $5.0 million in 2005; and $543.8 million thereafter.

     As part of the acquisition of the Tacoma plant in June 1997, Pioneer issued and sold $200 million of 9 1/4% Senior Secured Notes due June 15, 2007. Interest is payable semi-annually on June 15 and December 15. Effective December 15, 2000, Pioneer suspended payments of interest on the notes which, after a 30 day grace period, created a default under the indenture. Accordingly, the amount of the notes outstanding has been classified as a current liability at December 31, 2000.

     As part of the acquisition of the Tacoma plant in June 1997, Pioneer also entered into a nine and one-half year $100 million term facility, due in quarterly installments of $250,000 with the balance due in 2006. Pioneer did not make a principal payment that was due on December 28, 2000, which created an event of default under the terms of the facility. Accordingly, the default interest rate is in effect and the amount outstanding under the facility has been classified as a current liability at December 31, 2000.

     As part of the acquisition of the PCI Canada assets in November 1997, Pioneer issued and sold $175 million of 9 1/4% Senior Secured Notes due October 15, 2007. Interest is payable semi-annually on April 15 and October 15. When Pioneer defaulted on the $200 million 9 1/4 % Senior Secured Notes due June 15, 2007, it constituted an event of default under the indenture for the $175 million 9 1/4% Senior Secured Notes due October 15, 2007. Accordingly, the amount of the notes outstanding has been classified as a current liability at December 31, 2000.

     As part of the acquisition of the PCI Canada assets in November 1997, Pioneer also entered into a nine and one-quarter year $83 million term facility, due in quarterly installments of $250,000 with the balance due

                            PIONEER COMPANIES, INC.

in 2006. Pioneer did not make a principal payment that was due on December 28, 2000, which created an event of default under the terms of the facility. Accordingly, the default interest rate is in effect and the amount of outstanding under the facility has been classified as a current liability at December 31, 2000.

     In September 1999, PCA entered into a $50.0 million three-year revolving credit facility with Congress Financial Corporation (Southwest) (the "Revolving Facility") that replaced an existing $50.0 million revolving facility (the "Bank Credit Facility"). The Revolving Facility provides for revolving loans in an aggregate amount up to $50.0 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which, together with certain other collateral, secure borrowings under the facility. The total borrowing base at December 31, 2000 of $45.8 million was subject to a reserve of $5.0 million until the ratio of EBITDA to fixed charges, as defined in the Revolving Facility, exceeds 1.15:1 for a period of two consecutive quarters. As of December 31, 2000, there were letters of credit outstanding of $3.5 million and loans outstanding of $27.6 million. Based on the cross default provisions contained in the Revolving Facility agreement, the facility is currently in default, may be subject to the default rate of interest and is classified as a current liability at December 31, 2000.

     The Senior Secured Notes due June 15, 2007, and the Senior Secured Notes due October 15, 2007, are senior obligations of Pioneer, ranking pari passu with all existing and future senior indebtedness of Pioneer. These notes and both term facilities are fully and unconditionally guaranteed on a joint and several basis by all of PCA's direct and indirect wholly-owned subsidiaries and are secured by first mortgage liens on certain manufacturing facilities. Following is a summary of selected financial information as of December 31, 2000 and 1999 for the direct and indirect subsidiaries which, as of December 31, 2000, were not guarantors of the senior notes and term facilities.

                                                               2000      1999
                                                              -------   -------
Balance sheet data:
  Current assets............................................  $   272   $ 1,148
  Non-current assets........................................       --     7,628
  Current liabilities.......................................       --    13,224
  Non-current liabilities...................................    2,337     9,959
Operating statement data:
  Revenues..................................................    6,329    12,330
  Gross margin..............................................    1,116       602
  Net income (loss).........................................   17,016    (2,596)

     The Company is a holding company with no operating assets or operations. Financial statements of the Company's direct and indirect wholly-owned subsidiaries are not separately included herein because Pioneer's management does not believe this information would be material to investors or lenders.

     The senior notes are redeemable at a premium at Pioneer's option starting in 2002. Upon change of control, as defined in the agreement, Pioneer is required to offer to purchase all the senior notes for 101% of the principal due.

     Pioneer may prepay the June 1997 term facility and the November 1997 term facility without penalty or premium.

     Pioneer's long-term debt agreements contain various restrictions which, among other things, limit the ability of Pioneer to incur additional indebtedness and to acquire or dispose of assets or operations.

     PCA is restricted in paying dividends to the Company and providing cash to the unrestricted subsidiaries, as defined, to the sum of $5.0 million plus 50% of the cumulative consolidated net income of PCA since June 1997. As of December 31, 2000, no additional distributions were allowable under the debt covenants. PCA's ability to incur additional new indebtedness is restricted by a covenant requiring an interest coverage ratio of at

                            PIONEER COMPANIES, INC.

least 2.0 to 1.0 for the prior four fiscal quarters. As of December 31, 2000, PCA did not meet this requirement and accordingly, additional new indebtedness, other than borrowing available under the Revolving Facility, is not allowed.

11. FINANCIAL INSTRUMENTS

  Concentration of Credit Risk

     Pioneer manufactures and sells its products to companies in diverse industries. Pioneer performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Pioneer's sales are primarily to customers throughout the United States and in eastern Canada. Credit losses relating to these customers have historically been immaterial.

     Pioneer maintains cash deposits with major banks, which may exceed federally insured limits. Pioneer periodically assesses the financial condition of the institutions and believes that any risk of loss is minimal.

  Investments

     It is the policy of Pioneer to invest its excess cash in securities whose value is not subject to market fluctuations such as master notes of issuers rated at the time of such investment at least "A-2" or the equivalent thereof by S&P or at least "P-2" or the equivalent thereof by Moody's or any bank or financial institution party to the Revolving Facility.

  Fair Value of Financial Instruments

     In preparing disclosures about the fair value of financial instruments, Pioneer has assumed that the carrying amount approximates fair value for cash and cash equivalents, receivables, short-term borrowings, accounts payable and certain accrued expenses because of the short maturities of those instruments. The fair values of debt instruments are estimated based upon quoted market values (if applicable), or based on debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange. Pioneer held no derivative financial instruments as of December 31, 2000 and 1999.

     At December 31, 2000, the fair market value of all of Pioneer's financial instruments approximated the book value with the exceptions of the 9 1/4% Senior Notes due June 15, 2007 and the 9 1/4% Senior Notes due October 15, 2007, which had a book value of $200.0 million and $175.0 million, respectively and a fair value, based upon quoted market prices, of $36.0 million and $40.3 million, respectively.

                            PIONEER COMPANIES, INC.

12. GEOGRAPHIC INFORMATION

     Financial information relating to Pioneer by geographical area is as follows. Revenues are attributed to countries based on delivery point.

                                                         2000       1999       1998
                                                       --------   --------   --------
REVENUES
United States........................................  $249,377   $207,754   $291,460
Canada...............................................    90,387     84,274     87,614
Other................................................     1,717      4,614      5,614
                                                       --------   --------   --------
Consolidated.........................................  $341,481   $296,642   $384,688
                                                       ========   ========   ========
LONG-LIVED ASSETS
United States........................................  $356,357   $345,573   $399,219
Canada...............................................   146,174    186,514    175,655

     No individual customer constituted 10% or more of the total revenues in 1998, 1999 or 2000.

13. UNUSUAL CHARGES

     During 1998, Pioneer disposed of its pool chemicals business. This disposal included the sale of certain packaging and transportation equipment for bottled bleach and hydrochloric acid. Pioneer recognized a $1.8 million loss from the disposal of assets plus an unusual charge of approximately $1.0 million related to closing Pioneer's facility at City of Industry, California. Unusual charges in 1998 also include approximately $0.7 million related to the consolidation and downsizing of certain administrative functions. Substantially all accrued unusual charges were expended by December 31, 1998.

14. INTEREST EXPENSE, NET

     Interest expense, net consisted of the following for the indicated periods:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
Interest expense........................................  $56,702   $52,969   $52,006
Interest income.........................................     (374)   (1,042)   (1,485)
                                                          -------   -------   -------
Interest expense, net...................................  $56,328   $51,927   $50,521
                                                          =======   =======   =======

     Capitalized interest was $0.3 million in 1999. No interest was capitalized in 2000 or in 1998.

15. COMMITMENTS AND CONTINGENCIES

  Letters of Credit

     At December 31, 2000, Pioneer had letters of credit and performance bonds outstanding of approximately $3.5 million and $1.8 million, respectively. These letters of credit and performance bonds were issued for the benefit of customers under sales agreements securing delivery of products sold and state environmental agencies as required for manufacturers in the state. The letters of credit expire at various dates in 2001. No amounts were drawn on the letters of credit at December 31, 2000.

                            PIONEER COMPANIES, INC.

  Purchase Commitments

     Pioneer has various purchase commitments related to its operations. Pioneer has committed to purchase salt used in its production processes under contracts which continue through the year 2004 with rates similar to prevailing market rates. Pioneer also has various commitments related to the purchase of electricity, which continue through the year 2008 at rates similar to prevailing market rates. Required purchase quantities of commitments in excess of one year at December 31, 2000 are as follows:

                                                              SALT-TONS   ELECTRICITY-MWH
                                                              ---------   ---------------
2001........................................................    1,414          333,540
2002........................................................      612          395,940
2003........................................................      447          395,940
2004........................................................       67          395,940
2005........................................................       --          395,940
Thereafter..................................................       --        1,111,840
                                                                -----        ---------
          Total commitment quantities.......................    2,540        3,029,140
                                                                =====        =========

     During the years ended December 31, 2000, 1999, and 1998, all required purchase quantities under the above commitments were consumed during normal operations.

  Operating Leases

     Pioneer leases certain manufacturing and distribution facilities, computer equipment, and administrative offices under non-cancelable leases. Minimum future rental payments on such leases with terms in excess of one year in effect at December 31, 2000 are as follows:

2001......................................................   $12,905
2002......................................................     8,992
2003......................................................     6,379
2004......................................................     3,985
2005......................................................     1,708
Thereafter................................................       967
                                                             -------
          Total minimum obligations.......................   $34,936
                                                             =======

     Lease expense charged to operations for the years ended December 31, 2000, 1999, and 1998 was approximately $20.2 million, $17.7 million, and $19.2 million, respectively.

  Litigation

     Pioneer is party to various legal proceedings and potential claims arising in the ordinary course of its businesses. In the opinion of management, Pioneer has adequate legal defenses and/or insurance coverage with respect to these matters and management does not believe that they will materially affect Pioneer's financial position or results of operations.

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

                            PIONEER COMPANIES, INC.

     Components of income (loss) before income taxes and income taxes are as follows:

                                                         2000       1999       1998
                                                       --------   --------   --------
Income (loss) before income taxes:
  U.S. ..............................................  $(57,932)  $(55,924)  $(27,267)
  Foreign............................................    (6,600)   (20,674)     9,573
                                                       --------   --------   --------
          Total......................................  $(64,532)  $(76,598)  $(17,694)
                                                       ========   ========   ========
Deferred income tax provision (benefit):
  U.S. ..............................................  $ 42,353   $(18,010)  $ (8,562)
  Foreign............................................    (2,686)    (6,973)     4,375
  State..............................................     1,364     (1,231)      (490)
                                                       --------   --------   --------
          Total deferred.............................    41,031    (26,214)    (4,677)
                                                       --------   --------   --------
          Total income tax...........................  $ 41,031   $(26,214)  $ (4,677)
                                                       ========   ========   ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows at December 31:

                                                                2000       1999
                                                              --------   --------
Deferred tax liabilities:
  Property, plant and equipment.............................  $(33,092)  $(32,987)
                                                              --------   --------
          Total deferred tax liabilities....................   (33,092)   (32,987)
                                                              --------   --------
Deferred tax assets:
  Post employment benefits..................................     5,532      3,972
  Environmental reserve.....................................     3,178      4,656
  Equity in partnership.....................................     4,082      4,082
  Tax credit carryovers.....................................     3,037      1,956
  Other deferred assets.....................................       711        890
  Net operating loss carryforward...........................    89,017     61,070
                                                              --------   --------
          Total deferred tax assets.........................   105,557     76,626
Valuation allowance for deferred tax assets.................   (67,835)        --
                                                              --------   --------
     Net deferred tax assets................................    37,722     76,626
                                                              --------   --------
     Net deferred taxes.....................................  $  4,630   $ 43,639
                                                              ========   ========

     The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense (benefit) for the periods presented is as follows:

                                       2000                 1999                1998
                                ------------------   ------------------   -----------------
                                 AMOUNT    PERCENT    AMOUNT    PERCENT   AMOUNT    PERCENT
                                --------   -------   --------   -------   -------   -------
Tax at U.S. statutory rates...  $(22,586)    (35)%   $(26,809)    (35)%   $(6,193)    (35)%
State and foreign income
  taxes, net of federal tax
  benefit.....................    (6,068)     (9)      (1,186)     (1)       (142)     (1)
Amortization of non-deductible
  Goodwill....................     1,850       3        1,781       2       1,658       9
Valuation allowance...........    67,835     105           --      --          --      --
                                --------     ---     --------     ---     -------     ---
                                $ 41,031      64%    $(26,214)    (34)%   $(4,677)    (27)%
                                ========     ===     ========     ===     =======     ===

                            PIONEER COMPANIES, INC.

     At December 31, 2000, Pioneer had available U.S. net operating loss carryforward ("NOL") of approximately $224 million which expires in 2009 through 2020 and $20 million of foreign NOL expiring in 2004 through 2008. The NOLs are available for offset against future taxable income generated during the carryforward period. In assessing the value of the deferred tax assets, management considers whether it is more likely than not that all of the deferred tax assets will be realized. Projected future income tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment. In 2000, based on the uncertainties as to the effect of the financial restructuring on the NOLs and the level of historical taxable income and projections for future taxable income over the periods in which the NOLs are available for use, it was estimated that it is more likely than not that Pioneer will not realize the full benefits of deferred tax assets. Accordingly, a valuation allowance of $67.8 million has been recorded as of December 31, 2000.

17. OTHER LONG-TERM LIABILITIES -- ENVIRONMENTAL

     Pioneer's operations are subject to extensive environmental laws and regulations related to protection of the environment, including those applicable to waste management, discharge of materials into the air and water, clean-up liability from historical waste disposal practices, and employee health and safety. At several of Pioneer's facilities, investigations or remediation is underway and at some of these locations regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources. Pioneer could be required to incur additional costs to construct and operate remediation systems in the future. In addition, at several of its facilities Pioneer is in the process of replacing or closing ponds for the collection of wastewater. Pioneer plans to spend approximately $1.5 million during the next three years on improvements to discontinue the use of three chlor-alkali waste water disposal ponds at the Henderson plant, replacing them with systems to recycle wastewater. Pioneer believes that it is in substantial compliance with existing government regulations.

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

                            PIONEER COMPANIES, INC.

the parties and that Pioneer would have to subject its claims for clean-up expenses, which could be substantial, to the contractually established arbitration process. In the opinion of management, any environmental liability in excess of the amount indemnified and accrued on the consolidated balance sheet would not have a material adverse affect on the consolidated financial statements.

     In the agreement relating to the Pioneer Acquisition, the sellers agreed to indemnify Pioneer for certain environmental liabilities that result from certain discharges of hazardous materials, or violations of environmental laws, arising prior to April 20, 1995 (the "Closing Date") from or relating to the PCA plant sites or arising before or after the Closing Date with respect to certain environmental liabilities relating to assets held by Pioneer for the benefit of the sellers (the "Sellers' Indemnity"). Amounts payable pursuant to the Sellers' Indemnity were generally payable as follows: (i) out of certain reserves established on the Predecessor Company's balance sheet at December 31, 1994;
(ii) either by offset against the amounts payable under the notes issued to the sellers or from deposit account balances held by Pioneer (see Note 6); and (iii) in certain circumstances and subject to specified limitations, out of the personal assets of the sellers. Pioneer was required to reimburse the sellers for amounts paid under the Sellers' Indemnity with amounts recovered under the ZENECA Indemnity or from other third parties.

     In 1999 disputes arose between the Company and the Sellers as to the proper scope of the indemnity. During June 2000, the Company and the sellers effected an agreement pursuant to which the Company, in exchange for cash and other consideration, relieved the sellers from their environmental indemnity obligations and agreed to transfer to the Sellers the record title to the Contingent Payment Properties and the $800,000 remaining cash balance in the Contingent Payment Account that was determined to be in excess of anticipated environmental liability. The cash balance in the Contingent Payment Account at the time of this transaction was $6.1 million. This cash balance was not previously reflected on the Company's balance sheet since a right of setoff existed. This transaction resulted in a gain of $1.8 million.

     Remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are based upon management's best estimate of the ultimate cost and are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Ongoing environmental compliance cost, including maintenance and monitoring costs, are charged to operations as incurred. The liabilities are based upon all available facts, existing technology, past experience and cost-sharing arrangements, including the viability of other parties. Charges made against income for recurring environmental matters, included in "cost of sales" on the statements of operations, totaled approximately $2.7 million, $2.8 million and $3.4 million for the years ended December 31, 2000, 1999, and 1998, respectively. Capital expenditures for environmental-related matters at existing facilities approximated $1.8 million, $1.2 million and $2.5 million for the years ended December 31, 2000, 1999, and 1998, respectively. Future environmental-related capital expenditures will depend upon regulatory requirements, as well as timing related to obtaining necessary permits and approvals.

     Estimates of future environmental restoration and remediation costs are inherently imprecise due to currently unknown factors such as the magnitude of possible contamination, the timing and extent of such restoration and remediation, the extent to which such costs are recoverable from third parties, and the extent to which environmental laws and regulations may change in the future. The Predecessor Company established a reserve at the time of its acquisition of the Henderson, Nevada and St. Gabriel, Louisiana facilities with respect to potential remediation costs relating to matters not covered by the ZENECA Indemnity, consisting primarily of remediation costs that may be incurred by Pioneer for chlor-alkali-related remediation of the Henderson and St. Gabriel facilities. The recorded accrual included certain amounts related to anticipated closure and post-closure actions that may be required in the event that operation of the present chlor-alkali plants ceases. Such accrual, in the amount of $5.9 million, is recorded in Pioneer's consolidated balance sheets at December 31, 2000. However, complete analysis and study has not been completed, and therefore, additional charges may be recorded in the event a decision for closure is made.

                            PIONEER COMPANIES, INC.

     In 1994, the Predecessor Company recorded an additional $3.2 million environmental reserve related to pre-closing actions at sites that are the responsibility of the ZENECA Companies. In June 2000, based on the results of a third party environmental analysis, the $3.2 million environmental reserve and offsetting receivable discussed below were adjusted to the discounted future cash flows for estimated environmental remediation, which was $2 million. Reserves of $2 million and $3.2 million were recorded in Pioneer's consolidated balance sheets at December 31, 2000 and 1999, respectively. Other assets include an account receivable of the same amount from the ZENECA Companies. Pioneer believes it will be reimbursed by the ZENECA Companies for substantially all of such costs that are incurred at the Henderson Plant and other properties within the same industrial complex. Additionally, certain other environmental matters exist which have been assumed directly by the ZENECA Companies. No assurance can be given that actual costs will not exceed accrued amounts. The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs, or a determination that Pioneer is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by Pioneer to be required for such matters. Further, there can be no assurance that additional environmental matters will not arise in the future.

18. RELATED PARTY TRANSACTIONS

     On December 28, 1999, Pioneer sold its 15% partnership interest in Saguaro Power Company ("Saguaro"), which owns a cogeneration plant located in Henderson, Nevada. Pioneer's interest in Saguaro was accounted for using the cost method of accounting. Prior to this sale, Pioneer sold certain products and services to and purchased steam from Saguaro at market prices. Transactions with Saguaro prior to the sale were as follows:

                                                               1999     1998
                                                              ------   ------
Sales to Saguaro............................................  $  874   $  778
Purchases from Saguaro......................................   1,585    1,284
Partnership cash distribution from Saguaro (included in
  other income, net)........................................   1,020      975

     Accounts receivable from and accounts payable to Saguaro were not significant to Pioneer's consolidated balance sheet.

     Pioneer is a party to an agreement with BMI for the delivery of Pioneer's water to the Henderson production facility. The agreement provides for the delivery of a minimum of eight million gallons of water per day. The agreement expires on December 31, 2014, unless terminated earlier in accordance with the provisions of the agreement. In addition, BMI owns the power facilities which transmit electricity to the Henderson facility. For the year ended December 31, 2000, 1999, and 1998, for its services BMI charged operating expenses to Pioneer of approximately $1.5 million, $1.6 million, and $1.3 million, respectively.

     During 1999, Pioneer entered into arrangements with an affiliate of Strategic Distribution, Inc. ("Strategic") pursuant to which Strategic's affiliate provides procurement, handling and data management of maintenance, repair and operating supplies at Pioneer's facilities in Henderson, Nevada and St. Gabriel, Louisiana. William R. Berkley, Chairman of the Board of Pioneer, owns approximately twenty-three percent of Strategic's common stock, and serves as chairman of the board of directors of the company. Andrew R. Bursky, a Pioneer director, is a director of Strategic, and Jack Nusbaum, a Pioneer director, is also a director of Strategic. The Strategic affiliate was paid $4.0 million and $2.5 million for the years ended December 31, 2000 and 1999, respectively, for services rendered to Pioneer under the agreement.

                            PIONEER COMPANIES, INC.

19. LOSS PER SHARE

     Per share information for all periods presented reflects 7% stock dividends on the Class A and Class B Common Stock issued in 1999 and 1998. Computational amounts for loss per share are as follows:

                                                        2000        1999       1998
                                                      ---------   --------   --------
Net loss............................................  $(105,563)  $(50,384)  $(13,017)
                                                      =========   ========   ========
Basic and Diluted Earnings Per Share:
  Weighted average number of common shares
     outstanding....................................     11,535     11,515     11,458
                                                      =========   ========   ========
  Loss per share....................................  $   (9.15)  $  (4.38)  $  (1.14)
                                                      =========   ========   ========

20. RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS 133 effective January 1, 2001 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                              FIRST      SECOND     THIRD      FOURTH
                                             QUARTER    QUARTER    QUARTER    QUARTER
                                             --------   --------   --------   --------
Year ended December 31, 2000
  Revenues.................................  $ 84,304   $ 89,157   $ 87,363   $ 80,657
  Operating income (loss)..................      (807)       807     (6,243)    (5,270)
  Loss before income taxes.................   (14,171)    (8,692)   (21,203)   (20,466)
  Net loss.................................    (9,586)    (5,875)   (13,358)   (76,744)
  Per share data(1) --
     Basic and diluted net loss............  $  (0.83)  $  (0.51)  $  (1.16)  $  (6.65)
                                             ========   ========   ========   ========
Year ended December 31, 1999
  Revenues.................................  $ 70,949   $ 69,030   $ 74,872   $ 81,791
  Operating income (loss)..................     4,768    (14,622)   (12,599)   (16,394)
  Loss before income taxes.................    (8,553)   (27,247)   (23,201)   (17,597)
  Net loss.................................    (6,033)   (18,348)   (14,567)   (11,436)
  Per share data(1) --
     Basic and diluted net loss............  $  (0.52)  $  (1.59)  $  (1.26)  $  (0.99)
                                             ========   ========   ========   ========

---------------

No cash dividends were declared or paid by the Company in 2000, 1999, or 1998.

(1) Per share information for all periods presented reflects 7% stock dividends on the Class A and Class B Common Stock in December 1999.

                            PIONEER COMPANIES, INC.

22. SUBSEQUENT EVENT

     In March 2001, Pioneer announced a fifty percent curtailment in the capacity of the Tacoma plant due to an inability to obtain sufficient power at reasonable prices. The primary cost related to the Tacoma curtailment is severance expense, which management expects to be approximately $1.9 million. Management has reviewed Tacoma's long-lived assets and goodwill to assess whether the assets are impaired in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Based on the results of this analysis, management believes that the Tacoma long-lived assets and goodwill are not impaired.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in Pioneer's definitive proxy statement relating to the 2001 Annual Meeting of Stockholders of Pioneer (the "2001 Proxy Statement") to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in response to Items 401 and 405 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act ("Regulation S-K"), or if the 2001 Proxy Statement is not so filed within 120 days after December 31, 2000, such information will be included in an amendment to this report filed not later than the end of such period. Reference is also made to the information appearing in Item 4.a of Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2001 Proxy Statement in response to Item 402 of Regulation S-K, or if the 2001 Proxy Statement is not so filed within 120 days after December 31, 2000, such information will be included in an amendment to this report filed not later than the end of such period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2001 Proxy Statement in response to Item 403 of Regulation S-K, or if the 2001 Proxy Statement is not so filed within 120 days after December 31, 2000, such information will be included in an amendment to this report filed not later than the end of such period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2001 Proxy Statement in response to Item 404 of Regulation S-K, or if the 2001 Proxy Statement is not so filed within 120 days after December 31, 2000, such information will be included in an amendment to this report filed not later than the end of such period.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) List of Documents Filed.

          (1) The financial statements filed as part of this report are listed in the Index to Financial Statements under Item 8 on page 20 hereof.

          (2) Additional financial information and schedules included pursuant to the requirements of Form 10-K are listed in the Index to Financial Statements under Item 8 on page 20 hereof.

          (3) Exhibits

     The exhibits indicated by an asterisk (*) are incorporated by reference. The exhibits indicated by a plus sign (+) each constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          2.1*           -- Stock Purchase Agreement, dated as of March 24, 1995, by and among the Company, PCA and the Sellers parties
                            thereto (incorporated by reference to Exhibit 2 to the
                            Company's Current Report on Form 8-K filed on May 5,
                            1995)
          2.2*           -- Asset Purchase Agreement, dated as of May 14, 1997, by
                            and between OCC Tacoma, Inc. and the Company
                            (incorporated by reference to Exhibit 2 to Pioneer's
                            Current Report on Form 8-K filed on July 1, 1997)
          2.3(a)*        -- Asset Purchase Agreement, dated as of September 22, 1997, between PCI Chemicals Canada Inc. ("PCICC"), PCI
                            Carolina, Inc. and the Company and ICI Canada Inc., ICI
                            Americas, Inc. and Imperial Chemical Industries plc
                            (incorporated by reference to Exhibit 2 to the Company's
                            Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 1997)
          2.3(b)*        -- First Amendment to Asset Purchase Agreement, dated as of
                            October 31, 1997, between PCICC, PCI Carolina, Inc. and
                            the Company and ICI Canada Inc., ICI Americas, Inc. and
                            Imperial Chemical Industries plc (incorporated by
                            reference to Exhibit 2 to Pioneer's Current Report on
                            Form 8-K filed on November 17, 1997)
          3.1(a)*        -- Third Restated Certificate of Incorporation of the
                            Company filed with Secretary of State of Delaware on May
                            21, 1993 (incorporated by Reference to Exhibit 3.1 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1993)
          3.1(b)*        -- First Amendment to Third Restated Certificate of
                            Incorporation of the Company filed with Secretary of
                            State of Delaware on April 20, 1995 (incorporated by
                            reference to Exhibit 3.1(b) to Pioneer's Annual Report on
                            Form 10-K for the year ended December 31, 1995)
          3.1(c)*        -- Second Amendment to Third Restated Certificate of
                            Incorporation of the Company filed with Secretary of
                            State of Delaware on April 27, 1995 (incorporated by
                            reference to Exhibit 3.1(c) to the Company's Annual
                            Report on Form 10-K for the year ended December 31, 1995)
          3.2*           -- By-laws of the Company (incorporated by reference to
                            Exhibit 3.2 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1998)
          4.1*           -- Certificate of Designations of Series A Preferred Stock
                            of the Company (incorporated by reference to Exhibit 4 to
                            the Company's Current Report on Form 8-K filed on July 1,
                            1997)
          4.2*           -- Indenture, dated as of June 17, 1997, by and among PCA, the Subsidiary Guarantors defined therein and United
                            States Trust Company of New York, as Trustee, relating to
                            $200,000,000 principal amount of 9 1/4% Series A Senior
                            Notes due 2007, including form of Note and Guarantees
                            (incorporated by reference to Exhibit 2 to the Company's
                            Current Report on Form 8-K filed on July 1, 1997)
          4.3(a)*        -- Deed of Trust, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PAI
                            (Tacoma, Washington) (incorporated by reference to
                            Exhibit 4.2(a) to PCA's Registration Statement on Form
                            S-4, as amended (file no. 333-30683))

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          4.3(b)*        -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PAI
                            (St. Gabriel, Louisiana) (incorporated by reference to
                            Exhibit 4.2(b) to PCA's Registration Statement on Form
                            S-4, as amended (file no. 333-30683))
          4.3(c)*        -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PAI
                            (Henderson, Nevada) (incorporated by reference to Exhibit
                            4.2(c) to PCA's Registration Statement on Form S-4, as
                            amended (file no. 333-30683))
          4.4(a)*        -- Term Loan Agreement, dated as of June 17, 1997, among
                            PAI, various financial institutions as Lenders, DLJ
                            Capital Funding, inc., as the Syndication Agent, Salomon
                            Brothers Holding Company Inc, as the Agent (the "PAI Term
                            Loan Agreement") (incorporated by reference to Exhibit
                            4.3(a) to PCA's Registration Statement on Form S-4, as
                            amended (file no. 333-30683))
          4.4(b)*        -- Subsidiary Guaranty, dated June 17, 1997, executed by
                            each of the Subsidiaries party thereto, as guarantor,
                            respectively, in favor of the Lenders, guaranteeing the
                            obligations of one another under the PCA Term Loan
                            Agreement (incorporated by reference to Exhibit 4.3(b) to
                            PCA's Registration Statement on Form S-4, as amended
                            (file No. 333-30683))
          4.5*           -- Security Agreement, dated as of June 17, 1997, among PAI and United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.4 to PCA's Registration Statement on Form S-4, as
                            amended (file no. 333-30683))
          4.6*           -- Stock Pledge Agreement, dated as of June 17, 1997, among
                            PCA and United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.5 to PAI's Registration Statement on Form S-4, as
                            amended (file no. 333-30683))
          4.7*           -- Intercreditor and Collateral Agency Agreement, dated as of June 17, and Collateral Agent, Bank of America
                            Illinois, as Agent, PCA and PAI (incorporated by
                            reference to Exhibit 4.7 to PCA's Registration Statement
                            on Form S-4, as amended (file no. 333-30683))
          4.8*           -- Indenture, dated as of October 30, 1997, by and among
                            PCICC, the as Trustee, relating to $175,000,000 principal
                            amount of 9 1/4% Series A Senior Notes due 2007,
                            including form of Note and Guarantees (incorporated by
                            reference to Exhibit 4.1 to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221))
          4.9*           -- Deed of Hypothec, dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.2 to PCICC's Registration Statement on Form S-4, as
                            amended (file no. 333-41221))
          4.10*          -- Affiliate Security Agreement, dated as of October 30,
                            1997, among PCICC, Pioneer Licensing, Inc. and United
                            States Trust Company of New York, as Collateral Agent
                            (incorporated by reference to Exhibit 4.3 to PCICC's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221))
          4.11*          -- Borrower (Canadian) Security Agreement, dated as of
                            October 30, 1997, between PCICC and United States Trust
                            Company of New York, as Collateral Agent (incorporated by
                            reference to Exhibit 4.4 to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221))

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          4.12(a)*       -- Demand Debenture (Ontario), dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New
                            York, as Collateral Agent (incorporated by reference to
                            Exhibit 4.5(a) to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221))
          4.12(b)*       -- Demand Debenture (Quebec), dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New
                            York, as Collateral Agent (incorporated by reference to
                            Exhibit 4.5(b) to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221))
          4.12(c)*       -- Demand Debenture (New Brunswick), dated as of October 30,
                            1997, by PCICC in favor of United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.5(c) to PCICC's Registration Statement on
                            Form S-4, as amended (file no. 333-41221))
          4.13(a)*       -- Demand Pledge Agreement (Ontario), dated as of October
                            30, 1997, by PCICC in favor of United States Trust
                            Company of New York, as Collateral Agent (incorporated by
                            reference to Exhibit 4.6(a) to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221))
          4.13(b)*       -- Demand Pledge Agreement (Quebec), dated as of October 30,
                            1997, by PCICC in favor of United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.6(b) to PCICC's Registration Statement on
                            Form S-4, as amended (file no. 333-41221))
          4.13(c)*       -- Demand Pledge Agreement (New Brunswick), dated as of
                            October 30, 1997, by PCICC in favor of United States
                            Trust Company of New York, as Collateral Agent
                            (incorporated by reference to Exhibit 4.6(c) to PCICC's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221))
          4.14*          -- Subsidiary Security Agreement, dated as of October 30,
                            1997, by PCICC in favor of United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.7 to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221))
          4.15(a)*       -- Term Loan Agreement, dated as of October 30, 1997, among
                            PCA, PAI, various financial institutions, as Lenders, DLJ
                            Capital Funding, Inc., Documentation Agent, Bank of
                            America National Trust and Savings Association, as the
                            Administrative Agent and United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.8(a) to PCICC's Registration Statement on
                            Form S-4, as amended (file no. 333-41221))
          4.15(b)*       -- Affiliate Guaranty, dated as of October 30, 1997, by and among PCICC, the Guarantors identified therein and the
                            Initial Purchasers identified therein (incorporated by
                            reference to Exhibit 4.8(b) to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221))

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          4.16*          -- Amended and Restated Loan and Security Agreement by and
                            among Congress Financial Corporation (Southwest) as U.S.
                            Lender, Congress Financial Corporation (Canada) as
                            Canadian Lender, and Congress Financial Corporation
                            (Southwest) as Agent for Lenders and Pioneer Chlor Alkali
                            Company, Inc., All-Pure Chemical Co., Kemwater North
                            America Company, PCI Chemicals Canada Inc./PCI Chimie
                            Canada Inc., PCI Carolina, Inc. and T.C. Products, Inc.,
                            as Borrowers and Pioneer Americas, Inc., Imperial West
                            Chemical Co., Black Mountain Power Company, T.C.
                            Holdings, Inc., Pioneer Licensing, Inc. and Pioneer
                            (East), Inc., as Guarantors dated as of September 24,
                            1999 (incorporated by reference to Exhibit 10 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended September 30, 1999)
         10.1*           -- Contingent Payment Agreement, dated as of April 20, 1995, by and among the Company, PCA and the Sellers party
                            thereto (incorporated by Reference to Exhibit 10.2 to the
                            Company's Current Report on Form 8-K filed on May 5,
                            1995)
         10.2*           -- Tax Sharing Agreement, dated as of April 20, 1995, by and among the Company, PCA and the Subsidiary Guarantors
                            (incorporated by reference to Exhibit 10.3 to PCA's
                            Registration Statement on Form S-4, as amended (file No.
                            33-98828))
         10.3*+          -- Pioneer Companies, Inc. 1995 Stock Incentive Plan
                            (incorporated by reference to Exhibit 10.4 to PCA's
                            Registration Statement on Form S-4, as amended (file No.
                            33-98828))
         10.4*+          -- Non-Qualified Stock Option Agreement, dated January 4,
                            1997, between Pioneer and Michael J. Ferris (incorporated
                            by reference to Exhibit 10.15 to the Company's Annual
                            Report on Form 10-K for the year ended December 31, 1996)
         10.5*+          -- Non-Qualified Stock Option Agreement, dated May 15, 1997, between the Company and Andrew M. Bursky (incorporated by
                            reference to Exhibit 10.11 to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221))
         21              -- Subsidiaries of the Company
         23.1            -- Independent Auditors' Consent

     (b) Reports on Form 8-K.

     On December 19, 2000, the Company filed a report on Form 8-K. Under Item 5 of the report ("Other Events"), the Company reported that it had issued a press release announcing that Pioneer Corporation of America, a wholly-owned subsidiary of the Company, was delaying the payment of interest due on December 15, 2000, on outstanding 9 1/4% Senior Secured Notes due June 2007. The press release also disclosed that the Company had entered into discussions with an institutional investor with respect to a three-year credit facility of up to $35 million subject to specified conditions. It was stated that if the new financing was consummated within thirty days, Pioneer would be able to pay the delayed interest payment within the grace period allowed by the Notes, and that necessary consents would be sought from the holders of the Company's senior indebtedness. Further, the Company disclosed that if the financing was not arranged or if the necessary consents were not obtained, the Company would seek a restructuring of the senior indebtedness.

     In a subsequent Form 8-K filed on January 8, 2001, the Company reported that a subsequent press release had been issued, announcing that principal payments due on additional indebtedness had not been paid, that the discussions with respect to a new credit facility had been terminated, and that the Company was developing a more comprehensive financial restructuring program.

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

                                                                     SCHEDULE II

                            PIONEER COMPANIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                       BALANCE AT   CHARGED TO                                BALANCE AT
                                       BEGINNING    COSTS AND                                   END OF
DESCRIPTION                            OF PERIOD     EXPENSE     ADDITIONS   DEDUCTIONS         PERIOD
-----------                            ----------   ----------   ---------   ----------       ----------
Year Ended December 31, 2000:
  Allowance for doubtful accounts....    $2,750        $93                    $(1,451)(A)(B)    $1,392
Year Ended December 31, 1999:
  Allowance for doubtful accounts....     3,122        405          --           (777)(A)        2,750
Year Ended December 31, 1998:
  Allowance for doubtful accounts....     3,602        205          --           (685)(A)        3,122

---------------

(A)  Uncollectible accounts written off, net of recoveries.

(B) Includes reversal of $1,158 of KNA allowance in connection with the sale of that business.

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

April 11, 2001

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

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

                /s/ MICHAEL J. FERRIS                  President and Chief Executive     April 11, 2001
-----------------------------------------------------    Officer and Director
                 (Michael J. Ferris)

                /s/ PHILIP J. ABLOVE                   Executive Vice President and      April 11, 2001
-----------------------------------------------------    Chief Financial Officer and
                 (Philip J. Ablove)                      Director (Principal Financial
                                                         Officer)

                /s/ PIERRE PRUD'HOMME                  Vice President, Controller        April 11, 2001
-----------------------------------------------------    (Principal Accounting
                 (Pierre Prud'homme)                     Officer)

               /s/ WILLIAM R. BERKLEY                  Chairman of the Board             April 11, 2001
-----------------------------------------------------
                (William R. Berkley)

                /s/ ANDREW M. BURSKY                   Director                          April 11, 2001
-----------------------------------------------------
                 (Andrew M. Bursky)

                /s/ DONALD J. DONAHUE                  Director                          April 11, 2001
-----------------------------------------------------
                 (Donald J. Donahue)

             /s/ RICHARD C. KELLOGG, JR.               Director                          April 11, 2001
-----------------------------------------------------
              (Richard C. Kellogg, Jr.)

                 /s/ JOHN R. KENNEDY                   Director                          April 11, 2001
-----------------------------------------------------
                  (John R. Kennedy)

                 /s/ JACK H. NUSBAUM                   Director                          April 11, 2001
-----------------------------------------------------
                  (Jack H. Nusbaum)

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          2.1*           -- Stock Purchase Agreement, dated as of March 24, 1995, by and among the Company, PCA and the Sellers parties
                            thereto (incorporated by reference to Exhibit 2 to the
                            Company's Current Report on Form 8-K filed on May 5,
                            1995)
          2.2*           -- Asset Purchase Agreement, dated as of May 14, 1997, by
                            and between OCC Tacoma, Inc. and the Company
                            (incorporated by reference to Exhibit 2 to Pioneer's
                            Current Report on Form 8-K filed on July 1, 1997)
          2.3(a)*        -- Asset Purchase Agreement, dated as of September 22, 1997, between PCI Chemicals Canada Inc. ("PCICC"), PCI
                            Carolina, Inc. and the Company and ICI Canada Inc., ICI
                            Americas, Inc. and Imperial Chemical Industries plc
                            (incorporated by reference to Exhibit 2 to the Company's
                            Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 1997)
          2.3(b)*        -- First Amendment to Asset Purchase Agreement, dated as of
                            October 31, 1997, between PCICC, PCI Carolina, Inc. and
                            the Company and ICI Canada Inc., ICI Americas, Inc. and
                            Imperial Chemical Industries plc (incorporated by
                            reference to Exhibit 2 to Pioneer's Current Report on
                            Form 8-K filed on November 17, 1997)
          3.1(a)*        -- Third Restated Certificate of Incorporation of the
                            Company filed with Secretary of State of Delaware on May
                            21, 1993 (incorporated by Reference to Exhibit 3.1 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1993)
          3.1(b)*        -- First Amendment to Third Restated Certificate of
                            Incorporation of the Company filed with Secretary of
                            State of Delaware on April 20, 1995 (incorporated by
                            reference to Exhibit 3.1(b) to Pioneer's Annual Report on
                            Form 10-K for the year ended December 31, 1995)
          3.1(c)*        -- Second Amendment to Third Restated Certificate of
                            Incorporation of the Company filed with Secretary of
                            State of Delaware on April 27, 1995 (incorporated by
                            reference to Exhibit 3.1(c) to the Company's Annual
                            Report on Form 10-K for the year ended December 31, 1995)
          3.2*           -- By-laws of the Company (incorporated by reference to
                            Exhibit 3.2 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1998)
          4.1*           -- Certificate of Designations of Series A Preferred Stock
                            of the Company (incorporated by reference to Exhibit 4 to
                            the Company's Current Report on Form 8-K filed on July 1,
                            1997)
          4.2*           -- Indenture, dated as of June 17, 1997, by and among PCA, the Subsidiary Guarantors defined therein and United
                            States Trust Company of New York, as Trustee, relating to
                            $200,000,000 principal amount of 9 1/4% Series A Senior
                            Notes due 2007, including form of Note and Guarantees
                            (incorporated by reference to Exhibit 2 to the Company's
                            Current Report on Form 8-K filed on July 1, 1997)
          4.3(a)*        -- Deed of Trust, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PAI
                            (Tacoma, Washington) (incorporated by reference to
                            Exhibit 4.2(a) to PCA's Registration Statement on Form
                            S-4, as amended (file no. 333-30683))
          4.3(b)*        -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PAI
                            (St. Gabriel, Louisiana) (incorporated by reference to
                            Exhibit 4.2(b) to PCA's Registration Statement on Form
                            S-4, as amended (file no. 333-30683))

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          4.3(c)*        -- Mortgage, Assignment of Leases and Rents, Security
                            Agreement, Fixture Filing and Financing Statement by PAI
                            (Henderson, Nevada) (incorporated by reference to Exhibit
                            4.2(c) to PCA's Registration Statement on Form S-4, as
                            amended (file no. 333-30683))
          4.4(a)*        -- Term Loan Agreement, dated as of June 17, 1997, among
                            PAI, various financial institutions as Lenders, DLJ
                            Capital Funding, inc., as the Syndication Agent, Salomon
                            Brothers Holding Company Inc, as the Agent (the "PAI Term
                            Loan Agreement") (incorporated by reference to Exhibit
                            4.3(a) to PCA's Registration Statement on Form S-4, as
                            amended (file no. 333-30683))
          4.4(b)*        -- Subsidiary Guaranty, dated June 17, 1997, executed by
                            each of the Subsidiaries party thereto, as guarantor,
                            respectively, in favor of the Lenders, guaranteeing the
                            obligations of one another under the PCA Term Loan
                            Agreement (incorporated by reference to Exhibit 4.3(b) to
                            PCA's Registration Statement on Form S-4, as amended
                            (file No. 333-30683))
          4.5*           -- Security Agreement, dated as of June 17, 1997, among PAI and United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.4 to PCA's Registration Statement on Form S-4, as
                            amended (file no. 333-30683))
          4.6*           -- Stock Pledge Agreement, dated as of June 17, 1997, among
                            PCA and United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.5 to PAI's Registration Statement on Form S-4, as
                            amended (file no. 333-30683))
          4.7*           -- Intercreditor and Collateral Agency Agreement, dated as of June 17, and Collateral Agent, Bank of America
                            Illinois, as Agent, PCA and PAI (incorporated by
                            reference to Exhibit 4.7 to PCA's Registration Statement
                            on Form S-4, as amended (file no. 333-30683))
          4.8*           -- Indenture, dated as of October 30, 1997, by and among
                            PCICC, the as Trustee, relating to $175,000,000 principal
                            amount of 9 1/4% Series A Senior Notes due 2007,
                            including form of Note and Guarantees (incorporated by
                            reference to Exhibit 4.1 to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221))
          4.9*           -- Deed of Hypothec, dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New York, as
                            Collateral Agent (incorporated by reference to Exhibit
                            4.2 to PCICC's Registration Statement on Form S-4, as
                            amended (file no. 333-41221))
          4.10*          -- Affiliate Security Agreement, dated as of October 30,
                            1997, among PCICC, Pioneer Licensing, Inc. and United
                            States Trust Company of New York, as Collateral Agent
                            (incorporated by reference to Exhibit 4.3 to PCICC's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221))
          4.11*          -- Borrower (Canadian) Security Agreement, dated as of
                            October 30, 1997, between PCICC and United States Trust
                            Company of New York, as Collateral Agent (incorporated by
                            reference to Exhibit 4.4 to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221))
          4.12(a)*       -- Demand Debenture (Ontario), dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New
                            York, as Collateral Agent (incorporated by reference to
                            Exhibit 4.5(a) to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221))

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          4.12(b)*       -- Demand Debenture (Quebec), dated as of October 30, 1997, by PCICC in favor of United States Trust Company of New
                            York, as Collateral Agent (incorporated by reference to
                            Exhibit 4.5(b) to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221))
          4.12(c)*       -- Demand Debenture (New Brunswick), dated as of October 30,
                            1997, by PCICC in favor of United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.5(c) to PCICC's Registration Statement on
                            Form S-4, as amended (file no. 333-41221))
          4.13(a)*       -- Demand Pledge Agreement (Ontario), dated as of October
                            30, 1997, by PCICC in favor of United States Trust
                            Company of New York, as Collateral Agent (incorporated by
                            reference to Exhibit 4.6(a) to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221))
          4.13(b)*       -- Demand Pledge Agreement (Quebec), dated as of October 30,
                            1997, by PCICC in favor of United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.6(b) to PCICC's Registration Statement on
                            Form S-4, as amended (file no. 333-41221))
          4.13(c)*       -- Demand Pledge Agreement (New Brunswick), dated as of
                            October 30, 1997, by PCICC in favor of United States
                            Trust Company of New York, as Collateral Agent
                            (incorporated by reference to Exhibit 4.6(c) to PCICC's
                            Registration Statement on Form S-4, as amended (file no.
                            333-41221))
          4.14*          -- Subsidiary Security Agreement, dated as of October 30,
                            1997, by PCICC in favor of United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.7 to PCICC's Registration Statement on Form
                            S-4, as amended (file no. 333-41221))
          4.15(a)*       -- Term Loan Agreement, dated as of October 30, 1997, among
                            PCA, PAI, various financial institutions, as Lenders, DLJ
                            Capital Funding, Inc., Documentation Agent, Bank of
                            America National Trust and Savings Association, as the
                            Administrative Agent and United States Trust Company of
                            New York, as Collateral Agent (incorporated by reference
                            to Exhibit 4.8(a) to PCICC's Registration Statement on
                            Form S-4, as amended (file no. 333-41221))
          4.15(b)*       -- Affiliate Guaranty, dated as of October 30, 1997, by and among PCICC, the Guarantors identified therein and the
                            Initial Purchasers identified therein (incorporated by
                            reference to Exhibit 4.8(b) to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221))
          4.16*          -- Amended and Restated Loan and Security Agreement by and
                            among Congress Financial Corporation (Southwest) as U.S.
                            Lender, Congress Financial Corporation (Canada) as
                            Canadian Lender, and Congress Financial Corporation
                            (Southwest) as Agent for Lenders and Pioneer Chlor Alkali
                            Company, Inc., All-Pure Chemical Co., Kemwater North
                            America Company, PCI Chemicals Canada Inc./PCI Chimie
                            Canada Inc., PCI Carolina, Inc. and T.C. Products, Inc.,
                            as Borrowers and Pioneer Americas, Inc., Imperial West
                            Chemical Co., Black Mountain Power Company, T.C.
                            Holdings, Inc., Pioneer Licensing, Inc. and Pioneer
                            (East), Inc., as Guarantors dated as of September 24,
                            1999 (incorporated by reference to Exhibit 10 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended September 30, 1999)
         10.1*           -- Contingent Payment Agreement, dated as of April 20, 1995, by and among the Company, PCA and the Sellers party
                            thereto (incorporated by Reference to Exhibit 10.2 to the
                            Company's Current Report on Form 8-K filed on May 5,
                            1995)

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.2*           -- Tax Sharing Agreement, dated as of April 20, 1995, by and among the Company, PCA and the Subsidiary Guarantors
                            (incorporated by reference to Exhibit 10.3 to PCA's
                            Registration Statement on Form S-4, as amended (file No.
                            33-98828))
         10.3*+          -- Pioneer Companies, Inc. 1995 Stock Incentive Plan
                            (incorporated by reference to Exhibit 10.4 to PCA's
                            Registration Statement on Form S-4, as amended (file No.
                            33-98828))
         10.4*+          -- Non-Qualified Stock Option Agreement, dated January 4,
                            1997, between Pioneer and Michael J. Ferris (incorporated
                            by reference to Exhibit 10.15 to the Company's Annual
                            Report on Form 10-K for the year ended December 31, 1996)
         10.5*+          -- Non-Qualified Stock Option Agreement, dated May 15, 1997, between the Company and Andrew M. Bursky (incorporated by
                            reference to Exhibit 10.11 to PCICC's Registration
                            Statement on Form S-4, as amended (file no. 333-41221))
         21              -- Subsidiaries of the Company
         23.1            -- Independent Auditors' Consent