Form 10-K/A
period 2000-12-31
PIONEER COMPANIES INC
filed 2001-04-30
CIK 830141

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

                                   ----------

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

================================================================================

         Pioneer Companies, Inc. (the "Company") hereby amends its annual report on Form 10-K for the year ended December 31, 2000, to include the following disclosure. As filed, the annual report did not include certain information called for by Items 10, 11, 12 and 13 of Part III of Form 10-K, in reliance on General Instruction G of Form 10-K. It has now been determined that the Company's definitive proxy statement with respect to the Company's 2001 annual meeting of stockholders will not be filed with the Commission within 120 days after the end of the year covered by the annual report, such that incorporation by reference of information that will otherwise be provided in the definitive proxy statement is not available. That information is set forth herein.


ITEM 10. DIRECTORS OF THE REGISTRANT.

         Following is certain information with respect to the members of the Company's Board of Directors:

     William R. Berkley -- Mr. Berkley has been the Company's Chairman of the Board and a member of the Board of Directors since 1987. He also serves as chairman of the board of several other companies that he controls or founded. These include W.R. Berkley Corporation, a property and casualty insurance company, Strategic Distribution, Inc., a distributor of maintenance, repair and operations products to industry, Associated Community Bancorp, Inc., a bank holding company, and Interlaken Capital, Inc., a private investment and consulting firm. Mr. Berkley is 55 years of age, and his term of office as a director expires at the annual meeting of stockholders to be held in 2003.

     Philip J. Ablove -- Mr. Ablove has been the Company's Executive Vice President and Chief Financial Officer since November 1999. He was the Company's Vice President and Chief Financial Officer from March 1996 to November 1999. He was a consultant and officer and director specializing in financially distressed companies from 1983 to 1996, and in a consulting role he served as Acting Chief Financial Officer of the Company from October 1995 to March 1966. Mr. Ablove is 60 years of age, and his term of office as a director expires at the annual meeting of stockholders to be held in 2002.

     Andrew M. Bursky -- Mr. Bursky has been a Managing Director of Pegasus Investors, L.P., a private investment firm, since June 1999. From May 1980 to May 1999, he was a Managing Director of Interlaken Capital, Inc., a private investment and consulting firm. He also serves as a director of Strategic Distribution, Inc. Mr. Bursky is 44 years of age, and his term of office as a director expires at the annual meeting of stockholders to be held in 2002.

     Donald J. Donahue -- Mr. Donahue has been a private investor since February 1996, and he has served as the Company's Vice Chairman of the Board of Directors since May 1996. He served as Chairman of the Board of Magma Copper Company from 1987 to 1996 and as chairman of Nacolah Holding Co., a life and health insurance company, from 1990 to 1993. Mr. Donahue is 76 years of age, and his term of office as a director expires at the annual meeting of stockholders to be held in 2001.

     Michael J. Ferris -- Mr. Ferris has been the Company's President and Chief Executive Officer since January 1997. Prior to joining the Company, he was employed by Vulcan Materials Company from March 1974 to January 1997, and he served as an Executive Vice President of Vulcan from 1996 to 1997. Vulcan is engaged in the production of industrial materials and commodities with significant positions in two industries, construction aggregates and chemicals. He is also a director of ChemFirst, Inc. Mr. Ferris is 56 years of age, and his term of office as a director expires at the annual meeting of stockholders to be held in 2003.

     John R. Kennedy -- Mr. Kennedy retired as President and Chief Executive Officer of Federal Paper Board Company, Inc. in 1996, after serving that company since 1975. He also serves as a director of International Paper Company, Chase Brass Industries, Inc., Modis Professional Services, Inc., and Holnam Inc. Mr. Kennedy is 70 years of age, and his term of office as a director expires at the annual meeting of stockholders to be held in 2002.

     Richard C. Kellogg, Jr. -- Mr. Kellogg has been a private investor since January 1997. He served as the Company's President from April 1995 to January 1997. He was a co-founder of Pioneer Americas, Inc. and served as chairman of the board and as a director of that company from its formation in 1988 until its acquisition by the Company in 1995. Mr. Kellogg is 49 years of age, and his term of office as a director expires at the annual meeting of stockholders to be held in 2001.

     Jack H. Nusbaum -- Mr. Nusbaum is Chairman of the New York law firm of Willkie Farr & Gallagher, where he has been a partner for more than twenty-five years. He is also a director of W.R. Berkley Corporation, Strategic Distribution, Inc., Prime Hospitality Corp., The Topps Company, Inc. and Neuberger Berman, Inc. Mr. Nusbaum is 60 years of age, and his term of office as a director expires at the annual meeting of stockholders to be held in 2001.


ITEM 11. EXECUTIVE COMPENSATION.

         The following table provides information with respect to the compensation of the Company's President and Chief Executive Officer and the four other most highly paid executive officers. Where appropriate, share data reflects the two seven percent stock dividends paid to holders of record during the last three years.

                                                                                               LONG TERM
                                                                                             COMPENSATION
                                        ANNUAL COMPENSATION               OTHER ANNUAL          AWARDS         ALL OTHER
                                                                                             -------------       COMPEN-
NAME AND PRINCIPAL POSITION     YEAR        SALARY($)      BONUS($)     COMPENSATION(1)($)   OPTIONS(2)(#)     SATION($)(3)
Michael J. Ferris,              2000         400,010           -0-              -0-              25,000           4,750
President and Chief             1999         400,010           -0-              -0-              26,750           4,800
Executive Officer               1998         387,506         78,581             -0-              28,622           4,200

Norman E. Thogersen,            2000         244,540           -0-             7,796             17,500            -0-
Executive Vice President        1999         217,645           -0-             8,970             10,700            -0-
and Chief Operating             1998         187,594         78,790           13,200             13,738            -0-
Officer(4)

Philip J. Ablove,               2000         225,009           -0-              -0-              12,500           6,563
Executive Vice President        1999         225,005           -0-              -0-               8,025           4,800
and Chief Financial Officer     1998         225,003         36,873             -0-               9,159           4,125

Kent R. Stephenson,             2000         174,307           -0-              -0-               5,000           5,229
Vice President, General         1999         168,004           -0-              -0-               4,280           4,800
Counsel and Secretary           1998         164,753         20,039             -0-               4,579           4,800

Pierre Prud'homme,              2000          82,069           -0-             4,747              3,000            -0-
Vice President and              1999          80,191           -0-             5,178              2,140            -0-
Controller(5)                   1998          75,264         18,884            5,377              2,289            -0-

(1) The amounts for Mr. Thogersen relate to the personal use of a company car and premiums related to a company-paid life insurance policy, and the amounts for Mr. Prud'homme relate to the personal use of a company car.

(footnotes continued on following page)

(2) Expressed in terms of the numbers of shares of the Company's Class A Common Stock underlying options granted during the year. Option grants in 1999 and 2000 were under the Company's 1998 Stock Plan. The option grants in 1998 were under the Company's 1995 Stock Incentive Plan.

(3) Represents amounts contributed to match a portion of the employee's contributions under a 401(k) plan.

(4)  Mr. Thogersen resigned effective February 22, 2001.

(5) Mr. Prud'homme was elected Vice President and Controller of the Company on November 17, 2000. From November 2, 1999, to November 17, 2000, he served as Vice President, Business Planning and Development, of the Company, and prior thereto he served as Vice President and Controller of the Company's Canadian subsidiary.

         Upon his resignation as Executive Vice President and Chief Operating Officer of the Company, Mr. Thogersen entered into a severance agreement with the Company that provides for his continuing employment for a two-year period. During the period Mr. Thogersen is continuing to receive annual compensation of C$350,000 (approximately US$233,415 at current exchange rates), and he continues to participate in benefit programs provided by the Company's Canadian subsidiary.

         The Company has established a severance program for all employees, and an executive severance program that applies to the individuals named in the above compensation table in the event of a termination of employment for reasons other than for cause. Under the latter program, following a termination for other than cause Mr. Ferris and Mr. Ablove would each receive two years' severance pay and Messrs. Stephenson and Prud'homme would each receive one year's severance pay.

         Defined benefit retirement coverage is provided to U.S.-based executive officers under the Pension Plan established by Pioneer Americas, Inc. At the normal retirement age of 65, participants under the plan receive benefits based on their credited service and their covered compensation for the average of their highest five complete consecutive plan years out of their last ten complete consecutive plan years. Covered compensation under the plan includes base pay and annual performance and incentive programs, but excludes all other items of compensation. In addition, a nonqualified, unfunded plan, the Restoration Retirement Plan, provides benefits for key salaried employees. The plan provides benefits in an amount equal to the amount that would be paid under the pension plan but for the maximum compensation limit (currently $170,000) under the Internal Revenue Code. Each of the executives named in the Summary Compensation Table, with the exception of Mr. Thogersen, participates in the Restoration Retirement Plan. The following table sets forth benefits payable under the Pension Plan and the Restoration Retirement Plan, computed as a straight life annuity beginning at age 65. Benefits are not subject to any deduction for social security since the basic benefit formula incorporates the average social security breakpoint in calculating the benefit.

                               Pension Plan Table

                                                           Years of Service (1)
                                 ------------------------------------------------------------------------
Remuneration                        15              20              25             30               35
------------                     --------        --------        --------        --------        --------
$125,000.................        $ 26,809        $ 35,745        $ 44,681        $ 53,618        $ 62,554
 150,000.................          32,434          43,245          54,056          64,868          75,679
 175,000.................          38,059          50,745          63,431          76,118          88,804
 200,000.................          43,684          58,245          72,806          87,368         101,929
 225,000.................          49,309          65,745          82,181          98,618         115,054
 250,000.................          54,939          73,245          91,556         109,868         128,179
 300,000.................          66,184          88,245         110,306         132,368         154,429
 400,000.................          88,684         118,245         147,806         177,368         206,929
 450,000.................          99,934         133,245         166,556         199,868         233,179
 500,000.................         111,184          49,245         185,306         222,368         259,429

----------

(1) The estimated years of credited service for each of the named executive officers of Pioneer as of December 31, 2000, were: Mr. Ferris -- 4 years; Mr. Ablove -- 4 years; Mr. Stephenson -- 7 years; and Mr. Prud'homme -- 22 years.

          Under the Internal Revenue Code the amount of employer contributions under the 401(k) Savings Plan are also limited if an individual's annual compensation is in excess of $170,000. Under the Restoration Retirement Plan unfunded benefits are provided to each of the executives named in the Summary Compensation Table, with the exception of Mr. Thogersen, in an amount equal to three percent of pay in excess of the salary limitation amount.

         Defined benefit retirement coverage will be provided to Mr. Thogersen under the pension plan maintained by the Company's Canadian subsidiary. At the expiration of the severance agreement between the Company and Mr. Thogersen, he will be eligible to receive annual benefits of C$173,000 per year (approximately US$115,374 at current exchange rates), based on what will have been 32 years of credited service at that time. While Revenue Canada regulations limit pension benefits, the amount of the pension benefits to be provided to Mr. Thogersen that exceeds the limits will be provided under an unfunded, excess pension plan.

         Option Grants in 2000 -- The following table provides information with respect to grants of stock options during 2000 to the named executive officers:

                                                                         POTENTIAL REALIZABLE
                                                      PERCENT                VALUE AT ASSUMED
                                  NUMBER OF          OF TOTAL             ANNUAL RATES OF STOCK
                                   SHARES             OPTIONS            PRICE APPRECIATION FOR
                                 UNDERLYING         GRANTED TO                 OPTION TERM
                                   OPTIONS           EMPLOYEES          --------------------------
   NAME                         GRANTED (#)           IN 2000            5%($)             10%($)
   -----                        ------------        ----------          -------           --------
   Michael J. Ferris                  25,000           19.7             222,059           353,592
   Norman E. Thogersen                17,500           13.8             155,441           247,514
   Philip J. Ablove                   12,500            9.8             111,030           176,796
   Kent R. Stephenson                  5,000            3.9              44,412            70,718
   Pierre Prud'homme                   3,000            2.4              26,647            42,431

         All of the options were granted under the Company's 1998 Stock Plan, with exercise prices equal to the fair market value of the Common Stock on the date of grant. All of the options have an exercise price of $5.453 per share, are exercisable in full on or after March 23, 2003, and expire if not exercised prior to March 23, 2010.

         The amounts indicated as potential realizable values reflect assumed rates of appreciation in market value from the date of grant until the end of the option term, at the rates set by the Securities and Exchange Commission, and therefore are not intended to forecast possible future appreciation, if any, in the Company's stock price. The Company did not use an alternative formula for a grant date valuation, as it is not aware of any formula that will determine with reasonable accuracy a present value based on future unknown or volatile factors.

         Aggregated Year-End Option Amounts -- The following table shows with respect to the named executive officers the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 2000, with respect to options to purchase Class A Common Stock of Pioneer. The closing price of the Class A Common Stock on December 29, 2000, the last trading day of the Company's fiscal year, was $0.688 per share, and none of the options that are outstanding were "in-the-money" (that is, the exercise prices for all shares that may be purchased upon the exercise of options exceeded the year-end market price). None of the named executive officers exercised any stock options during the year.

                                                               NUMBER OF SHARES
                                                            UNDERLYING UNEXERCISED
                                                       OPTIONS AT DECEMBER 31, 2000 (#)
                                                      -----------------------------------
            NAME                                      EXERCISABLE           UNEXERCISABLE
            ----                                      -----------           -------------
            Michael J. Ferris                                334,395             230,643
            Norman E. Thogersen                                8,990              63,572
            Philip J. Ablove                                  65,536              29,684
            Kent R. Stephenson                                25,357              13,859
            Pierre Prud'homme                                    -0-               7,429

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table shows, as of April 17, 2001, certain information regarding the shares of common stock and preferred stock owned by each person or entity who is known by the Company to be the beneficial owner of more than five percent of any class of stock. Except as noted, each person or entity has sole voting and investment power over the shares shown in the table.

                                                                      SHARES
                          NAME AND ADDRESS OF                       BENEFICIALLY             PERCENT
TITLE OF CLASS            BENEFICIAL OWNER                             OWNED                OF CLASS
--------------            -------------------                       ------------            ---------
Class A                   William R. Berkley(1)                        6,375,335                59.7
Common Stock              165 Mason Street
                          Greenwich, CT 06830


                          Richard C. Kellogg, Jr.(2)                     630,916                 5.9
                          2716 University Boulevard
                          Houston, Texas 77005

                          Frans G.J. Speets(3)                           630,916                 5.9

Class B                   Chemical Bank(4)                               858,830               100.0
Common Stock              Special Loan Group
                          270 Park Avenue, 48th Floor
                          New York, NY 10017

Preferred Stock           OCC Tacoma, Inc.                               55,000                100.0
                          5005 LBJ Freeway
                          Dallas, Texas 75380-9050

----------

(1) Includes 3,723,850 shares held by Interlaken Investment Partners, L.P. Mr. Berkley is the sole owner of a company that indirectly controls Interlaken, and so he may be deemed to be the beneficial owner of the shares held by Interlaken. Mr. Berkley's holdings (including the shares owned by Interlaken) represent 52.8% of the voting power of the Company's outstanding capital stock.

(2) Mr. Kellogg's holdings (including the shares that can be obtained through the exercise of options) represent 5.2% of the voting power of Pioneer's outstanding capital stock.

(3) Mr. Speets' holdings (including the shares that can be obtained through the exercise of options) represent 5.2% of the voting power of Pioneer's outstanding capital stock.

(4) Information obtained from a Schedule 13G, dated July 21, 1992, filed with the Securities and Exchange Commission by Chemical Bank. The filing reported that Chemical Bank had acquired 858,830 shares of Class B Common Stock (as adjusted for the one-for-four reverse stock split on

(footnotes continued on following page)

         April 27, 1995, and the four seven-percent stock dividends paid to stockholders since that date), of which it was the beneficial owner with sole voting and dispositive power. The holdings of Chemical Bank represent 7.1% of the voting power of the outstanding capital stock.

(5) The holdings of OCC Tacoma, Inc. represent 4.5% of the voting power of the outstanding capital stock.

         The following table shows, as of April 17, 2001, information regarding beneficial ownership of Pioneer's common stock by each of Pioneer's directors, each of Pioneer's executive officers named in Item 11 above, and all of Pioneer's directors and executive officers as a group. Included within beneficial ownership are shares that an individual has the right to acquire within 60 days of April 17, 2001 through the exercise of stock options. Percentages of common stock are based on the shares outstanding as of April 17, 2001, together with the shares that would be issued if the options are exercised.

                                                                          SHARES
                                            NAME OF                    BENEFICIALLY           PERCENT
      TITLE OF CLASS                    BENEFICIAL OWNER                   OWNED            OF CLASS(1)
      --------------                    ----------------               ------------         -----------
   Class A                   William R. Berkley                           6,375,335              56.6
   Common Stock              Michael J. Ferris                              518,554(2)            4.6
                             Philip J. Ablove                                88,394(3)              *
                             Andrew M. Bursky                               310,026(4)            2.8
                             Donald J. Donahue                              260,238(5)            2.3
                             Richard C. Kellogg, Jr.                        630,916               5.6
                             John H. Kennedy                                  8,134                 *
                             Jack H. Nusbaum                                 27,573                 *
                             Norman E. Thogersen                             23,728(6)              *
                             Kent R. Stephenson                              33,212(7)              *
                             Pierre Prud'homme                                2,289(8)              *
                             All directors and executive officers
                             as a group (11 persons)                      8,275,996              73.5

----------

(1)  Percentages of less than one percent are indicated by an asterisk (*).

(2)  Includes currently-exercisable options for the purchase of 334,395 shares.

(3)  Includes currently-exercisable options for the purchase of 74,695 shares.

(4)  Includes currently-exercisable options for the purchase of 122,493 shares.

(5) Includes 98,308 shares held by the Donahue Family Partnership, which Mr. Donahue serves as the general partner.

(6)  Includes currently-exercisable options for the purchase of 22,728 shares.

(7)  Includes currently-exercisable options for the purchase of 29,936 shares.

(8)  Includes currently-exercisable options for the purchase of 2,289 shares.

         Pioneer does not know of any current arrangements, including any pledge by any persons of Pioneer securities that may result in a change of control of Pioneer in the future.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During 1999, a subsidiary of the Company entered into arrangements with an affiliate of Strategic Distribution, Inc. pursuant to which the affiliate provides procurement, handling and data management for maintenance, repair and operating supplies at the subsidiary's facilities in Henderson, Nevada and St. Gabriel, Louisiana. William R. Berkley, the Chairman of the Board of the Company and the direct or indirect owner of approximately 59.7% of the Company's Class A Common Stock, owns approximately twenty-three percent of Strategic Distribution's common stock, and serves as the chairman of the board of directors of the company. Andrew R. Bursky and Jack H. Nusbaum, directors of the Company, are also directors of Strategic Distribution. Since January 1, 2000, the Strategic Distribution affiliate has been paid a total of approximately $942,000 for services rendered to the Company's subsidiary under the agreements.

         In accordance with the 1995 agreement relating to the acquisition of Pioneer Americas, Inc. by the Company, certain assets not necessary for the Company's chlor-alkali business were held for the benefit of the former owners of Pioneer Americas, Inc. Those assets included certain excess real property in St. Gabriel, Louisiana and Mojave, California, and a 32% equity interest in Basic Management, Inc. and, directly or indirectly, 37.22% of the partnership interest in The LandWell Company, L.P. Any proceeds from the assets were held in a separate contingent payment account for the benefit of the former owners, subject to offset against any claims by Pioneer Americas, Inc. under environmental warranties provided to Pioneer Americas, Inc. by the former owners. Included among the former owners are Richard C. Kellogg, Jr., a director of the Company and the beneficial owner of 5.9% of the Company's Class A Common Stock, and Frans G. J. Speets, who is the beneficial owner of 5.9% of the Company's Class A Common Stock. Messrs. Kellogg and Speets had interests in the contingent payment account of 39.4% and 29.4%, respectively.

         During 1999 a dispute arose between the former owners and the Company regarding the extent of the environmental indemnity and whether Pioneer Americas, Inc. had provided proper notice of claims under the indemnity. During June 2000 the Company and the former owners reached agreement to settle the dispute and to terminate the relationship that gave rise to it. The former owners were released from their environmental indemnity obligations, and the record title to the assets held by Pioneer Americas, Inc. for their benefit and $800,000 of the cash balance in the contingent payment account were transferred by Pioneer Americas, Inc. to a new entity formed by it, and all of the equity interests in that entity were transferred to the former owners. The remaining balance in the contingent payment account, $5.3 million, was retained by Pioneer Americas, Inc. That amount represented outstanding indemnity claims as well as the present value of anticipated environmental liabilities subject to the indemnity obligations, as determined by a third-party environmental analysis. The settlement and the resulting adjustment to the remediation reserve established by Pioneer Americas, Inc. led to a pre-tax gain of $1.8 million for the Company during the second quarter of 2000.

         In connection with the 1995 acquisition agreement, Messrs. Kellogg and Speets each also hold promissory notes payable by the Company in the principal amounts of $4,512,330 and $3,366,062, respectively. In connection with the settlement of the dispute with the former owners, the notes were revised to provide for a single maturity date of April 20, 2005. Previously the notes were payable in five equal annual installments beginning on April 1, 2001. Since January 1, 2000, the Company has paid Messrs. Kellogg and Speets interest on the notes in the amounts of approximately $364,000 and $271,000, respectively. The notes are currently in default, since the Company did not make the payments of interest that were due on January 1 and April 1 of this year.

         Pioneer Americas, Inc. is party to an agreement with Basic Management, Inc. for the delivery of water to the production facility in Henderson, Nevada. The agreement provides for the delivery of a minimum of eight million gallons of water per day. The agreement expires on December 31, 2014, unless terminated earlier under certain circumstances. Basic Management also charges Pioneer Americas, Inc. and other companies in the Henderson industrial complex for power distribution services and for real property management services. Since January 1, 2000, Pioneer Americas, Inc. has paid Basic Management approximately $2.2 million for providing such services. At March 31, 2001, the amount owed to Basic Management was approximately $286,000. An entity in which Messrs. Kellogg and Speets have respective 39.4% and 29.4% equity ownership interests owns 32% of the equity interest of Basic Management. Mr. Kellogg also serves as chairman of the board of directors of Basic Management.

         On April 20, 1995, the Company entered into a five-year employment agreement with Mr. Kellogg pursuant to which he served as President of the Company. Mr. Kellogg resigned as the Company's President on January 4, 1997. He continued to perform services for the Company, and pursuant to the terms of the agreement the Company continued to pay Mr. Kellogg an annual salary of $300,000 until the termination of the agreement on April 20, 2000.

         In connection with the 1995 acquisition agreement the Company also entered into an employment agreement with Mr. Speets, pursuant to which the Company paid Mr. Speets an annual salary of $190,000 through April 30, 2000.

         Jack H. Nusbaum, a director of the Company, is Chairman of the law firm of Willkie Farr & Gallagher, which has provided legal services to the Company from time to time.

         Each transaction involving officers or directors of the Company, its controlling persons or affiliates was authorized at the time of the transaction or subsequently ratified by a majority of the Company's disinterested directors. It is the Company's practice not to enter into any transactions with affiliated parties unless a majority of the disinterested and independent directors determines that the terms of such transactions are at least as favorable to the Company as those available in similar transactions made with non-affiliated parties.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           By: /s/ MICHAEL J. FERRIS
                                               ---------------------------------
                                           Michael J. Ferris
                                           President and Chief Executive Officer

April 30, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                                        Title                           DATE
                                                                                          ----
/s/ MICHAEL J. FERRIS                         President and Chief Executive          April 30, 2001
------------------------------------            Officer and Director
(Michael J. Ferris)

/s/ PHILIP J. ABLOVE                          Executive Vice President and           April 30, 2001
------------------------------------            Chief Financial Officer and
(Philip J. Ablove)                              Director
                                                (Principal Financial Officer)

/s/ PIERRE PRUD'HOMME                         Vice President, Controller             April 30, 2001
------------------------------------            (Principal Accounting Officer)
(Pierre Prud'homme)

/s/ WILLIAM R. BERKLEY                        Chairman of the Board                  April 30, 2001
------------------------------------
(William R. Berkley)

/s/ ANDREW M. BURSKY                          Director                               April 30, 2001
------------------------------------
(Andrew M. Bursky)

/s/ DONALD J. DONAHUE                         Director                               April 30, 2001
------------------------------------
(Donald J. Donahue)

/s/ RICHARD C. KELLOGG, JR.                   Director                               April 30, 2001
------------------------------------
(Richard C. Kellogg, Jr.)

/s/ JOHN R. KENNEDY                           Director                               April 30, 2001
-----------------------------------
(John R. Kennedy)

/s/ JACK H. NUSBAUM                           Director                               April 30, 2001
-----------------------------------
(Jack H. Nusbaum)