Form 10-Q
period 2001-03-31
PIONEER COMPANIES INC
filed 2001-05-15
CIK 830141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO _______

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     On April 30, 2001, there were outstanding 10,678,893 shares of Class A Common Stock and 858,831 shares of Class B Common Stock of Pioneer Companies Inc.

                                TABLE OF CONTENTS

                          PART I--FINANCIAL INFORMATION

                                                                                                            Page
                                                                                                            ----
Item 1.      Consolidated Financial Statements                                                                3

             Consolidated Balance Sheets--March 31, 2001 and December 31, 2000                                3

             Consolidated Statements of Operations--Three Months Ended March 31, 2001 and 2000                4

             Consolidated Statements of Cash Flows--Three Months Ended March 31, 2001 and 2000                5

             Notes to Consolidated Financial Statements                                                       6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations            9

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                      12


                                              PART II--OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                                                12













      Certain statements in this Form 10-Q regarding future expectations of Pioneer's business and Pioneer's results of operations may be regarded as "forward looking statements" within the meaning of the Securities Litigation Reform Act. Such statements are subject to various risks, including Pioneer's high financial leverage, the cyclical nature of the markets for many of Pioneer's products and raw materials and other risks. Actual outcomes may vary materially.

                         PART I --FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             PIONEER COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)


                                                                                 MARCH 31,     DECEMBER 31,
                                                                                   2001          2000
                                                                                 ---------    -------------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                     $   5,044    $       5,935
   Accounts receivable, net of allowance for doubtful accounts of $1,048 at
     March 31, 2001 and $1,392 at December 31, 2000                                 53,724           49,571
   Inventories                                                                      23,092           25,067
   Prepaid expenses and other current assets                                         2,430            2,302
                                                                                 ---------    -------------
        Total current assets                                                        84,290           82,875
Property, plant and equipment:
   Land                                                                             10,622           10,622
   Buildings and improvements                                                       61,334           61,334
   Machinery and equipment                                                         349,594          348,695
   Construction in progress                                                         16,550           15,138
                                                                                 ---------    -------------
                                                                                   438,100          435,789
   Less: accumulated depreciation                                                 (144,122)        (135,405)
                                                                                 ---------    -------------
                                                                                   293,978          300,384
Other assets, net of accumulated amortization of $13,400 at March 31, 2001
   and $12,004 at December 31, 2000                                                 24,508           27,218
Excess cost over fair value of net assets acquired, net of accumulated
   amortization of $42,137 at March 31, 2001 and $39,945 at December 31, 2000      177,368          179,560
                                                                                 ---------    -------------
        Total assets                                                             $ 580,144    $     590,037
                                                                                 =========    =============
           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Current liabilities:
   Accounts payable                                                              $  35,287    $      43,738
   Accrued liabilities                                                              58,492           44,082
   Current portion of long-term debt                                               602,022          597,715
                                                                                 ---------    -------------
        Total current liabilities                                                  695,801          685,535
Long-term debt, less current portion                                                 3,862            4,086
Accrued pension and other employee benefits                                         15,360           14,984
Other long-term liabilities                                                         12,075           12,256
Commitments and contingencies (Note 4)
Redeemable preferred stock: $.01 par value, authorized 10,000 shares,
   55 issued and outstanding                                                         5,500            5,500
Stockholders' equity (deficiency in assets):
   Common stock:
     Class A, $.01 par value,  authorized 46,000 shares, issued and
        outstanding:  10,679 at March 31, 2001 and December 31, 2000                   106              106
     Class B, $.01 par value, authorized 4,000 shares, issued and outstanding:
        859 at March 31, 2001 and December 31, 2000, convertible
        share-for-share into Class A shares                                              9                9
   Additional paid-in capital                                                       55,193           55,193
   Retained deficit                                                               (207,686)        (187,556)
    Accumulated other comprehensive income                                             (76)             (76)
                                                                                 ---------    -------------
Total stockholders' equity (deficiency in assets)                                 (152,454)        (132,324)
                                                                                 ---------    -------------
Total liabilities and stockholders' equity (deficiency in assets)                $ 580,144    $     590,037
                                                                                 =========    =============


                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                        --------------------
                                                          2001        2000
                                                        --------    --------
Revenues                                                $ 87,731    $ 84,304
Cost of sales                                             77,119      72,968
                                                        --------    --------
Gross profit                                              10,612      11,336
Selling, general and administrative expenses              10,582      11,271
Unusual charges                                            4,262         872
                                                        --------    --------
Operating loss                                            (4,232)       (807)
Interest expense, net                                    (15,663)    (13,492)
Other income, net                                          1,303         128
                                                        --------    --------
Loss before taxes                                        (18,592)    (14,171)
Income tax expense (benefit)                               1,538      (4,585)
                                                        --------    --------
Net loss                                                $(20,130)   $ (9,586)
                                                        ========    ========

Net loss per share:
    Basic and diluted                                   $  (1.74)   $  (0.83)
                                                        ========    ========

Weighted average number of common shares outstanding:
    Basic and diluted                                     11,538      11,529
                                                        ========    ========







                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)



                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                    --------------------
                                                                      2001        2000
                                                                    --------    --------
Operating activities:
   Net loss                                                         $(20,130)   $ (9,586)
   Adjustments to reconcile net loss to net cash flows
     from operating activities:
        Depreciation and amortization                                 12,317      12,633
        Net change in deferred taxes                                   1,699      (4,450)
        (Gain) loss on disposals of assets                              (119)        872
        Foreign exchange (gain) loss                                    (548)         25
        Net effect of changes in operating assets and liabilities      4,083       2,670
                                                                    --------    --------
Net cash flows from operating activities                              (2,698)      2,164
                                                                    --------    --------

Investing activities:
   Capital expenditures                                               (2,313)     (3,802)
   Proceeds received from disposals of assets                            119         529
                                                                    --------    --------
Net cash flows from investing activities                              (2,194)     (3,273)
                                                                    --------    --------

Financing activities:
   Net proceeds under revolving credit arrangements                    4,307       5,539
   Payments on long-term debt                                           (224)       (589)
                                                                    --------    --------
Net cash flows from financing activities                               4,083       4,950
                                                                    --------    --------

Effect of exchange rate changes on cash                                  (82)       (173)
                                                                    --------    --------
Net change in cash and cash equivalents                                 (891)      3,668

Cash and cash equivalents at beginning of period                       5,935       5,510
                                                                    --------    --------
Cash and cash equivalents at end of period                          $  5,044    $  9,178
                                                                    ========    ========






                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  ORGANIZATION AND BASIS OF PRESENTATION

INTERIM FINANCIAL INFORMATION:

     The consolidated balance sheet at March 31, 2001 and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first three months of 2001 are not necessarily indicative of results to be expected for the year ending December 31, 2001. The consolidated financial statements include the accounts of Pioneer Companies, Inc. ("PCI") and its subsidiaries (collectively referred to as "Pioneer"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated. Certain amounts have been reclassified in prior years to conform to the current year presentation.

     The consolidated balance sheet at December 31, 2000 is derived from the December 31, 2000 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"), since certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2000.

LIQUIDITY:

    The accompanying consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Pioneer has experienced net losses each of the four years in the period ended December 31, 2000 and in the quarter ended March 31, 2001. In December 2000, Pioneer delayed making payments on various debt obligations due to insufficient liquidity. As a result, Pioneer is not in compliance with the terms of certain of its debt agreements. Accordingly, $602 million of debt outstanding under various agreements is classified as a current liability on Pioneer's consolidated balance sheet.

    Pioneer has held discussions with an informal committee of holders of its outstanding senior notes and term facilities and their advisers, and representatives of its revolving credit lender about a financial restructuring program. Negotiations and discussions with the lenders regarding a restructuring agreement are ongoing. If a consensual agreement cannot be reached, the proposed restructuring may occur under the supervision of a United States Bankruptcy Court. While Pioneer believes that the discussions have been productive, there can be no assurance that an agreement on the proposed restructuring can be timely completed.

    The consolidated financial statements do not include any adjustments that may result from the resolution of these uncertainties. GAAP requires that the amounts owed to Pioneer's creditors as of March 31, 2001 not be adjusted to reflect any proposed restructuring as Pioneer continues to be bound by the provisions of the original credit agreements.

    Pioneer's ability to meet its ongoing liquidity requirements is dependent upon the successful completion of the financial restructuring described above, its ability to generate sufficient cash flow to meet its obligations on a timely basis and its ability to obtain other financing as may be required. While Pioneer believes it will be able to complete a consensual restructuring during 2001, there can be no assurance that it will be successful in doing so. Pioneer is reviewing with its financial and legal advisors the financial alternatives available to Pioneer, including without limitation the debt restructuring proposal described above and/or the filing of a petition under Chapter 11 of the United States Bankruptcy Code.

2.  SUPPLEMENTAL CASH FLOW INFORMATION

         Net effect of changes in operating assets and liabilities are as follows:

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                               --------------------
                                                                                   2001        2000
                                                                               --------    --------
                 Accounts receivable                                           $ (4,396)   $  2,094
                 Inventories                                                     (1,729)      1,624
                 Prepaid expenses                                                   578         369
                 Other assets                                                      (385)        496
                 Accounts payable                                                (7,513)     (2,284)
                 Accrued liabilities                                             13,737       4,949
                 Other long-term liabilities                                        438      (1,225)
                                                                               --------    --------
                     Net change in operating assets and liabilities            $  4,083    $  2,670
                                                                               ========    ========

     Following are supplemental disclosures of cash flow information:

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                               --------------------
                                                                                   2001        2000
                                                                               --------    --------
                 Cash payments for:
                   Interest                                                    $    988    $  5,103
                   Income taxes                                                      20          59


3.  INVENTORIES

Inventories consist of the following:

                                                                          MARCH 31,    DECEMBER 31,
                                                                            2001          2000
                                                                          --------    -------------
                 Raw materials, supplies and parts                         $ 13,988    $     14,329
                 Finished goods and work-in-process                           9,653           9,391
                 Inventories under exchange agreements                         (549)          1,347
                                                                           --------    -------------
                                                                           $ 23,092    $     25,067
                                                                           ========    =============

4.  COMMITMENTS AND CONTINGENCIES

     Pioneer and its operations are subject to extensive United States and Canadian federal, state, provincial and local laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the release or disposal of regulated materials. The operation of any chemical manufacturing plant and the distribution of chemical products entail certain obligations under current environmental laws. Present or future laws may affect Pioneer's capital and operating costs relating to compliance, may impose cleanup requirements with respect to site contamination resulting from past, present or future spills and releases and may affect the markets for Pioneer's products. Pioneer believes that its operations are currently in general compliance with environmental laws and regulations, the violation of which could result in a material adverse effect on Pioneer's business, properties or results of operations on a consolidated basis. There can be no assurance, however, that material costs will not be incurred as a result of instances of noncompliance or new regulatory requirements.

     Pioneer relies on indemnification from the previous owners in connection with certain environmental liabilities at its chlor-alkali plants and other facilities. There can be no assurance, however, that such indemnification arrangements will be adequate to protect Pioneer from environmental liabilities at these sites or that such third parties will perform their obligations under the respective indemnification arrangements, in which case Pioneer would be required to incur significant expenses for environmental liabilities, which would have a material adverse effect on Pioneer.

     Pioneer is subject to various legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, Pioneer has adequate legal defenses and/or insurance coverage with respect to these matters, and management does not believe that they will materially affect Pioneer's operations or financial position.

5.       LONG-TERM DEBT

    Long-term debt consisted of the following:

                                                                                          MARCH 31,     DECEMBER 31,
                                                                                            2001           2000
                                                                                          ---------    -------------
          Revolving credit facility; variable interest rates based on U.S. ............
             prime rate plus 1/2% and Canadian prime rate plus 1 1/4% .................   $  31,888    $      27,581
          9 1/4% Senior Secured Notes, due June 15, 2007 ..............................     200,000          200,000
          9 1/4% Senior Secured Notes, due October 15, 2007 ...........................     175,000          175,000
          June 1997 term facility, due in quarterly installments of $250 with the balance due 2006; variable interest rate based on LIBOR or
             base rate ................................................................      96,750           96,750
          November 1997 term facility, due in quarterly installments of $250 with the balance due 2006; variable interest rate based on LIBOR
             or base rate .............................................................      80,000           80,000
          Promissory note, interest at 8% per annum and payable quarterly,
             due April 20, 2005 .......................................................      11,463           11,463
          Other notes, maturing in various years through 2014, with various
             installments, at various interest rates ..................................      10,783           11,007
                                                                                          ---------    -------------
                    Total .............................................................     605,884          601,801
          Current maturities of long-term debt ........................................    (602,022)        (597,715)
                                                                                          ---------    -------------
                    Long-term debt, less current maturities ...........................   $   3,862    $       4,086
                                                                                          =========    =============

      Effective December 15, 2000, Pioneer suspended payments of interest on the $200 million Senior Secured Notes which, after a 30 day grace period, created a default under the indenture. Additionally, Pioneer did not make principal payments under its $100 million term facility and the $83 million term facility that were due on December 28, 2000, which created an event of default under the terms of the facilities. Accordingly, the default interest rate is in effect for the term facilities. When Pioneer defaulted on the $200 million 9 1/4 % Senior Secured Notes due June 15, 2007, it constituted an event of default under the indenture for the $175 million 9 1/4% Senior Secured Notes due October 15, 2007. Accordingly, amounts outstanding under these agreements have been classified as a current liability at March 31, 2001.

       In September 1999, Pioneer Corporation of America ("PCA"), a subsidiary of PCI, entered into a $50.0 million three-year revolving credit facility (the "Revolving Facility") that provides for revolving loans in an aggregate amount up to $50.0 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which, together with certain other collateral, secure borrowings under the facility. The borrowing base at March 31, 2001 was $49.5 million, subject to a reserve of $5.0 million until the ratio of EBITDA to fixed charges, as defined in the Revolving Facility, exceeds 1.15:1 for a period of two consecutive quarters. As of March 31, 2001, there were letters of credit outstanding of $3.4 million and loans outstanding of $31.9 million. Based on the cross default provisions contained in the Revolving Facility agreement, the facility is currently in default, may be subject to the default rate of interest and is classified as a current liability at March 31, 2001.

    Pioneer's long-term debt agreements contain various restrictions which, among other things, limit the ability of Pioneer to incur additional indebtedness and to acquire or dispose of assets or operations. PCA is restricted in paying dividends to PCI and providing cash to the unrestricted subsidiaries, as defined, to the sum of $5.0 million plus 50% of the cumulative consolidated net income of PCA since June 1997. As of March 31, 2001, no additional distributions were allowable under the debt covenants. PCA's ability to incur additional new indebtedness is restricted by a covenant requiring an interest coverage ratio of at least 2.0 to 1.0 for the prior four fiscal quarters. As of March 31, 2001, PCA did not meet this requirement and accordingly, additional new indebtedness, other than borrowing available under the Revolving Facility, is not allowed. It is unlikely that PCA will be in compliance with these covenants in the near future.

6.   UNUSUAL CHARGES

     In March 2001, Pioneer announced a fifty percent curtailment in the capacity of its Tacoma plant due to an inability to obtain sufficient power at reasonable prices. The Tacoma curtailment will result in the termination of 55 employees, for which $1.9 million of severance expense was recorded during the quarter ended March 31, 2001. Additionally, in connection with an organizational restructuring undertaken by Pioneer, $1.6 million of severance expense has been accrued relating to terminations of 19 employees at other locations, 18 of whom were terminated prior to March 31, 2001. Severance payments of approximately $0.3 million were made during the first quarter of 2001. The remaining $0.8 million of unusual charges is primarily comprised of professional fees related to the financial restructuring.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

      Debt Restructuring. In December 2000, Pioneer delayed making payments on various debt obligations due to insufficient liquidity. Pioneer's cash flows and liquidity have been substantially reduced due to the steep decline in ECU prices in 1999 and extraordinarily high power costs in 2000 and 2001. Decreased liquidity warranted the suspension of debt service in favor of funding ongoing operations.

      Pioneer has held discussions with an informal committee of holders of the senior notes and term facilities, as well as other creditors, about a financial restructuring plan. The objective of the restructuring is to establish a capital structure that is consistent with Pioneer's cash flows throughout the industry cycle and that affords Pioneer adequate funding of capital expenditures, working capital needs, and debt service requirements. The proposed restructuring may have to occur under the supervision of a United States Bankruptcy Court. While Pioneer believes that these discussions have been productive, there can be no assurance that an agreement on the proposed restructuring can be timely completed.

      The accompanying financial statements present the liabilities at face value. The debt restructuring could result in debt being paid back at less than 100% of its face value. Moreover, the carrying value of assets and equity could be changed, and the interests of existing preferred and common stockholders could, among other things, be substantially diluted or even eliminated.

      The sufficiency of Pioneer's liquidity and capital resources is dependent upon the successful completion of the financial restructuring described above, generating sufficient positive cash flow from operations, and obtaining financing as may be required. While Pioneer believes it may be able to complete a consensual restructuring during 2001, there can be no assurance that it will be successful in doing so. Pioneer is reviewing with its financial and legal advisors the financial alternatives available to Pioneer, including without limitation, the debt restructuring proposal described above, and/or the filing of a petition under Chapter 11 of the United States Bankruptcy Code.

    Financial Leverage and Covenants. In December 2000, Pioneer suspended payments of interest and principal under various debt agreements. As a result, Pioneer is in default on its $200 million 9 1/4% Senior Secured Notes due June 15, 2007, its $100 million term loan facility, its $175 million 9 1/4% Senior Secured Notes due October 15, 2007, its $83 million term loan facility, and its $50 million revolving facility. Additionally, various unsecured notes totaling $17.7 million are in default as these notes contain cross default provisions which were triggered when Pioneer defaulted on the senior notes and term loans. The debt outstanding under these agreements is classified as a current liability on Pioneer's March 31, 2001 consolidated balance sheet. At March 31, 2001, Pioneer had $605.9 million of debt outstanding, of which $602 million is classified as a current liability.

       In September 1999, Pioneer entered into a $50.0 million three-year revolving credit facility (the "Revolving Facility") that provides for revolving loans in an aggregate amount of up to $50.0 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which, together with certain other collateral, secure borrowings under the facility. The borrowing base at March 31, 2001 was $49.5 million, subject to a reserve of $5.0 million until Pioneer's ratio of EBITDA to fixed charges, as defined, exceeds 1.15:1 for a period of two consecutive quarters. As of March 31, 2001, there were letters of credit outstanding of $3.4 million and loans outstanding of $31.9 million. Based on cross default provisions contained in the Revolving Facility Agreement, the Revolving Facility is currently in default, may be subject to the default interest rate and is classified as a current liability in the consolidated balance sheet at March 31, 2001.

       Pioneer's cash obligations include payments of interest on the notes issued in connection with the acquisition of PCA and its subsidiaries as they existed on April 20, 1995, the date they were acquired by the Company. PCA is restricted in paying dividends to PCI or funding cash to unrestricted subsidiaries, as defined, to the sum of $5.0 million plus 50% of the cumulative consolidated net income of PCA since June 1997. As of March 31, 2001, no distributions were allowable under this covenant. It is unlikely that PCA will be in compliance with this covenant in the future.

      PCA's ability to enter into new debt agreements is restricted by a debt covenant requiring a minimum interest coverage ratio (as defined) of at least
2.0 to 1.0 for the prior four fiscal quarters. Currently, PCA is unable to incur additional indebtedness as a result of this covenant, other than borrowing available under its revolving credit facility. It is unlikely that PCA will meet the minimum interest coverage ratio in the near future. Pioneer's debt agreements contain other restrictions on PCA's subsidiaries, including the acquisition or disposition of assets or operations.

      Annualized cash interest of approximately $60.1 million is payable on Pioneer's debt at the default rate of interest. To the extent that Pioneer draws upon the commitments under the Revolving Facility, due to adverse business conditions or for other corporate purposes, Pioneer's aggregate interest expense would be increased.

      Excluding debt service, Pioneer believes that cash generated from operations together with the amounts available under the Revolving Facility will be adequate to meet its capital expenditure and working capital needs, although no assurance can be given in this regard.

      Foreign Operations and Exchange Rate Fluctuations. Pioneer has operating activities in Canada and engages in export sales to various countries. International operations and exports to foreign markets are subject to a number of risks, including currency exchange rate fluctuations, trade barriers, exchange controls, political risks and risks of increases in duties, taxes and governmental royalties, as well as changes in laws and policies governing foreign-based companies. In addition, earnings of foreign subsidiaries and intracompany payments are subject to foreign taxation rules.

      A portion of Pioneer's sales and expenditures are denominated in Canadian dollars, and accordingly, Pioneer's results of operations and cash flows may be affected by fluctuations in the exchange rate between the United States dollar and the Canadian dollar. Currently, Pioneer is not engaged in forward foreign exchange contracts, but may enter into such hedging activities in the future.

      Net Cash Flows from Operating Activities. During the first three months of 2001, Pioneer had a negative cash flow of $2.7 million from operating activities. The negative cash flow was primarily attributable to the net loss, a decrease in accounts payable, and an increase in accounts receivable.

      Net Cash Flows from Investing Activities. Cash used in investing activities during the first three months of 2001 totaled $2.2 million, which was primarily due to capital expenditures.

      Net Cash Flows from Financing Activities. Cash inflows from financing activities during the first three months of 2001 totaled approximately $4.1 million due primarily to net borrowing under the Revolving Facility of $4.3 million, offset by scheduled debt payments made on two secured notes.

      Working Capital. Pioneer's working capital deficiency was $611.5 million at March 31, 2000 compared to a deficiency of $602.7 million at December 31, 2000. This $8.8 million decrease was primarily due to accrued severance payment obligations and an increase in the outstanding balance under the Revolving Facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

      Revenues. Revenues increased by $3.4 million, or approximately 4%, to $87.7 million for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000. The increase in revenues was primarily attributable to higher electrochemical unit ("ECU") prices partially offset by lower sales volumes, particularly at the Tacoma chlor-alkali facility. In addition, the sale of the operations of Kemwater North America Company and KWT, Inc. (collectively, "Kemwater") in 2000 resulted in a $3.3 million decrease in revenues for the three months ended March 31, 2001 as compared to the same period in 2000.

      Cost of Sales. Cost of sales increased $4.2 million, or approximately 6%, for the three months ended March 31, 2001, as compared to the same period in 2000. The increase was primarily due to higher power costs, offset by a $3.7 million decrease due to the Kemwater sale.

      Gross Profit. Gross profit margin decreased to 12% in 2001 from 13% in 2000, primarily as a result of the cost of sales increase discussed above, partially offset by the ECU pricing increase.

         Unusual Charges. Unusual charges for the three months ended March 31, 2001 were primarily comprised of severance expense related to the Tacoma curtailment and Pioneer's organizational restructuring. Unusual charges in 2000 consisted of a $0.9 million loss related to the disposition of Pioneer's alum coagulant business at Antioch, California.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.7 million, or approximately 6%, for the three months ended March 31, 2001. The decrease is primarily attributable to the Kemwater sale.

      Interest Expense, Net. Interest expense, net increased in 2001 primarily as a result of interest incurred on increased revolving credit balances and higher variable interest rates in 2001 as compared to 2000 resulting from the default interest rates being in effect on several of the debt instruments.

      Other Income, Net. Other income for the quarter ended March 31, 2001 included a foreign exchange gain of $0.7 million, and a sales tax refund of $0.5 million and a gain on asset sale of $0.1 million.

      Income Tax Expense (Benefit). Income tax expense for the quarter ended March 31, 2001 was $1.5 million, reflecting foreign tax expense on the income of Pioneer's Canadian operations. Due to recurring losses of Pioneer's U.S. operations and uncertainty as to the effect of Pioneer's restructuring on the availability and use of Pioneer's U.S. net operating loss carryforwards, a 100% valuation allowance amounting to $67.8 million was recorded in connection with Pioneer's U.S. deferred tax assets at December 31, 2000. During the quarter ended March 31, 2001 Pioneer recorded a valuation allowance in an amount equal to the benefit from income taxes generated by the losses from Pioneer's U.S. operations. An income tax benefit of $4.6 million was recorded for the quarter ended March 31, 2000.

      Net Loss. Due to the factors described above, net loss for the three months ended March 31, 2001 was $20.1 million, compared to a net loss of $9.6 million for the same period in 2000.

ACCOUNTING CHANGES

         Effective January 1, 2001, Pioneer adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of Pioneer.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Pioneer's market risk disclosures set forth in PCI's Annual Report on Form 10-K for the year ended December 31, 2000 have not changed significantly through the three months ended March 31, 2001.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

                  None

(b)      Reports on Form 8-K

                  On January 8, 2001, PCI filed a report on Form 8-K. Under Item 5, "Other Events," Pioneer reported the issuance of a press release on January 5, 2001, that announced the failure to make certain debt payments, the commencement of efforts to develop a financial restructuring program, and the hiring of a financial advisor and special restructuring counsel.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            PIONEER COMPANIES, INC.




May 15, 2001                                By:    /s/ Philip J. Ablove
                                                   -----------------------------
                                                   Philip J. Ablove
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)