Form 10-Q
period 2001-06-30
PIONEER COMPANIES INC
filed 2001-08-14
CIK 830141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO __________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     On July 31, 2001, there were outstanding 10,678,893 shares of Class A Common Stock and 858,831 shares of Class B Common Stock of Pioneer Companies Inc.

                                TABLE OF CONTENTS

                                           PART I--FINANCIAL INFORMATION

                                                                                                              Page
                                                                                                              ----
Item 1.  Consolidated Financial Statements                                                                      3

         Consolidated Balance Sheets--June 30, 2001 and December 31, 2000                                       3

         Consolidated Statements of Operations--Three Months Ended June 30, 2001 and 2000 and                   4
            Six Months Ended June 30, 2001 and 2000

         Consolidated Statements of Cash Flows--Six Months Ended June 30, 2001 and 2000                         5

         Notes to Consolidated Financial Statements                                                             6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                  9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                            12


                                            PART II--OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities                                                                       13

Item 4.  Submission of Matters to a Vote of Security Holders                                                   13

Item 6.  Exhibits and Reports on Form 8-K                                                                      13


Statements regarding Pioneer's ability to complete its bankruptcy reorganization proceedings timely, the outcome of the reorganization plan, Pioneer's ability to sustain current operations during the pendency of the reorganization including its ability to maintain normal relationships with customers, the ability of Pioneer to establish normal terms and conditions with suppliers and vendors, costs of the reorganization process, the adequacy of financing arrangements during the reorganization period, future market prices, operating results, future operating efficiencies, cost savings and other statements which are not historical facts contained in this Quarterly Report on Form 10-Q are "forward looking statements" within the meaning of the Securities Litigation Reform Act. The words "expect", "project", "estimate", "believe", "anticipate", "plan", "intend", "could", "should", "may", "predict" and similar expressions are also intended to identify forward looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, the results of the bankruptcy proceedings, court decisions and actions, the negotiating positions of various constituencies, the results of negotiations, market factors, the effect of economic conditions, the ability of Pioneer to realize planned cost savings and other factors detailed in this and other filings with the Securities and Exchange Commission. Should one of more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially.

                         PART I --FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             PIONEER COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)

                                                                                            JUNE 30,        DECEMBER 31,
                                                                                              2001              2000
                                                                                          ------------      ------------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                              $      5,058      $      5,935
   Accounts receivable, net of allowance for doubtful accounts of $1,650 at
     June 30, 2001 and $1,392 at December 31, 2000                                              58,473            49,571
   Inventories                                                                                  21,002            25,067
   Prepaid expenses and other current assets                                                     1,651             2,302
                                                                                          ------------      ------------
        Total current assets                                                                    86,184            82,875
Property, plant and equipment:
   Land                                                                                         10,622            10,622
   Buildings and improvements                                                                   61,338            61,334
   Machinery and equipment                                                                     349,991           348,695
   Construction in progress                                                                     19,844            15,138
                                                                                          ------------      ------------
                                                                                               441,795           435,789
   Less: accumulated depreciation                                                             (152,637)         (135,405)
                                                                                          ------------      ------------
                                                                                               289,158           300,384
Other assets, net of accumulated amortization of $14,561 at June 30, 2001
   and $12,004 at December 31, 2000                                                             23,490            27,218
Excess cost over fair value of net assets acquired, net of accumulated
   amortization of $44,327 at June 30, 2001 and $39,945 at December 31, 2000                   175,177           179,560
                                                                                          ------------      ------------
        Total assets                                                                      $    574,009      $    590,037
                                                                                          ============      ============
           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
   Accounts payable                                                                       $     31,395      $     43,738
   Accrued liabilities                                                                          73,329            44,082
   Current portion of long-term debt                                                           600,004           597,715
                                                                                          ------------      ------------
        Total current liabilities                                                              704,728           685,535
Long-term debt, less current portion                                                             3,717             4,086
Accrued pension and other employee benefits                                                     15,797            14,984
Other long-term liabilities                                                                     11,890            12,256
Commitments and contingencies (Note 4)
Redeemable preferred stock: $.01 par value, 10,000 shares authorized,
   55 issued and outstanding                                                                     5,500             5,500
Stockholders' equity (deficiency in assets):
   Common stock:
     Class A, $.01 par value,  46,000 shares authorized, 10,679 issued
        and outstanding at June 30, 2001 and December 31, 2000                                     106               106
     Class B, $.01 par value, 4,000 shares authorized, 859 issued and outstanding at June 30, 2001 and December 31, 2000,
        convertible share-for-share into Class A shares                                              9                 9
   Additional paid-in capital                                                                   55,193            55,193
   Retained deficit                                                                           (222,855)         (187,556)
   Accumulated other comprehensive income                                                          (76)              (76)
                                                                                          ------------      ------------
Total stockholders' equity (deficiency in assets)                                             (167,623)         (132,324)
                                                                                          ------------      ------------
Total liabilities and stockholders' equity (deficiency in assets)                         $    574,009      $    590,037
                                                                                          ============      ============

                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                  JUNE 30,                            JUNE 30,
                                                       ------------------------------      ------------------------------
                                                           2001              2000              2001              2000
                                                       ------------      ------------      ------------      ------------
Revenues                                               $     88,304      $     89,157      $    176,035      $    173,461
Cost of sales                                                75,338            77,095           152,457           150,063
                                                       ------------      ------------      ------------      ------------
Gross profit                                                 12,966            12,062            23,578            23,398
Selling, general and administrative expenses                  9,787            11,341            20,369            22,612
Unusual items                                                 2,590               (86)            6,852               786
                                                       ------------      ------------      ------------      ------------
Operating income (loss)                                         589               807            (3,643)               --
Interest expense, net                                       (14,650)          (13,311)          (30,313)          (26,803)
Other income (expense), net                                    (471)            3,812               832             3,940
                                                       ------------      ------------      ------------      ------------
Loss before taxes                                           (14,532)           (8,692)          (33,124)          (22,863)
Income tax expense (benefit)                                    637            (2,817)            2,175            (7,402)
                                                       ------------      ------------      ------------      ------------
Net loss                                               $    (15,169)     $     (5,875)     $    (35,299)     $    (15,461)
                                                       ============      ============      ============      ============

Per Share Information:
    Basic and diluted                                  $      (1.31)     $      (0.51)     $      (3.06)     $      (1.34)

Weighted average number of common shares
    outstanding:
    Basic and diluted                                        11,538            11,538            11,538            11,533


                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                           ------------------------------
                                                                               2001              2000
                                                                           ------------      ------------
Operating activities:
   Net loss                                                                $    (35,299)     $    (15,461)
   Adjustments to reconcile net loss to net cash flows
     from operating activities:
        Depreciation and amortization                                            24,193            25,460
        Net change in deferred taxes                                              2,124            (7,320)
        Gain on disposals of assets                                                (119)           (2,516)
        Foreign exchange (gain) loss                                               (110)              417
        Net effect of changes in operating assets and liabilities                12,361            (2,291)
                                                                           ------------      ------------
Net cash flows from operating activities                                          3,150            (1,711)
                                                                           ------------      ------------

Investing activities:
   Capital expenditures                                                          (5,898)           (8,420)
   Proceeds received from disposals of assets                                       119             3,896
                                                                           ------------      ------------
Net cash flows from investing activities                                         (5,779)           (4,524)
                                                                           ------------      ------------

Financing activities:
   Net proceeds under revolving credit arrangements                               2,290            13,185
   Payments on long-term debt                                                      (369)           (1,220)
   Issuance of common stock                                                          --                18
                                                                           ------------      ------------
Net cash flows from financing activities                                          1,921            11,983
                                                                           ------------      ------------

Effect of exchange rate changes on cash                                            (169)             (825)
                                                                           ------------      ------------
Net change in cash and cash equivalents                                            (877)            4,923

Cash and cash equivalents at beginning of period                                  5,935             5,510
                                                                           ------------      ------------
Cash and cash equivalents at end of period                                 $      5,058      $     10,433
                                                                           ============      ============


                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. ACCOUNTING POLICIES

BASIS OF PRESENTATION AND MANAGEMENT PLANS

     The consolidated balance sheet at June 30, 2001 and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first six months of 2001 are not necessarily indicative of results to be expected for the year ending December 31, 2001. The consolidated financial statements include the accounts of Pioneer Companies, Inc. ("PCI") and its subsidiaries (collectively referred to as "Pioneer"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated. Certain amounts have been reclassified in prior years to conform to the current year presentation.

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

     On July 31, 2001, PCI and each of its direct and indirect wholly-owned subsidiaries filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in Houston, Texas. On the same day, a parallel filing under the Canadian Companies' Creditors Arrangements Act was filed in Superior Court in Montreal, Canada, by PCI's Canadian subsidiary, PCI Chemicals Canada Inc. Pioneer is managing its business as a debtor-in-possession pursuant to the Bankruptcy Code. The terms of Pioneer's proposed plan of reorganization (the "Proposed Plan") were pre-negotiated between Pioneer and certain of its senior secured creditors. The reorganization proceedings are expected to be completed within Pioneer's fiscal year ending December 31, 2001.

     The Proposed Plan provides that, upon consummation, approximately $552 million of outstanding indebtedness (plus accrued interest) will be exchanged for $250 million of new debt and 97% of the common stock of the reorganized company. Unsecured creditors will hold the remaining 3% of the common stock of the reorganized company. All of Pioneer's current outstanding common stock and preferred stock will be cancelled, and the holders of those shares will not share in the value of the reorganized company.

    The accompanying unaudited consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing, such realization of assets and satisfaction of liabilities is subject to uncertainty. Further, implementation of a plan of reorganization could materially change the amounts reported in the consolidated financial statements. These financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of implementing a plan of reorganization. The ability of Pioneer to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, the ability to comply with debtor-in-possession financing agreements, the ability to generate sufficient cash from operations and financing sources to meet obligations and ultimately, its return to future profitable operations. Additionally, the accompanying unaudited condensed consolidated financial statements do not include any adjustments that would be required if Pioneer were to be liquidated. Substantially all of Pioneer's pre-petition liabilities are subject to compromise under reorganization proceedings.

    Prior to Pioneer's filing for bankruptcy protection, Pioneer delayed making payments on various debt obligations due to insufficient liquidity. As a result, Pioneer is not in compliance with the terms of certain of its debt agreements. Accordingly, approximately $600 million of debt outstanding under various agreements is classified as a current liability on Pioneer's consolidated balance sheet.

    Effective July 31, 2001, Pioneer entered into a $50 million debtor-in-possession financing agreement (the "DIP Facility") with an existing lender to provide a source of liquidity during the reorganization. The DIP Facility matures on the earlier of September 24, 2002, or when a plan of reorganization becomes effective. The interest rates on borrowings under the DIP Facility are at 1 1/4% per annum in excess of the US prime rate as to US prime rate loans and 2% per annum in excess of the Canadian prime rate as to Canadian dollar loans.

2. SUPPLEMENTAL CASH FLOW INFORMATION

     Net effect of changes in operating assets and liabilities are as follows:

                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                          ------------------------------
                                                                              2001              2000
                                                                          ------------      ------------
         Accounts receivable                                              $     (8,985)     $     (1,290)
         Inventories                                                             3,973            (2,292)
         Prepaid expenses                                                        1,578               515
         Other assets                                                             (953)            6,545
         Accounts payable                                                      (12,051)           (3,054)
         Accrued liabilities                                                    28,313             1,140
         Other long-term liabilities                                               486            (3,855)
                                                                          ------------      ------------
              Net change in operating assets and liabilities              $     12,361      $     (2,291)
                                                                          ============      ============

     Following are supplemental disclosures of cash flow information:

                                                                SIX MONTHS ENDED
                                                                     JUNE 30,
                                                          -----------------------------
                                                              2001              2000
                                                          ------------     ------------
         Cash payments for:
            Interest                                      $      2,031     $     28,177
            Income taxes                                           210               11

3. INVENTORIES

Inventories consist of the following:

                                                            JUNE 30,        DECEMBER 31,
                                                              2001              2000
                                                          ------------      ------------
         Raw materials, supplies and parts                $     13,963      $     14,329
         Finished goods and work-in-process                      7,294             9,391
         Inventories under exchange agreements                    (255)            1,347
                                                          ------------      ------------
                                                          $     21,002      $     25,067
                                                          ============      ============

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

5. LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                                      JUNE 30,        DECEMBER 31,
                                                                                        2001              2000
                                                                                    ------------      ------------
         Revolving credit facility; variable interest rates based on U.S. .....
            prime rate plus 1/2% and Canadian prime rate plus 1 1/4% ..........     $     29,870      $     27,581
         9 1/4% Senior Secured Notes, due June 15, 2007 .......................          200,000           200,000
         9 1/4% Senior Secured Notes, due October 15, 2007 ....................          175,000           175,000
         June 1997 term facility, due in quarterly installments of $250 with the balance due 2006; variable interest rate based on LIBOR or
            base rate .........................................................           96,750            96,750
         November 1997 term facility, due in quarterly installments of $250 with the balance due 2006; variable interest rate based on LIBOR
            or base rate ......................................................           80,000            80,000
         Promissory notes, interest at 8% per annum and payable quarterly,
            due April 20, 2005 ................................................           11,463            11,463
         Other notes, maturing in various years through 2014, with various
            installments, at various interest rates ...........................           10,638            11,007
                                                                                    ------------      ------------
                   Total ......................................................          603,721           601,801
         Current maturities of long-term debt .................................         (600,004)         (597,715)
                                                                                    ------------      ------------
                   Long-term debt, less current maturities ....................     $      3,717      $      4,086
                                                                                    ============      ============

     See Note 1 for discussion of the filings by PCI and its subsidiaries for protection under Chapter 11 of the U.S. Bankruptcy Code and the filing by PCI's Canadian subsidiary under the Companies Creditors Arrangements Act in Superior Court in Montreal.

     Effective December 15, 2000, Pioneer suspended payments of interest on the $200 million of Senior Secured Notes which, after a 30 day grace period, created a default under the indenture. Additionally, Pioneer did not make principal payments under its $100 million term facility and the $83 million term facility that were due on December 28, 2000, which created an event of default under the terms of the facilities. Accordingly, the default interest rate is in effect for the term facilities. When Pioneer defaulted on the $200 million of 9 1/4%
Senior Secured Notes due June 15, 2007, it constituted an event of default under the indenture for the $175 million of 9 1/4% Senior Secured Notes due October 15, 2007. Accordingly, amounts outstanding under these agreements have been classified as a current liability at June 30, 2001.

     In September 1999, Pioneer Corporation of America ("PCA"), a subsidiary of PCI, entered into a $50.0 million three-year revolving credit facility (the "Revolving Facility") that provides for revolving loans in an aggregate amount up to $50.0 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which, together with certain other collateral, secure borrowings under the facility. The borrowing base at June 30, 2001 was $49.7 million, subject to a reserve of $5.0 million until the ratio of EBITDA to fixed charges, as defined in the Revolving Facility, exceeds 1.15:1 for a period of two consecutive quarters. As of June 30, 2001, there were letters of credit outstanding of $4.5 million and loans outstanding of $29.9 million. Based on the cross default provisions contained in the Revolving Facility agreement, the facility is currently in default, may be subject to a default rate of interest and is classified as a current liability at June 30, 2001.

     Pioneer's long-term debt agreements contain various restrictions which, among other things, limit the ability of Pioneer to incur additional indebtedness and to acquire or dispose of assets or operations. PCA is restricted in paying dividends to PCI and providing cash to the unrestricted subsidiaries, as defined, to the sum of $5.0 million plus 50% of the cumulative consolidated net income of PCA since June 1997. As of June 30, 2001, no additional distributions were allowable under the debt covenants. PCA's ability to incur additional new indebtedness is restricted by a covenant requiring an interest coverage ratio of at least 2.0 to 1.0 for the prior four fiscal quarters. As of June 30, 2001, PCA did not meet this requirement and accordingly, additional new indebtedness, other than borrowing available under the Revolving Facility, was not allowed.

Effective July 31, 2001, Pioneer entered into a Ratification and Amendment Agreement that converted the Revolving Facility into the DIP Facility. The DIP Facility continues to provide for revolving loans in an aggregate amount of up to $50.0 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which, together with certain other collateral, secure borrowings under the facility. The interest rates on borrowings under the DIP Facility are at 1 1/4% per annum in excess of the US prime rate as to US prime rate loans and 2% per annum in excess of the Canadian prime rate as to Canadian dollar loans. The reserve of $5 million under the Revolving Facility was replaced with a reserve of $1 million under the DIP Facility, which increased borrowing availability by $4 million.

6. UNUSUAL CHARGES

     In March 2001, Pioneer announced a fifty percent curtailment in the capacity of its Tacoma plant due to an inability to obtain sufficient power at reasonable prices. The Tacoma curtailment resulted in the termination of 55 employees, for which $1.9 million of accrued severance expense was recorded prior to March 31, 2001. Additionally, in connection with an organizational restructuring undertaken by Pioneer, $1.6 million of severance expense was accrued prior to March 31, 2001 relating to terminations of 19 employees at other locations, all whom were terminated prior to June 30, 2001. Severance payments of approximately $0.9 million were made during the six months ended June 30, 2001, resulting in accrued severance of $2.6 million at June 30, 2001.

     The $2.6 million of unusual charges recorded during the quarter ended June 30, 2001 are primarily comprised of professional fees related to Pioneer's financial reorganization.

7. RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

     SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but must be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and Pioneer will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. Pioneer is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the six months ended June 30, 2001 was $4.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

     On July 31, 2001, PCI and each of its direct and indirect wholly-owned subsidiaries filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in Houston, Texas. On the same day, a parallel filing under the Canadian Companies' Creditors Arrangements Act was filed in Superior Court in Montreal, Canada, by PCI's Canadian subsidiary. Pioneer is managing its business as a debtor-in-possession pursuant to the Bankruptcy Code. The terms of Pioneer's proposed plan of reorganization (the "Proposed Plan") were pre-negotiated between Pioneer and certain of its senior secured creditors. The reorganization proceedings are expected to be completed within Pioneer's fiscal year ending December 31, 2001.

     The Proposed Plan provides that, upon consummation, approximately $552 million of outstanding indebtedness (plus accrued interest) will be exchanged for $250 million of new debt and 97% of the common stock of the reorganized company. Certain unsecured creditors will receive the remaining 3% of the common stock of the reorganized company. All of Pioneer's current outstanding common stock and preferred stock will be cancelled, and the holders of those shares will not share in the value of the reorganized company.

     As of the petition date, actions to collect pre-petition indebtedness are stayed, and other contractual obligations may not be enforced against Pioneer. In addition, Pioneer may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all liabilities as of the petition date are subject to compromise under the Proposed Plan of reorganization to be voted upon by all impaired classes of creditors and equity security holders, which is subject to approval by the Bankruptcy Court.

     Prior to Pioneer's filing for protection under Chapter 11 of the U.S. Bankruptcy Code, Pioneer did not make scheduled interest and principal payments on various debt obligations due to insufficient liquidity. As a result, Pioneer is not in compliance with the terms of certain of its debt agreements. Accordingly, approximately $600 million of debt outstanding under various agreements is classified as a current liability on Pioneer's consolidated balance sheet.

     Effective July 31, 2001, Pioneer entered into a $50 million debtor-in-possession financing agreement (the "DIP Facility") with an existing lender. The DIP Facility continues to provide for revolving loans in an aggregate amount of up to $50 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which, together with certain other collateral, secure borrowings under the facility. The terms of the DIP Facility provide Pioneer with $4 million more financing that was available under the previous revolving credit facility. The DIP Facility matures on the earlier of September 24, 2002, or when a plan of reorganization becomes effective. The interest rates on borrowings under the DIP Facility are at 1 1/4% per annum in excess of the US prime rate as to US prime rate loans and 2% per annum in excess of the Canadian prime rate as to Canadian dollar loans. On July 31, 2001, unused available borrowing capacity under the DIP Facility was $9.9 million. The Company believes that the DIP Facility will provide adequate financing to meet the Company's working capital and operational needs during the reorganization.

     The sufficiency of Pioneer's liquidity and capital resources is dependent upon the confirmation of a plan of reorganization, the ability to comply with debtor-in-possession agreements, generating sufficient positive cash from operations and financing sources to meet obligations, and ultimately, its return to future profitable operations. With the base of support already provided by a majority of the senior secured creditors who will be voting in favor of the Proposed Plan, Pioneer believes the Proposed Plan will be approved and implemented in a timely manner.

     Pioneer's capital expenditures for fiscal 2001 are expected to approximate $18.6 million, primarily for environmental, safety and production replacement projects.

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

     A portion of Pioneer's sales and expenditures are denominated in Canadian dollars, and accordingly, Pioneer's results of operations and cash flows have been and may continue to be affected by fluctuations in the exchange rate between the United States dollar and the Canadian dollar. Currently, Pioneer is not engaged in forward foreign exchange contracts, but may enter into such hedging activities in the future.

     Net Cash Flows from Operating Activities. During the first six months of 2001, Pioneer generated cash of $3.2 million from operating activities. The cash flow was primarily attributable to changes in working capital.

     Net Cash Flows from Investing Activities. Cash used in investing activities during the first six months of 2001 totaled $5.8 million, which was primarily attributable to capital expenditures.

     Net Cash Flows from Financing Activities. Cash inflows from financing activities during the first six months of 2001 totaled approximately $1.9 million due primarily to net borrowing under the Revolving Facility of $2.3 million, offset by scheduled debt payments made on two secured notes.

     Working Capital. Pioneer's working capital deficiency was $618.5 million at June 30, 2000 compared to a deficiency of $602.7 million at December 31, 2000. This $15.8 increase in working capital deficiency decrease was primarily due to an increase in accrued interest, offset by a decrease in accounts payable and an increase in accounts receivable.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     Revenues. Revenues decreased by $0.9 million, or approximately 1%, to $88.3 million for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000. The decrease in revenues was primarily attributable to lower sales volumes, particularly at the Tacoma chlor-alkali facility, and the sale of the operations of Kemwater North America and KWT, Inc. (collectively, "Kemwater") in 2000 which resulted in a $3.7 million decrease from 2000 to 2001.

These decreases were offset somewhat by increased sales prices. Pioneer's average electrochemical unit ("ECU") price during the second quarter of 2001 was $359, a $36 increase from a year ago.

     Cost of Sales. Cost of sales decreased $1.8 million, or approximately 2%, for the three months ended June 30, 2001, as compared to the same period in 2000. The decrease was primarily due to lower sales volumes and a $3.3 million decrease due to the Kemwater sale, offset by higher power costs.

     Gross Profit. Gross profit margin increased to 15% in 2001 from 14% in 2000, primarily as a result of increased ECU pricing.

     Unusual Charges. Unusual charges for the three months ended June 30, 2001 were primarily comprised of professional fees related to Pioneer's reorganization.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1.6 million, or approximately 14%, for the three months ended June 30, 2001. The components of this decrease include $0.7 million resulting from the Kemwater sale, with the remainder primarily attributable to cost savings resulting from the organizational restructuring.

     Interest Expense, Net. Interest expense, net increased in 2001 primarily as a result of decreased cash balances and higher variable interest rates in 2001 as compared to 2000 resulting from default interest rates being in effect on several of the debt instruments.

     Other Income (Expense), Net. Other income, net for the quarter ended June 30, 2001 was primarily comprised of a foreign exchange gain. The 2000 amount was primarily a $3.3 million gain from sale of certain excess property.

     Income Tax Expense (Benefit). Income tax expense for the quarter ended June 30, 2001 was $0.6 million, reflecting foreign tax expense on the income of Pioneer's Canadian operations. Due to recurring losses of Pioneer's U.S. operations and uncertainty as to the effect of Pioneer's reorganization on the availability and use of Pioneer's U.S. net operating loss carryforwards, a 100% valuation allowance amounting to $67.8 million was recorded in connection with Pioneer's U.S. deferred tax assets at December 31, 2000. During the quarter ended June 30, 2001 Pioneer recorded a valuation allowance in an amount equal to the benefit from income taxes generated by the losses from Pioneer's U.S. operations. An income tax benefit of $2.8 million was recorded for the quarter ended June 30, 2000.

     Net Loss. Due to the factors described above, net loss for the three months ended June 30, 2001 was $15.2 million, compared to a net loss of $5.9 million for the same period in 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     Revenues. Revenues increased by $2.6 million, or approximately 1%, to $176 million for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000. The increase in revenues was primarily attributable to increased sales prices, partially offset by lower sales volumes, particularly at the Tacoma chlor-alkali facility. The average ECU price during the six months ended June 30, 2001 was $366, a $52 increase from a year ago. In addition, the sale of the operations of Kemwater in 2000 resulted in a $7.1 million decrease in revenues for the six months ended June 30, 2001 as compared to the same period in 2000.

     Cost of Sales. Cost of sales increased $2.4 million, or approximately 2%, for the six months ended June 30, 2001, as compared to the same period in 2000. The increase was primarily due to higher power costs, offset by a $7 million decrease due to the Kemwater sale.

     Gross Profit. Gross profit margin of 13% in 2001 was unchanged from 2000.

     Unusual Charges. Unusual charges for the six months ended June 30, 2001 were primarily comprised of severance expense and professional fees related to Pioneer's reorganization. Unusual charges for the six months ended June 30, 2000 included a $0.9 million loss related to the disposition of Pioneer's alum coagulant business at Antioch, California.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $2.2 million, or approximately 10%, for the six months ended June 30, 2001. The components of this decrease include $1.4 million resulting from the Kemwater sale, with the remainder primarily attributable to cost savings resulting from the organizational restructuring.

     Interest Expense, Net. Interest expense, net increased in 2001 primarily as a result of decreased cash balances and higher variable interest rates in 2001 as compared to 2000 resulting from default interest rates being in effect on several of the debt instruments.

     Other Income, Net. Other income for the six months ended June 30, 2001 was primarily comprised of a sales tax refund of $0.5 million, a gain on asset sale of $0.1 million, with the remainder attributable to foreign exchange gain. The 2000 amount was primarily a $3.3 million gain from sale of certain excess property.

     Income Tax Expense (Benefit). Income tax expense for the six months ended June 30, 2001 was $2.2 million, reflecting foreign tax expense on the income of Pioneer's Canadian operations. Due to recurring losses of Pioneer's U.S. operations and uncertainty as to the effect of Pioneer's restructuring on the availability and use of Pioneer's U.S. net operating loss carryforwards, a 100% valuation allowance amounting to $67.8 million was recorded in connection with Pioneer's U.S. deferred tax assets at December 31, 2000. During the six months ended June 30, 2001 Pioneer recorded a valuation allowance in an amount equal to the benefit from income taxes generated by the losses from Pioneer's U.S. operations. An income tax benefit of $7.4 million was recorded for the six months ended June 30, 2000.

     Net Loss. Due to the factors described above, net loss for the six months ended June 30, 2001 was $35.3 million, compared to a net loss of $15.5 million for the same period in 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

     SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but must be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and Pioneer will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. Pioneer is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the six months ended June 30, 2001 was $4.4 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pioneer's market risk disclosures set forth in PCI's Annual Report on Form 10-K for the year ended December 31, 2000 have not changed significantly through the six months ended June 30, 2001.

                           PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Prior to the filings for protection under Chapter 11 of the U.S. Bankruptcy Code on July 31, 2001, and the filing by PCI's Canadian subsidiary under the Canadian Companies' Creditors Arrangements Act in Superior Court in Montreal, Pioneer had suspended payments of interest and principal under various debt agreements, which created an event of default under Pioneer's Senior Secured Notes, term loans, and certain other indebtedness.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the stockholders of the Company was held on June 26, 2001. At the meeting, Richard C. Kellogg, Jr. and Jack H. Nusbaum were re-elected as directors of the Company, with terms of office ending at the annual meeting of stockholders to be held in 2004. A total of 8,647,898 and 8,648,898 shares, respectively, were voted in favor of the election of Messrs. Kellogg and Nusbaum.

     The stockholders also ratified the selection of Deloitte & Touche LLP as independent certified public accountants to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2001. A total of 8,652,086 shares were voted in favor of ratification and 1,966 shares were voted against ratification.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

               None

     (b)  Reports on Form 8-K

               On June 5, 2001, PCI filed a report on Form 8-K. Under Item 5, "Other Events," Pioneer disclosed certain previously non-public information regarding Pioneer's internal long-term financial forecast. This information had earlier been provided to Pioneer's creditors and their advisors in connection with ongoing discussions regarding a financial restructuring. The information was provided under confidentiality agreements, the terms of which, with respect to certain information, have expired.

               On June 15, 2001, PCI filed a report on Form 8-K. Under Item 5, "Other Events," Pioneer reported the existence of an agreement effective as of June 14, 2001 (the "Inter-Creditor Agreement"), documenting that a majority of the senior secured creditors have agreed to pursue and support a financial restructuring plan. Pioneer reported which creditors were included in the Inter-Creditor agreement, the terms of the agreement as well as the terms of the plan the creditors are supporting.

               On August 1, 2001, PCI filed a report on Form 8-K. Under Item 5, "Other Events," Pioneer reported the issuance of a press release announcing that it and each of its direct and indirect wholly owned subsidiaries had filed petitions for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code, and that PCI's Canadian subsidiary, PCI Chemicals Canada Inc., had also filed a similar petition under the Companies' Creditors Arrangements Act in Canada.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        PIONEER COMPANIES, INC.




August 14, 2001                         By:  /s/ Philip J. Ablove
                                             -----------------------------------
                                             Philip J. Ablove
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)