Form 10-Q/A
period 2001-06-30
PIONEER COMPANIES INC
filed 2001-12-28
CIK 830141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      On November 30, 2001, there were outstanding 10,678,893 shares of Class A Common Stock and 858,831 shares of Class B Common Stock of Pioneer Companies Inc.

                            PIONEER COMPANIES, INC.

RESTATEMENT OF FINANCIAL INFORMATION

      In October 2001, based on an internal review, Pioneer became aware of derivative transactions that occurred during the second quarter of 2001 but were not recorded. A subsequent analysis determined that these transactions amounted to an unrealized loss of $29.8 million at June 30, 2001 which was not previously reflected in the consolidated financial statements.

      As a result of the above, Pioneer's unaudited consolidated condensed financial statements and related disclosures as of and for the three-month and six-month periods ended June 30, 2001 have been restated from amounts previously reported. The principal effects of these adjustments on the accompanying financial statements are set forth in Note 3 of the Notes to Consolidated Financial Statements.

      For purposes of this Form 10-Q/A, and in accordance with Rule 12B-15 under the Securities Exchange Act of 1934, as amended, each item of the 2001 second quarter Form 10-Q as filed on August 14, 2001 that was affected by the restatement has been amended and restated in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures (excluding disclosures related to the status of the Chapter 11 proceedings) as presented in the original Form 10-Q except as required to reflect the effects of the restatement. In particular, and without limitation, in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations," Pioneer has given certain information about the business environment applicable to Pioneer, the business outlook and certain forward looking information. This information has not been revised from the information provided in the Form 10-Q for the quarter ended June 30, 2001 because it was not affected by the restatement. For current information regarding Pioneer's business environment, outlook and this forward looking information, see Pioneer's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2001.

      Pioneer Companies, Inc. ("Pioneer") hereby amends Items 1, 2 and 3 of Part I in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (SEC File No. 1-9859) (the "10-Q") for the effect of the above-described matter.

                             PIONEER COMPANIES, INC.

                                TABLE OF CONTENTS

                          PART I--FINANCIAL INFORMATION

                                                                                                         Page
                                                                                                         ----
Item 1.   Consolidated Financial Statements
          Consolidated Balance Sheets--June 30, 2001 and December 31, 2000                                 4

          Consolidated Statements of Operations--Three Months Ended June 30, 2001 and 2000 and
              Six Months Ended June 30, 2001 and 2000                                                      5

          Consolidated Statements of Cash Flows--Six Months Ended June 30, 2001 and 2000                   6

          Notes to Consolidated Financial Statements                                                       7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations           13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                      16


Statements regarding Pioneer's ability to complete its bankruptcy reorganization proceedings timely, the outcome of the reorganization plan, Pioneer's ability to sustain current operations during the reorganization including its ability to maintain normal relationships with customers, the ability of Pioneer to establish normal terms and conditions with suppliers and vendors, costs of the reorganization process, the adequacy of financing arrangements during the reorganization period, future market prices, operating results, future operating efficiencies, cost savings and other statements which are not historical facts contained in this Quarterly Report on Form 10-Q are "forward looking statements" within the meaning of the Securities Litigation Reform Act. The words "expect", "project", "estimate", "believe", "anticipate", "plan", "intend", "could", "should", "may", "predict" and similar expressions are also intended to identify forward looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, the results of the bankruptcy proceedings, court decisions and actions, the negotiating positions of various constituencies, the results of negotiations, market factors, the effect of economic conditions, the ability of Pioneer to realize planned cost savings and other factors detailed in this and other filings with the Securities and Exchange Commission. Should one of more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially.

                         PART I --FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                             PIONEER COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)

                                                                                 JUNE 30,    DECEMBER 31,
                                                                                   2001         2000
                                                                                ---------     ---------
                                                                               (AS RESTATED
                                    ASSETS                                    - SEE NOTE 3)
Current assets:
   Cash and cash equivalents                                                    $   5,058     $   5,935
   Accounts receivable, net of allowance for doubtful accounts of $1,650 at
     June 30, 2001 and $1,392 at December 31, 2000                                 58,473        49,571
   Inventories                                                                     21,002        25,067
   Prepaid expenses and other current assets                                        1,651         2,302
                                                                                ---------     ---------
        Total current assets                                                       86,184        82,875
Property, plant and equipment:

   Land                                                                            10,622        10,622
   Buildings and improvements                                                      61,338        61,334
   Machinery and equipment                                                        349,991       348,695
   Construction in progress                                                        19,844        15,138
                                                                                ---------     ---------
                                                                                  441,795       435,789
   Less: accumulated depreciation                                                (152,637)     (135,405)
                                                                                ---------     ---------
                                                                                  289,158       300,384
Other assets, net of accumulated amortization of $14,561 at June 30, 2001
   and $12,004 at December 31, 2000                                                23,490        27,218
Excess cost over fair value of net assets acquired, net of accumulated
   amortization of $44,327 at June 30, 2001 and $39,945 at December 31, 2000      175,177       179,560
                                                                                ---------     ---------
        Total assets                                                            $ 574,009     $ 590,037
                                                                                =========     =========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                             $  31,395     $  43,738
   Accrued liabilities                                                             73,329        44,082
    Derivative liability (Note 2)                                                   2,762          --
   Current portion of long-term debt                                              600,004       597,715
                                                                                ---------     ---------
        Total current liabilities                                                 707,490       685,535
Long-term debt, less current portion                                                3,717         4,086
Accrued pension and other employee benefits                                        15,797        14,984
Derivative liability (Note 2)                                                      27,001          --
Other long-term liabilities                                                        11,890        12,256
Commitments and contingencies
Redeemable preferred stock: $.01 par value, 10,000 shares authorized,
   55 issued and outstanding                                                        5,500         5,500
Stockholders' deficit:
   Common stock:
     Class A, $.01 par value,  46,000 shares authorized, 10,679 issued
        and outstanding at June 30, 2001 and December 31, 2000                        106           106
     Class B, $.01 par value, 4,000 shares authorized, 859 issued and outstanding at June 30, 2001 and December 31, 2000,
        convertible share-for-share into Class A shares                                 9             9

    Additional paid-in capital                                                     55,193        55,193
   Retained deficit                                                              (252,618)     (187,556)
    Accumulated other comprehensive income                                            (76)          (76)
                                                                                ---------     ---------
Total stockholders' deficit                                                      (197,386)     (132,324)
                                                                                ---------     ---------
Total liabilities and stockholders' deficit                                     $ 574,009     $ 590,037
                                                                                =========     =========

                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                JUNE 30,                   JUNE 30,
                                                         ---------------------     -----------------------
                                                           2001         2000         2001          2000
                                                         --------     --------     ---------     ---------
                                                      (AS RESTATED               (AS RESTATED
                                                      - SEE NOTE 3)              - SEE NOTE 3)
Revenues                                                 $ 88,304     $ 89,157     $ 176,035     $ 173,461
Cost of sales                                              75,338       77,095       152,457       150,063
                                                         --------     --------     ---------     ---------
Gross profit                                               12,966       12,062        23,578        23,398
Selling, general and administrative expenses                9,787       11,341        20,369        22,612
Change in fair value of derivatives                        29,763         --          29,763          --
Unusual items                                               2,590          (86)        6,852           786
                                                         --------     --------     ---------     ---------
Operating income (loss)                                   (29,174)         807       (33,406)         --
Interest expense, net                                     (14,650)     (13,311)      (30,313)      (26,803)
Other income (expense), net                                  (471)       3,812           832         3,940
                                                         --------     --------     ---------     ---------
Loss before taxes                                         (44,295)      (8,692)      (62,887)      (22,863)
Income tax expense (benefit)                                  637       (2,817)        2,175        (7,402)
                                                         --------     --------     ---------     ---------
Net loss                                                 $(44,932)    $ (5,875)    $ (65,062)    $ (15,461)
                                                         ========     ========     =========     =========
Per Share Information:
    Net loss - basic and diluted                         $  (3.89)    $  (0.51)    $   (5.64)    $   (1.34)

Weighted average number of common shares outstanding:
    Basic and diluted                                      11,538       11,538        11,538        11,533

                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                      SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                     ---------------------
                                                                       2001         2000
                                                                     --------     --------
                                                                   (AS RESTATED -
                                                                    SEE NOTE 3)
Operating activities:
   Net loss                                                          $(65,062)    $(15,461)
   Adjustments to reconcile net loss to net cash flows
     from operating activities:
        Depreciation and amortization                                  24,193       25,460
        Net change in deferred taxes                                    2,124       (7,320)
            Change in fair value of derivatives                        29,763         --
        Gain on disposals of assets                                      (119)      (2,516)
        Foreign exchange (gain) loss                                     (110)         417
        Net effect of changes in operating assets and liabilities      12,361       (2,291)
                                                                     --------     --------
Net cash flows from operating activities                                3,150       (1,711)
                                                                     --------     --------
Investing activities:
   Capital expenditures                                                (5,898)      (8,420)
   Proceeds received from disposals of assets                             119        3,896
                                                                     --------     --------
Net cash flows from investing activities                               (5,779)      (4,524)
                                                                     --------     --------
Financing activities:
   Net proceeds under revolving credit arrangements                     2,290       13,185
   Payments on long-term debt                                            (369)      (1,220)
    Issuance of common stock                                             --             18
                                                                     --------     --------
Net cash flows from financing activities                                1,921       11,983
                                                                     --------     --------
Effect of exchange rate changes on cash                                  (169)        (825)
                                                                     --------     --------
Net change in cash and cash equivalents                                  (877)       4,923
Cash and cash equivalents at beginning of period                        5,935        5,510
                                                                     --------     --------
Cash and cash equivalents at end of period                           $  5,058     $ 10,433
                                                                     ========     ========

                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ACCOUNTING POLICIES

BASIS OF PRESENTATION AND MANAGEMENT PLANS

GENERAL

     The consolidated balance sheet at June 30, 2001 and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first six months of 2001 are not necessarily indicative of results to be expected for the year ending December 31, 2001. The consolidated financial statements include the accounts of Pioneer Companies, Inc. ("PCI") and its subsidiaries (collectively referred to as "Pioneer"). All significant intercompany balances and transactions have been eliminated in consolidation. Per share amounts presented in the tabulations in the notes to the consolidated financial statements are presented in whole dollars; all other dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated. Certain amounts have been reclassified in prior years to conform to the current year presentation.

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

     On July 31, 2001, PCI and each of its direct and indirect wholly-owned subsidiaries filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court in Houston, Texas. On the same day, a parallel filing under the Canadian Companies' Creditors Arrangements Act was filed in Superior Court in Montreal, Canada, by PCI's Canadian subsidiary, PCI Chemicals Canada Inc. Pioneer is managing its business as a debtor-in-possession pursuant to the Bankruptcy Code. Certain terms of Pioneer's proposed plan of reorganization, as amended (the "Proposed Plan"), were pre-negotiated between Pioneer and certain of its senior secured creditors. The Proposed Plan was confirmed by the United States Bankruptcy Court, Southern District of Texas, Houston Division on November 28, 2001. The reorganization proceedings are expected to be completed within Pioneer's fiscal year ending December 31, 2001.

     The Proposed Plan provides that, upon emergence, approximately $552 million of outstanding indebtedness (plus accrued interest) will be exchanged for $200 million of new debt and 97% of the common stock of the reorganized company. Unsecured creditors will hold the remaining 3% of the common stock of the reorganized company. All of Pioneer's current outstanding common stock and preferred stock will be cancelled, and the holders of those shares will not share in the value of the reorganized company.

     The accompanying unaudited consolidated financial statements have been prepared on the going-concern basis of accounting, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing, such realization of assets and satisfaction of liabilities is subject to uncertainty. Further, implementation of the Proposed Plan will materially change the amounts reported in the consolidated financial statements. These financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that will be necessary as a consequence of implementing the Proposed Plan. The ability of Pioneer to continue as a going concern is dependent upon, among other things, emerging from the Chapter 11 proceedings, the ability to generate sufficient cash from operations and financing sources to meet obligations and ultimately, its return to future profitable operations. Additionally, the accompanying unaudited condensed consolidated financial statements do not include any adjustments that would be required were Pioneer to be liquidated.

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

     Effective July 31, 2001, Pioneer entered into a debtor-in-possession financing agreement (the "DIP Facility") which, as approved by the Bankruptcy Court in August 2001, provides for up to $50 million of revolving borrowings as a source of liquidity during the reorganization. Availability under the DIP Facility was reduced by the remaining amounts outstanding under the pre-petition revolving credit facility. The DIP Facility matures on the earlier of September 24, 2002, or when a plan of reorganization becomes effective. The interest rates on borrowings under the DIP Facility are at 1 1/4% per annum in excess of the US prime rate as to US dollar loans and 2% per annum in excess of the Canadian prime rate as to Canadian dollar loans.

     The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts as well as certain disclosures. Pioneer's financial statements include amounts that are based on management's best estimates and judgements. Actual results could differ from those estimates.

2.   DERIVATIVE INSTRUMENTS

     Pioneer adopted the accounting and reporting standards of Statement of Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138, and as interpreted by the Financial Accounting Standards Board's ("FASB") Derivatives Implementation Group ("DIG"), collectively hereafter referred to as "SFAS 133", as of January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The change in the fair value of derivatives that are not hedges must be recognized currently as a gain or loss in the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is settled. Under hedge accounting, the ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Based upon the contracts in effect at January 1, 2001, the adoption of SFAS 133 had no effect on the consolidated financial statements at that date.

     The Colorado River Commission ("CRC") supplies power to Pioneer's Henderson facility pursuant to three basic contracts covering hydro-generated power, power requirements in excess of hydro-power, and power transmission and supply balancing services. CRC is a state agency established in 1940 to manage federal hydro-power contracts with utilities and other customers, including Pioneer's Henderson facility, in Southern Nevada. Since the low cost hydro-power supplied by CRC does not entirely meet Henderson's power demands and those of its other customers, CRC purchases supplemental power from various sources and resells it to Pioneer and other customers.

     Effective as of March 13, 2001, Pioneer and CRC entered into a supplemental electric power supply services contract (the "supplemental power contract") under which CRC was to provide any needed electric power including that which exceeded the power provided to Pioneer's Henderson facility from hydroelectric sources. CRC maintains that it has entered into various derivative positions, as defined by SFAS 133, under the supplemental power contract including forward purchases and sales of electricity as well as options that have been purchased or written for electric power. Pioneer maintains that CRC has engaged in speculative trading that was not in accordance with the supplemental power contract, that CRC did not obtain proper approval for most of the trades in accordance with procedures agreed upon by Pioneer and CRC and that the trades entered into by CRC purportedly on Pioneer's behalf were excessive in relation to Pioneer's electric power requirements.

     In October 2001, based on an internal review, management became aware of CRC's unauthorized trading activities in derivatives. A subsequent analysis determined that these transactions amounted to a net unrealized loss of $29.8 million for the three months ended June 30, 2001. The net unrealized loss is attributable to three forward purchase contracts and one option contract executed by CRC and approved by Pioneer. As a result of the above, Pioneer's unaudited consolidated condensed financial statements and related disclosures as of and for the three-month and six month periods ended June 30,2001 have been restated from amounts previously reported.

     The derivative positions include many types of contracts with varying strike prices and maturity dates (extending through 2006). The fair value of the derivative positions was determined by Pioneer using available market information and appropriate valuation methodologies. Considerable judgement, however, is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates for the fair value of the derivative positions are not necessarily indicative of the amounts that could currently be realized upon disposition of the derivative positions or the ultimate amount that would be paid or received when the positions are settled. The use of different market assumptions and/or estimation methodologies would result in different fair values. The fair value of the instruments will vary over time based upon market circumstances. Management of Pioneer believes that the market information, methodologies and assumptions used to fair value the derivative positions produces a reasonable estimation of the fair value of the derivative positions at June 30, 2001.

     Notional amounts, presented in the table below, represent the total purchase or sale price of the units of the commodity covered by the derivative in financial trades. It does not represent the price at which the derivative instrument could be bought or sold, which the fair value process determines. The information in the tables below presents the electricity futures and option positions outstanding as of June 30, 2001 ($ in thousands, except per mwh amounts, and volumes in megawatt hours ("mwh")).

     Electricity Futures Contracts:
       Contract volume (mwh)                                        910,675
       Range of expirations (years)                             .50 to 5.00
       Weighted average years until expiration                         4.68
       Weighted average contract price (per mwh)                 $    51.74
       Notional amount                                           $   47,120
       Weighted average fair value (per mwh)                     $    28.91
       Unrealized (loss)                                         $  (20,791)

     Electricity Option Contract:
       Notional amount                                           $   30,700
       Term (years)                                                    5.00
       Strike price                                              $    50.00
       Unrealized (loss)                                         $   (8,972)

3.   RESTATEMENT ADJUSTMENTS

     As described in Note 2 to the Consolidated Financial Statements, Pioneer became aware of derivative transactions that were not being recorded subsequent to the issuance of its consolidated financial statements as of and for the periods ended June 30, 2001. The financial effects of recording these derivative positions are as follows:


                           CONSOLIDATED BALANCE SHEET

                                                                       AS PREVIOUSLY
                                                                          REPORTED              RESTATEMENTS             AS RESTATED
                                                                       -------------            ------------             -----------
Total current liabilities                                                $ 704,728                $  2,762                $ 707,490
Non-current derivative liability                                              --                    27,001                   27,001
Retained deficit                                                          (222,855)                (29,763)                (252,618)
Total stockholders' deficit                                               (167,623)                (29,763)                (197,386)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       THREE MONTHS ENDED JUNE 30, 2001
                                                                         ----------------------------------------------------------
                                                                        AS PREVIOUSLY           RESTATEMENT
                                                                           REPORTED             ADJUSTMENTS             AS RESTATED
                                                                         ------------           -----------             -----------
Change in fair value of derivatives                                       $   --                  $(29,763)                $(29,763)
Operating income (loss)                                                        589                 (29,763)                 (29,174)
Loss before taxes                                                          (14,532)                (29,763)                 (44,295)
Net loss                                                                   (15,169)                (29,763)                 (44,932)
Net loss per share - basic and diluted                                    $  (1.31)               $  (2.58)                $  (3.89)

                                                                                       SIX MONTHS ENDED JUNE 30, 2001
                                                                         ----------------------------------------------------------
                                                                        AS PREVIOUSLY           RESTATEMENT
                                                                           REPORTED             ADJUSTMENTS             AS RESTATED
                                                                         ------------           -----------             -----------
Change in fair value of derivatives                                       $   --                 $(29,763)               $(29,763)
Operating income (loss)                                                     (3,643)               (29,763)                (33,406)
Loss before taxes                                                          (33,124)               (29,763)                (62,887)
Net loss                                                                   (35,299)               (29,763)                (65,062)
Net loss per share - basic and diluted                                    $  (3.06)              $  (2.58)               $  (5.64)

4. SUPPLEMENTAL CASH FLOW INFORMATION

      Net effect of changes in operating assets and liabilities are as follows:

                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                   ---------------------------------
                                                                                     2001                      2000
                                                                                   --------                  -------
Accounts receivable                                                                $ (8,985)                 $(1,290)
Inventories                                                                           3,973                   (2,292)
Prepaid expenses                                                                      1,578                      515
Other assets                                                                           (953)                   6,545
Accounts payable                                                                    (12,051)                  (3,054)
Accrued liabilities                                                                  28,313                    1,140
Other long-term liabilities
                                                                                        486                   (3,855)
                                                                                   --------                  -------
     Net change in operating assets and liabilities                                $ 12,361                  $(2,291)
                                                                                   ========                  =======


     Following are supplemental disclosures of cash flow information:

                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                   ---------------------------------
                                                                                     2001                      2000
                                                                                   --------                  -------
     Cash payments for:
         Interest                                                                  $2,031                    $28,177
         Income taxes                                                                 210                         11

5. INVENTORIES

      Inventories consist of the following:

                                                                                   JUNE 30,                DECEMBER 31,
                                                                                     2001                      2000
                                                                                   --------                  -------
      Raw materials, supplies and parts                                             $13,963                  $ 14,329
      Finished goods and work-in-process                                              7,294                     9,391
      Inventories under exchange agreements                                            (255)                    1,347
                                                                                    -------                  --------
                                                                                    $21,002                  $ 25,067
                                                                                    =======                  ========

6. COMMITMENTS AND CONTINGENCIES

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

7. LONG-TERM DEBT

      Long-term debt consisted of the following:

                                                                                                   JUNE 30,             DECEMBER 31,
                                                                                                     2001                  2000
                                                                                                   ---------             ---------
Revolving credit facility; variable interest rates based on U.S.
   prime rate plus  1/2% and Canadian prime rate plus 1 1/4%                                       $  29,870             $  27,581
9 1/4% Senior Secured Notes, due June 15, 2007                                                       200,000               200,000
9 1/4% Senior Secured Notes, due October 15, 2007                                                    175,000               175,000
June 1997 term facility, due in quarterly installments of $250 with the balance due 2006; variable interest rate based on LIBOR or
   base rate                                                                                          96,750                96,750
November 1997 term facility, due in quarterly installments of $250 with the balance due 2006; variable interest rate based on LIBOR
   or base rate                                                                                       80,000                80,000
Promissory notes, interest at 8% per annum and payable quarterly,
   due April 20, 2005                                                                                 11,463                11,463
Other notes, maturing in various years through 2014, with various
   installments, at various interest rates                                                            10,638                11,007
                                                                                                   ---------             ---------
          Total                                                                                      603,721               601,801
Current portion of long-term debt                                                                   (600,004)             (597,715)
                                                                                                   ---------             ---------
          Long-term debt, less current portion                                                     $   3,717             $   4,086
                                                                                                   =========             =========

      See Note 1 for discussion of the filings by PCI and its subsidiaries for protection under Chapter 11 of the U.S. Bankruptcy Code and the filing by PCI's Canadian subsidiary under the Canadian Companies' Creditors Arrangements Act in Superior Court in Montreal.

      Effective December 15, 2000, Pioneer suspended payments of interest on the $200 million of Senior Secured Notes which, after a 30 day grace period, created a default under the indenture. Additionally, Pioneer did not make principal payments under its $100 million term facility and the $83 million term facility that were due on December 28, 2000, which created an event of default under the terms of the facilities. Accordingly, the default interest rate is in effect for the term facilities. When Pioneer defaulted on the $200 million of 9 1/4 % Senior Secured Notes due June 15, 2007, it constituted an event of default under the indenture for the $175 million of 9 1/4% Senior Secured Notes due October 15, 2007. Accordingly, amounts outstanding under these agreements have been classified as a current liability at June 30, 2001.

       In September 1999, Pioneer Corporation of America ("PCA"), a subsidiary of PCI, entered into a $50 million three-year revolving credit facility (the "Revolving Facility") that provides for revolving loans in an aggregate amount up to $50 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which, together with certain other collateral, secure borrowings under the facility. The borrowing base at June 30, 2001 was $49.7 million, subject to a reserve of $5 million until the ratio of EBITDA to fixed charges, as defined in the Revolving Facility, exceeds 1.15:1 for a period of two consecutive quarters. As of June 30, 2001, there were letters of credit outstanding of $4.5 million and loans outstanding of $29.9 million. Based on the cross default provisions contained in the Revolving Facility agreement, the facility is currently in default, may be subject to a default rate of interest and is classified as a current liability at June 30, 2001.

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

      Effective July 31, 2001, Pioneer entered into a Ratification and Amendment Agreement that converted the Revolving Facility into the DIP Facility. The DIP Facility continues to provide for revolving loans in an aggregate amount of up to $50.0 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which, together with certain other collateral, secure borrowings under the facility. The interest rates on borrowings under the DIP Facility are at 1 1/4% per annum in excess of the US prime rate as to US dollar loans and 2% per annum in excess of the Canadian prime rate as to Canadian dollar loans. The reserve of $5 million under the Revolving Facility was replaced with a reserve of $1 million under the DIP Facility, which increased borrowing availability by $4 million.

8.   UNUSUAL ITEMS

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

9.   RECENT ACCOUNTING PRONOUNCEMENTS

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

10.  EARNINGS (LOSS) PER SHARE

     Pioneer accounts for earnings (loss) per share in accordance with the Financial Accounting Standards SFAS 128, "Earnings Per Share." Basic earnings
(loss) per share are based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share considers, in addition to the above, the dilutive effect of potentially issuable common shares during the period which includes options and preferred stock. Loss per share for the three months and six months ended June 30, 2001 and 2000 was not affected by outstanding options to acquire approximately 1.4 million shares of common stock because their effect was anti-dilutive and the exercise prices of those options were greater than the average market price of Pioneer's common stock. Each share of preferred stock is convertible at the option of the shareholder into 9.8 shares of Pioneer's Class A Common Stock. Loss per share for the three and six months ended June 30, 2001 and 2000 was not affected by the 55,000 issued and outstanding preferred shares that could be converted into 539,000 shares of common stock because their effect was anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As described in Note 3 to the Consolidated Financial Statements, Pioneer's consolidated financial statements as of and for the periods ended June 30, 2001 have been restated. The following discussion and analysis gives effect to that restatement and should be read in conjunction with the consolidated financial statements and the related notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

     On July 31, 2001, PCI and each of its direct and indirect wholly-owned subsidiaries filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court in Houston, Texas. On the same day, a parallel filing under the Canadian Companies' Creditors Arrangements Act was filed in Superior Court in Montreal, Canada, by PCI's Canadian subsidiary. Pioneer is managing its business as a debtor-in-possession pursuant to the Bankruptcy Code. Certain terms of Pioneer's proposed plan of reorganization, as amended (the "Proposed Plan"), were pre-negotiated between Pioneer and certain of its senior secured creditors. The Proposed Plan was confirmed by the United States Bankruptcy Court, Southern District of Texas, Houston Division on November 28, 2001. The reorganization proceedings are expected to be completed within Pioneer's fiscal year ending December 31, 2001.

     The Proposed Plan provides that, upon consummation, approximately $552 million of outstanding indebtedness (plus accrued interest) will be exchanged for $200 million of new debt and 97% of the common stock of the reorganized company. Certain unsecured creditors will receive the remaining 3% of the common stock of the reorganized company. All of Pioneer's current outstanding common stock and preferred stock will be cancelled, and the holders of those shares will not share in the value of the reorganized company.

     As of the petition date, actions to collect pre-petition indebtedness are stayed, and other contractual obligations may not be enforced against Pioneer. In addition, Pioneer may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all liabilities as of the petition date are subject to compromise under the Proposed Plan.

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

     Effective July 31, 2001, Pioneer entered into a $50 million debtor-in-possession financing agreement (the "DIP Facility") with an existing lender. The DIP Facility continues to provide for revolving loans in an aggregate amount of up to $50 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which, together with certain other collateral, secure borrowings under the facility. The terms of the DIP Facility provide Pioneer with $4 million more financing that was available under the previous revolving credit facility. The DIP Facility matures on the earlier of September 24, 2002, or when a plan of reorganization becomes effective. The interest rates on borrowings under the DIP Facility are at 1 1/4% per annum in excess of the US prime rate as to US dollar loans and 2% per annum in excess of the Canadian prime rate as to Canadian dollar loans. On July 31, 2001, unused available borrowing capacity under the DIP Facility was $9.9 million. The Company believes that the DIP Facility will provide adequate financing to meet the Company's working capital and operational needs during the reorganization.

     The sufficiency of Pioneer's liquidity and capital resources is dependent upon Pioneer's emerging from Chapter 11, the ability to comply with debtor-in-possession agreements, generating sufficient positive cash from operations and financing sources to meet obligations, and ultimately, its return to future profitable operations. Now that the Proposed Plan has been confirmed, Pioneer believes the Proposed Plan will be implemented in a timely manner.

     Pioneer's capital expenditures for fiscal 2001 are expected to approximate $15.0 million, primarily for environmental, safety and production replacement projects.

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

      Working Capital. Pioneer's working capital deficiency was $621.3 million at June 30, 2001 compared to a deficiency of $602.7 million at December 31, 2000. This $18.6 million increase in working capital deficiency decrease was primarily due to an increase in accrued interest and the current portion of the derivative liability, offset by a decrease in accounts payable and an increase in accounts receivable.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

      Revenues. Revenues decreased by $0.9 million, or approximately 1%, to $88.3 million for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000. The decrease in revenues was primarily attributable to lower sales volumes, particularly at the Tacoma chlor-alkali facility, and the sale of the operations of Kemwater North America Company and KWT, Inc. (collectively, "Kemwater") in 2000 which resulted in a $3.7 million decrease from 2000 to 2001. These decreases were offset somewhat by increased sales prices. Pioneer's average electrochemical unit ("ECU") price during the second quarter of 2001 was $359, a $36 increase from a year ago.

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

     Change in Fair Value of Derivatives. Effective as of March 13, 2001, Pioneer and CRC entered into a supplemental electric power supply services contract (the "supplemental power contract") under which CRC was to provide any needed electric power including that which exceeded the power provided to Pioneer's Henderson facility from hydroelectric sources. CRC maintains that it has entered into various derivative positions, as defined by SFAS 133, under the supplemental power contract, including forward purchases and sales of electricity as well as options that have been purchased or written for electric power. Pioneer maintains that CRC has engaged in speculative trading that was not in accordance with the supplemental power contract, that CRC did not obtain proper approval for most of the trades in accordance with procedures agreed upon by both parties and that the trades entered into by CRC purportedly on Pioneer's behalf were excessive in relation to Pioneer's electric power requirements.

     In October 2001, based on an internal review, management became aware of CRC's unauthorized trading activities in derivatives. A subsequent analysis determined that these transactions amounted to an unrealized loss of $29.8 million for the three months ended June 30, 2001. The unrealized loss is the result of three forward purchase contracts and one option contract that were executed by CRC and approved by Pioneer. See further discussion in Note 2 to the Consolidated Financial Statements.

      Unusual Items. Unusual charges for the three months ended June 30, 2001 were primarily comprised of professional fees related to Pioneer's reorganization.

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

      Other Income (Expense), Net. Other income, net for the quarter ended June 30, 2001 was primarily comprised of a foreign exchange loss. The 2000 amount was primarily a $3.3 million gain from sale of certain excess property.

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

      Net Loss. Due to the factors described above, net loss for the three months ended June 30, 2001 was $44.9 million, compared to a net loss of $5.9 million for the same period in 2000.

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

      Change in fair value of derivatives. In October 2001, based on an internal review, management became aware of CRC's unauthorized trading activities in derivatives. A subsequent analysis determined that these transactions amounted to a net unrealized loss of $29.8 million for the six months ended June 30, 2001. The net unrealized loss is the result of three forward purchase contracts and one option contract that were executed by CRC and approved by Pioneer. See further discussion in Note 2 to the Consolidated Financial Statements.

      Unusual Items. Unusual charges for the six months ended June 30, 2001 were primarily comprised of severance expense and professional fees related to Pioneer's reorganization. Unusual charges for the six months ended June 30, 2000 included a $0.9 million loss related to the disposition of Pioneer's alum coagulant business at Antioch, California.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $2.2 million, or approximately 10%, for the six months ended June 30, 2001. The components of this decrease include $1.4 million resulting from the Kemwater sale, with the remainder primarily attributable to cost savings resulting from an organizational restructuring.

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

     Net Loss. Due to the factors described above, net loss for the six months ended June 30, 2001 was $65.1 million, compared to a net loss of $15.5 million for the same period in 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pioneer adopted the accounting and reporting standards of Statement of Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138, and as interpreted by the Financial Accounting Standards Board's ("FASB") Derivatives Implementation Group ("DIG"), collectively, hereafter referred to as "SFAS 133", as of January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The change in the fair value of derivatives that are not hedges must be recognized currently as a gain or loss in the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is settled. Under hedge accounting, the ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Based upon the contracts in effect at January 1, 2001, the adoption of SFAS 133 had no effect on the consolidated financial statements at that date.

     The Colorado River Commission ("CRC") supplies power to Pioneer's Henderson facility pursuant to three basic contracts covering hydro-generated power, power requirements in excess of hydro-power, and power transmission and supply balancing services. CRC is a state agency established in 1940 to manage federal hydro-power contracts with utilities and other customers, including Pioneer's Henderson facility, in Southern Nevada. Since the low cost hydro-power supplied by CRC does not entirely meet Henderson's power demands and those of its other customers, CRC purchases supplemental power from various sources and resells it to Pioneer and other customers.

     Effective as of March 13, 2001, Pioneer and CRC entered into a supplemental electric power supply services contract (the "supplemental power contract") under which CRC was to provide any needed electric power including that which exceeded the power provided to Pioneer's Henderson facility from hydroelectric sources. CRC maintains that it has entered into various derivative positions, as defined by SFAS 133, under the supplemental power contract including forward purchases and sales of electricity as well as options that have been purchased or written for electric power. Pioneer maintains that CRC has engaged in speculative trading that was not in accordance with the supplemental power contract, that CRC did not obtain proper approval for most of the trades in accordance with procedures agreed upon by Pioneer and CRC and that the trades entered into by CRC purportedly on Pioneer's behalf were excessive in relation to Pioneer's electric power requirements.

     In October 2001, based on an internal review, management became aware of CRC's unauthorized trading activities in derivatives. A subsequent analysis determined that these transactions amounted to a net unrealized loss of $29.8 million for the three months ended June 30, 2001. The net unrealized loss is the result of three forward purchase contracts and one option contract that CRC executed and were approved by Pioneer.

     The derivative positions include many types of contracts with varying strike prices and maturity dates (extending through 2006). The fair value of the derivative positions was determined by Pioneer using available market information and appropriate valuation methodologies. Considerable judgement, however, is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates for the fair value of the derivative positions are not necessarily indicative of the amounts that could currently be realized upon disposition of the derivative positions or the ultimate amount that would be paid or received when the positions are settled. The use of different market assumptions and/or estimation methodologies would result in different fair values. The fair value of the instruments will vary over time based upon market circumstances. Management of Pioneer believes that the market information, methodologies and assumptions used to fair value the derivative positions produces a reasonable estimation of the fair value of the derivative positions at June 30, 2001.

     Notional amounts, presented in the following tables, represent the total purchase or sale price of the units of the commodity covered by the derivative in financial trades. It does not represent the price at which the derivative instrument could be bought or sold, which the fair value process determines. The information in the tables below presents the electricity futures and option positions outstanding as of June 30, 2001 ($ in thousands, except per mwh amounts, and volumes in megawatt hours ("mwh")).

       Electricity Futures Contracts:
         Contract volume (mwh)                                   910,675
         Range of expirations (years)                        .50 to 5.00
         Weighted average years until expiration                    4.68
         Weighted average contract price (per mwh)           $     51.74
         Notional amount                                     $    47,120
         Weighted average fair value (per mwh)               $     28.91
         Unrealized (loss)                                   $   (20,791)

       Electricity Option Contract:
         Notional amount                                     $    30,700
         Term (years)                                               5.00
         Strike price                                        $     50.00
         Unrealized (loss)                                   $    (8,972)

    The information in the tables below presents the electricity futures and option positions outstanding as of June 30, 2001 allocated over the lives of the contracts ($ in thousands, except per mwh amounts, and volumes in megawatt hours ("mwh")):

                                                                                     EXPECTED MATURITY
                                                         -------------------------------------------------------------------------
                                                        SIX MONTHS
                                                          ENDED         FISCAL       FISCAL       FISCAL       FISCAL     FISCAL
                                                         12/31/01        2002         2003         2004         2005        2006
                                                         --------      --------     --------     --------     -------     -------
Electricity Futures Contracts:
  Contract volume (mwh)                                    63,875       169,360      169,360      169,360     169,360     169,360
  Weighted average contract price (per mwh)              $  57.15      $  51.33     $  51.33     $  51.33     $ 51.33     $ 51.33
  Notional amount                                        $  3,650      $  8,694     $  8,694     $  8,694     $ 8,694     $ 8,694
  Weighted average fair value (per mwh)                  $  37.20      $  34.66     $  25.92     $  25.53     $ 26.79     $ 28.53
  Unrealized (loss)                                      $ (1,274)     $ (2,824)    $ (4,304)    $ (4,371)    $(4,156)    $(3,862)

Electricity Option Contract:
  Notional amount                                        $     -       $  6,140     $  6,140     $  6,140     $ 6,140     $ 6,140
  Strike price                                           $     -       $  50.00     $  50.00     $  50.00     $ 50.00     $ 50.00
  Unrealized (loss)                                      $     -       $ (1,173)    $ (1,928)    $ (2,036)    $(1,979)    $(1,856)


    Other than noted above, Pioneer's market risk disclosures set forth in PCI's Annual Report on Form 10-K for the year ended December 31, 2000 have not changed significantly through the six months ended June 30, 2001.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           PIONEER COMPANIES, INC.

December 28, 2001                          By:  /s/ Philip J. Ablove
                                                -----------------------------
                                                Philip J. Ablove
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)