Form 10-Q
period 2001-09-30
PIONEER COMPANIES INC
filed 2001-12-28
CIK 830141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

                                TABLE OF CONTENTS

                                       PART I--FINANCIAL INFORMATION
                                                                                                            Page
                                                                                                            ----
Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets--September 30, 2001 and December 31, 2000                            3

             Consolidated Statements of Operations--Three Months Ended September 30, 2001 and
                    2000 and Nine Months Ended September 30, 2001 and 2000                                    5

             Consolidated Statements of Cash Flows--Nine Months Ended September 30, 2001 and 2000             6

             Notes to Consolidated Financial Statements                                                       7

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations           13

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                      16


                                       PART II--OTHER INFORMATION

Item 3.      Defaults Upon Senior Securities                                                                 19

Item 6.      Exhibits and Reports on Form 8-K                                                                19


Statements regarding Pioneer's ability to complete its bankruptcy reorganization proceedings timely, the outcome of the reorganization plan, Pioneer's ability to sustain current operations during the reorganization, including its ability to maintain normal relationships with customers, the ability of Pioneer to establish normal terms and conditions with suppliers and vendors, costs of the reorganization process, the adequacy of financing arrangements during the reorganization period, future market prices, operating results, future operating efficiencies, cost savings and other statements which are not historical facts contained in this Quarterly Report on Form 10-Q are "forward looking statements" within the meaning of the Securities Litigation Reform Act. The words "expect", "project", "estimate", "believe", "anticipate", "plan", "intend", "could", "should", "may", "predict" and similar expressions are also intended to identify forward looking statements. Such statements involve risks, uncertainties and assumptions, including, without limitation, the results of the bankruptcy proceedings, court decisions and actions, the negotiating positions of various constituencies, the results of negotiations, market factors, the effect of economic conditions, the ability of Pioneer to realize planned cost savings and other factors detailed in this and other filings with the Securities and Exchange Commission. Should one of more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially.

                         Part I --Financial Information

                             PIONEER COMPANIES, INC.
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                      (UNAUDITED, IN THOUSANDS OF DOLLARS)

                                                                                        SEPTEMBER 30,   DECEMBER 31,
                                                                                            2001            2000
                                                                                        -------------   ------------
                                   ASSETS

Current assets:
      Cash and cash equivalents                                                           $   1,099       $   5,935
      Accounts receivable, net of allowance for doubtful accounts of $1,302 at
           September 30, 2001 and $1,392 at December 31, 2000                                55,887          49,571
      Inventories                                                                            22,728          25,067
      Derivative asset (Note 2)                                                             188,691            --
      Prepaid expenses and other current assets                                               2,435           2,302
                                                                                          ---------       ---------
                Total current assets                                                        270,840          82,875

Property, plant and equipment:
      Land                                                                                   10,622          10,622
      Buildings and improvements                                                             61,540          61,334
      Machinery and equipment                                                               351,437         348,695
      Construction in progress                                                               20,362          15,138
                                                                                          ---------       ---------
                                                                                            443,961         435,789
      Less: accumulated depreciation                                                       (160,466)       (135,405)
                                                                                          ---------       ---------
                Net property, plant and equipment                                           283,495         300,384

Other assets, net of accumulated amortization of $6,700 at September 30, 2001
      and $12,004 at December 31, 2000                                                        7,264          27,218
Derivative asset (Note 2)                                                                   116,742            --
Excess cost over fair value of net assets acquired, net of accumulated
      amortization of $46,523 at September 30, 2001 and $39,945 at December 31, 2000        172,981         179,560
                                                                                          ---------       ---------
                                                                                          $ 851,322       $ 590,037
                                                                                          =========       =========

                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                      (UNAUDITED, IN THOUSANDS OF DOLLARS)

                                                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                                                  2001              2000
                                                                                              -------------      ------------
                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Accounts payable                                                                          $  12,005         $  43,738
      Accrued liabilities                                                                           7,324            44,082
      Derivative liability (Note 2)                                                               180,414              --
      Current portion of long-term debt                                                             2,251           597,715
      Debtor-in-possession credit facility                                                         11,780              --
                                                                                                ---------         ---------
                Total current liabilities                                                         213,774           685,535

Long-term debt, less current portion                                                                3,742             4,086
Accrued pension and other employee benefits                                                        14,892            14,984
Derivative liability (Note 2)                                                                     218,159              --
Other long-term liabilities                                                                         8,438            12,256
Liabilities subject to compromise under reorganization proceedings:
      Secured debt                                                                                366,183              --
      Unsecured debt                                                                              189,179              --
      Unsecured accounts payable and other liabilities                                            100,721              --
Commitments and contingencies
Redeemable preferred stock: $.01 par value, 10,000 shares authorized,
      55 issued and outstanding (subject to compromise)                                             5,500             5,500
Stockholders' deficit:
      Common stock (subject to compromise):
           Class A, $.01 par value, 46,000 shares authorized, 10,679 issued and
                outstanding at September 30, 2001 and December 31, 2000                               106               106
           Class B, $.01 par value, 4,000 shares authorized, 859 issued and outstanding at September 30, 2001 and December 31, 2000, convertible share for share
                into Class A shares                                                                     9                 9
      Additional paid-in capital                                                                   55,193            55,193
      Retained deficit                                                                           (324,498)         (187,556)
      Accumulated other comprehensive income                                                          (76)              (76)
                                                                                                ---------         ---------
Total stockholders' deficit                                                                      (269,266)         (132,324)
                                                                                                ---------         ---------
                                                                                                $ 851,322         $ 590,037
                                                                                                =========         =========

                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                       SEPTEMBER 30,
                                                              -------------------------         ---------------------------
                                                                2001             2000              2001              2000
                                                              --------         --------         ---------         ---------
Revenues                                                      $ 78,701         $ 87,363         $ 254,736         $ 260,824
Cost of sales                                                   65,272           83,840           217,729           233,903
                                                              --------         --------         ---------         ---------
Gross profit                                                    13,429            3,523            37,007            26,921
Selling, general and administrative expenses                    10,092           10,327            30,461            32,939
Change in fair value of derivatives                             63,377             --              93,140              --
Unusual items                                                    2,368             (561)            9,220               225
                                                              --------         --------         ---------         ---------
Operating income (loss)                                        (62,408)          (6,243)          (95,814)           (6,243)
Interest expense (contractual interest expense:
     $14,092 and $44,405 for the three months and nine
      months ended September 30, 2001, respectively)            (5,170)         (14,922)          (35,483)          (41,725)
Reorganization items                                            (1,897)            --              (1,897)             --
Other income (expense), net                                        407              (38)            1,239             3,902
                                                              --------         --------         ---------         ---------
Loss before taxes                                              (69,068)         (21,203)         (131,955)          (44,066)
Income tax expense (benefit)                                     2,812           (7,845)            4,987           (15,247)
                                                              --------         --------         ---------         ---------
Net loss                                                      $(71,880)        $(13,358)        $(136,942)        $ (28,819)
                                                              ========         ========         =========         =========

     Net loss per share - basic and diluted                   $  (6.23)        $  (1.16)        $  (11.87)        $   (2.50)

Weighted average number of common shares outstanding:
     Basic and Diluted                                          11,538           11,538            11,538            11,534

                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                               --------------------------
                                                                                  2001             2000
                                                                               ---------         --------
Operating activities:
     Net loss                                                                  $(136,942)        $(28,819)
     Adjustments to reconcile net loss to net cash flows
          from operating activities:
              Depreciation and amortization                                       35,521           38,111
              Net change in deferred taxes                                         4,803          (14,841)
              Change in fair value of derivatives                                 93,140             --
              Gain on disposals of assets                                            (60)          (2,258)
              Foreign exchange (gain) loss                                          (663)             768
              Net effect of changes in operating assets and liabilities           24,388           14,829
                                                                               ---------         --------
Net cash flows from operating activities                                          20,187            7,790
                                                                               ---------         --------
Investing activities:
     Capital expenditures                                                         (8,293)         (12,746)
     Proceeds received from disposals of assets                                      119            2,878
                                                                               ---------         --------
Net cash flows from investing activities                                          (8,174)          (9,868)
                                                                               ---------         --------
Financing activities:
     Debtor-in-possession credit facility, net                                    11,780             --
     Pre-petition revolving credit borrowings, net                               (27,581)           4,997
     Payments on long-term debt                                                     (514)          (1,855)
     Issuance of common stock                                                       --                 18
                                                                               ---------         --------
Net cash flows from financing activities                                         (16,315)           3,160
                                                                               ---------         --------
Effect of exchange rate changes on cash                                             (534)          (1,570)
                                                                               ---------         --------
Net changes in cash and cash equivalents                                          (4,836)            (488)

Cash and cash equivalents at beginning of period                                   5,935            5,510
                                                                               ---------         --------
Cash and cash equivalents at end of period                                     $   1,099         $  5,022
                                                                               =========         ========

                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  ACCOUNTING POLICIES

BASIS OF PRESENTATION AND MANAGEMENT PLANS

     The consolidated balance sheet at September 30, 2001 and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first nine months of 2001 are not necessarily indicative of results to be expected for the year ending December 31, 2001. The consolidated financial statements include the accounts of Pioneer Companies, Inc. ("PCI") and its subsidiaries (collectively referred to as "Pioneer"). All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated. Certain amounts have been reclassified in prior years to conform to the current year presentation.

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

     On July 31, 2001, PCI and each of its direct and indirect wholly-owned subsidiaries filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in Houston, Texas. On the same day, a parallel filing under the Canadian Companies' Creditors Arrangements Act was filed in Superior Court in Montreal, Canada, by PCI's Canadian subsidiary, PCI Chemicals Canada Inc. Pioneer is managing its business as a debtor-in-possession pursuant to the Bankruptcy Code. Certain terms of Pioneer's proposed plan of reorganization, as amended (the "Proposed Plan"), were pre-negotiated between Pioneer and certain of its senior secured creditors. The Proposed Plan was confirmed by the United States Bankruptcy Court, Southern District of Texas, Houston Division on November 28, 2001. The reorganization proceedings are expected to be completed within Pioneer's fiscal year ending December 31, 2001.

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

     Pioneer has applied the accounting principles provided for in the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," ("SOP 90-7") for the period since July 31, 2001. Accordingly, pre-petition liabilities subject to compromise have been segregated in the accompanying consolidated balance sheet, unamortized debt issuance costs related to debt that is subject to compromise have been reclassified against the related debt balances, and reorganization costs have been excluded from operating income. Contractual interest amounting to $9 million has not been recorded in the accompanying financial statements as it is not expected to be paid.

     Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of Pioneer's liabilities as of the petition date or to enforce pre-petition contractual obligations were automatically stayed. Absent approval from the Bankruptcy Court, Pioneer is prohibited from paying pre-petition obligations. The Bankruptcy Court has approved payment of certain pre-petition obligations such as employee wages and benefits, taxes, customer claims and rebates, and amounts owed to certain critical vendors. Additionally, the Bankruptcy Court has approved the retention of various legal, financial and other professionals. As a debtor-in-possession, Pioneer has the right, subject to Bankruptcy Court approval and certain other conditions, to assume or reject pre-petition executory contracts and unexpired leases.

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

    Prior to Pioneer's filing for bankruptcy protection, Pioneer delayed making payments on various debt obligations due to insufficient liquidity. As a result, Pioneer was not in compliance with the terms of certain of its debt agreements.

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

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts as well as certain disclosures. Pioneer's financial statements include amounts that are based on management's best estimates and judgements. Actual results could differ from those estimates.

2.    DERIVATIVE INSTRUMENTS

     Pioneer adopted the accounting and reporting standards of Statement of Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138, and as interpreted by the Financial Accounting Standards Board's ("FASB") Derivatives Implementation Group ("DIG"), collectively hereafter referred to as "SFAS 133" , as of January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The change in the fair value of derivatives that are not hedges must be recognized currently as a gain or loss in the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is settled. Under hedge accounting, the ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Based upon the contracts in effect at January 1, 2001, the adoption of SFAS 133 had no effect on the consolidated financial statements at that date.

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

     At September 30, 2001, Pioneer recorded a net unrealized loss of $93.1 million for various derivative positions executed by CRC purportedly for the benefit of Pioneer under the supplemental power contract. Of the net liability, $30.7 million is attributed to five forward purchase contracts and three option contracts that CRC executed and that were approved by Pioneer in accordance with procedures agreed upon by Pioneer and CRC. In September 2001, CRC presented to Pioneer a confirmation (the "global confirmation") that included numerous trades allegedly made on behalf of Pioneer by CRC under the supplemental power contract. Although a representative of Pioneer signed the global confirmation, Pioneer is currently disputing that these derivative positions are its responsibility. Pioneer has recorded a net liability of $62.4 million associated with these derivative positions, because the ultimate outcome of its dispute with CRC cannot be predicted at this time. Pioneer intends to vigorously dispute the claim by CRC that these contracts are Pioneer's responsibility.

     CRC has also allocated derivative positions to Pioneer that were not approved, either individually or collectively, by Pioneer. The net unrealized loss for these unapproved positions exceeded $30 million at September 30, 2001. Pioneer believes that CRC has no legal basis for its allocation of these derivative positions to Pioneer. Pioneer intends to vigorously dispute CRC's claims and believes that it will ultimately be successful in its assertion that these derivative positions are not its responsibility. Accordingly, Pioneer has not recorded these derivative positions in its consolidated financial statements as of September 30, 2001.

     The derivative positions include many types of contracts with varying strike prices and maturity dates (extending through 2006). The fair value of the derivative positions was determined by Pioneer using available market information and appropriate valuation methodologies. Considerable judgement, however, is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates for the fair value of the derivative positions are not necessarily indicative of the amounts that could currently be realized upon disposition of the derivative positions or the ultimate amount that would be paid or received when the positions are settled. The use of different market assumptions and/or estimation methodologies would result in different fair values. The fair value of the instruments will vary over time based upon market circumstances. Management of Pioneer believes that the market information, methodologies and assumptions used to fair value the derivative positions produces a reasonable estimation of the fair value of the derivative positions at September 30, 2001.

     Notional amounts, presented in the table below, represent the total purchase or sale price of the units of the commodity covered by the derivative in financial trades. It does not represent the price at which the derivative instrument could be bought or sold, which the fair value process determines. The information in the tables below presents the electricity futures and options positions outstanding as of September 30, 2001 ($ in thousands, except per mwh amounts, and volumes in megawatt hours ("mwh")), whether approved or disputed.

                                                            APPROVED            DISPUTED*
                                                          ------------        ------------
Electricity Futures Contracts:
  Contract volume (mwh)                                      1,097,338          23,525,100
  Range of expirations (years)                             .25 to 5.00         .25 to 5.00
  Weighted average years until expiration                         4.01                2.73
  Weighted average contract price (per mwh)               $      48.99        $      61.59
  Notional amount                                         $     53,759        $  1,448,951
  Weighted average fair value (per mwh)                   $      29.74        $      58.15
  Unrealized gain (loss)                                  $    (21,128)       $    (81,030)

Electricity Option Contracts:
  Notional amount                                         $     36,820        $    395,971
  Range of expirations (years)                            0.25 to 5.00        0.25 to 5.00
  Weighted average years until expiration                         4.21                2.84
  Weighted average strike price                           $      50.00        $      64.60
  Unrealized gain (loss)                                  $     (9,577)       $     18,595

*   Represents trades included in the global confirmation.

3.  SUPPLEMENTAL CASH FLOW INFORMATION

      Net effect of changes in operating assets and liabilities are as follows:

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                 -------------------------
                                                                   2001             2000
                                                                 --------         --------
     Accounts receivable                                         $ (6,882)        $  1,866
     Inventories                                                    1,975           (2,138)
     Prepaid expenses                                                (150)           1,046
     Other assets                                                    (848)           5,092
     Pre-petition accounts payable and other liabilities           10,964            8,963
     Post-petition accounts payable and other liabilities          19,329             --
                                                                 --------         --------
          Net change in operating assets and liabilities         $ 24,388         $ 14,829
                                                                 ========         ========

     Following are supplemental disclosures of cash flow information:

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                 -------------------------
                                                                   2001             2000
                                                                 --------         --------
     Cash payments for:
        Interest                                                  $2,846           $35,438
        Income taxes                                                 210                11

     Non-Cash financing activity:

           In accordance with SOP 90-7, $12.4 million of unamortized debt issuance costs related to compromised debt has been reclassified against the related debt balance in Pioneer's consolidated balance sheet.

4.  INVENTORIES

Inventories consist of the following:

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2001             2000
                                                              -------------    ------------
     Raw materials, supplies and parts                           $ 13,615         $14,329
     Finished goods and work-in-process                             9,302           9,391

     Inventories under exchange agreements                           (189)          1,347
                                                                 --------         -------
                                                                 $ 22,728         $25,067
                                                                 ========         =======

5.  COMMITMENTS AND CONTINGENCIES

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

6.    LONG-TERM DEBT

    Long-term debt (pre-petition amounts shown are net of unamortized debt issue costs) consisted of the following:

                                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                                2001              2000
                                                                            -------------      ------------
    Debtor-in-possession credit facility, variable interest rates based on U.S. prime rate plus 1 1/4% and Canadian prime
       rate plus 2%                                                            $  11,780         $    --
    Revolving credit facility; variable interest rates based on
       U.S. prime rate plus  1/2% and Canadian prime rate plus 1 1/4%               --              27,581
    9 1/4% Senior Secured Notes, due June 15, 2007                               195,950           200,000
    9 1/4% Senior Secured Notes, due October 15, 2007                            170,233           175,000
    June 1997 term facility, due in quarterly installments of $250 with the balance due 2006; variable interest rate based on LIBOR
       plus 250 basis points or base rate plus 125 basis points                   95,013            96,750
    November 1997 term facility, due in quarterly installments of
       $250 with the balance due 2006; variable interest rate based on
       LIBOR plus 287.5 basis points or base rate plus
       162.5 basis points                                                         78,203            80,000
    Promissory notes, interest at 8% per annum and payable
       quarterly, due April 20, 2005                                              11,463            11,463
    Other notes, maturing in various years through 2014, with
       various installments, at various interest rates                            10,493            11,007
                                                                               ---------         ---------
              Total                                                              573,135           601,801
    Long-term debt subject to compromise                                        (555,362)             --
    Current portion of long-term debt                                            (14,031)         (597,715)
                                                                               ---------         ---------
              Long-term debt, less current portion                             $   3,742         $   4,086
                                                                               =========         =========

      See Note 1 for discussion of the filings by PCI and its subsidiaries for protection under Chapter 11 of the U.S. Bankruptcy Code and the filing by PCI's Canadian subsidiary under the Canadian Companies' Creditors Arrangements Act in Superior Court in Montreal.

      Effective December 15, 2000, Pioneer suspended payments of interest on the $200 million of Senior Secured Notes which, after a 30 day grace period, created a default under the indenture. Additionally, Pioneer did not make principal payments under its June 1997 term facility and the November 1997 term facility that were due on December 28, 2000, which created an event of default under the terms of the facilities. Accordingly, the default interest rate, which is the non-default rate plus 2%, is in effect for the term facilities. When Pioneer defaulted on the $200 million Senior Secured Notes, it constituted an event of default under the indenture for the $175 million of Senior Secured Notes.

       In September 1999, Pioneer Corporation of America ("PCA"), a subsidiary of PCI, entered into a $50 million three-year revolving credit facility (the "Revolving Facility") that provided for revolving loans in an aggregate amount up to $50 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which, together with certain other collateral, secured borrowings under the facility. Effective July 31, 2001, Pioneer entered into a Ratification and Amendment Agreement that converted the Revolving Facility into the DIP Facility. The DIP Facility continues to provide for revolving loans in an aggregate amount of up to $50 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which, together with certain other collateral, secure borrowings under the facility. The interest rates on borrowings under the DIP Facility are at 1 1/4% per annum in excess of the US prime rate as to US dollar loans and 2% per annum in excess of the Canadian prime rate as to Canadian dollar loans. The reserve of $5 million under the Revolving Facility was replaced with a reserve of $1 million under the DIP Facility, which increased borrowing availability by $4 million. The borrowing base at September 30, 2001 was $46.9 million, subject to a reserve of $1 million. As of September 30, 2001, there were letters of credit outstanding of $4.5 million and loans outstanding of $11.8 million.

      Pioneer's long-term debt agreements contain various restrictions which, among other things, limit the ability of Pioneer to incur additional indebtedness and to acquire or dispose of assets or operations. PCA is restricted in paying dividends to PCI and providing cash to the unrestricted subsidiaries, as defined, to the sum of $5.0 million plus 50% of the cumulative consolidated net income of PCA since June 1997. As of September 30, 2001, no additional distributions were allowable under the debt covenants. PCA's ability to incur additional new indebtedness is restricted by a covenant requiring an interest coverage ratio of at least 2.0 to 1.0 for the prior four fiscal quarters. As of September 30, 2001, PCA did not meet this requirement and accordingly, additional new indebtedness, other than borrowing available under the DIP Facility, was not allowed. Additional new indebtedness was also restricted by the Bankruptcy Court.

7.   UNUSUAL ITEMS

     In March 2001, Pioneer announced a fifty percent curtailment in the capacity of its Tacoma plant due to an inability to obtain sufficient power at reasonable prices. The Tacoma curtailment resulted in the termination of 55 employees, for which $1.9 million of accrued severance expense was recorded prior to March 31, 2001. Additionally, in connection with an organizational restructuring undertaken by Pioneer, $1.6 million of severance expense was accrued prior to March 31, 2001 relating to terminations of 19 employees at other locations, all whom were terminated prior to June 30, 2001. Severance payments of approximately $1.6 million were made during the nine months ended September 30, 2001, resulting in accrued severance of $1.9 million at September 30, 2001.

     The $2.4 million of unusual items recorded during the quarter ended September 30, 2001, and $5.7 million of the $9.2 million unusual items recorded during the nine-months ended September 30, 2001 are primarily comprised of professional fees related to Pioneer's financial reorganization incurred prior to the Chapter 11 filing on July 31, 2001.

8.   RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". The statements will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited.

     SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but must be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and Pioneer will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. Pioneer is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the nine months ended September 30, 2001 was $6.6 million.

     In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 will not have a material impact on Pioneer's financial position, results of operations, or cash flows.

     In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of a segment of a business. The adoption of SFAS No. 144 will not have a material impact on Pioneer's financial position, results of operations or cash flows.

9.   EARNINGS (LOSS) PER SHARE

     Pioneer accounts for earnings (loss) per share in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share considers, in addition to the above, the dilutive effect of potentially issuable common shares during the period which includes options and preferred stock. Loss per share for the three and nine months ended September 30, 2001 and 2000 was not affected by outstanding options to acquire approximately 1.4 million shares of common stock because their effect was anti-dilutive and the exercise prices of those options were greater than the average market price of Pioneer's common stock.

Each share of preferred stock is convertible at the option of the shareholder into 9.8 shares of Pioneer's Class A Common Stock. Loss per share for the three and nine months ended September 30, 2001 and 2000 was not affected by the 55,000 issued and outstanding preferred shares that could be converted into 539,000 shares of common stock because their effect was anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

      On July 31, 2001, PCI and each of its direct and indirect wholly-owned subsidiaries filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court in Houston, Texas. On the same day, a parallel filing under the Canadian Companies' Creditors Arrangements Act was filed in Superior Court in Montreal, Canada, by PCI's Canadian subsidiary, PCI Chemicals Canada Inc. Pioneer is managing its business as a debtor-in-possession pursuant to the Bankruptcy Code. Certain terms of Pioneer's proposed plan of reorganization, as amended (the "Proposed Plan"), were pre-negotiated between Pioneer and certain of its senior secured creditors. The Proposed Plan was confirmed by the United States Bankruptcy Court, Southern District of Texas, Houston Division, on November 28, 2001. The reorganization proceedings are expected to be completed within Pioneer's fiscal year ending December 31, 2001.

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

      Pioneer entered into a debtor-in-possession financing agreement (the "DIP Facility") which, as approved by the Bankruptcy Court in August 2001, provides for up to $50 million of revolving borrowings as a source of liquidity during the reorganization. Availability under the DIP Facility was reduced by the remaining amounts outstanding under the pre-petition revolving credit facility. The DIP Facility continues to provide for revolving loans in an aggregate amount of up to $50 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which, together with certain other collateral, secure borrowings under the facility. The terms of the DIP Facility provide Pioneer with $4 million more financing than was available under the previous revolving credit facility. The DIP Facility matures on the earlier of September 24, 2002, or when a plan of reorganization becomes effective. The interest rates on borrowings under the DIP Facility are at 1 1/4% per annum in excess of the US prime rate as to US dollar loans and 2% per annum in excess of the Canadian prime rate as to Canadian dollar loans. On November 30, 2001, unused available borrowing capacity under the DIP Facility was $25.6 million. The Company believes that the DIP Facility will provide adequate financing to meet the Company's working capital and operational needs during the reorganization.

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

      Pioneer's capital expenditures for fiscal 2001 are expected to approximate $15 million, primarily for environmental, safety and production replacement projects.

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

      Net Cash Flows from Operating Activities. During the first nine months of 2001, Pioneer generated cash of $20.2 million from operating activities. The cash flow was primarily attributable to changes in working capital.

      Net Cash Flows from Investing Activities. Cash used in investing activities during the nine months of 2001 totaled $8.2 million, which was primarily attributable to capital expenditures.

      Net Cash Flows from Financing Activities. Cash used in financing activities during the first nine months of 2001 totaled approximately $16.3 million due primarily to net repayments on the Revolving Facility of $27.6 million offset by borrowings under the DIP Facility of $11.8 million.

      Working Capital. Pioneer's working capital was $57.1 million at September 30, 2001 compared to a deficiency of $602.7 million at December 31, 2000. This $659.8 million increase in working capital was primarily due to the reclassification of liabilities subject to compromise in Pioneer's consolidated balance sheet.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

      Revenues. Revenues decreased by $8.7 million, or approximately 10%, to $78.7 million for the three months ended September 30, 2001, as compared to the three months ended September 30, 2000. The decrease in revenues was primarily attributable to lower sales volumes, particularly at the Tacoma chlor-alkali facility, and the sale of the operations of Kemwater North America Company and KWT, Inc. (collectively, "Kemwater") in 2000 which resulted in a $1.7 million decrease from 2000 to 2001. Additionally, Pioneer's average electrochemical unit ("ECU") price during the third quarter of 2001 decreased $11 from a year ago to $319.

      Cost of Sales. Cost of sales decreased $18.6 million, or approximately 22%, for the three months ended September 30, 2001, as compared to the same period in 2000. The decrease was primarily due to lower power costs, lower sales volumes and a $1.6 million decrease due to the Kemwater sale.

     Gross Profit. Gross profit margin increased to 17% in 2001 from 4% in 2000, primarily as a result of decreased power costs.

     Change in Fair Value of Derivatives. Effective as of March 13, 2001, Pioneer and CRC entered into a supplemental electric power supply services contract (the "supplemental power contract") under which CRC was to provide any needed electric power including that which exceeded the power provided to Pioneer's Henderson facility from hydroelectric sources. CRC maintains that it has entered into various derivative positions, as defined by SFAS 133, under the supplemental power contract, including forward purchases and sales of electricity as well as options that have been purchased or written for electric power . Pioneer maintains that CRC has engaged in speculative trading that was not in accordance with the supplemental power contract, that CRC did not obtain proper approval for most of the trades in accordance with procedures agreed upon by both parties and that the trades entered into by CRC purportedly on Pioneer's behalf were excessive in relation to Pioneer's electric power requirements.

     For the three months ended September 30, 2001, the change in fair value of the derivative positions was an unrealized loss of $63.4 million principally because market power rates decreased substantially. Of the $63.4 million, $62.4 million related to transactions included under a global confirmation that are being disputed by Pioneer. The remaining $1.0 million related to transactions approved by Pioneer. See discussion in Note 2 of the Consolidated Financial Statements.

     Unusual Items. Unusual items for the three months ended September 30, 2001 of $2.4 million were primarily comprised of professional fees incurred related to Pioneer's reorganization prior to the Chapter 11 filings. Unusual items for the three months ended September 30, 2000 related to the Kemwater sale.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.2 million, or approximately 2%, for the three months ended September 30, 2001. The decrease included $0.5 million resulting from the Kemwater sale and cost savings resulting from the organizational restructuring, offset by a $0.5 million increase in bad debt expense.

      Interest Expense, Net. Interest expense, net decreased in 2001 as a result of contractual interest expense of $9.0 million on debt subject to compromise in the Chapter 11 proceedings not being recorded in accordance with SOP 90-7. Interest cost decreased $0.8 million for the three months ended September 30, 2001, primarily as a result of lower average debt outstanding under the revolving credit facility.

      Reorganization Items. Reorganization items for the three months ended September 30, 2001 were comprised of professional fees related to Pioneer's reorganization incurred subsequent to the Chapter 11 filings.

      Other Income (Expense), Net. Other income, net of $0.4 million for the quarter ended September 30, 2001 was primarily comprised of a foreign exchange gain.

      Income Tax Expense (Benefit). Income tax expense for the quarter ended September 30, 2001 was $2.8 million, reflecting foreign tax expense on the income of Pioneer's Canadian operations. Due to recurring losses of Pioneer's U.S. operations and uncertainty as to the effect of Pioneer's reorganization on the availability and use of Pioneer's U.S. net operating loss carryforwards, a 100% valuation allowance amounting to $67.8 million was recorded in connection with Pioneer's U.S. deferred tax assets at December 31, 2000. During the quarter ended September 30, 2001 Pioneer recorded a valuation allowance in an amount equal to the benefit from income taxes generated by the losses from Pioneer's U.S. operations. An income tax benefit of $7.8 million was recorded for the quarter ended September 30, 2000.

      Net Loss. Due to the factors described above, net loss for the three months ended September 30, 2001 was $71.9 million, compared to a net loss of $13.4 million for the same period in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

      Revenues. Revenues decreased by $6.1 million, or approximately 2%, to $254.7 million for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000. The decrease in revenues was primarily attributable to the sale of the operations of Kemwater in 2000, which resulted in a $8.8 million decrease in revenues for the nine months ended September 30, 2001 as compared to the same period in 2000. In addition, sales volumes decreased, particularly at the Tacoma chlor-alkali facility. These decreases were offset somewhat by increased sales prices. The average ECU price during the nine months ended September 30, 2001 was $350, a $31 increase from a year ago.

      Cost of Sales. Cost of sales decreased $16.2 million, or approximately 7%, for the nine months ended September 30, 2001, as compared to the same period in 2000. The decrease was primarily due to lower power costs, decreased sales volumes and an $8.6 million reduction due to the Kemwater sale.

     Gross Profit. Gross profit margin increased to 15% in 2001 compared with 10% in 2000.

      Change in Fair Value of Derivatives. For the nine months ended September 30, 2001, the change in fair value of the derivative positions was a net unrealized loss of $93.1 million. Of the $93.1 million, $62.4 million related to transactions included under the global confirmation that are being disputed by Pioneer. The remaining $30.7 million related to transactions approved by Pioneer. See discussion in Note 2 of the Consolidated Financial Statements.

      Unusual Items. Unusual items for the nine months ended September 30, 2001 of $9.2 million were primarily comprised of severance expense and professional fees related to Pioneer's reorganization. Unusual items for the nine months ended September 31, 2000 were related to the Kemwater sale.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $2.5 million, or approximately 8%, for the nine months ended September 30, 2001. The components of this decrease include $2 million resulting from the Kemwater sale, with the remainder primarily attributable to cost savings resulting from an organizational restructuring, offset somewhat by increases in bad debt expense.

      Interest Expense, Net. Interest expense, net decreased in 2001 as a result of contractual interest expense of $9.0 million on debt subject to compromise in the Chapter 11 proceedings not being recorded in accordance with SOP 90-7. Interest cost increased $2.8 million for the nine months ended September 30, 2001 as a result of higher interest rates and higher borrowing levels. The interest rates related to the DIP Facility are greater than the rates that had been in effect under the previous revolving facility.

      Reorganization Items. Reorganization items for the nine months ended September 31, 2001 were comprised of professional fees related to Pioneer's reorganization incurred subsequent to the Chapter 11 filings.

      Other Income, Net. Other income for the nine months ended September 30, 2001 of $1.2 million was primarily comprised of a sales tax refund of $0.5 million and a gain of $0.1 million on an asset sale, with the remainder attributable to foreign exchange gain. The 2000 amount was primarily a $3.3 million gain from sale of certain excess property.

      Income Tax Expense (Benefit). Income tax expense for the nine months ended September 30, 2001 was $5.0 million, reflecting foreign tax expense on the income of Pioneer's Canadian operations. Due to recurring losses of Pioneer's U.S. operations and uncertainty as to the effect of Pioneer's restructuring on the availability and use of Pioneer's U.S. net operating loss carryforwards, a 100% valuation allowance amounting to $67.8 million was recorded in connection with Pioneer's U.S. deferred tax assets at December 31, 2000. During the nine months ended September 30, 2001 Pioneer recorded a valuation allowance in an amount equal to the benefit from income taxes generated by the losses from Pioneer's U.S. operations. An income tax benefit of $15.2 million was recorded for the nine months ended September 30, 2000.

     Net Loss. Due to the factors described above, net loss for the nine months ended September 30, 2001 was $136.9 million, compared to a net loss of $28.8 million for the same period in 2000.

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

     SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but must be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and Pioneer will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. Pioneer is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the nine months ended September 30, 2001 was $6.6 million.

     In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 will not have a material impact on Pioneer's financial position, results of operations, or cash flows.

     In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of a segment of a business. The adoption of SFAS No. 144 will not have a material impact on Pioneer's financial position, results of operations or cash flows.

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

     Effective as of March 13, 2001, Pioneer and CRC entered into a supplemental electric power supply services contract (the "supplemental power contract") under which CRC was to provide any needed electric power including that which exceeded the power provided to Pioneer's Henderson facility from hydroelectric sources. CRC maintains that it has entered into various derivative positions, as defined by SFAS 133, under the supplemental power contract,including forward purchases and sales of electricity as well as options that have been purchased or written for electric power. Pioneer maintains that CRC has engaged in speculative trading that was not in accordance with the supplemental power contract, that CRC did not obtain proper approval for most of the trades in accordance with procedures agreed upon by Pioneer and CRC and that the trades entered into by CRC purportedly on Pioneer's behalf were excessive in relation to Pioneer's electric power requirements.

     At September 30, 2001, Pioneer recorded a net unrealized loss of $93.1 million for various derivative positions executed by CRC purportedly for the benefit of Pioneer under the supplemental power contract. Of the net unrealized loss, $30.7 million is attributed to five forward purchase contracts and three option contracts that CRC executed and that were approved by Pioneer in accordance with procedures agreed upon by Pioneer and CRC. In September 2001, CRC presented to Pioneer a confirmation (the "global confirmation") that included numerous trades allegedly made on behalf of Pioneer by CRC under the supplemental power contract. Although a representative of Pioneer signed the confirmation, Pioneer is currently disputing that these derivative positions are its responsibility. Pioneer has recorded a net liability of $62.4 million associated with these derivative positions, because the ultimate outcome of its dispute with CRC cannot be predicted at this time. Pioneer intends to vigorously dispute the claim by CRC that these contracts are Pioneer's responsibility.

     CRC has also allocated derivative positions to Pioneer that were not approved, either individually or collectively, by Pioneer. The net liability for these unapproved positions exceeded $30 million at September 30, 2001. Pioneer believes that CRC has no legal basis for its allocation of these derivative positions to Pioneer. Pioneer intends to vigorously dispute CRC's claims and believes that it will ultimately be successful in its assertion that these derivative positions are not its responsibility. Accordingly, Pioneer has not recorded these derivative positions in its consolidated financial statements as of September 30, 2001.

     The derivative positions include many types of contracts with varying strike prices and maturity dates extending through 2006. The fair value of the derivative positions was determined by Pioneer using available market information and appropriate valuation methodologies. Considerable judgement, however, is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates for the fair value of the derivative positions are not necessarily indicative of the amounts that could currently be realized upon disposition of the derivative positions or the ultimate amount that would be paid or received when the positions are settled. The use of different market assumptions and/or estimation methodologies would result in different fair values. The fair value of the instruments will vary over time based upon market circumstances. Management of Pioneer believes that the market information, methodologies and assumptions used to fair value the derivative positions produces a reasonable estimation of the fair value of the derivative positions at September 30, 2001.

     Notional amounts, presented in the following tables, represent the total purchase or sale price of the units of the commodity covered by the derivative in financial trades. It does not represent the price at which the derivative instrument could be bought or sold, which the fair value process determines. The information in the tables below presents the electricity futures and options positions outstanding as of September 30, 2001 ($ in thousands, except per mwh amounts, and volumes in megawatt hours ("mwh")), whether approved or disputed (see Note 2 to Consolidated Financial Statements for amounts of "Approved" and "Disputed" derivative positions).

     Electricity Futures Contracts:
       Contract volume (mwh)                                           24,622,438
       Range of expirations (years)                                   .25 to 5.00
       Weighted average years until expiration                               2.79
       Weighted average contract price (per mwh)                     $      61.03
       Notional amount                                               $  1,502,710
       Weighted average fair value (per mwh)                         $      56.88
       Unrealized (loss)                                             $   (102,158)

     Electricity Option Contracts:
       Notional amount                                               $    432,791
       Range of expirations (years)                                  0.25 to 5.00
       Weighted average years until expiration                               2.99
       Weighted average strike price                                 $      63.04
       Unrealized gain                                               $      9,018

     The information in the tables below presents the electricity futures and options positions outstanding as of September 30, 2001 allocated over the lives of the contracts ($ in thousands, except per mwh amounts, and volumes in megawatt hours ("mwh")), whether approved or disputed:

                                                                                 EXPECTED MATURITY
                                                    -----------------------------------------------------------------------------
                                                      FOURTH
                                                     QUARTER       FISCAL      FISCAL        FISCAL        FISCAL        FISCAL
                                                      2001          2002        2003          2004          2005          2006
                                                    ---------    ---------    ---------     ---------     ---------     ---------
Electricity Futures Contracts:
  Contract volume (mwh)                             2,975,639    7,006,360    2,798,110     3,947,843     3,947,243     3,947,243
  Weighted average contract price (per mwh)         $   68.51    $   79.47    $   56.39     $   49.44     $   49.35     $   49.35
  Notional amount                                   $ 203,870    $ 556,786    $ 157,272     $ 195,176     $ 194,803     $ 194,803
  Weighted average fair value (per mwh)             $   68.43    $   80.43    $   47.93     $   41.45     $   41.87     $   43.15
  Unrealized gain (loss)                            $    (245)   $   6,768    $ (23,148)    $ (31,527)    $ (29,517)    $ (24,489)

Electricity Option Contracts:
  Notional amount                                   $    --      $ 163,643    $  23,721     $  81,809     $  81,809     $  81,809
  Weighted average strike price                     $    --      $   95.21    $   51.04     $   52.42     $   52.42     $   52.42
  Unrealized gain (loss)                            $    --      $   3,772    $  (1,047)    $   2,080     $   2,103     $   2,110

      Other than noted above, Pioneer's market risk disclosures set forth in PCI's Annual Report on Form 10-K for the year ended December 31, 2000 have not changed significantly through the nine months ended September 30, 2001.

                           PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Prior to the filings for protection under Chapter 11 of the U.S. Bankruptcy Code on July 31, 2001, and the concurrent filing by PCI's Canadian subsidiary under the Canadian Companies' Creditors Arrangements Act in Superior Court in Montreal, Pioneer had suspended payments of interest and principal under various debt agreements, which created an event of default under Pioneer's Senior Secured Notes, term loans, and certain other indebtedness.

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