Form 10-K
period 2001-12-31
PIONEER COMPANIES INC
filed 2002-04-16
CIK 830141

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 COMMISSION FILE NO. 1-9859

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


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 570-3200

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

  TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
  -------------------                  -----------------------------------------
        NONE                                         NOT APPLICABLE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

         There were 10,000,000 shares of the registrant's common stock outstanding on April 15, 2002. The aggregate market value of the voting stock held by non-affiliates of the registrant on April 15, 2002, based on the last reported trading price of the registrant's common stock on the OTC Bulletin Board on that date, was $21.6 million. For purposes of the above statement only, all directors, executive officers and 10% shareholders are deemed to be affiliates.


         DOCUMENTS INCORPORATED BY REFERENCE: None.


================================================================================

                                         TABLE OF CONTENTS
                                              PART I

Item 1.     Business......................................................................................2
Item 2.     Properties....................................................................................18
Item 3.     Legal Proceedings.............................................................................20
Item 4.     Submission of Matters to a Vote of Security Holders...........................................20
Item 4A.    Executive Officers of the Registrant..........................................................20

                                              PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
               Matters....................................................................................23
Item 6.     Selected Financial Data.......................................................................24
Item 7.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations......................................................................26
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk....................................35
Item 8.     Financial Statements and Supplementary Data...................................................38
Item 9.     Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.......................................................................38

                                              PART III

Item 10.    Directors and Executive Officers of the Registrant............................................38
Item 11.    Executive Compensation........................................................................39
Item 12.    Security Ownership of Certain Beneficial Owners and Management................................41
Item 13.    Certain Relationships and Related Transactions................................................41

                                              PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................42

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

         Pioneer Companies, Inc. and its subsidiaries manufacture and market chlorine, caustic soda and related products. We conduct our primary business through our operating subsidiaries: PCI Chemicals Canada Company (which we refer to as PCI Canada) and Pioneer Americas LLC (which we refer to as PALLC).

         Chlorine and caustic soda are commodity chemicals which we believe are the seventh and sixth most commonly produced chemicals, respectively, in the United States, based on volume, and are used in a wide variety of applications and chemical processes. Caustic soda and chlorine are co-products, concurrently produced in a ratio of approximately 1.1 to 1 through the electrolysis of salt water. An electrochemical unit, which we refer to as an ECU, consists of 1.1 tons of caustic soda and 1 ton of chlorine.

         Chlorine is used to manufacture over 15,000 products, including approximately 60% of all commercial chemistry, 85% of all pharmaceutical chemistry and 95% of all crop protection chemistry. Products manufactured with chlorine as a raw material include water treatment chemicals, plastics, detergents, pharmaceuticals, disinfectants and agricultural chemicals. Chlorine is also used directly in water disinfection applications. In the United States and Canada, virtually all public drinking water is made safe to drink by chlorination, and a significant portion of industrial and municipal waste water is treated with chlorine or chlorine derivatives to kill water-borne pathogens.

         Caustic soda is a versatile chemical alkali used in a diverse range of manufacturing processes, including pulp and paper production, metal smelting and oil production and refining. Caustic soda is combined with chlorine to produce bleach which is used for water treatment and as a cleaning disinfectant. Caustic soda is also used as an active ingredient in a wide variety of other end-use products, including detergents, rayon and cellophane.

         We own five chlor-alkali plants in North America that produce chlorine and caustic soda, as well as certain related product manufacturing facilities. We believe that we are the seventh largest chlor-alkali producer in North America, with approximately 5% of North American production capacity. In addition to our chlor-alkali capacity, we manufacture hydrochloric acid, bleach, sodium chlorate and other products. Effective March 15, 2002, we idled our chlor-alkali plant in Tacoma, Washington, reducing our aggregate annual production capacity from approximately 950,000 ECUs to approximately 725,000 ECUs. Following the idling of our Tacoma plant, we continue to operate four chlor-alkali production facilities located in Becancour, Quebec; St. Gabriel, Louisiana; Henderson, Nevada; and Dalhousie, New Brunswick. These four facilities produce chlorine and caustic soda for sale in the merchant markets and for use as raw materials in the manufacture of downstream products. The Becancour and Henderson facilities also produce hydrochloric acid and bleach, and the Dalhousie facility also produces sodium chlorate. All four of these facilities produce hydrogen as a by-product. The Tacoma chlor-alkali plant is now being used principally as a terminal to serve our customers in the Pacific Northwest.

         We also operate two bleach production and chlorine repackaging facilities in California and one bleach production and chlorine repackaging facility in Washington. We distribute these products to municipalities and selected commercial markets in the western United States through various distribution channels. All of the chlorine and caustic soda used as raw materials at these facilities is supplied by our chlor-alkali facilities. Additional production units in Cornwall, Ontario produce hydrochloric acid, bleach, chlorinated paraffins sold under the brand name Cereclor(R), and IMPAQT(R), a proprietary pulping additive.

HISTORY AND EMERGENCE FROM BANKRUPTCY

         Our current operations as a chlor-alkali producer began in 1988 with the acquisition by one of our subsidiaries of our Henderson and St. Gabriel facilities. We acquired bleach production and chlorine repackaging operations in Tracy and Santa Fe Springs, California in 1989 and a bleach production and chlorine repackaging facility in Tacoma, Washington in 1996. In 1997, we acquired our Tacoma chlor-alkali manufacturing facility, as well as our Canadian operations, consisting of our Becancour and Dalhousie chlor-alkali manufacturing facilities, a bleach and pulping additive manufacturing facility in Cornwall, Ontario and a research laboratory in Mississauga, Ontario.

         In December 2000, due to a lack of sufficient liquidity, we suspended payments of interest and principal under various debt agreements which, following the expiration of any applicable grace periods, resulted in defaults under those agreements. On July 31, 2001, we filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in Houston, Texas. On the same day, a parallel filing under the Canadian Companies' Creditors Arrangement Act was filed in Superior Court in Montreal, Quebec, by PCI Canada. The bankruptcies were jointly administered.

         On November 28, 2001, our proposed plan of reorganization was confirmed by the bankruptcy court. On December 31, 2001, we and our direct and indirect wholly-owned subsidiaries emerged from protection under Chapter 11 of the U.S. Bankruptcy Code, and on the same date PCI Canada emerged from protection under the provisions of Canada's Companies Creditors' Arrangement Act. Under the plan of reorganization that became effective on December 31, 2001, all of the outstanding shares of our Class A common stock and Class B common stock were cancelled. The holders of our pre-bankruptcy senior secured debt received $200 million in principal amount of new senior secured debt along with newly issued shares representing 97% of our common stock, with the remaining 3% of our common stock to be distributed to our unsecured creditors. Trade creditors with small claims received cash, and other critical vendors have received or will receive payments determined under individually-negotiated settlements.

         Upon emergence from bankruptcy, our senior secured debt outstanding under debt agreements aggregated $206.7 million, consisting of Senior Secured Floating Rate Guaranteed Notes due 2006 in the aggregate principal amount of $45.4 million (the "Senior Guaranteed Notes"), Floating Rate Term Notes due 2006 in the aggregate principal amount of $4.6 million (the "Senior Floating Notes"), 10% Senior Secured Guaranteed Notes due 2008 in the aggregate principal amount of $150 million (the "10% Senior Secured Notes"), and a Revolving Credit Facility with a $30 million commitment and a borrowing base restriction (the "Revolver"), borrowings under which were used shortly after our emergence from bankruptcy to replace $6.7 million of debtor-in-possession financing which was outstanding as of December 31, 2001. Collectively, the $200 million in Senior Guaranteed Notes, Senior Floating Notes and 10% Senior Secured Notes are referred to as the Senior Notes and, together with the Revolver, are referred to as the Senior Secured Debt. In addition, at December 31, 2001, we have
$5.9 million of other debt outstanding, comprised of notes maturing in various years through 2014. The Senior Secured Debt requires payments of interest in cash and contains various covenants including a financial covenant in our Revolver (which if violated will create a default under the cross-default provisions of the Senior Notes) which obligates us to comply with certain cash flow requirements. See " - Recent Developments and Liquidity Issues" below. The interest payment requirements of the Senior Secured Debt and the financial covenant in the Revolver were set at levels based on financial projections prepared in connection with the plan of reorganization and do not accommodate significant downward variations in operating results. The plan of reorganization and the related financial projections were predicated on improvements in the chlorine and caustic soda markets from the historic lows experienced in the last few years. Those market improvements, along with the reduced debt levels resulting from the reorganization, were expected to return us to a more sound financial basis.

RECENT DEVELOPMENTS AND LIQUIDITY ISSUES

         During the short time since we emerged from bankruptcy, the chlorine and caustic soda markets have not attained the levels included in the projections prepared in connection with the plan of reorganization, and based on current expectations we will not achieve the financial results that were included in the projections for 2002. During the first quarter of 2002, ECU prices generally averaged approximately $240, while the projections prepared in connection with our reorganization assumed an average ECU price of approximately $280. While some increase in chlorine prices is expected to occur during the second quarter of 2002, caustic soda prices have been decreasing and are at low levels and are expected to continue at the same or lower levels during the second quarter. The current low ECU prices have created liquidity that is less than that which would result from the projections prepared in connection with the plan of reorganization, and we have responded by cutting costs and reducing expenditures, including idling manufacturing capacity and laying off operating and administrative employees. Unless there is significant improvement in product prices, we will not have the liquidity necessary to meet all of our debt service and other obligations. See " - Risks - Our operating results could be negatively affected during economic downturns" and " - Risks - Our profitability could be reduced by declines in average selling prices" below.

         Prior to the amendment to our Revolver discussed below (which amendment changed, among other things, the method for calculating EBITDA as defined below), one of the covenants in our Revolver required us to generate $5.1 million of net earnings before extraordinary gains, interest, income taxes, depreciation and amortization (referred to as EBITDA) during the quarter ended March 31, 2002, $10.8 million of EBITDA during the six month period ending June 30, 2002, $19.6 million of EBITDA during the nine month period ending September 30, 2002, $32.4 million of EBITDA during the twelve month period ending December 31, 2002 and $32.6 million of EBITDA for each twelve month period ending each fiscal quarter thereafter. The Revolver also provides that as a condition of borrowings there shall not have occurred any material adverse change in our business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).

         We were in compliance with the EBITDA covenant during the quarter ended March 31, 2002, but only as a result of the effect of the change in fair value of derivatives (which is discussed below), and we may not generate the required amount of Adjusted EBITDA (defined below) during subsequent quarters. During March 2002 the lender under our Revolver advised us that it believed that a material adverse change had occurred, although it continued to fund loans under the Revolver. In order to address concerns about adverse changes in our financial condition and the possibility that we might not comply with the EBITDA covenant during the remainder of the current year, we had discussions with the lender on the proposed terms of an amendment to the Revolver. The lender has now rescinded the effect of its notice of a material adverse change that may have occurred, and extended the deadline for the provision of financial statements for the year ended December 31, 2001 for which we were not in compliance. In connection with the waiver, we have amended the Revolver to (i) revise the definition of EBITDA to exclude the effects of changes in the fair value of derivative instruments (as so adjusted, "Adjusted EBITDA"), (ii) eliminate the availability of interest rates based on LIBOR and (iii) replace the previously applicable margin over the prime rate (the "Previous Rate") with the Previous Rate plus 2.25% for all loans that are and will be outstanding under the Revolver. We paid a forbearance fee of $250,000 in connection with the foregoing waiver and amendment. Also in connection with the foregoing waiver and amendment, we agreed with our lender to further amend the terms of the Revolver to revise the Adjusted EBITDA covenant (which currently contains the same levels of required EBITDA as the original Revolver) to take into account our current expectations for the amount of Adjusted EBITDA that will be generated during 2002 as agreed to by the lender and to add such other financial covenants to the Revolver as our lender deems necessary to monitor our performance in meeting such projections. Our failure to effect the additional amendment to the Revolver by May 10, 2002 will constitute a default under the Revolver and a cross-default under the Senior Notes unless agreed otherwise by our lender.

         Our borrowings under the Revolver as of March 31, 2002 were $5.3 million. As of that date, our $30 million Revolver commitment was limited by our borrowing base of $21 million, which is based on percentages of our eligible receivables and inventory, and was further reduced by approximately $4.7 million of letters of credit that were outstanding on that date. As a result, our net liquidity, including cash, was approximately $17.9 million at March 31, 2002.

         If the required Adjusted EBITDA level under the Revolver for any quarter is not met, we will be in default under the terms of the Revolver. The completion of the proposed amendment to the Revolver, which would restate the Adjusted EBITDA level required by the covenant, could affect our compliance. Moreover, if conditions constituting a material adverse change occur or have occurred, our lender can exercise its rights under the Revolver and refuse to make further advances. The effect of such a refusal to make further advances is that customer receipts will be applied to our borrowings under the Revolver without our having the ability to reborrow. This would cause us to suffer a rapid loss of liquidity and we would lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow our lender to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under our Senior Notes which would provide the holders of our Senior Notes with the right to accelerate their $200 million in outstanding indebtedness and demand its immediate repayment. In such circumstances, or if we otherwise did not have sufficient liquidity to satisfy all of our debt service obligations, we would be required to refinance, restructure or reorganize all or a portion of our indebtedness, defer payments on our debt, sell assets, obtain additional debt or equity financing or take other actions, including seeking protection under Chapter 11 of the U.S. Bankruptcy Code and under Canada's Companies Creditors' Arrangement Act. We cannot predict the outcome of the discussions with our lender under the Revolver or the holders of the Senior Notes, including any action to force us into involuntary bankruptcy proceedings, in the event agreement is not reached with the Revolver lender on the levels of Adjusted EBITDA required under the Revolver or if there is a breach of the Revolver covenants or a default under the Senior Notes, or the outcome of any of the actions that we may need to take in response to such actions. See " - Risks - The restrictive terms of our indebtedness may limit our ability to grow and compete and prevent us from fulfilling our obligations under our indebtedness" below.

COLORADO RIVER COMMISSION DERIVATIVE TRANSACTIONS

         Approximately 50% of the electric power supply for our Henderson facility is hydropower furnished under a contract with the Colorado River Commission, with the other approximately 50% provided under a supplemental supply contract with the Colorado River Commission. The supplemental supply contract entered into in March 2001 sets forth detailed procedures governing the procurement of power by the Colorado River Commission on our behalf. This agreement is not intended to provide for speculative power purchases on our behalf. See " - Production, Pricing and Marketing" below.

         In the second and third quarters of 2001, we recorded net unrealized losses with respect to various derivative positions executed by the Colorado River Commission purportedly for our benefit under the supplemental supply arrangements with the Colorado River Commission. The derivative positions consist of contracts for the forward purchase and sale of electricity as well as options that have been purchased or written for electric power. While a portion of the net unrealized loss, in the amount of $10.3 million at December 31, 2001, relates to transactions specifically approved by us pursuant to the procedures established by our agreement with the Colorado River Commission (the "Approved Derivatives"), we are disputing the Colorado River Commission's contention that other derivative positions (the "Disputed Derivatives") with an additional net liability at December 31, 2001, of $100.5 million are our responsibility. All $110.8 million of such net unrealized loss has been recorded by us in our 2001 financial statements, but the outcome of the dispute with respect to the $100.5 million of liability is in doubt. The Colorado River Commission has further contended that other contracts (the "Rejected Derivatives") reflecting an additional net unrealized loss of $38.4 million as of December 31, 2001, are our responsibility, although the Colorado River Commission has not provided any documentation of any relationship of those contracts to us. We have not recorded any unrealized loss with respect to the Rejected Derivatives, and the Colorado River Commission's contention that we have any liability with respect to those derivatives is being contested.

         The Approved Derivatives and the Disputed Derivatives that mature during 2003 and later years would, given current industry conditions, have a material adverse effect on our cash flow. While the amount of any actual cash flow effect from the derivative positions will be determined by electricity prices at the time, based on future price estimates as of December 31, 2001, the cost of the derivative positions during the years from 2003 to 2006, considered without regard to other factors, could range from $24.4 million in 2003 to as high as $34 million in 2005. However, the costs stated do not reflect the fact that in the absence of any costs attributable to derivative contracts, our Henderson facility will in any event have power needs that must be met through the purchase of supplemental power, although the amounts of power that would be provided under the Approved Derivatives and the Disputed Derivatives would substantially exceed the power needs of our Henderson plant. A portion of those needs are currently being met by two forward purchases arranged by the Colorado River Commission, which are not accounted for as derivative transactions because we have designated them as purchases in the normal course of business. Had these two forward purchase contracts been accounted for as derivative transactions, they would have resulted in a net unrealized loss to us of $22.2 million at December 31, 2001. We have also recorded as "other assets" and "cost of sales" $8.4 million in cash that the Colorado River Commission has collected in the form of premiums (related to options that expired prior to December 31, 2001) that are attributable to the Approved Derivatives ($0.3 million) and to the Disputed Derivatives ($8.1 million). We believe the Colorado River Commission is obligated to allocate that amount to the reduction of power costs at our Henderson facility during 2002.

         If it is determined that we must satisfy the contractual obligations relating to the Disputed Derivatives and the Rejected Derivatives, our failure or inability to mitigate them may result in our having to significantly restructure our indebtedness, of which there can be no assurance and which currently would be unlikely, or having to seek protection under Chapter 11 of the U.S. Bankruptcy Code and under Canada's Companies Creditors' Arrangement Act. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk - Market Risk Relating to Electricity Derivatives" in Part II of this report.

         In connection with providing electricity to our Henderson facility, the Colorado River Commission could also require us to provide a collateral deposit to secure our obligations to the Colorado River Commission. If the Colorado River Commission were to impose a high collateral deposit on us, we might have difficulty in satisfying the requirement. If we were unable to satisfy a collateral requirement, the Colorado River Commission might cease to provide supplemental power to our Henderson facility and we would not be able to operate the facility.

         The information set forth above with respect to the derivative contracts provides an incomplete analysis of current and future electric power costs relating to our Henderson facility, since long-term hydropower contracts allow us to purchase at favorable rates approximately 50% of our Henderson facility's power requirements. Since the contracts are not derivatives and the power purchased under the contracts cannot be resold by us at market rates, the fair market value of the hydropower contracts has not been recorded by us in our 2001 financial statements. However, employing the same valuation methodology to the hydropower contracts as to the derivatives, the contracts would have a value to us of approximately $49.1 million at December 31, 2001.

ACCOUNTING MATTERS AND RECENT DISPOSITIONS

         We have applied fresh start accounting to our consolidated balance sheet as of December 31, 2001 in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under Bankruptcy Code" ("SOP 90-7"). Under fresh start accounting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date fresh start accounting is applied. See Note 4 to our consolidated financial statements, which, together with the notes related to these statements, we refer to in this report as our "consolidated financial statements." Prior to our emergence from bankruptcy we had net losses during each of the past five fiscal years. These losses were attributable to a number of factors, including cyclically low market prices for our products in 1999, the write-off of deferred tax assets, high energy costs, restructuring costs, unrealized losses on derivative contracts relating to the purchase of energy at our Henderson facility, and debt service costs. A return to profitability depends in part on the successful implementation of the reorganization plan, the outcome of disputes regarding certain derivative contracts that are discussed above, and other events beyond our control, including competition and market prices.

         In August 2000 we completed the disposition of substantially all of the assets of two of our former operating subsidiaries, KNA California, Inc. (formerly known as Kemwater North America Company and which we refer to as KNA) and KWT, Inc. (which we refer to as KWT and together with KNA, as Kemwater). Kemwater manufactured and supplied polyaluminum chlorides to certain potable and waste water markets in the United States. The products were used primarily to remove solids from waste water streams and to control hydrogen sulfide emissions. Kemwater also manufactured and marketed aluminum sulfate to the waste water and pulp and paper industries. No material gain or loss was recognized upon completion of the sale of the Kemwater assets in 2000. Also in 2000, $0.9 million was recorded in asset impairment and other charges relating to the disposition of Kemwater's alum coagulant business at Antioch, California. In early 1999, Kemwater sold its iron chlorides business, which was located in the western United States. This disposition resulted in a loss of approximately $0.9 million.

PRODUCTION, PRICING AND MARKETING

         The production of chlor-alkali products principally requires salt, electricity and water as raw materials. In 2001, approximately 21% of our variable cost of production was attributable to our salt requirements and 64% of our variable cost of production was attributable to our power requirements. The amounts expended for salt and power, as a percentage of our variable cost of production, have generally averaged 23% and 64%, respectively, for the last three years. Our salt supplies are provided under long-term contracts and adequate water supplies are available at each of our operating locations.

         Energy costs comprise the largest component of the raw material costs associated with producing chlor-alkali products. During 2001, our costs for power decreased $10 million from 2000 while our power costs in 2000 were $18 million higher than in 1999. We procure most of our energy requirements from sources that rely on hydropower or natural gas as resources.

         Electric power supplies for our Henderson facility are provided by the Colorado River Commission under both a supplemental supply contract (under which the disputes described above have arisen) and a separate contract that provides access to federal hydropower at below-market rates. The federal hydropower contract provides approximately 50% of our Henderson facility's electricity requirements. Variations in the cost of the supplemental power necessary at our Henderson facility can have a material impact on that facility's cost structure, aside from the effect of costs attributable to derivatives contracts. Electric power for our Becancour and Dalhousie facilities are provided under public utility tariffs that are based to a substantial extent on low-cost hydropower resources, which enables us to procure electricity at economical rates. The St. Gabriel facility, like many in the industry, uses electricity under a public utility tariff that is based primarily on natural gas resources and which is typically higher cost than electricity provided under contracts which rely on hydropower sources. Because all of the power requirements for our four chlor-alkali facilities, other than the power procured through the supplemental supply contract for our Henderson facility, are procured in regulated markets, our cost for power is primarily determined based on the underlying cost of producing such power (as opposed to market rate pricing). As a result, our facilities that procure power from sources that rely on hydropower are generally able to obtain power at favorable rates which are relatively stable over time. Our facilities that procure power from sources that rely on natural gas generally experience higher rates than for hydropower as prices are based on the underlying price of natural gas. Poor chlor-alkali market conditions and historically high power costs in the Pacific Northwest which resulted, in part, from California's recent deregulation and a severe drought led us to curtail production operations by 50% at the Tacoma plant in March 2001 and to idle the remaining chlor-alkali production at Tacoma in March 2002. Higher energy prices in connection with California's recent deregulation also increased our energy costs under our supplemental supply contract for our Henderson facility.

         Production rates for chlorine and caustic soda are generally set based upon demand for chlorine, because storage capacity for chlorine is both limited and expensive. When demand for chlorine is high and operational capacity is expanded accordingly, an increase in the supply of both chlorine and caustic soda occurs since chlorine and caustic soda are produced in a fixed ratio. The price of caustic soda is depressed as there is insufficient demand for the increased supply. This imbalance may have the short-term effect of limiting our operating profits as improving margins in chlorine may be offset by declining margins in caustic soda.

         When demand for chlorine declines to a level below plant operational capacity and available storage is filled, production operations must be curtailed, even if demand for caustic soda has increased. This imbalance may also have the short-term effect of limiting our operating profits as improving margins in caustic soda may be offset by both declining margins in chlorine and the reduced production of both products. We currently lease a fleet of approximately 2,200 rail cars for the distribution of chlorine, caustic soda, hydrochloric acid and calcium chloride. These cars can, under certain circumstances, be used to provide additional storage capacity.

         Chlorine and caustic soda are commodity chemicals that we typically sell under contracts to customers in the United States and Canada, although we occasionally export an immaterial amount of caustic soda on a spot basis. These contracts contain pricing that is generally determined on a quarterly basis by mutual agreement. Because chlorine and caustic soda are commodity chemicals and our contracts typically contain "meet or release clauses" that allow the customer to terminate the contract if we do not meet a better price obtained by the customer from a competitor for the product, price is the principal method of competition. The chlorine and caustic soda markets have been, and are likely to continue to be, cyclical. Periods of high demand, high capacity utilization and increasing operating margins tend to result in new plant investments and increased production until supply exceeds demand, followed by a period of declining prices and declining capacity utilization until the cycle is repeated. See " - Risks - Our operating results could be negatively affected during economic downturns" below.

         In 2001 our average ECU netbacks (that is, prices adjusted to eliminate the product transportation element) were $336 compared to $327 in 2000 and $242 in 1999. However, chlorine demand decreased 10% from the prior year because of weak demand for chlorine derivatives caused by the worldwide economic slowdown which worsened as the year progressed. In response to falling demand, operating rates in the chlor-alkali industry were reduced. The resultant short supply of caustic soda supported its price until later in the year when its price also began to fall. By the second half of the year, caustic soda demand began to soften because of the recession and average ECU prices fell from $405 in the first quarter to $250 in the fourth quarter. Overall power costs, which had risen dramatically in 2000, decreased during 2001. Nevertheless, poor chlor-alkali market conditions and historically high power costs in the Pacific Northwest led us to curtail production operations by 50% at the Tacoma plant in March 2001 and to idle the remaining chlor-alkali production at Tacoma in March 2002. While we initiated several other cost-cutting and cash conservation initiatives to partially offset declining ECU prices, the cash flow affects of high energy costs in 2000 and low prices in 1999 depleted our liquidity, causing us to defer paying interest on our pre-petition senior secured debt and to begin negotiations to restructure our debt. We filed for bankruptcy court protection on July 31, 2001 and emerged as a restructured company on December 31, 2001, the effective date of our plan of reorganization.

TECHNOLOGY

         We utilize three different technologies in the production of chlor-alkali products through the electrolysis of brine: diaphragm cell technology, mercury cell technology and membrane cell technology. Diaphragm cell technology, which is used for approximately 60% of our production capacity, employs a coated titanium anode, a steel cathode and an asbestos or asbestos/polymer separator. While diaphragm cell technology consumes less power, it produces caustic soda with a relatively higher salt content that requires evaporation with steam to reach a commercial concentration. Mercury cell technology, which is used in approximately 32% of our production capacity, employs a coated titanium anode and flowing mercury as a cathode. Mercury cell technology produces higher purity caustic soda that does not require evaporation, but it consumes relatively more power and the mercury requires heightened handling and disposal practices. Membrane cell technology, which is used in approximately 9% of our production capacity and is generally the most efficient technology, employs a coated titanium anode, a nickel cathode and a fluorocarbon membrane separator. Membrane cell technology produces higher purity caustic soda, and its advantages include lower power consumption and low steam consumption. See Item 2 "Properties - Facilities" below for information regarding the use of these technologies by our chlor-alkali production facilities.

CUSTOMERS

         We typically sell to customers in the United States and Canada. Of our 2001 sales, we made approximately 37% to the pulp and paper industry, approximately 22% to the water treatment industry and approximately 10% to each of the organic and inorganic industries. In 2001 Vopak USA Inc., a chemical distributor, accounted for 5.2% of total revenues, but no other customer accounted for more than 5% of our total revenues. No customer accounted for more than 5% of our total revenues in 2000 or 1999. We rely heavily on repeat customers. Our management and dedicated sales personnel are responsible for developing and maintaining successful long-term relationships with key customers.

COMPETITION

         The chlor-alkali industry is highly competitive. Many of our competitors, including The Dow Chemical Company ("Dow"), Occidental Chemical Corporation ("OxyChem"), and PPG Industries, Inc., are larger and have greater financial resources than we do. There are also several regional companies that specialize in a smaller number of chemical products. Our ability to compete effectively depends on our ability to maintain competitive prices, to provide reliable and responsive service to our customers and to operate in a safe and environmentally responsible manner. Our cost structure is also a factor in determining whether we can compete effectively. While a significant portion of our business is based upon widely available technology, the difficulty in obtaining permits for the production of chlor-alkali and chlor-alkali related products may be a barrier to entry.

         North America represents approximately 29% of world chlor-alkali annual production capacity, with approximately 16.8 million tons of chlorine and 18.5 million tons of caustic soda production capacity. OxyChem and Dow are the two largest chlor-alkali producers in North America, together representing approximately 51% of North American capacity. The remaining capacity is held by approximately 20 companies. Approximately 72% of North American chlor-alkali capacity is located on the Gulf Coast. We believe that our chlor-alkali capacity represents approximately 5% of total North American production capacity. The chlorine and caustic soda currently produced at our Henderson facility provides a significant source of supply for the West Coast region, where we believe that we are the largest supplier of chlorine and bleach for water treatment purposes. We believe our strong regional presence in eastern Canada and the western United States has enhanced the competitiveness of our operations.

         Our St. Gabriel and Dalhousie facilities use a mercury cell production process that yields premium grade, low-salt caustic soda, a niche product that is required for certain end-uses and as a result can command premium prices. A nine-mile-long pipeline that we own is used to transport chlorine to certain customers served by the St. Gabriel facility, and a customer with a plant adjacent to the facility is also served by a pipeline connection. The resulting advantage in transportation costs also distinguishes us from our competitors.

ENVIRONMENTAL REGULATION - U.S.

         General. Various federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, affect our operations and costs. In particular, our activities in connection with the production of chlor-alkali and chlor-alkali related products are subject to stringent environmental regulation. As with the industry generally, compliance with existing and anticipated regulations increases our overall cost of business. Areas affected include capital costs to construct, maintain and upgrade equipment and facilities. While these regulations affect our capital expenditures and earnings, we believe that these regulations do not affect our competitive position in that the operations of our competitors that comply with such regulations are similarly affected. Environmental regulations have historically been subject to frequent change by regulatory authorities, and we are unable to predict the ongoing cost to us of complying with these laws and regulations or the future impact of such regulations on our operations. Violation of federal or state environmental laws, regulations and permits can result in the imposition of significant civil and criminal penalties, injunctions and construction bans or delays. A discharge of chlorine or other hazardous substances into the environment could, to the extent such event is not insured, subject us to substantial expense, including both the cost to comply with applicable regulations and claims by neighboring landowners and other third parties for personal injury and property damage.

         Air Emissions. Our U.S. operations are subject to the Federal Clean Air Act and comparable state and local statutes. We believe that our operations are in substantial compliance with these statutes in all states in which we operate.

         Amendments to the Federal Clean Air Act enacted in late 1990 (the "1990 Federal Clean Air Act Amendments") require or will require most industrial operations in the U.S. to incur capital expenditures in order to meet air emission control standards developed by the Environmental Protection Agency (the "EPA") and state environmental agencies. Among the requirements that are potentially applicable to us are those that require the EPA to establish hazardous air pollutant emissions and minimum achievable control technology requirements for chlorine production facilities. Although we can give no assurances, we believe implementation of the 1990 Federal Clean Air Act Amendments will not have a material adverse effect on our financial condition or results of operations.

         Most of our plants manufacture or use chlorine, which is in gaseous form if released into the air. Chlorine gas in relatively low concentrations can irritate the eyes, nose and skin and in large quantities or high concentrations can cause permanent injury or death. From 1999 to date, there have been minor releases at our plants, none of which has had any known impact on human health or the environment. Those releases were controlled by plant personnel, and there were no material claims against us as a result of those incidents. We maintain systems to detect emissions of chlorine at our plants, and the St. Gabriel and Henderson facilities are members of their local industrial emergency response networks. We believe that our insurance coverage is adequate with respect to costs that might be incurred in connection with any future release, although there can be no assurance that we will not incur substantial expenditures that are not covered by insurance if a major release does occur in the future.

         Water. The Federal Water Pollution Control Act of 1972 ("FWPCA") imposes restrictions and strict controls regarding the discharge of pollutants into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters. The FWPCA imposes substantial potential liability for the costs of removal, remediation and damages. We maintain waste water discharge permits for many of our facilities pursuant to the FWPCA and comparable state laws. Where required, we have also applied for permits to discharge stormwater under such laws. We believe that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on our financial condition or results of operations.

         Some states maintain groundwater and surfacewater protection programs that require permits for discharges or operations that may impact groundwater or surfacewater conditions. The requirements of these laws vary and are generally implemented through a state regulatory agency. These water protection programs typically require site discharge permits, spill notification and prevention and corrective action plans. In addition, at several of our facilities, we are in the process of replacing or closing ponds used for the collection of wastewater. We plan to spend approximately $3.0 million during the next three years on improvements to discontinue the use of three chlor-alkali waste water disposal ponds at our Henderson facility, replacing them with systems to recycle wastewater.

         Solid Waste. We generate non-hazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA is considering the adoption of stricter disposal standards for non-hazardous wastes. RCRA also governs the disposal of hazardous wastes. We are not currently required to comply with a substantial portion of RCRA's requirements because many of our operations generate minimal quantities of hazardous wastes. However, it is possible that additional wastes, which could include wastes currently generated during operations, will in the future be designated as "hazardous wastes." Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Such changes in the regulations could result in additional capital expenditures or operating expenses.

         The EPA has adopted regulations banning the land disposal of certain hazardous wastes unless the wastes meet defined treatment or disposal standards. Our disposal costs could increase substantially if our present disposal sites become unavailable due to capacity or regulatory restrictions. We presently believe, however, that our current disposal arrangements will allow us to continue to dispose of land-banned wastes with no material adverse effect on us.

         Hazardous Substances. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we may generate waste that falls within CERCLA's definition of a "hazardous substance." We may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which such hazardous substances have been disposed of or released into the environment.

         We currently own or lease, and have in the past owned or leased, properties at which hazardous substances have been or are being handled. Although we have utilized operating and disposal practices that were standard in the industry at the time, hazardous substances may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination. However, no investigations or remedial activities are currently being conducted under CERCLA by third parties at any of our facilities, with the exception of the former Tacoma chlor-alkali facility, where the activities are covered by an indemnity from the previous owner. Such activities are being carried out at certain facilities under the other statutory authorities discussed above pursuant to provisions of indemnification agreements protecting us from liability.

         Environmental Remediation. Contamination resulting from spills of hazardous substances is not unusual within the chemical manufacturing industry. Historic spills and past operating practices have resulted in soil and groundwater contamination at several of our facilities and at certain sites where operations have been discontinued. We are currently addressing soil and/or groundwater contamination at several sites through assessment, monitoring and remediation programs with oversight by the applicable state agency. In some cases, we are conducting this work under administrative orders. We believe that adequate accruals have been established to address all known remedial obligations. In the aggregate, we have estimated that the total liability for addressing these sites is approximately $12 million although there can be no guarantee that the actual remedial costs or associated liabilities will not exceed this amount. At some of these locations, the regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources. We could be required to incur additional costs to construct and operate remediation systems in the future.

         OSHA. We are also subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that certain information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our operations are in substantial compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances.

ENVIRONMENTAL LAWS - CANADA

         General. Our Canadian facilities are governed by federal environmental laws administered by Environment Canada and by provincial environmental laws enforced by administrative agencies. Many of these laws are comparable to the U.S. laws described above. In particular, the Canadian environmental laws generally provide for control and/or prohibition of pollution, for the issuance of certificates of authority or certificates of authorization which permit the operation of regulated facilities and prescribe limits on the discharge of pollutants, and for penalties for the failure to comply with applicable laws. These laws include the substantive areas of air pollution, water pollution, solid and hazardous waste generation and disposal, toxic substances, petroleum storage tanks, protection of surface and subsurface waters, and protection of other natural resources. However, there is no Canadian law similar to CERCLA that would make a company liable for legal off-site disposal.

         The Canadian Environmental Protection Act (the "CEPA") is the primary federal statute which governs environmental matters throughout the provinces. The federal Fisheries Act is the principal federal water pollution control statute. This law would apply in the event of a spill of caustic soda or another deleterious substance that adversely impacts marine life in a waterway. The Becancour, Dalhousie and Cornwall facilities are all adjacent to major waterways and are therefore subject to the requirements of this statute. The Chlor-Alkali Mercury Release Regulations and the Chlor-Alkali Mercury Liquid Effluent Regulations, adopted under the CEPA, regulate the operation of the Dalhousie facility. In particular, these regulations provide for the quantity of mercury a chlor-alkali plant may release into the ambient air and the quantity of mercury that may be released with liquid effluent. We believe we have operated and are currently operating in compliance with these statutes.

         The primary provincial environmental laws include the Environmental Protection Act in the province of Ontario, the Quebec Environment Quality Act in Quebec and the Clean Environment Act in New Brunswick. In general, each of these acts regulates the discharge of a contaminant into the natural environment if such discharge causes or is likely to cause an adverse effect.

INDEMNITIES

         ZENECA Indemnity. Our Henderson facility is located within what is known as the "Black Mountain Industrial Park." Soil and groundwater contamination have been identified within and adjoining the Black Mountain Industrial Park, including land owned by us. A groundwater treatment system has been installed at the facility and, pursuant to a consent agreement with the Nevada Division of Environmental Protection, studies are being conducted to further evaluate soil and groundwater contamination at the facility and other properties within the Black Mountain Industrial Park and to determine whether additional remediation will be necessary with respect to our property.

         In connection with our 1988 acquisition of the St. Gabriel and Henderson facilities, the sellers agreed to indemnify us with respect to, among other things, certain environmental liabilities associated with historical operations at the Henderson site. ZENECA Delaware Holdings, Inc. and ZENECA, Inc. (collectively, the "ZENECA Companies") have assumed the indemnity obligations which benefit us. In general, we are indemnified against environmental costs which arise from or relate to pre-closing actions which involved disposal, discharge or release of materials resulting from the former agricultural chemical and other non-chlor-alkali manufacturing operations at the Henderson facility. The ZENECA Companies are also responsible for costs arising out of the pre-closing actions at the Black Mountain Industrial Park. Under the ZENECA Indemnity, we may only recover indemnified amounts for environmental work to the extent that such work is required to comply with environmental laws or is reasonably required to prevent an interruption in the production of chlor-alkali products. We are responsible for environmental costs relating to the chlor-alkali manufacturing operations at the Henderson facility, both pre- and post-acquisition, for certain actions taken without the ZENECA Companies' consent and for certain operation and maintenance costs of the groundwater treatment system at the facility.

         Payments for environmental liabilities under the ZENECA Indemnity, together with other non-environmental liabilities for which the ZENECA Companies agreed to indemnify us, are limited to approximately $65 million. To date we have been reimbursed for approximately $12 million of costs covered by the ZENECA Indemnity, but the ZENECA Companies may have directly incurred additional costs that would further reduce the total amount remaining under the ZENECA Indemnity. In 1994, we recorded a $3.2 million environmental reserve related to pre-closing actions at sites that are the responsibility of the ZENECA Companies. At the same time a receivable was recorded from the ZENECA Companies for the same amount. It is our policy to record such amounts when a liability can be reasonably estimated. In 2000, based on the results of a third-party environmental analysis, the $3.2 million environmental reserve and receivable were adjusted to the discounted future cash flows for estimated environmental remediation, which was $2 million. In the course of evaluating future cash flows upon emerging from bankruptcy, we determined that the timing of future cash flows for environmental work is uncertain and that those cash flows no longer qualify for discounting under generally accepted accounting principles. As a result, we no longer discount the environmental liabilities and related receivables, which are now recorded at their undiscounted amounts of $3.2 million at December 31, 2001.

         The ZENECA Indemnity continues to cover claims after the April 20, 1999 expiration of the term of the indemnity to the extent that, prior to the expiration of the indemnity, proper notice to the ZENECA Companies was given and either the ZENECA Companies have assumed control of such claims or we were contesting the legal requirements that gave rise to such claims, or had commenced removal, remedial or maintenance work with respect to such claims, or commenced an investigation which resulted in the commencement of such work within ninety days. Our management believes proper notice was provided to the ZENECA Companies with respect to outstanding claims under the ZENECA Indemnity, but the amount of such claims has not yet been determined given the ongoing nature of the environmental work at Henderson. We believe that the ZENECA Companies will continue to honor their obligations under the ZENECA Indemnity for claims properly presented by us. It is possible, however, that disputes could arise between the parties concerning the effect of contractual language and that we would have to subject our claims for cleanup expenses, which could be substantial, to the contractually-established arbitration process.

         PALLC Sellers' Indemnity. In connection with the 1995 transaction pursuant to which we acquired all of the outstanding common stock and other equity interests of a predecessor of PALLC from the holders of those interests (the "Sellers"), the Sellers agreed to indemnify us and our affiliates for certain environmental remediation obligations, arising prior to the closing date from or relating to certain plant sites or arising before or after the closing date with respect to certain environmental liabilities relating to certain properties and interests held by us for the benefit of the Sellers (the "Contingent Payment Properties"). Amounts payable in respect of such liabilities would generally be payable as follows: (i) out of specified reserves established on the predecessor's balance sheet at December 31, 1994; (ii) either by offset against the amounts payable under the $11.5 million in notes payable by us to the Sellers, or from amounts held in an account (the "Contingent Payment Account") established for the deposit of proceeds from the Contingent Payment Properties; and (iii) in certain circumstances and subject to specified limitations, out of the personal assets of the Sellers. To the extent that liabilities exceeded proceeds from the Contingent Payment Properties, we would be limited, for a ten-year period, principally to our rights of offset against the Sellers' notes to cover such liabilities.

         In 1999 disputes arose between us and the Sellers as to the proper scope of the indemnity. During June 2000, we effected an agreement with the Sellers, pursuant to which we, in exchange for cash and other consideration, relieved the Sellers from their environmental indemnity obligations and agreed to transfer to the Sellers the record title to the Contingent Payment Properties and the $0.8 million remaining cash balance in the Contingent Payment Account that we determined to be in excess of anticipated environmental liability. The cash balance in the Contingent Payment Account at the time of this transaction was $6.1 million. This cash balance was not previously reflected on our balance sheet since a right of setoff existed.

         A third-party environmental analysis that was performed on all of our sites subject to the indemnity provided the basis for the anticipated environmental liability. We then adjusted the remediation reserve on our balance sheet to the discounted future cash flows for estimated environmental remediation. As a result of the above transaction and the new environmental analysis, we reported a pre-tax gain of $1.8 million during the second quarter of 2000, which was reflected as a reduction of cost of sales. As indicated above, we are no longer discounting the environmental liabilities and related receivables, which are now recorded at their undiscounted amounts of $5.3 million at December 31, 2001.

         OCC Tacoma Indemnity. We acquired the chlor-alkali facility in Tacoma from OCC Tacoma, Inc. ("OCC Tacoma"), a subsidiary of OxyChem, in June 1997. In connection with the acquisition, OCC Tacoma agreed to indemnify us with respect to certain environmental matters, which indemnity is guaranteed by OxyChem. In general, OCC Tacoma has agreed to indemnify us against damages incurred for remediation of certain environmental conditions, for certain environmental violations caused by pre-closing operations at the site and for certain common law claims. The conditions subject to the indemnity are sites at which hazardous materials have been released prior to closing as a result of pre-closing operations at the site. In addition, OCC Tacoma has agreed to indemnify us for certain costs relating to releases of hazardous materials from pre-closing operations at the site into the Hylebos Waterway, site groundwater containing certain volatile organic compounds that must be remediated under an RCRA permit, and historical disposal areas on the embankment adjacent to the site for maximum periods of 24 or 30 years from the June 1997 acquisition date, depending upon the particular condition, after which we will have full responsibility for any remaining liabilities with respect to such conditions. OCC Tacoma may obtain an early expiration date for certain conditions by obtaining a discharge of liability or an approval letter from a governmental authority. Although there can be no assurance that presently anticipated remediation work will be completed prior to the expiration of the indemnity, or that additional remedial requirements will not be imposed thereafter, we believe that the residual liabilities, if any, can be managed in a manner that will not have a material adverse effect on us.

         OCC Tacoma has also agreed to indemnify us against certain other environmental conditions and environmental violations caused by pre-closing operations that are identified after the closing. Environmental conditions that are subject to formal agency action before June 2002 or to an administrative or court order before June 2007, and environmental violations that are subject to an administrative or court order before June 2002, will be covered by the indemnity up to certain dollar amounts and time limits. We have agreed to indemnify OCC Tacoma for environmental conditions and environmental violations identified after the closing if (i) an order or agency action is not imposed within the relevant time frames or (ii) applicable expiration dates or dollar limits are reached. As of December 31, 2001, no orders or agency actions had been imposed.

         The EPA has recently advised OCC Tacoma and us that we have been named as a "potentially responsible party" in connection with the remediation of the Hylebos Waterway in Tacoma, by virtue of our current ownership of the Tacoma site. The state Department of Ecology recently notified OCC Tacoma and us of its concern regarding high pH groundwater in the Hylebos Waterway embankment area and has requested additional studies. OCC Tacoma has acknowledged its obligation to indemnify us against liability with respect to the remediation activities, subject to the limitations included in the indemnity agreement. We have reviewed the time frames currently estimated for remediation of the known environmental conditions associated with the plant and adjacent areas, including the Hylebos Waterway, and we presently believe that we will have no material liability upon the termination of OCC Tacoma's indemnity. However, the OCC Tacoma indemnity is subject to limitations as to dollar amount and duration, as well as certain other conditions, and there can be no assurance that such indemnity will be adequate to protect us, that remediation will proceed on the present schedule, that it will involve the presently anticipated remedial methods, or that unanticipated conditions will not be identified. If these or other changes occur, we could incur a material liability for which we are not insured or indemnified.

         PCI Canada Acquisition Indemnity. In connection with our acquisition of the assets of PCI Canada in 1997, Imperial Chemical Industrials PLC ("ICI") and certain of its affiliates (together the "ICI Indemnitors") agreed to indemnify us for certain liabilities associated with environmental matters arising from pre-closing operations of the Canadian facilities. In particular, the ICI Indemnitors have agreed to retain unlimited responsibility for environmental liabilities associated with the Cornwall site, liabilities arising out of the discharge of contaminants into rivers and marine sediments and liabilities arising out of off-site disposal sites. The ICI Indemnitors are also subject to a general environmental indemnity for other pre-closing environmental matters. This general indemnity will terminate on October 31, 2007, and is subject to a limit of $25 million (Cdn). We may not recover under the environmental indemnity until we have incurred cumulative costs of $1 million (Cdn), at which point we may recover costs in excess of $1 million (Cdn). As of December 31, 2001, we had incurred no cumulative costs towards the $25 million (Cdn) indemnity.

         With respect to the Becancour and Dalhousie facilities, the ICI Indemnitors have agreed to be responsible under the general environmental indemnity for 100% of the costs incurred in the first five years after October 31, 1997 and for a decreasing percentage of such costs incurred in the following five years. Thereafter, we will be responsible for environmental liabilities at such facilities (other than liabilities arising out of the discharge of contaminants into rivers and marine sediments and liabilities arising out of off-site disposal sites). We have agreed to indemnify ICI for environmental liabilities arising out of post-closing operations and for liabilities arising out of pre-closing operations for which we are not indemnified by the ICI Indemnitors.

         We believe that the indemnity provided by ICI will be adequate to address the known environmental liabilities at the acquired facilities, and that residual liabilities, if any, incurred by us will not be material.

RISKS

Our operating results could be negatively affected during economic downturns.

         The businesses of most of our customers are, to varying degrees, cyclical and have historically experienced periodic downturns. These economic and industry downturns have been characterized by diminished product demand, excess manufacturing capacity and, in most cases, lower average selling prices. Therefore, any significant downturn in our customers' markets or in global economic conditions could result in a reduction in demand for our products and could adversely affect our results of operations and financial condition. As a result of the depressed economic conditions beginning in the fourth quarter of 2000 and continuing throughout 2001 and into 2002, our vinyls, urethanes and pulp and paper customers have had lower demand for our chlor-alkali products. This lower demand has materially adversely affected our business and results of operations.

         Although we sell only a small percentage of our products directly to customers abroad, a large part of our financial performance is dependent upon economies beyond the United States. Our customers sell their products abroad and caustic soda is often imported from overseas when market conditions make it economical to do so. As a result, our business is affected by general economic conditions and other factors beyond the United States, including fluctuations in interest rates, market demand, labor costs and other factors beyond our control. The demand for our customers' products, and therefore, our products, as well as the domestic supply of caustic soda, is directly affected by such fluctuations. There can be no assurance that events having a material adverse effect on the industry in which we operate will not occur or continue, such as a further downturn in the world economies, increases in interest rates, unfavorable currency fluctuations or a prolonged slowdown in the industries which consume our chlor-alkali products.

Our profitability could be reduced by declines in average selling prices.

         Our historical operating results reflect the cyclical and sometimes transitory nature of the chemical industry. We experience cycles of fluctuating supply and demand in our chlor-alkali products business, which result in changes in selling prices. Periods of high demand, tight supply and increasing operating margins tend to result in increased capacity and production until supply exceeds demand, generally followed by periods of oversupply and declining prices. For example, in 1995 and 1996, the chlor-alkali industry was very profitable due to a tight supply/demand balance, which resulted in both higher operating rates and higher ECU prices. Higher profits led to reinvestment to expand capacity. This new capacity became operational in 1998 and 1999, resulting in industry over-capacity. This imbalance was exacerbated by falling demand as a result of the Asian financial crisis. The supply/demand imbalance resulted in both lower operating rates and lower ECU prices, and in 1999, many chlor-alkali producers had operating losses. The supply/demand balance improved due to improved economic conditions in 2000 compared to 1999, and ECU prices increased in 2000 compared to 1999. As the U.S. and world economies deteriorated in 2001 and early 2002, the chlor-alkali industry again is experiencing a period of oversupply because of lower industry demand for both chlorine and caustic soda.

         Moreover, when demand for chlorine is high and operational capacity is expanded accordingly, an increase in the supply of both chlorine and caustic soda occurs since chlorine and caustic soda are produced in a fixed ratio. In that event the price of caustic soda is depressed as there is insufficient demand for the increased supply. This imbalance may have the short-term effect of limiting our operating profits as improving margins in chlorine may be offset by declining margins in caustic soda. When demand for chlorine declines to a level below plant operational capacity and available storage is filled, production operations must be curtailed, even if demand for caustic soda has increased. This imbalance may also have the short-term effect of limiting our operating profits as improving margins in caustic soda may be offset by both declining margins in chlorine and the reduced production of both products. When substantial imbalances occur, we will often face reduced prices or take actions that could have a material adverse effect on our results of operations and financial condition.

         Most of our customers consider price one of the most significant factors when choosing among the various suppliers of chlor-alkali products. We have limited ability to influence prices in this large commodity market. Decreases in the average selling prices of our products could have a material adverse effect on our profitability. While we strive to maintain or increase our profitability by reducing costs through improving production efficiency, emphasizing higher margin products, and by controlling selling and administration expenses, we cannot provide any assurance that these efforts will be sufficient to offset fully the effect of changes in pricing on operating results.

         Because of the cyclical nature of our business, we cannot provide any assurance that pricing or profitability in the future will be comparable to any particular historical period. We cannot provide any assurance that the chlor-alkali industry will not experience adverse trends in the future, or that our operating results and/or financial condition will not be materially adversely affected by them.

Higher energy prices can impair our ability to produce chlor-alkali products economically and adversely impact our results of operations.

         Energy costs comprise the largest component of the raw material costs associated with producing chlor-alkali products. As a result, and because we have limited ability to influence pricing, increases in the cost of energy can materially adversely affect our results of operations and may cause our production of chlor-alkali products to become uneconomical. Increases in natural gas prices increase our cost of operations at our facilities which procure their power from sources which rely on natural gas to generate power. Likewise, drought conditions can have the effect of increasing the price that our facilities must pay to procure power from sources which rely on hydropower to produce energy, and drought conditions or other factors that decrease the availability of hydropower may cause us to have to purchase power from other, more expensive sources. Previously the staff of the Colorado River Commission has suggested that a collateral deposit may be required to secure our obligations to the Colorado River Commission. Such obligations could be prohibitively expensive. If the Colorado River Commission were to impose a high collateral deposit on us, we might have difficulty in satisfying the requirement. If we were unable to satisfy a collateral requirement, the Colorado River Commission might cease to provide supplemental power to our Henderson facility and we would not be able to operate the facility. To the extent our competitors are able to secure less expensive power than we are due to their geographic location or otherwise, we will be unable to compete economically with them in terms of price. We are unable to predict the future impact that energy prices may have on the results of our operations. See " - Production, Pricing and Marketing" above.

The restrictive terms of our indebtedness may limit our ability to grow and compete and prevent us from fulfilling our obligations under our indebtedness.

         As of December 31, 2001, we had approximately $206.7 million of indebtedness for borrowed money outstanding, which includes $6.7 million of debtor-in-possession financing which was repaid from advances under our Revolver shortly after our emergence from bankruptcy, and excludes $5.9 million of other notes outstanding at December 31, 2001. On that date our indebtedness represented 95% of our total capitalization. The total commitment of $30 million under our Revolver is subject to a borrowing base limitation, which on March 31, 2002, was $21.0 million, and is further reduced by our outstanding letters of credit, which on March 31, 2002, were outstanding in an amount of $4.7 million. As of March 31, 2002, we had $5.3 million of outstanding borrowings under the Revolver. Our operating flexibility is limited by covenants contained in our debt instruments, including our Senior Notes and Revolver, which limit our ability to incur additional indebtedness, prepay or modify debt instruments, create additional liens upon assets, guarantee any obligations, sell assets and make dividend payments. Our compliance with the covenants contained in our debt instruments could materially adversely affect our financial condition, limit our ability to grow and compete and prevent us from fulfilling our obligations under those debt instruments.

         Prior to the amendment to our Revolver discussed below (which amendment changed, among other things, the method for calculating EBITDA), our Revolver required us to generate a specified amount of EBITDA during each calendar quarter. We cannot make any assurance that we will generate the necessary level of earnings each calendar quarter, and our failure to do so would constitute a default under the Revolver and a cross-default under our Senior Notes and have a material adverse effect on our business, financial condition and results of operations. A default under our Revolver, which would also constitute a default under our Senior Notes, would give the lender under the Revolver and the holders of the Senior Notes the right to cause the acceleration of all indebtedness outstanding thereunder. This would cause us to suffer a rapid loss of liquidity and we would lose the ability to operate on a day-to-day basis. In addition, the lender under our Revolver may refuse to make further advances if a material adverse change in our business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise) has occurred. During March 2002, the lender under our Revolver advised us that it believed that a material adverse change had occurred, although it continued to fund loans under the Revolver.

         The lender has now rescinded the effect of its notice of a material adverse change that may have occurred, and extended the deadline for the provision of financial statements for the year ended December 31, 2001 for which we were not in compliance. In connection with the waiver, we have amended the Revolver to (i) revise the definition of EBITDA to exclude the effects of changes in the fair value of derivative instruments (as so adjusted, "Adjusted EBITDA"), (ii) eliminate the availability of interest rates based on LIBOR and
(iii) replace the previously applicable margin over the prime rate (the "Previous Rate") with the Previous Rate plus 2.25% for all loans that are and will be outstanding under the Revolver. We paid a forbearance fee of $250,000 in connection with the foregoing waiver and amendment. Also in connection with the foregoing waiver and amendment, we agreed with our lender to further amend the terms of the Revolver to revise the Adjusted EBITDA covenant (which currently contains the same levels of required EBITDA as the original Revolver) to take into account our current expectations for the amount of Adjusted EBITDA that will be generated during 2002 as agreed to by the lender and to add such other financial covenants to the Revolver as our lender deems necessary to monitor our performance in meeting such projections. Our failure to effect the additional amendment to the Revolver by May 10, 2002 will constitute a default under the Revolver and a cross-default under the Senior Notes unless agreed otherwise by our lender. If conditions constituting a material adverse change are determined to have occurred in the future and our lender exercises its rights under the Revolver and refuses to make further advances, our customer receipts will be applied to our borrowings under the Revolver without our having the ability to reborrow. This would cause us to suffer a rapid loss of liquidity and we would lose the ability to operate on a day-to-day basis. If either of the foregoing circumstances occurs, we would be required to refinance, restructure or reorganize all or a portion of our indebtedness, sell assets, obtain additional debt or equity financing or take other actions, including seeking protection under Chapter 11 of the U.S. Bankruptcy Code and under Canada's Companies Creditors' Arrangement Act.

         If we are unable to effect the proposed amendment to the Revolver, or generate the required amount of Adjusted EBITDA in the future, we cannot predict the actions, if any, of the lender under our Revolver, the holders of the Senior Notes and our trade creditors in response to our financial condition or the outcome of any of the actions which we may need to take in response to such actions. See " - Recent Developments and Liquidity Issues" above and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - After Effectiveness of Reorganization" in Part II of this report.

Our ability to generate cash depends on many factors beyond our control. We may not be able to generate sufficient cash to service our debt, which may require us to refinance our indebtedness on less favorable terms or default on our scheduled debt payments.

         Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt depends on a range of economic, competitive and business factors, many of which are outside our control. We cannot provide any assurance that our business will generate sufficient cash flow from operations. If we are unable to meet our expenses and debt obligations, we may need to refinance all or a portion of our indebtedness, sell assets or raise equity. We cannot provide any assurance that we would be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our debt obligations. See " - Recent Developments and Liquidity Issues" above and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - After Effectiveness of Reorganization" in Part II of this report.

We have exposure to potential losses with respect to derivative transactions that could cause us to have to substantially restructure our debt or otherwise seek relief from creditors.

         We are currently disputing the Colorado River Commission's contention that the Disputed Derivatives, consisting of derivative positions with a net liability at December 31, 2001, of $100.5 million, are our responsibility, and we are also contesting the Colorado River Commission's assertion that the Rejected Derivatives, consisting of derivative positions with a net liability at December 31, 2001, of $38.4 million, are our responsibility. The derivative positions consist of contracts for the forward purchase and sale of electricity as well as options that have been purchased or written for electric power and which purportedly relate to the supply of electric power to our Henderson chlor-alkali facility. The outcome of the dispute is in doubt, although we have recorded the $100.5 million of net unrealized loss relating to the Disputed Derivatives, along with the $10.3 million of additional net unrealized loss relating to the Approved Derivatives, which are not in dispute. We have not recorded the additional $38.4 million of net unrealized loss as of December 31, 2001 that relates to the Rejected Derivatives despite the Colorado River Commission's contention that such charges are our responsibility because the Colorado River Commission has not provided us any documentation of our relationship to those contracts.

         We believe the Colorado River Commission is obligated to apply the $8.4 million of cash received in connection with options that expired in 2001 as a reduction of power costs at our Henderson facility during 2002. However, based on December 31, 2001 projections of future energy prices, the derivative positions recorded by us that mature during 2003 and later years would have a material adverse effect on our cash flow and could cause a default under our Senior Secured Debt. While the amount of any actual cash flow effect from the derivative positions will be determined by electricity prices at the time, based on future price estimates as of December 31, 2001, the effect during the years from 2003 to 2006 could range from $24.4 million in 2003 to as high as $34 million in 2005. If it is determined that we must satisfy the related contractual obligations, the failure or inability to mitigate them could, depending on future business conditions, result in our having to significantly restructure our indebtedness, of which there can be no assurance and which currently would be unlikely, or having to seek protection under Chapter 11 of the U.S. Bankruptcy Code and under Canada's Companies Creditors' Arrangement Act.

Uncertainty regarding our financial condition may adversely impact our relationship with our trade creditors and our customers.

         Due to our recent emergence from bankruptcy, the prevailing market conditions and other business factors, the uncertainty of our financial condition could cause our suppliers and customers to do business with us only on terms that are more burdensome than those that characterize our current relationship or they may decide to curtail our current business relationship with them. As a result, we could face liquidity issues which could adversely affect our results of operations. There can be no assurances with respect to any actions that our trade creditors, competitors or customers might take in this regard.

We face competition from other chemical companies, which could adversely affect our revenues and financial condition.

         The chlor-alkali industry in which we operate is highly competitive. We encounter competition in price, delivery, service, performance, and product recognition and quality, depending on the product involved. Many of our competitors are larger, have greater financial resources and have less debt than we do. Among our competitors are two of the world's largest chemical companies, OxyChem and Dow. Because of their greater financial resources, these companies may be better able to withstand severe price competition and volatile market conditions. If we do not compete successfully, our business, financial condition and results of operations could be materially adversely affected. See " - Competition" above.

We have ongoing environmental costs, which could have a material adverse effect on our financial condition.

         The nature of our operations and products, including the raw materials we handle, exposes us to a risk of liabilities or claims with respect to environmental matters. We have incurred, and will continue to incur, significant costs and capital expenditures in complying with these environmental laws and regulations.

         The ultimate costs and timing of environmental liabilities are difficult to predict. Liability under environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. One liable party could be held responsible for all costs at a site, regardless of fault, percentage of contribution to the site or the legality of the original disposal. We could incur significant costs, including cleanup costs, natural resources damages, civil or criminal fines and sanctions and third-party claims, as a result of past or future violations of, or liabilities under, environmental laws. In addition, future events, such as changes to or more rigorous enforcement of environmental laws, could require us to make additional expenditures, modify or curtail our operations and/or install pollution control equipment. See " - Environmental Regulation - U.S." and " - Environmental Laws - Canada" above and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this report.

         We are entitled to be indemnified by various third parties for particular environmental costs and liabilities associated with real property sold to us by those third parties. We could incur significant costs upon the inadequacy of the coverage limits or termination or expiration of one or more of these indemnification agreements, or if an indemnifying party is unable to fulfill its obligation to indemnify us. See " - Indemnities" above.

Our facilities are subject to operating hazards, which may disrupt our business.

         We are dependent upon the continued safe operation of our production facilities. Our production facilities are subject to hazards associated with the manufacture, handling, storage and transportation of chemical materials and products, including leaks and ruptures, chemical spills or releases, pollution, explosions, fires, inclement weather, natural disasters, unscheduled downtime and environmental hazards. From time to time in the past, incidents have occurred at our plants, including particularly hazardous chlorine releases, that have temporarily shut down or otherwise disrupted our manufacturing, causing production delays and resulting in liability for injuries, although no such incident has occurred since we acquired the chlor-alkali business in 1995. Our operating and safety procedures are consistent with those established by the chemical industry as well as those recommended or required by federal, state and local governmental authorities. However, we cannot provide any assurance that we will not experience these types of incidents in the future or that these incidents will not result in production delays or otherwise have a material adverse effect on our business, financial condition or results of operations.

         We maintain general liability insurance and property and business interruption insurance with coverage limits we believe are adequate. However, because of the nature of industry hazards, we cannot provide any assurance that liabilities for pollution and other damages arising from a major occurrence will not exceed insurance coverage or policy limits or that adequate insurance will be available at reasonable rates in the future.

Availability of our operating loss carryforward may be limited by the Internal Revenue Code.

         We have an available net operating loss carryforward for income tax reporting purposes, which may be available for offset against future federal taxable income if generated during the carryforward period. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital

Resources - Before Effectiveness of Reorganization - Net Operating Loss Carryforward" in Part II of this report. Tax benefits arising from net operating loss carryforwards may be limited by the Internal Revenue Code and may not be available. If challenged by the Internal Revenue Service, we may not be able to present sufficient proof of our right to take advantage of these tax benefits, which would result in substantial restrictions of our ability to offset our net operating loss carryforwards against our future federal taxable income and adversely affect our after-tax cash flow.

We are dependent upon a limited number of key suppliers.

         The production of chlor-alkali products principally requires electricity, salt and water as raw materials, and if the supply of such materials were limited or a significant supplier were unable to meet its obligations under our current supply arrangements, we could be forced to incur increased costs which could have a material adverse effect on our financial condition, results of operation or cash flows.

EMPLOYEES

         As of December 31, 2001, we had 806 employees. Since that date, reductions resulting from the idling of the Tacoma plant and other personnel consolidations have reduced our workforce to 708 employees. Eighty-eight of our employees at the Henderson, Nevada plant are covered by collective bargaining agreements with the United Steelworkers of America and with the International Association of Machinists and Aerospace Workers that are in effect until March 13, 2004. At our Becancour facility, 139 employees are covered by collective bargaining agreements with the Energy and Paper Workers Union that are in effect until April 30, 2006, and 34 employees at our Cornwall facility are represented by the United Steelworkers Union, with a collective bargaining agreement that expires on October 31, 2002. Forty-seven of our employees at the Dalhousie, New Brunswick plant are covered by a collective bargaining agreement with the Communication, Energy and Paperworkers Union of Canada that is in effect until May 2007. Nine employees at our Tacoma bleach facility are covered by a collective bargaining agreement with the Teamsters Union that is in effect until December 1, 2002. Our employees at other production facilities are not covered by union contracts or collective bargaining agreements. We consider our relationship with our employees to be satisfactory and we have not experienced any strikes or work stoppages.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

         For financial information about our geographic areas of operation, please see the table in Note 15 of our consolidated financial statements, which presents revenues attributable to each of our geographic areas for the years ended December 31, 2001, 2000 and 1999 and assets attributable to each of our geographic areas as of December 31, 2001 and 2002.

ITEM 2. PROPERTIES.

FACILITIES

         The following table summarizes information regarding our principal production, distribution and storage facilities as of March 31, 2002. All property is owned by us unless otherwise indicated.

            LOCATION                           MANUFACTURED PRODUCTS
            --------                           ---------------------
            Becancour, Quebec                  Chlorine and caustic soda
                                               Hydrochloric acid
                                               Bleach
                                               Hydrogen

            St. Gabriel, Louisiana             Chlorine and caustic soda
                                               Hydrogen

            Henderson, Nevada                  Chlorine and caustic soda
                                               Hydrochloric acid
                                               Bleach
                                               Hydrogen

            Dalhousie, New Brunswick           Chlorine and caustic soda
                                               Sodium chlorate
                                               Hydrogen

            Cornwall, Ontario*                 Hydrochloric Acid
                                               Bleach
                                               Cereclor(R) chlorinated
                                               paraffin
                                               IMPAQT(R) pulping additive

            Tracy, California*                 Bleach
                                               Chlorine repackaging

            Santa Fe Springs, California*      Bleach
                                               Chlorine repackaging

            Tacoma, Washington (2 sites)       Bleach
                                               Chlorine repackaging
                                               Calcium chloride
                                               Terminal facility

----------
* Leased property


         Becancour, Quebec. The Becancour facility is located on a 100-acre site in an industrial park on the deep-water St. Lawrence Seaway. The facility was constructed in 1975, with additions in 1979 and 1997. Annual production capacity is 340,000 tons of chlorine, 383,000 tons of caustic soda and 150,000 tons of hydrochloric acid. In addition, the site has a bleach production facility capable of producing 9,600 tons of bleach per year. Approximately 82% of the Becancour facility's production is based on diaphragm cell technology, and more efficient membrane cell technology accounts for the remaining approximately 18% of production.

         St. Gabriel, Louisiana. The St. Gabriel facility is located on a 100-acre site near Baton Rouge, Louisiana. Approximately 228 acres adjoining the site are available to us for future industrial development. The St. Gabriel facility was completed in 1970 and is situated on the Mississippi River with river frontage and deepwater docking, loading and unloading facilities. Annual production capacity at the St. Gabriel facility is 197,000 tons of chlorine and 216,700 tons of caustic soda, using mercury cell technology.

         Henderson, Nevada. The Henderson facility is located on a 374-acre site near Las Vegas, Nevada. Approximately 70 acres are developed and used for production facilities. The Henderson facility, which began operation in 1942 and was upgraded and rebuilt in 1976-1977, uses diaphragm cell technology. Annual production capacity at the Henderson facility is 152,000 tons of chlorine, 167,200 tons of caustic soda and 130,000 tons of hydrochloric acid. In addition, the facility is capable of producing 180,000 tons of bleach per year. The Henderson facility is part of an industrial complex shared with three other manufacturing companies. Common facilities and property are owned and managed by subsidiaries of Basic Management, Inc. ("BMI"), which provide common services to the four site companies. BMI's facilities include extensive water and high voltage power distribution systems and access roads.

         Dalhousie, New Brunswick. The Dalhousie facility is located on a 36-acre site along the north shore of New Brunswick on the Restigouche River. The Dalhousie facility consists of a mercury cell chlor-alkali plant built in 1963 and expanded in 1971 and a sodium chlorate plant built in 1992. Annual production capacity is 36,000 tons of chlorine, 40,000 tons of caustic soda and 22,000 tons of sodium chlorate.

         Cornwall, Ontario. The Cornwall units are located on leased portions of a 36-acre site on the St. Lawrence River in Cornwall, Ontario, which portions are leased under a lease expiring in the year 2007, with two five-year renewal options. The facilities consist of a bleach plant with an annual production capacity of 236,000 tons, a Cereclor(R) chlorinated paraffin plant capable of producing 9,800 tons per year, an IMPAQT(R) pulping additive plant capable of producing 3,000 tons per year and a hydrochloric acid plant with an annual production capacity of 14,700 tons.

         Tracy, California. The Tracy facility includes a bleach production plant capable of producing 233,000 tons per year and a chlorine repackaging plant on a 15-acre tract. The land at the facility is leased under a lease expiring in the year 2005, with two five-year renewal options.

         Santa Fe Springs, California. The Santa Fe Springs facility includes a bleach production plant capable of producing 180,000 tons per year and a chlorine repackaging plant on a 4.5-acre tract. The land at the facility is leased under a lease expiring in 2008.

         Tacoma, Washington. The Tacoma bleach facility serves the Pacific Northwest market. The bleach production facility, which has an annual production capacity of 90,000 tons, and a chlorine repackaging facility are located on a five-acre company-owned site in Tacoma, Washington. The separate, now-idled Tacoma chlor-alkali plant is located on a 31-acre site which is part of an industrial complex on the Hylebos Waterway in Tacoma, Washington. The chlor-alkali plant, which used both diaphragm cell and membrane cell technology, was upgraded and expanded in the late 1970s and in 1998, and has rail facilities as well as docks capable of handling ocean-going vessels. The site is now used for the production of calcium chloride, with annual capacity of 8,800 tons, and as a terminal facility.

         Other Facilities. Our corporate headquarters is located in leased office space in Houston, Texas under a lease terminating in 2006. We also lease office space in Montreal, Quebec under a lease terminating in 2011. We also own a technology center in Mississauga, Ontario located on 7.5 acres of land in the Sheridan Science & Technology Park near Toronto, Ontario, which conducts applications development and technology support for our customers and operating plants. The facility will be closed during 2002, and we are having discussions with potential buyers of the operations and assets at the technology center. See
Note 16 to our consolidated financial statements regarding a $3.8 million impairment loss recorded in 2001 for the technology center.

ITEM 3. LEGAL PROCEEDINGS.

         From time to time and currently, we are involved in litigation relating to claims arising out of our operations in the normal course of our business. We maintain insurance coverage against potential claims in amounts which we believe to be adequate. As a result of our bankruptcy proceedings, various claims that arose prior to July 31, 2001, once liquidated, will comprise unsecured claims and be entitled to pro rata shares of the 300,000 shares of common stock allocated by our plan of reorganization to unsecured claims. In the opinion of management, uninsured losses resulting from any post-petition claims will not have a material adverse effect on our results of operations, cash flow or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted during the fourth quarter of 2001 to a vote of security holders.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

         The names, ages and current offices of our executive officers, each of whom is to serve until the officer's successor is elected or appointed and qualified or until the officer's death, resignation or removal by the Board of Directors, are set forth below.

        NAME AND AGE                        AGE                      OFFICE
        ------------                        ---                      ------
        Michael J. Ferris ............      57    Director, President and Chief Executive Officer
        Philip J. Ablove .............      61    Executive Vice President and Chief Financial Officer
        Jerry B. Bradley .............      56    Vice President, Human Resources
        Samuel Z. Chamberlain ........      54    Vice President, Environmental, Health and Safety
        Samuel Davis .................      54    Vice President, Information Technology
        James E. Glattly .............      55    Vice President, Sales and Marketing
        Pierre Prud'homme ............      43    Vice President, Controller
        David A. Scholes .............      56    Vice President, Manufacturing
        Kent R. Stephenson ...........      52    Vice President, General Counsel and Secretary
        Roger A. Zampini .............      46    Vice President, Supply Chain Management


         Michael J. Ferris has served as President and Chief Executive Officer and a director since January 1997. He was employed by Vulcan Materials Company, a company engaged in the production of industrial materials and commodities with significant positions in two industries, construction aggregates and chemicals, in various capacities from March 1974 to January 1997. His last position with Vulcan Materials Company was Executive Vice President, Chemicals from 1996 to 1997.

         Philip J. Ablove has served as Executive Vice President and Chief Financial Officer since November 1999. He was Vice President and Chief Financial Officer from March 1996 to November 1999 and a director from January 1991 to December 2001. He was a consultant specializing in high growth or financially distressed companies from

1983 to 1996. In a consulting role he served as our acting Chief Financial Officer from October 1995 to March 1996.

         Jerry B. Bradley has served as Vice President, Human Resources since October 1995. From May 1993 to October 1995 he was President of Tandem Partners, Inc., a human resources consulting firm. From 1978 to 1993 he was employed by Occidental Chemical Corporation, where he served as Vice President, Human Resources.

         Samuel Z. Chamberlain has served as Vice President, Environment Health and Safety since April 1998. He served as Director - Environmental, Legislative and Regulatory Affairs for Sterling Chemicals, Inc. from 1986 to 1998. Prior to 1986, Mr. Chamberlain was employed by Monsanto Company.

         Samuel Davis has served as Vice President, Information Technology since September 2001. He was Vice President, Information Technology and Chief Information Officer for Cemex USA (formerly Southdown, Inc.) from July 1999 to July 2001. Prior thereto, he held various information technology positions of increasing responsibility with FMC, United Technologies, Borg-Warner and Brown & Williamson.

         James E. Glattly has served as Vice President, Sales and Marketing since August 2001. He was Vice President, Marketing from March 2001 to August 2001, Senior Vice President, Sales & Marketing - West from June 1999 to March 2001, and President of a predecessor of PALLC from December 1996 to June 1999. He was Vice President, Sales and Marketing of predecessors of PALLC from 1988 to 1996.

         Pierre Prud'homme has served as Vice President, Controller since November 2000. He was Vice President, Business Planning and Development of PCI Canada from October 1997 to November 2000. Prior to October 1997, Mr. Prud'homme was Controller of ICI Canada, after having served in various financial and marketing capacities.

         David A. Scholes has served as Vice President, Manufacturing since March 2001. He was Vice President, Manufacturing - U.S. from November 1999 to March 2001, and Vice President - Manufacturing of a predecessor of PALLC from January 1997 to November 1999. Prior to that time, he was manager of Occidental Chemical Corporation's Houston chemical complex.

         Kent R. Stephenson has served as Vice President, General Counsel and Secretary since June 1995. He was Vice President, General Counsel and Secretary of a predecessor of PALLC from 1993 to 1995. Prior to 1993, he was Senior Vice President and General Counsel of Zapata Corporation, then an oil and gas services company.

         Roger A. Zampini has served as Vice President, Supply Chain Management since March 2001. He was Vice President, Logistics and Product Management from June 1999 to March 2001, and Vice President, Marketing and Logistics of PCI Canada from November 1997 to June 1999. He served as Vice President, Marketing and Logistics of the forest products division of ICI Canada Inc. prior to our acquisition of that business in 1997.


           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS.

         We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the "safe harbor" protection for forward-looking statements that applicable federal securities law affords.

         From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning the timing and success of specific projects and our future prices, liquidity, backlog, revenue, income and capital spending. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "forecast," "budget," "goal" or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.

         Various statements this report contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Item 1 "Business," Item 2 "Properties" and Item 3 "Legal Proceedings" in Part I of this report and in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A "Quantitative and Qualitative Disclosures About Market Risk" and in the Notes to our consolidated financial statements incorporated into Item 8 of Part II of this report and elsewhere in this report. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution against any undue reliance on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

      o general economic, business and market conditions, including economic instability or a downturn in the markets served by us;

      o  the cyclical nature of our product markets and operating results;

      o  competitive pressures affecting selling prices and volumes;

      o the supply/demand balance for our products, including the impact of excess industry capacity;

      o the occurrence of unexpected manufacturing interruptions/outages, including those occurring as a result of production hazards;

      o failure to fulfill financial covenants contained in our debt instruments;

      o  inability to make scheduled payments on or refinance our indebtedness;

      o certain derivatives contracts relating to electricity for our Henderson plant, and any necessity to mitigate their effect;

      o  loss of key customers or suppliers;

      o  higher than expected raw material and utility costs;

      o  higher than expected transportation and/or logistics costs;

      o  failure to achieve targeted cost reduction programs;

      o environmental costs and other expenditures in excess of those projected;

      o  changes in laws and regulations inside or outside the United States;

      o  higher than expected interest rates; and

      o the occurrence of extraordinary events, such as the attacks on the World Trade Center and The Pentagon that occurred on September 11, 2001.

         We believe the items we have outlined above are important factors that could cause our actual results to differ materially from those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed most of these factors in more detail elsewhere in this report. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our security holders that they should (i) be aware that important factors we do not refer to above could affect the accuracy of our forward-looking statements and (ii) use caution and common sense when considering our forward-looking statements.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

RECENT SALES OF UNREGISTERED SECURITIES

         On December 31, 2001, our plan of reorganization became effective. Under the plan of reorganization, (i) an aggregate of 10,000,000 shares of our common stock are issuable to persons who were our creditors immediately prior to effectiveness of the plan of reorganization and (ii) the holders of our senior secured debt existing immediately prior to effectiveness of the plan of reorganization received $200 million principal amount of new senior secured debt. The shares issuable to creditors and the new senior secured debt are issuable in exchange for our debt and other obligations which were outstanding immediately prior to effectiveness of the plan of reorganization. The common stock and the new senior secured debt issuable under the plan of reorganization are being issued in reliance on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 1145(a)(1) of the U.S. Bankruptcy Code.

MARKET PRICE OF AND DIVIDENDS ON COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is currently quoted on the OTC Bulletin Board under the symbol "PONR." The Class A common stock existing before our reorganization was listed and traded on the NASDAQ SmallCap Market under the symbol "PIONA." There was no established trading market for our Class B common stock which existed prior to our reorganization. The NASDAQ SmallCap Market delisted our Class A common stock on January 12, 2001 after which time the Class A common stock traded on the OTC Bulletin Board under the symbol "PIOAE" until its cancellation on December 31, 2001. On December 31, 2001, all shares of our Class A common stock and Class B common stock existing before our reorganization were cancelled and new shares of our common stock were issued. On February 20, 2002, our newly issued common stock began trading on the OTC Bulletin Board. As of March 31, 2002, we had 10,000,000 shares of common stock outstanding and had 26 shareholders of record. The last sale of shares of our common stock, as quoted on the OTC Bulletin Board, was on March 18, 2002, at a price of $2.88.

         The following table contains information about the high and low sales price per share of our Class A common stock before our plan of reorganization became effective on December 31, 2001. Sales price information for periods on or before January 12, 2001 reflect prices reported by the NASDAQ SmallCap Market. Sales price information for periods from January 12, 2001 to December 31, 2001 reflect quotes from the OTC Bulletin Board. Information about OTC bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. Quotations on the OTC Bulletin Board are sporadic and currently there is no established public trading market for our common stock.

         As our Class A common stock was cancelled on December 31, 2001, the prices set forth on the following table may not be relevant to or indicative of the present or future value of our newly issued common stock.

                                                       SALES PRICE
                                                    -----------------
                                                     HIGH       LOW
                                                    -------   -------
                      2001
                      Fourth Quarter                $  0.08   $  0.00
                      Third Quarter.                   0.18      0.01
                      Second Quarter                   0.75      0.03
                      First Quarter                    2.00      0.63

                      2000
                      Fourth Quarter                $  4.22   $  0.62
                      Third Quarter.                   5.12      3.81
                      Second Quarter                   6.50      4.06
                      First Quarter                    9.31      5.12

DIVIDEND POLICY

         We currently do not anticipate paying dividends on our common stock. The covenants in our Senior Secured Debt prohibit the payment of dividends on our common stock, other than dividends payable solely in our common stock, so long as any borrowings remain outstanding under our Senior Secured Debt. Unless we prepay borrowings under our Senior Secured Debt, we will have borrowings outstanding under such debt instruments until December 31, 2008. Any determination to declare or pay dividends out of funds legally available for that purpose after termination, expiration or modification of our Senior Secured Debt will be at the discretion of our board of directors and will depend on our future earnings, results of operations, financial condition, capital requirements, future contractual restrictions and other factors our board of directors deems relevant. No cash dividends have been declared or paid during the three most recent fiscal years.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected consolidated financial information is derived from our consolidated financial statements for periods both before and after emerging from bankruptcy protection on December 31, 2001. Certain amounts have been reclassified in prior years to conform to the current year presentation. Per share information for our company prior to our emergence from bankruptcy (the "Predecessor Company") reflects 7% stock dividends on the Predecessor Company's Class A common stock and Class B common stock in 1999, 1998, and 1997. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and Notes thereto.

         The consolidated balance sheet information at December 31, 2001, reflects the financial position after the effect of the plan of reorganization and the application of the principles of fresh start accounting in accordance with the provisions of SOP 90-7. Accordingly, such financial information is not comparable to the historical financial information before December 31, 2001.

                                                                                  YEAR ENDED DECEMBER 31,
                                                               -------------------------------------------------------------
                                                                 2001         2000         1999         1998        1997(1)
                                                               ---------    ---------    ---------    ---------    ---------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                    PREDECESSOR COMPANY
                                                               -------------------------------------------------------------
Statement of Operations Data:
    Revenues ...............................................   $ 383,482    $ 402,908    $ 354,421    $ 441,706    $ 297,657
    Cost of sales ..........................................     338,336      370,997      343,688      358,811      235,222
                                                               ---------    ---------    ---------    ---------    ---------
    Gross profit ...........................................      45,146       31,911       10,733       82,895       62,435
    Selling, general and administrative expenses ...........      41,526       43,424       49,580       50,162       36,192
    Change in fair value of derivatives ....................     110,837           --           --           --           --
    Asset impairment and other charges(2) ..................      12,938           --           --        1,661        5,348
                                                               ---------    ---------    ---------    ---------    ---------
    Operating income (loss) ................................    (120,155)     (11,513)     (38,847)      31,072       20,895
    Interest expense, net(3) ...............................     (36,010)     (56,328)     (51,927)     (50,521)     (28,987)
    Reorganization items(4) ................................      (6,499)          --           --           --           --
    Fresh start adjustments(5) .............................    (106,919)          --           --           --           --
    Other income, net(6) ...................................       1,169        3,309       14,176        1,755        1,907
                                                               ---------    ---------    ---------    ---------    ---------
    Loss before income taxes and extraordinary items .......    (268,414)     (64,532)     (76,598)     (17,694)      (6,185)
    Income tax expense (benefit)(7) ........................       3,123       41,031      (26,214)      (4,677)        (289)
                                                               ---------    ---------    ---------    ---------    ---------
    Net loss before extraordinary item .....................    (271,537)    (105,563)     (50,384)     (13,017)      (5,896)
    Extraordinary gain (loss), net of tax(8) ...............     414,312           --           --           --      (18,658)
                                                               ---------    ---------    ---------    ---------    ---------
  Net income (loss) ........................................   $ 142,775    $(105,563)   $ (50,384)   $ (13,017)   $ (24,554)
                                                               =========    =========    =========    =========    =========
  Net loss before extraordinary item per share:
     basic and diluted .....................................   $  (23.53)   $   (9.15)   $   (4.38)   $   (1.14)   $   (2.15)
                                                               =========    =========    =========    =========    =========
  Other Financial Data:
    Capital expenditures ...................................   $  13,112    $  18,697    $  28,318    $  34,759    $  28,091
    Depreciation and amortization ..........................      46,810       50,242       54,713       50,316       27,655
    Net cash flows from operating activities ...............      32,906       13,137      (52,349)      39,337       27,320
    Net cash flows from investing activities ...............     (12,879)     (15,819)     (15,159)     (34,424)    (354,682)
    Net cash flows from financing activities ...............     (21,489)       4,486       17,658       (2,264)     363,495
  Additional Data:
    EBITDA(9) ..............................................   $ (78,675)   $  42,038    $  30,042    $  83,143    $  31,799


                                                               SUCCESSOR
                                                                COMPANY                   PREDECESSOR COMPANY
                                                               ---------    ------------------------------------------------
  Balance Sheet Data:
    Total assets ...........................................   $ 706,912    $ 590,037    $ 680,606    $ 731,442    $ 753,672
    Total long-term debt (exclusive of current
      maturities), and redeemable preferred stock(10) ......     205,223        9,586      600,223      589,668      592,366
    Stockholders' equity (deficiency in assets) ............      10,527     (132,324)     (26,702)      23,553       36,221


----------

(1) We acquired the Tacoma chlor-alkali facility in June 1997, and our Canadian chlor-alkali business was acquired in October 1997. The results of operations for the year ended December 31, 1997 include results from the respective acquisition dates through December 31, 1997.

(2) Asset impairments and other charges in 2001 include $9.1 million of restructuring expenses incurred prior to the Chapter 11 bankruptcy filings, and a $3.8 million loss from an asset impairment. See Note 16 to our consolidated financial statements.

(3) Interest expense for 2001 excludes contractual interest of $21.8 million, which was not recorded in accordance with SOP 90-7 as it related to compromised debt and will not be repaid.

(4) Reorganization items include related legal and professional fees and expenses incurred subsequent to the Chapter 11 bankruptcy filings and executive retention bonuses, offset by gains from individually-negotiated settlements of critical vendor pre-petition liabilities. See Note 4 to our consolidated financial statements.

(5) For information regarding fresh start adjustments, see Note 4 to our consolidated financial statements.

(6) Other income in 1999 included a $12.0 million gain on the sale of our 15% partnership interest in Saguaro Power Company ("Saguaro").

(7) Income taxes in 2000 include a valuation allowance of $67.8 million reducing U.S. deferred tax assets to zero. See Note 19 to our consolidated financial statements.

(8) An extraordinary gain of $414.3 million related to debt cancelled in accordance with the plan of reorganization was recorded in 2001, net of an income tax expense of $8.7 million. An extraordinary loss of $18.7 million in 1997, net of an income tax benefit of $12.4 million, consisted primarily of the 20% premium paid on the face value of notes and the write-off of debt placement fees pertaining to debt refinanced by us concurrent with the acquisition of the Tacoma chlor-alkali facility.

(9) EBITDA is defined as net earnings before extraordinary gains, interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt and because it was included in a financial covenant in our Revolver. It should not be considered in isolation or as a substitute for net income (loss), net cash flows from operating activities and other combined income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of our profitability or liquidity. Our calculations of EBITDA may not be consistent with similarly captioned amounts used by other companies. If EBITDA is adjusted to exclude the effects of changes in the fair value of derivatives (as agreed in connection with an amendment to our Revolver), EBITDA for the year ended December 31, 2001, would have been $32.2 million.

(10) Because we were in default under various loan agreements on December 31, 2000, $597.7 million of debt outstanding under various agreements was classified as a current liability on our consolidated balance sheet.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         All statements in this report, other than statements of historical facts, including, without limitation, statements regarding our business strategy, plans for future operations and industry conditions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we refer to under the heading "Cautionary Statement Concerning Forward-Looking Statements" in Part I of this report. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to have been correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

OVERVIEW

         We manufacture and market chlorine, caustic soda and related products. We conduct our primary business through our operating subsidiaries: PCI Chemicals Canada Company (which we refer to as PCI Canada) and Pioneer Americas LLC (which we refer to as PALLC).

         Chlorine and caustic soda are commodity chemicals which we believe are the seventh and sixth most commonly produced chemicals, respectively, in the United States, based on volume, and are used in a wide variety of applications and chemical processes. Caustic soda and chlorine are co-products, concurrently produced in a ratio of approximately 1.1 to 1 through the electrolysis of salt water. An electrochemical unit, which we refer to as an ECU, consists of 1.1 tons of caustic soda and 1 ton of chlorine.

         Chlorine is used to manufacture over 15,000 products, including approximately 60% of all commercial chemistry, 85% of all pharmaceutical chemistry and 95% of all crop protection chemistry. Products manufactured with chlorine as a raw material include water treatment chemicals, plastics, detergents, pharmaceuticals, disinfectants and agricultural chemicals. Chlorine is also used directly in water disinfection applications. In the United States and Canada, virtually all public drinking water is made safe to drink by chlorination, and a significant portion of industrial and municipal waste water is treated with chlorine or chlorine derivatives to kill water-borne pathogens.

         Caustic soda is a versatile chemical alkali used in a diverse range of manufacturing processes, including pulp and paper production, metal smelting, and oil production and refining. Caustic soda is combined with chlorine to produce bleach which is used for water treatment and as a cleaning disinfectant. Caustic soda is also used as an active ingredient in a wide variety of other end-use products, including detergents, rayon and cellophane.

         We own five chlor-alkali plants in North America which produce chlorine and caustic soda, as well as certain related product manufacturing facilities. We believe that we are the seventh largest chlor-alkali producer in North America, with approximately 5% of North American production capacity. In addition to our chlor-alkali capacity, we manufacture hydrochloric acid, bleach, sodium chlorate and other products. Effective March 15, 2002, we idled our chlor-alkali plant in Tacoma, Washington, reducing our aggregate annual production capacity from approximately 950,000 ECUs to approximately 725,000 ECUs. Following the idling of our Tacoma plant, we continue to operate four chlor-alkali production facilities located in Becancour, Quebec; St. Gabriel, Louisiana; Henderson, Nevada; and Dalhousie, New Brunswick. These four facilities produce chlorine and caustic soda for sale in the merchant markets and for use as raw materials in the manufacture of downstream products. The Becancour and Henderson facilities also produce hydrochloric acid and bleach, and the Dalhousie facility also produces sodium chlorate. All four of these facilities produce hydrogen as a by-product. The Tacoma chlor-alkali plant is now being used principally as a terminal to serve our customers in the Pacific Northwest.

         We also operate two bleach production and chlorine repackaging facilities in California and one bleach production and chlorine repackaging facility in Washington. We distribute these products to municipalities and selected commercial markets in the western United States through various distribution channels. All of the chlorine and caustic soda used as raw materials at these facilities is supplied by our chlor-alkali facilities. Additional production units in Cornwall, Ontario produce hydrochloric acid, bleach, chlorinated paraffins sold under the brand name Cereclor(R), and IMPAQT(R), a proprietary pulping additive.

         In 2001 our average ECU netbacks (that is, prices adjusted to eliminate the product transportation element) were $336 compared to $327 in 2000 and $242 in 1999. During 1999, the supply of chlor-alkali products exceeded demand which decreased as a result of the Asian and South American financial crises and increased worldwide capacity. These conditions caused a severe downturn in the industry pricing cycle, reaching a 25-year industry low in the third quarter of 1999 followed by increasing prices in the fourth quarter of 1999 and during the year 2000. While the pricing cycle improved in 2000, demand for chlorine decreased in the second half primarily due to lower demand in the vinyl market. The weak demand for chlorine along with higher power prices caused industry operating rates to decline, reducing the availability of caustic soda. The resultant short supply of caustic soda supported several price increases, which more than offset the declining chlorine prices. In 2001, the economic decline became more apparent and North American chlorine demand decreased 10% from the prior year because of weak demand for chlorine derivatives. By the second half of the year, caustic demand had also suffered because of the recession and average ECU prices fell from $405 in the first quarter to $250 in the fourth quarter. As a result, in addition to idling our Tacoma plant, we initiated several other cost-cutting and cash conservation initiatives to partially offset declining ECU prices.

         Energy costs comprise the largest component of the raw material costs associated with producing chlor-alkali products. During 2001, our costs for power decreased $10 million from 2000 while our power costs in 2000 were $18 million higher than in 1999. Poor chlor-alkali market conditions and historically high power costs in the Pacific Northwest, which was partially attributable to California's recent deregulation and a severe drought, led us to curtail production operations by 50% at the Tacoma plant in March 2001 and to idle the remaining chlor-alkali production at Tacoma in March 2002. Higher energy prices in connection with California's recent deregulation also increased our energy costs under our supplemental supply contract for our Henderson facility.

EMERGENCE FROM BANKRUPTCY

         In December 2000, due to a lack of sufficient liquidity, we suspended payments of interest and principal under various debt agreements which, following the expiration of any applicable grace periods, resulted in defaults under those agreements. On July 31, 2001, we filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in Houston, Texas. On the same day, a parallel filing under the Canadian Companies' Creditors Arrangement Act was filed in Superior Court in Montreal, Quebec, by PCI Canada. The bankruptcies were jointly administered.

         On November 28, 2001, our proposed plan of reorganization was confirmed by the bankruptcy court. On December 31, 2001, we and our direct and indirect wholly-owned subsidiaries emerged from protection under Chapter 11 of the U.S. Bankruptcy Code, and on the same date PCI Canada emerged from protection under the provisions of Canada's Companies Creditors' Arrangement Act. Under the plan of reorganization that was effective on December 31, 2001, in each of the parallel proceedings, all of our outstanding Class A common stock and Class B common stock was cancelled, the holders of our pre-bankruptcy senior secured debt received $200 million in principal amount of new senior secured debt along with newly issued shares representing 97% of our common stock, with the remaining 3% of our common stock to be distributed to our unsecured creditors. Trade creditors with small claims received cash, and other critical vendors have received or will receive payments determined under individually-negotiated settlements.

         Upon emergence from bankruptcy, our senior secured debt outstanding under various debt instruments aggregated $206.7 million, consisting of Senior Secured Floating Rate Guaranteed Notes due 2006 in the aggregate principal amount of $45.4 million, Floating Rate Term Notes due 2006 in the aggregate principal amount of $4.6 million, 10% Senior Secured Guaranteed Notes due 2008 in the aggregate principal amount of $150 million, and a Revolving Credit Facility with a $30 million commitment and a borrowing base restriction, borrowings under which were used shortly after our emergence from bankruptcy to replace $6.7 million of debtor-in-possession financing which was outstanding as of December 31, 2001. The Senior Secured Debt requires payments of interest in cash and contains various covenants including a financial covenant in our Revolver (which if violated will create a default under the cross-default provisions of the Senior Notes) which obligates us to comply with certain cash flow requirements. The interest payment requirements of the Senior Secured Debt and the financial covenant in the Revolver were set at levels based on financial projections prepared in connection with the plan of reorganization and do not accommodate significant downward variations in operating results. The plan of reorganization and the related financial projections were predicated on expectations that the chlorine and caustic soda markets would experience a decline in early 2002 followed by improving market conditions from the historic lows experienced in the last few years. Those market improvements, along with the reduced debt levels resulting from the reorganization, were expected to return us to a more sound financial basis. During the first quarter of 2002, however, the chlorine and caustic soda markets experienced a more severe decline than projected, although we still anticipate future improvements in those markets.

         The financial results for the twelve months ended December 31, 2001 have been affected by our filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code and a parallel filing under the Canadian Companies' Creditors Arrangement Act on July 31, 2001 and our emergence from bankruptcy on December 31, 2001, the effective date of our plan of reorganization. Our consolidated financial statements as of and for the year ended December 31, 2001 reflect results after the consummation of the plan of reorganization and the application of the principles of fresh start accounting in accordance with the provisions of SOP 90-7. See Note 4 to our consolidated financial statements. There are no separate consolidated statement of operations or cash flows for our company as it exists after our emergence from bankruptcy (which we refer to as the successor company) for the period ending December 31, 2001 due to our emergence on the same day as the fiscal year end. The company as it existed prior to our emergence from bankruptcy (which we refer to as the predecessor company) and the successor company after adopting fresh start accounting are different reporting entities and the consolidated financial statements are not comparable.

LIQUIDITY AND CAPITAL RESOURCES

AFTER EFFECTIVENESS OF REORGANIZATION

         An important element in our capital resources is the availability of borrowings under the Revolver. Subject to borrowing base limitations, borrowings and repayments are made on a daily basis as circumstances warrant. No amounts were borrowed under the Revolver at December 31, 2001, although $6.7 million was then outstanding under a debtor-in-possession facility (the "DIP Facility"). On January 3, 2002, amounts outstanding under the DIP Facility were repaid with proceeds from the Revolver. Our borrowings under the Revolver as of March 31, 2002, were $5.3 million.

         Borrowings under the Revolver are available through December 31, 2004 so long as no default exists and all conditions to borrowings are met. Currently, borrowings under the Revolver accrue interest determined on the basis of a base rate, plus a margin. We incur a fee on the unused amount of the Revolver at a rate of .375% per year.

         During the short time since we emerged from bankruptcy, the chlorine and caustic soda markets have not attained the levels implicit in the financial projections prepared in connection with the plan of reorganization, and we do not expect to achieve the commercial results that were included in the projections for 2002. While an increase in chlorine prices will likely occur during the second quarter of 2002, caustic soda prices are at low levels and are expected to continue at the same or even lower levels during the second quarter of 2002. Unless there is significant improvement in product prices, we will not have the liquidity necessary to meet all of our debt service and other obligations.

         The interest payment requirements of and the financial covenants contained in our Senior Secured Debt were based on projections prepared in connection with the plan of reorganization and do not accommodate significant downward variations in operating results. The plan of reorganization and the related financial projections were predicated on anticipated prices in the chlorine and caustic soda markets that were higher than those realized during the first quarter of 2002. During the short time since we emerged from bankruptcy, the chlorine and caustic soda markets have not sustained the levels included in the projections, and we do not expect to achieve the commercial results that were included in the projections for 2002. During the first quarter of 2002, ECU prices generally averaged approximately $240, while the projections prepared in connection with our reorganization assumed an average ECU price of approximately $280. While some increase in chlorine prices is expected to occur during the second quarter of 2002, caustic soda prices have been decreasing and are at low levels and are expected to continue at the same or lower levels during the second quarter. The current low ECU prices have created liquidity that is less than that which would result from the projections prepared in connection with the plan of reorganization, and we have responded by cutting costs and reducing expenditures, including the idling of manufacturing capacity and laying off of operating and administrative employees. Unless there is significant improvement in product prices we will not have the liquidity necessary to meet all of our obligations.

         On March 31, 2002, we had cash of approximately $6.9 million, and the borrowing base under our Revolver was approximately $21.0 million, against which we had outstanding borrowings of approximately $5.3 million and outstanding letters of credit of approximately $4.7 million. As a result, our net liquidity was approximately $17.9 million at March 31, 2002. We have obligations for interest on our debt, which, based on interest rates in effect on March 31, 2002 (with the proposed increases in the interest rate payable on borrowings under the Revolver), is approximately $18.3 million per year (although to the extent that we draw additional funds under the Revolver, our aggregate interest expense would increase), as well as for ordinary business expenses. In addition, on March 31, 2002, a total of approximately $12.4 million remained payable under critical vendor settlement agreements, and approximately $5.3 million remained payable in fees to professionals in connection with the bankruptcy proceedings. In connection with the final fee applications of the professionals that are to be considered by the bankruptcy court, we will seek to negotiate a plan for the amount and timing of the payment of all such fees.

         Prior to its recent amendment (which amended the calculation of EBITDA as defined below), one of the covenants in the Revolver required us to generate $5.1 million of net earnings before extraordinary gains, interest, income taxes, depreciation and amortization (referred to as EBITDA) during the quarter ending March 31, 2002, $10.8 million of EBITDA during the six month period ending June 30, 2002, $19.6 million of EBITDA during the nine month period ending September 30, 2002, $32.4 million of EBITDA during the twelve month period ending December 31, 2002 and $32.6 million of EBITDA for each twelve month period ending each fiscal quarter thereafter. The agreement also provides that as a condition of borrowings there shall not have occurred any material adverse change in our business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).

         We were in compliance with the EBITDA covenant during the quarter ended March 31, 2002, but only as a result of the effect of the change in fair value of derivatives (which is discussed below), and we may not generate the required amount of Adjusted EBITDA (defined below) during subsequent quarters. During March 2002 the lender under our Revolver advised us that it believed that a material adverse change had occurred, although it continued to fund loans under the Revolver. In order to address concerns about adverse changes in our financial condition and the possibility that we might not comply with the EBITDA covenant during the remainder of the current year, we had discussions with the lender on the proposed terms of an amendment to the Revolver. The lender has now rescinded the effect of its notice of a material adverse change that may have occurred, and extended the deadline for the provision of financial statements for the year ended December 31, 2001 for which we were not in compliance. In connection with the waiver, we have amended the Revolver to (i) revise the definition of EBITDA to exclude the effects of changes in the fair value of derivative instruments (as so adjusted, "Adjusted EBITDA"), (ii) eliminate the availability of interest rates based on LIBOR and (iii) replace the previously applicable margin over the prime rate (the "Previous Rate") with the Previous Rate plus 2.25% for all loans that are and will be outstanding under the Revolver. We paid a forbearance fee of $250,000 in connection with the foregoing waiver and amendment. Also in connection with the foregoing waiver and amendment, we agreed with our lender to further amend the terms of the Revolver to revise the Adjusted EBITDA covenant (which currently contains the same levels of required EBITDA as the original Revolver) to take into account our current expectations for the amount of Adjusted EBITDA that will be generated during 2002 as agreed to by the lender and to add such other financial covenants to the Revolver as our lender deems necessary to monitor our performance in meeting such projections. Our failure to effect the additional amendment to the Revolver by May 10, 2002 will constitute a default under the Revolver and a cross-default under the Senior Notes unless agreed otherwise by our lender.

         If the required Adjusted EBITDA level under the Revolver for any quarter is not met, we will be in default under the terms of the Revolver. The completion of the proposed amendment to the Revolver to restate the Adjusted EBITDA level required by the covenant could affect our compliance. Moreover, if conditions constituting a material adverse change occur or have occurred, our lender can exercise its rights under the Revolver and refuse to make further advances. The effect of such a refusal to make further advances is that customer receipts will be applied to our borrowings under the Revolver without our having the ability to reborrow. This would cause us to suffer a rapid loss of liquidity and we would lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow our lender the right to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under our Senior Notes which would provide the holders of our Senior Notes with the right to accelerate their $200 million in outstanding indebtedness and demand its immediate repayment. In such circumstances, or if we otherwise did not have sufficient liquidity to satisfy all of our debt service obligations, we would be required to refinance, restructure or reorganize all or a portion of our indebtedness, defer payments on our debt, sell assets, obtain additional debt or equity financing or take other actions, including seeking protection under Chapter 11 of the U.S. Bankruptcy Code and under Canada's Companies Creditors' Arrangement Act. We cannot predict the outcome of the discussions with our lender under the Revolver, the actions of the lender under our Revolver, the holders of the Senior Notes or our trade creditors, including any action to force us into involuntary bankruptcy proceedings, in the event agreement is not reached with the Revolver lender on the levels of Adjusted EBITDA required under the Revolver or if there is a breach of the Revolver covenants or a default under the Senior Notes, or the outcome of any of the actions that we may need to take in response to such actions. See Item 1 "Business - Risks - The restrictive terms of our indebtedness may limit our ability to grow and compete and prevent us from fulfilling our obligations under our indebtedness" in Part I of this report.

         Pursuant to our plan of reorganization, we issued new debt in addition to the Revolver as follows:

                  Indebtedness                                    Amount
                  ------------                                    ------
                  Senior Guaranteed Notes                         $45.4 million
                  Senior Floating Notes                           $4.6 million
                  10% Senior Secured Notes                        $150 million

         We are required to make mandatory prepayments of amounts owed on the Senior Floating Notes and the Senior Guaranteed Notes from net cash proceeds of certain asset sales, new equity issuances in excess of $5 million and excess cash flow (as defined in the related agreements). We are also required to make mandatory prepayments if certain levels of EBITDA are realized, or if there is a change of control.

         We are required to make mandatory payments of amounts owed on the 10% Senior Secured Notes with net cash proceeds of certain asset sales and of new equity issuances in excess of $3 million (if there is no indebtedness outstanding under the Senior Floating Notes and the Senior Guaranteed Notes). In addition, the holders may require us to repurchase all or a portion of the notes upon the occurrence of a change of control.

         The obligations under the Revolver are secured by liens on our accounts receivable and inventory, and the obligation under the Senior Notes are secured by liens on substantially all of our other assets.

         The new debt agreements contain covenants limiting our ability to, among other things, incur additional indebtedness, prepay or modify debt instruments, grant additional liens, guarantee any obligations, sell assets, engage in another type of business or suspend or terminate a substantial portion of business, declare or pay dividends, make investments, make capital expenditures in excess of certain amounts, or make use of the proceeds of borrowings for purposes other than those specified in the agreements. The new agreements also include customary events of default, including a change of control under the Revolver. Borrowings under the Revolver will generally be available subject to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default.

         Our chlorine and caustic soda production operations have significant working capital requirements. At December 31, 2001, we had pro forma liquidity (determined as if our borrowing base was calculated with the inclusion of collateral subject to liens that were subsequently perfected) of $23.5 million, consisting of cash of $3.6 million and availability of $19.9 million of borrowings under the Revolver. We incurred substantial costs in implementing the plan of reorganization, and on December 31, 2001, a total of $20 million was payable under settlement agreements with critical vendors, and another $5.8 million in fees was payable to certain professionals.

         We anticipate that capital expenditures for 2002 will be approximately $10.7 million, including $2.3 million for environmental compliance matters.

         The following table sets forth our obligations and commitments to make future payments under debt agreements, non-cancellable operating lease agreements, salt purchase commitments, and net electricity forward purchase contracts. The table excludes option contracts related to electricity as the exercise of those options is uncertain. See Item 7A "Quantitative and Qualitative Disclosures about Market Risk" below.

---------------------------------------------------------------------------------------------------------------
                          Total          2002         2003        2004        2005        2006     Thereafter
                        -------------------------------------------------------------------------------------
  Long-term debt         $212,598      $   712      $   671     $ 7,388     $   782     $50,840     $152,205
  -----------------------------------------------------------------------------------------------------------
  Leases                   43,267       15,255       11,754       8,647       3,875       2,109        1,627
  -----------------------------------------------------------------------------------------------------------
  Salt                     83,690       31,973       24,473       9,966       7,678       7,200        2,400
  -----------------------------------------------------------------------------------------------------------
  Energy                  114,116       36,988       17,107      17,107      17,107      11,928       13,880
  -----------------------------------------------------------------------------------------------------------
  Net forward purchase
    (sale) contracts      255,067      (11,052)      43,568      74,063      74,244      74,244           --
---------------------------------------------------------------------------------------------------------------

         Because of current adverse market conditions, our liquidity continues to be limited, and we will need to realize significantly increased ECU prices and be successful in reducing expenditures in order to be able to meet all of our obligations during the remainder of 2002. Should prices not increase or those efforts not be sufficient, additional amendments of or waivers under the new debt agreements, or deferrals of interest payments, will likely be necessary. We cannot provide any assurance that we will be able to obtain these amendments, waivers or deferrals. Should our cash flow be insufficient to meet our obligations, we will have to take appropriate action including refinancing, restructuring or reorganizing all or a portion of our indebtedness, defer payments on our debt, sell assets, obtain additional debt or equity financing or take other actions, including seeking protection under Chapter 11 of the U.S. Bankruptcy Code and under Canada's Companies Creditors' Arrangement Act.

BEFORE EFFECTIVENESS OF REORGANIZATION

         In December 2000, we suspended payments of interest and principal under various debt agreements. We subsequently filed for bankruptcy protection on July 31, 2001. Upon emergence from bankruptcy on December 31, 2001, the effective date of our plan of reorganization, new debt and common stock was exchanged for most of the previously issued outstanding debt.

         In September 1999, we entered into a $50 million three-year revolving credit facility (the "Old Revolving Facility") that replaced an existing $50 million revolving facility (the "Bank Credit Facility"). In connection with the bankruptcy proceedings in 2001, this was replaced with the DIP Facility which provided for up to $50 million of revolving borrowings. In connection with our emergence from bankruptcy the DIP Facility was terminated and replaced with the Revolver. No amounts were drawn on the Revolver at December 31, 2001, although $6.7 million remained outstanding under the DIP Facility until it was replaced with proceeds from the Revolver on January 3, 2002.

         Capital and Environmental Expenditures. Total capital expenditures were approximately $13.1 million, $18.7 million and $28.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. Capital expenditures for environmental-related matters at existing facilities were approximately $2.9 million, $1.8 million and $1.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

         We routinely incur operating expenditures associated with hazardous substance management and environmental compliance matters in ongoing operations. These operating expenses include items such as outside waste management, fuel, electricity and salaries. The amounts of these operating expenses were approximately $2.7 million, $2.7 million and $2.8 million in 2001, 2000 and 1999, respectively. We do not anticipate an increase in these types of expenses during 2002. We classify these types of environmental expenditures within cost of sales.

         At December 31, 2001, accrued environmental liabilities were $11.6 million, representing an increase of $3.2 million from December 31, 2000. The increase was due primarily to the discontinuance of recording the liabilities at discounted amounts, offset in part by payments made for the performance of environmental remediation activities at three sites in California.

         Net Operating Loss Carryforward. At December 31, 2001, we had, for income tax purposes, approximately $0.6 million of Canadian net operating loss carryforward ("NOLs") and $190 million of U.S. NOLs. The NOLs are available for offset against future taxable income generated during carryforward periods ending in 2008 for the Canadian NOL and 2009 through 2021 for the U.S. NOLs. A portion of the U.S. NOLs incurred during 2001 and prior years were used to offset debt forgiveness income under the provisions of IRC Section 108. (See
Note 19 to our consolidated financial statements).

         However, tax benefits arising from NOLs may be limited by the Internal Revenue Code and may not be available. If challenged by the Internal Revenue Service, we may not be able to present sufficient proof of our right to take advantage of these tax benefits. See Item 1 "Business - Risks - Availability of our operating loss carryforward may be limited by the Internal Revenue
Code" in Part I of this report.

         Foreign Operations and Exchange Rate Fluctuations. We have operating activities in Canada, and we engage in export sales to various countries. International operations and exports to foreign markets are subject to a number of risks, including currency exchange rate fluctuations, trade barriers, exchange controls, political risks and risks of increases in duties, taxes and governmental royalties, as well as changes in laws and policies governing foreign-based companies. In addition, earnings of foreign subsidiaries and intracompany payments are subject to foreign taxation rules.

         A portion of our sales and expenditures are denominated in Canadian dollars, and accordingly, our results of operations and cash flows may be affected by fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar. In addition, because a portion of our revenues, cost of sales and other expenses are denominated in Canadian dollars, we have a translation exposure to fluctuation in the Canadian dollar against the U.S. dollar. Due to the significance of the U.S. dollar-denominated long-term debt of our Canadian subsidiary and certain other U.S. dollar-denominated assets and liabilities, the entity's functional accounting currency is the U.S. dollar. Currently, we are not engaged in forward foreign exchange contracts, but may enter into such hedging activities in the future.

         Preferred Stock. Our Convertible Redeemable Preferred Stock issued in 1997 was cancelled upon our emergence from bankruptcy on December 31, 2001.

         Working Capital. At December 31, 2001, our working capital was $11.7 million, representing an increase in working capital of $614.4 million from a working capital deficit of $602.7 million on December 31, 2000. The increase was due primarily to the cancellation upon our emergence from bankruptcy of debt that had been classified as current.

         Net Cash Flows from Operating Activities. Net cash from operating activities was $32.9 million in 2001, compared to $13.1 million in 2000. The increase was primarily due to a $43.3 million decrease in interest paid in 2001 as compared to 2000.

         Net Cash Flows used in Investing Activities. Net cash used in investing activities, consisting primarily of capital expenditures, was $12.9 million in 2001, as compared to $15.8 million in 2000.

         Net Cash Flows from Financing Activities. Net cash used in financing activities in 2001 was $21.5 million, versus cash inflows of $4.5 million in 2000. The 2001 cash outflows were due primarily to scheduled debt repayments and net repayments of amounts outstanding under the pre- and post-petition revolving credit facilities. The 2000 cash inflows were due primarily to net borrowings under the Old Revolving Facility, offset by scheduled debt repayments.

RESULTS OF OPERATIONS

         The following table sets forth certain operating data of the Predecessor Company for the periods indicated (dollars in thousands and percentages of revenues):

                                                                                    PREDECESSOR COMPANY
                                                                                  YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------------------------------
                                                                    2001                    2000                    1999
                                                          ---------------------    ---------------------    ---------------------
Revenues ..............................................   $ 383,482         100%   $ 402,908         100%   $ 354,421         100%
Cost of sales .........................................     338,336          88      370,997          92      343,688          97
                                                          ---------   ---------    ---------   ---------    ---------   ---------
Gross profit ..........................................      45,146          12       31,911           8       10,733           3
Selling, general and administrative expenses ..........      41,526          11       43,424          11       49,580          14
Change in fair value of derivatives ...................     110,837          29           --          --           --          --
Asset impairment and other charges ....................      12,938           3           --          --           --          --
                                                          ---------   ---------    ---------   ---------    ---------   ---------
Operating loss ........................................    (120,155)        (31)     (11,513)         (3)     (38,847)        (11)
Interest expense, net .................................     (36,010)         (9)     (56,328)        (14)     (51,927)        (15)
Reorganization items ..................................      (6,499)         (2)          --          --           --          --
Fresh start adjustments ...............................    (106,919)        (28)          --          --           --          --
Other income, net .....................................       1,169          --        3,309           1       14,176           4
                                                          ---------   ---------    ---------   ---------    ---------   ---------
Loss before income taxes and extraordinary items ......    (268,414)        (70)     (64,532)        (16)     (76,598)        (22)
Income tax expense (benefit) ..........................       3,123           1       41,031          10      (26,214)         (7)
                                                          ---------   ---------    ---------   ---------    ---------   ---------
Net loss before extraordinary item ....................    (271,537)        (71)    (105,563)        (26)     (50,384)        (15)
Extraordinary gain, net of tax ........................     414,312         108           --          --           --          --
                                                          ---------   ---------    ---------   ---------    ---------   ---------
Net income (loss) .....................................   $ 142,775          37%   $(105,563)        (26)%  $ (50,384)        (15)%
                                                          =========   =========    =========   =========    =========   =========


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Revenues. Revenues decreased by $19.4 million, or approximately 5%, to $383.5 million for the year ended December 31, 2001, as compared to 2000. The decrease was primarily attributable to the sale of the operations of Kemwater in 2000, which resulted in an $8.7 million decrease in revenues from 2000 to 2001. In addition, sales volumes decreased, particularly at the Tacoma chlor-alkali facility and amounts billed to customers for shipping, which are included in revenues but excluded from the ECU netback, decreased $4.6 million, or 8%, in 2001. These decreases were slightly offset by a 3% increase in the average ECU netback. Our average ECU netback for the year ended December 31, 2001 was $336, an increase of approximately 3% from the average netback in 2000 of $327.

         Cost of Sales. Cost of sales decreased $32.7 million or approximately 9% in 2001, as compared to 2000. The decrease was primarily attributable to decreased sales volumes, a decrease in power costs of approximately $10 million, an $8.6 million reduction due to the Kemwater sale, a $4.6 million decrease in shipping costs, and $8.4 million of gains on electricity-related derivative options that expired in December 2001.

         Gross Profit. Gross profit increased $13.2 million, resulting in a gross profit margin of 12% in 2001, compared to 8% in 2000, primarily as a result of a 3% increase in average ECU netback, decreased power costs, and $8.4 million of gains on derivative options that expired in December 2001.

         Change in Fair Value of Derivatives. Under a supplemental electric power supply services contract (the "supplemental power contract") with the Colorado River Commission, the Colorado River Commission is to provide any needed electric power that exceeds the power provided to our Henderson facility from hydroelectric sources. The Colorado River Commission maintains that it has entered into various derivative positions, as defined by SFAS 133, under the supplemental power contract, including forward purchases and sales of electricity as well as options that have been purchased or written for electric power. We maintain that the Colorado River Commission has engaged in speculative trading that was not in accordance with the supplemental power contract, that the Colorado River Commission did not obtain proper approval for most of the trades in accordance with procedures agreed upon by both parties, and that the trades entered into by the Colorado River Commission purportedly on our behalf were excessive in relation to our power requirements.

         For 2001, the decrease in fair value of the derivative positions was a net unrealized loss of $110.8 million, principally because market power rates decreased substantially. Of the $110.8 million, $100.5 million related to the Disputed Derivatives and the remaining $10.3 million related to the Approved Derivatives. See Item 1 "Business - Colorado River Commission Derivative Transactions" in Part I of this report and Note 3 of our consolidated financial statements.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.9 million, or approximately 4%, for the year ended December 31, 2001. This decrease is primarily attributed to the Kemwater sale.

         Interest Expense, Net. Interest expense, net, decreased in 2001 as a result of contractual interest expense of $21.8 million on debt subject to compromise in the Chapter 11 proceedings not being recorded in accordance with SOP 90-7. Contractual interest cost increased $1.4 million to $57.7 million in 2001 as a result of increased interest rates and borrowing levels. The interest rates related to the DIP Facility were greater than the rates that had been in effect under the Old Revolving Facility.

         Reorganization Items. Reorganization items for 2001 of $6.5 million were comprised of $14.7 million of professional fees incurred subsequent to the Chapter 11 filings and $0.5 million of executive retention bonuses, offset by $8.7 million of gains from court approved settlements of pre-petition liabilities.

         Fresh Start Adjustments. As a result of our reorganization, the fresh start accounting provisions of SOP 90-7 resulted in adjustments totaling $106.9 million, related to the allocation of reorganization value to the fair value of identifiable assets and liabilities. These items are more fully discussed in
Note 4 of our consolidated financial statements.

         Other Income, Net. Other income, net, decreased from $3.3 million for the year ended December 31, 2000 to $1.2 million for the year ended December 31, 2001. For 2001, other income, net included a sales tax refund of $0.5 million. The 2000 amount was the result of a $3.3 million gain from the sale of certain excess property at our Henderson plant.

         Income Tax Expense (Benefit). Income tax expense for 2001 was $3.1 million, reflecting foreign tax expense on the income of our Canadian operations. Due to recurring losses of our U.S. operations and uncertainty as to the effect of our restructuring on the availability and use of our U.S. NOLs, a 100% valuation allowance amounting to $121.8 million is recorded in connection with our U.S. deferred tax assets at December 31, 2001. During 2001, we recorded a valuation allowance in an amount equal to the benefit from income taxes generated by the operating losses from our U.S. operations.

         Extraordinary gain, net of tax. As a result of our reorganization, we had an extraordinary gain, net of tax, resulting from debt forgiveness of $414.3 million in 2001.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Revenues. Revenues increased by $48.5 million, or approximately 14%, to $402.9 million for the year ended December 31, 2000, as compared to 1999. Our average ECU netback for the year ended December 31, 2000 was $327, an increase of approximately 35% from the average 1999 sales price of $242. In addition, amounts billed to customers for shipping, which are excluded from the ECU netback, increased $3.6 million, or 6%, in 2000. Sales volumes during the twelve months ended December 31, 2000 were similar to those during 1999. The Kemwater sale resulted in a $13.6 million decrease in revenues from 1999 to 2000 due to the inclusion of only a partial year of operations in 2000.

         Cost of Sales. Cost of sales increased $27.3 million or approximately 8% in 2000, as compared to 1999. $10.9 million of this increase was due to the absence of the gain resulting from the modification of our retiree health care benefits that occurred during the first quarter of 1999. The remaining increase in cost of sales was principally due to a $17.9 million increase in power costs, and a $7.9 million increase in purchase-for-resale costs for product purchased from third parties and resold to our customers, offset by a $14.8 million decrease due to the inclusion of only a partial year of operations of Kemwater, and a $3.6 million decrease in shipping costs.

         Gross Profit. Gross profit increased $21.2 million, resulting in a gross profit margin of 8% in 2000, compared to 3% in 1999, primarily as a result of the average ECU price increase, partially offset by the cost of sales increase discussed above.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $6.2 million, or approximately 13%, for the year ended December 31, 2000. Decreases related to overhead expense reductions and the absence of asset write-offs recorded in 1999 and were partially offset by an increase of $1.6 million due to the absence of the modification of our retiree health care benefits referred to above.

         Interest Expense, Net. Interest expense, net, increased $4.4 million to $56.3 million in 2000, primarily as a result of interest incurred on higher revolving credit balances and higher variable interest rates in 2000 as compared to 1999. Although we suspended payments of interest under various debt agreements in December 2000, all amounts owing were expensed and included in accrued liabilities, or, in the case of the Revolver, added to the outstanding balance, at December 31, 2000.

         Other Income, Net. Other income, net, decreased from $14.2 million for the year ended December 31, 1999 to $3.3 million for the year ended December 31, 2000. The 2000 amount was the result of a $3.3 million gain from the sale of certain excess property at our Henderson plant while 1999 included a $12 million gain on the sale of our 15% partnership interest in Saguaro.

         Income Tax Expense (Benefit). In 2000, based on the uncertainty as to the effect of our restructuring on the availability and use of our NOLs, and the level of historical taxable income and projections for future taxable income over the periods in which the NOLs are available for use, it was estimated that it is more likely than not that we would not realize the full benefit of the deferred tax assets relating to NOLs. Accordingly, we recorded a 100% valuation allowance of $67.8 million during the year ended December 31, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. SFAS 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value and was adopted by us effective December 31, 2001. The statement also provides that goodwill should not be amortized, but must be tested for impairment annually, or more frequently if circumstances indicate potential impairment.

         We allocated reorganization value in accordance with SOP 90-7 and SFAS
141. This allocation included the writeoff of $170.6 million of prior goodwill and resulted in reorganization value in excess of fair value of identifiable assets of $84.1 million, which related to our Canadian operations. In accordance with SFAS 142, we will not amortize the reorganization value in excess of fair value, but we will review it for impairment at least annually. Goodwill amortization expense for the year ended December 31, 2001 was $8.9 million.

         In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 is not expected to have a material impact on our financial position, results of operations, or cash flows.

         In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which we adopted on January 1, 2002. SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets and the disposal of a segment of a business. The adoption of SFAS 144 did not have a material impact on our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET RISK RELATING TO ELECTRICITY DERIVATIVES

         The production of chlor-alkali products principally requires electricity, salt and water as raw materials, and energy costs comprise the largest component of the raw material costs. We generally procure energy from sources which rely on hydropower or natural gas as resources. Increases in natural gas prices increase our cost of operations from our facilities which procure their power from sources which rely on natural gas to generate power. Likewise, drought conditions can have the effect of increasing the price which our facilities must pay to procure power from sources which rely on hydropower to produce energy. In addition, drought conditions decrease the availability of hydropower may cause us to have to purchase power from other, more expensive sources. See Item 1 "Business - Production, Pricing and Marketing" in Part I of this report.

         The Colorado River Commission supplies power to our Henderson facility pursuant to contracts covering hydro-generated power, power requirements in excess of hydropower, and power transmission and supply balancing services. The Colorado River Commission is a state agency established in 1940 to manage federal hydropower contracts with utilities and other customers in Southern Nevada, including our Henderson facility. Since the low cost hydropower supplied by the Colorado River Commission does not entirely meet our Henderson facility's power demands and those of the Colorado River Commission's other customers, the Colorado River Commission purchases supplemental power from various sources and resells it to us and other customers.

         Approximately 50% of the electric power supply for our Henderson facility is provided under a supplemental supply contract with the Colorado River Commission. The supplemental supply contract sets forth detailed procedures governing the procurement of power by the Colorado River Commission on our behalf. This agreement is not intended to provide for speculative power purchases on our behalf. See Item 1 "Business - Production, Pricing and Marketing" in Part I of this report.

         In the second and third quarters of 2001, we recorded net unrealized losses with respect to various derivative positions executed by the Colorado River Commission under the supplemental supply arrangements with the Colorado River Commission. The derivative positions consist of contracts for the forward purchase and sale of electricity as well as options that have been purchased or written for electric power. While a portion of the net unrealized loss, in the amount of $10.3 million at December 31, 2001, relates to the Approved Derivatives, we are disputing the Colorado River Commission's contention that the Disputed Derivatives with an additional net liability at December 31, 2001, of $100.5 million are our responsibility. The outcome of the dispute is in doubt, although all $110.8 million of such net unrealized loss has been recorded by us in our 2001 financial statements. The Colorado River Commission has further contended that the Rejected Derivatives reflecting an additional net unrealized loss of $38.4 million as of December 31, 2001 are our responsibility, although the Colorado River Commission has not provided any documentation of any relationship of those contracts to us. We have not recorded any unrealized loss with respect to the Rejected Derivatives, and the Colorado River Commission's contention that we have any liability with respect to those derivatives is being contested. See Item 1 "Business - Colorado River Commission Derivative Transactions" in Part I of this report and Note 3 of our consolidated financial statements.

         The derivative positions include many types of contracts with varying strike prices and maturity dates extending through 2006. The fair value of the instruments will vary over time based upon market circumstances. The fair value of the derivative positions was determined for us by an independent consultant using available market information and appropriate valuation methodologies that include current and forward pricing. Considerable judgment, however, is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates for the fair value of the derivative positions are not necessarily indicative of the amounts that could currently be realized upon disposition of the derivative positions or the ultimate amount that would be paid or received when the positions are settled. The use of different market assumptions and/or estimation methodologies would result in different fair values. Our management believes that the market information, methodologies and assumptions used by the independent consultant to fair value the derivative positions produces a reasonable estimation of the fair value of the derivative positions at December 31, 2001.

         We have also recorded as "other assets" and "cost of sales" $8.4 million in cash that the Colorado River Commission has collected in the form of premiums (related to options that expired prior to December 31, 2001). A total of $0.3 million of that amount is attributable to the Approved Derivatives and $8.1 million is attributable to the Disputed Derivatives. We believe the Colorado River Commission is obligated to allocate that amount to the reduction of power costs at our Henderson facility during 2002. However, the Approved Derivatives and the Disputed Derivatives that mature during 2003 and later years would, given current industry conditions, have a material adverse effect on our cash flow. While the amount of any actual cash flow effect from the derivative positions will be determined by electricity prices at the time, based on future price estimates as of December 31, 2001, the cost of the derivative positions during the years from 2003 to 2006, considered without regard to other factors, could range from $24.4 million in 2003 to as high as $34 million in 2005. The costs stated do not reflect the fact that in the absence of any costs attributable to derivative contracts, the Henderson plant will in any event have power needs that must be met through the purchase of supplemental power, although the amounts of power that would be provided under the Approved Derivatives and the Disputed Derivatives would substantially exceed the power needs of the Henderson plant. A portion of those needs are currently being met by two forward purchases arranged by the Colorado River Commission, which are not accounted for as derivative transactions as we have designated them as purchases in the normal course of business. Had these two forward purchase contracts been accounted for as derivative transactions, they would have resulted in a net unrealized loss to us of $22.2 million at December 31, 2001.

         If it is determined that we must satisfy the contractual obligations relating to the Disputed Derivatives and the Rejected Derivatives, our failure or inability to mitigate them may result in our having to significantly restructure our indebtedness, of which there can be no assurance and which currently would be unlikely, or having to seek protection under Chapter 11 of the U.S. Bankruptcy Code and under Canada's Companies Creditors' Arrangement Act. See Item 1 "Business - Colorado River Commission Derivative Transactions" in Part I of this report.

         The information in the table below presents the electricity futures and options positions outstanding as of December 31, 2001 allocated over the lives of the contracts ($ in thousands, except per megawatt hours ("mwh") amounts, and volumes in mwh), whether Approved Derivatives or Disputed Derivatives (see Note 3 to our consolidated financial statements for more information regarding the Approved Derivatives and Disputed Derivatives). The information in the table below constitutes "forward-looking statements."

                                                                     EXPECTED MATURITY
                                    -------------------------------------------------------------------------------------
                                       2002           2003           2004           2005           2006          TOTALS
                                    ----------     ----------     ----------     ----------     ----------     ----------
ELECTRICITY FUTURES CONTRACTS
    Purchases:
      Contract volume (mwh)          3,449,160      1,656,161      2,559,893      2,559,893      2,559,893      12,785,000
      Weighted average contract
         price (per mwh)            $    79.01     $    58.01     $    50.89     $    50.85     $    50.85     $     59.38
      Notional value                $  272,511     $   96,072     $  130,273     $  130,177     $  130,177     $   759,210
      Weighted average fair
         value (per mwh)            $    30.86     $    29.89     $    29.86     $    31.39     $    32.68     $     31.00
      Unrealized loss               $ (166,072)    $  (46,572)    $  (53,844)    $  (49,815)    $  (46,518)    $  (362,821)
    Range of expirations (years)                                                                                25 to 5.00
    Weighted average years until
         expiration                                                                                                   3.41
    Sales:
      Contract volume (mwh)          3,510,640        972,590      1,218,590      1,217,990      1,217,990       8,137,800
      Weighted average contract
         price (per mwh)            $    80.77     $    53.98     $    46.13     $    45.92     $    45.92     $     61.95
      Notional value                $  283,563     $   52,504     $   56,210     $   55,933     $   55,933     $   504,143
      Weighted average fair
         value (per mwh)            $   130.47     $    78.79     $    62.67     $    61.04     $    60.00     $     93.20
      Unrealized gain               $  174,466     $   24,129     $   20,159     $   18,410     $   17,147     $   254,311
    Range of expirations (years)                                                                                25 to 5.00
    Weighted average years until
         expiration                                                                                                   2.48
ELECTRICITY OPTION CONTRACTS
    Put (Purchase):
      Contract volume (mwh)            122,800        122,800        122,800        122,800        122,800         614,000
      Notional value, if
         exercised                  $    6,140     $    6,140     $    6,140     $    6,140     $    6,140     $    30,700
      Weighted average strike
         price (per mwh)            $    50.00     $    50.00     $    50.00     $    50.00     $    50.00     $     50.00
      Unrealized loss               $   (2,793)    $   (2,793)    $   (2,747)    $   (2,611)    $   (2,431)    $   (13,375)
      Expiration (years)                                                                                              5.00
    Calls (Sales):
      Contract volume (mwh)            431,200        219,150      1,315,150      1,315,150      1,315,150       4,595,800
      Notional value, if
         exercised                  $   39,424     $    8,986     $   67,073     $   67,073     $   67,073     $   249,629
      Weighted average strike
         price (per mwh)            $    91.43     $    41.00     $    51.00     $    51.00     $    51.00     $     54.32
      Unrealized gain (loss)        $    3,562     $      870     $    6,618     $       (9)    $        7     $    11,048
    Range of expirations (years)                                                                               .25 to 4.00
    Weighted average years until
         expiration                                                                                                   2.93
                                     ---------      ---------      ---------      ---------      ---------     -----------
    Total net unrealized gain
         (loss)                     $    9,163     $  (24,366)    $  (29,814)    $  (34,025)    $  (31,795)    $  (110,837)
                                    ==========     ==========     ==========     ==========     ==========     ===========


         The information set forth in the tables above with respect to the derivative contracts provides an incomplete analysis of current and future electric power costs relating to our Henderson facility, since long-term hydro-power contracts allow us to purchase at favorable rates approximately 50% of our Henderson facility's power requirements. Since the contracts are not derivatives and the power purchased under the contracts cannot be resold by us at market rates, the fair market value of the hydro-power contracts has not been recorded by us in our 2001 financial statements. However, employing the same valuation methodology to the hydropower contracts as to the derivatives, the contracts would have a value to us of approximately $49.1 million at December 31, 2001.

OTHER MARKET RISK

The table below provides information about our market-sensitive debt instruments and constitutes a "forward-looking statement." We have certain debt instruments that are subject to market risk. An increase in the market interest rates would increase our interest expense and our cash requirements for interest payments. For example, an average increase of 0.25% in the variable interest rate would increase our annual interest expense and payments by approximately $0.1 million.

                                                EXPECTED MATURITY DATE AT DECEMBER 31, 2001
                                                       FISCAL YEAR ENDING DECEMBER 31,                            FAIR VALUE AT
                                       ----------------------------------------------------------------            DECEMBER 31,
                                         2002       2003       2004       2005       2006    THEREAFTER   TOTAL        2001
                                       --------   --------   --------   --------   --------  ----------  --------  ------------
  Fixed rate debt(a)................   $    712   $    671   $    725   $    782   $    840   $150,447   $154,177    $154,177
  Variable rate debt(b).............         --         --      6,663         --     50,000      1,758     58,421      58,421
                                       --------   --------   --------   --------   --------   --------   --------    --------
        Total debt .................   $    712   $    671   $  7,388   $    782   $ 50,840   $152,205   $212,598    $212,598
                                       ========   ========   ========   ========   ========   ========   ========    ========

----------

(a) Debt instruments at fixed interest rates ranging from 8.0% to 10.0%, with the majority at 10.0%

(b) Debt instruments at variable interest rates, including LIBOR and U.S. prime rate based loans, ranging from 3% to 5.4% at December 31, 2001

         We operate in Canada and are subject to foreign currency exchange rate risk. Due to the significance of our Canadian subsidiary's United States dollar-denominated long-term debt and certain other United States dollar-denominated assets and liabilities, the entity's functional accounting currency is the United States dollar. Certain other items of working capital are denominated in Canadian dollars. An average change of 1% in the currency exchange rate would change total assets by approximately $0.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         In this report, our consolidated financial statements and supplementary data appear following the signature page to this report and are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Following is certain information with respect to our directors, all of whom will serve until the next annual meeting of our stockholders or until their earlier resignation or removal.

         Our plan of reorganization, which became effective on December 31, 2001, provided that an ad hoc committee of certain holders of our senior secured indebtedness would appoint four individuals to serve with Michael J. Ferris, our President and Chief Executive Officer, as members of our board of directors. At the committee's request, the individuals indicated below, Messrs. Weinstein, Lesser, McGovern and Rosenthal became directors on December 31, 2001, upon completion of our emergence from bankruptcy. Prior to December 31, 2001, none of Messrs. Weinstein, Lesser, McGovern or Rosenthal had any relationship, including any ownership or creditor status, with us. In addition, none of Messrs. Weinstein, Lesser, McGovern or Rosenthal was involved in our bankruptcy or plan of reorganization.

         David N. Weinstein serves as the non-executive Chairman of our Board of Directors. From March 2000 until January 2002, Mr. Weinstein served as Managing Director and Head of High Yield Origination and Capital Markets for BNP Paribas. From June 1996 to October 1999 he was Managing Director and Head of High Yield Capital Markets for Bank of Boston/BankBoston Securities Inc. Mr. Weinstein is 42 years old.

         Michael J. Ferris has been our President and Chief Executive Officer since January 1997. He was employed by Vulcan Materials Company from March 1974 to January 1997, serving as an Executive Vice President of Vulcan from 1996 to 1997. Vulcan is engaged in the production of industrial materials and commodities with significant positions in two industries, construction aggregates and chemicals. Mr. Ferris is also a director of ChemFirst, Inc., a specialty chemical company. Mr. Ferris is 57 years old.

         Marvin E. Lesser has been the managing partner of Sigma Partners, L.P. a private investment partnership, since 1993, and he has also served as president of Alpina Management, L.L.C., an investment advisor, since 2000. Mr. Lesser also has been a private consultant since 1992. He is a director of USG Corporation, a manufacturer and distributor of building materials, and St. Moritz 2000 Fund, Ltd, a private investment company. Mr. Lesser is 60 years old.

         Michael Y. McGovern has been President and Chief Executive Officer and a director of Coho Energy, Inc., a publicly-held oil and gas exploitation, exploration and development company, since April 2000. In February, 2002, Coho Energy filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. From 1998 to March 2000 Mr. McGovern was Managing Director of Pembrook Capital Corporation, a privately held company involved in providing advisory services to distressed or constrained energy companies, and from 1993 to October 1997 he was Chairman and Chief Executive Officer of Edisto Resources Corporation and Convest Energy Corporation, which are publicly-held oil and gas exploration and development companies. He also serves as a director of Goodrich Petroleum Corporation, a public oil and gas company. Mr. McGovern is 50 years old.

         Gary L. Rosenthal is co-founder and President of Heaney Rosenthal Inc., a private investment company, a position he has held since October 1994. From July 1998 to September 2000 he served as Chairman of the Board and Chief Executive Officer of AXIA Incorporated, a diversified manufacturing company, and until April 2001 as its President. He currently serves as a director of Texas Petrochemical Holdings, Inc., Oil States International, Inc. and Dresser, Inc. Mr. Rosenthal is 52 years old.

         Information with respect to our executive officers is provided under
Item 4A "Executive Officers of the Registrant" in Part I of this report. There are no family relationships between any director or executive officer.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table provides information with respect to the compensation of Mr. Ferris and our four other most highly paid executive officers:


                           SUMMARY COMPENSATION TABLE

                                                                                LONG TERM COMPENSATION
                                                                                        AWARDS
                                            ANNUAL COMPENSATION                 -----------------------
                                 ----------------------------------------------  NUMBER OF SECURITIES     ALL OTHER
NAME AND PRINCIPAL                                   BONUS      OTHER ANNUAL    UNDERLYING OPTIONS/SARs     COMPEN-
POSITION                    YEAR     SALARY($)      ($)(1)     COMPENSATION($)      GRANTED(#)(2)        SATION($)(3)
------------------          ----     ---------      -------    ---------------- -----------------------  ------------
MICHAEL J. FERRIS           2001      400,017       200,000          -0-                 -0-                5,750
President and               2000      400,010         -0-            -0-                25,000              4,750
Chief Executive Officer     1999      400,010         -0-            -0-                26,750              4,800

JAMES E. GLATTLY            2001      237,009         -0-            -0-                 -0-                5,398
Vice President, Sales       2000      237,009         -0-            -0-                 -0-                4,806
and Marketing               1999      237,005         -0-            -0-                 -0-                4,800

PHILIP J. ABLOVE            2001      225,009        67,500          -0-                 -0-                6,563
Executive Vice              2000      225,009         -0-            -0-                 -0-                4,800
President and Chief         1999      225,005         -0-            -0-                 -0-                4,125
Financial Officer

DAVID SCHOLES               2001      201,808         -0-            -0-                 -0-                5,616
Vice President,             2000      186,507         -0-            -0-                 -0-                5,250
Manufacturing               1999      182,004         -0-            -0-                 -0-                5,028

KENT R. STEPHENSON          2001      181,807        55,080          -0-                 -0-                5,079
Vice President, General     2000      174,307         -0-            -0-                5,000               5,229
Counsel and Secretary       1999      168,004         -0-            -0-                4,280               4,800

(1) Our plan of reorganization provided for the payment of retention bonuses to the indicated individuals on December 31, 2001, the date that the plan was effective. However, Mr. Ferris elected to defer receipt of the bonus payable to him, and the amount included in the table with respect to him has not yet been paid.

(2) Expressed in terms of the numbers of shares of our common stock underlying options granted during the year. Option grants were made under our 1998 Stock Plan, which is no longer in effect. All of the options were cancelled as a result of the plan of reorganization, and no options are currently outstanding.

(3) Represents amounts contributed to match a portion of the employee's contributions under a 401(k) plan.

SEVERANCE ARRANGEMENTS

         As part of our plan of reorganization, severance programs for all employees and for executive employees were approved by the creditors and confirmed by the bankruptcy court and are currently in effect. The executive severance program in general provides that upon termination without cause, as defined, Mr. Ferris and Mr. Ablove would each receive two years' severance pay and Messrs. Glattly, Scholes and Stephenson would each receive one year's severance pay.

PENSION PLAN

                               PENSION PLAN TABLE

                                                                            YEARS OF SERVICE*
                                                     --------------------------------------------------------------
REMUNERATION                                             15           20           25           30           35
------------                                         ---------    ---------     --------     --------     ---------
   $125,000.......................................   $  26,730    $  35,639     $ 44,549     $ 53,459     $  62,369
    150,000.......................................      32,355       43,139       53,924       64,709        75,494
    175,000.......................................      37,980       50,639       63,299       75,959        88,619
    200,000.......................................      43,605       58,139       72,674       87,209       101,744
    225,000.......................................      49,605       65,639       82,049       98,459       114,869
    250,000.......................................      54,855       73,139       91,424      109,709       127,994
    300,000.......................................      66,105       88,139      110,174      132,209       154,244
    400,000.......................................      88,605      118,139      147,674      177,209       206,744
    450,000.......................................      99,855      133,139      166,424      199,709       232,994
    500,000.......................................     111,105      148,139      185,174      222,209       259,244

----------

* The estimated years of credited service for each of our named executive officers as of December 31, 2001, were: Mr. Ferris -- 5 years; Mr. Glattly -- 13 years; Mr. Ablove -- 5 years; Mr. Scholes -- 5 years; and Mr. Stephenson -- 8 years.

         Defined benefit retirement coverage is provided to United States based executive officers under our Pension Plan. At the normal retirement age of 65, participants under the plan receive benefits based on their credited service and their covered compensation for the average of their highest five complete consecutive plan years out of their last ten complete consecutive plan years. Covered compensation under the plan includes base pay and annual performance and incentive programs, but excludes all other items of compensation. In addition, we maintain a nonqualified, unfunded plan, the Restoration Retirement Plan, that provides benefits for key salaried employees in an amount equal to the amount that would be paid under the pension plan but for the maximum compensation limit (currently $170,000) under the Internal Revenue Code. Each of the executives named in the Summary Compensation Table participates in the Restoration Retirement Plan. The table above sets forth benefits payable under the Pension Plan and the Restoration Retirement Plan, computed as a straight life annuity beginning at age 65. Benefits are not subject to any deduction for social security because the basic benefit formula incorporates the average social security breakpoint in calculating the benefit.

COMPENSATION OF DIRECTORS

         Each of our non-employee directors is paid a retainer of $35,000 per year, as well as per-meeting fees of $1,500 for attendance at meetings of the Board of Directors. The chairman of any committee of our Board of Directors is paid an annual retainer of $5,000, and each non-employee member of a committee is paid a per-meeting fee of $750 for attendance at meetings of such committee. A non-employee director that provides additional services to us is paid a fee of $1,500 for each day that such services are provided. In lieu of the retainer and meeting fees, Mr. Weinstein has been paid a monthly retainer of $12,500 for his service as non-executive Chairman of the Board since February 15, 2002.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Until December 31, 2001, William R. Berkley and Andrew R. Bursky were directors of Pioneer and served as the members of the compensation committee of our Board of Directors. Neither individual ever served as one of our officers or employees. See Item 13 "Certain Relationships and Related Transactions" for a description of certain business relationships involving the members of the compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table shows, as of March 31, 2002, certain information regarding the shares of our common stock owned by each person or entity who is known by us to be the beneficial owner of more than 5% of our common stock. Such information is based on Schedule 13G filings made by or on behalf of the beneficial owners with the Securities and Exchange Commission. Except as noted, each person or entity has sole voting and investment power over the shares shown in the table.

                                                                                     SHARES
                              NAME AND ADDRESS OF                                  BENEFICIALLY             PERCENT
  TITLE OF CLASS               BENEFICIAL OWNER                                       OWNED                 OF CLASS
-----------------         -----------------------------                           ----------------       --------------
Common Stock              Putnam Investments                                       1,449,975                   14.5%
                          One Post Office Square
                          Boston Massachusetts 02109

Common Stock              James D. Bennett                                         1,041,749                   10.4%
                          c/o Bennett Management Corp.
                          2 Stamford Plaza, Suite 1501
                          261 Tresser Boulevard
                          Stamford, Connecticut 06901


With the effectiveness of our plan of reorganization on December 31, 2001, all previously issued shares of common stock were cancelled, and all of the currently outstanding shares of our common stock are now held by those who were our creditors on July 31, 2001. Mr. Glattly became one of our unsecured creditors as a result of our acquisition of Pioneer Chlor Alkali Company, Inc. in 1995 and, consequently, he will receive approximately 465 shares of our common stock in accordance with the terms of the plan of reorganization. None of our other officers or our directors own or have the right to receive any shares of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During 1999, we entered into arrangements with an affiliate of Strategic Distribution, Inc. pursuant to which the affiliate provides procurement, handling and data management for maintenance, repair and operating supplies at our facilities in Henderson, Nevada and St. Gabriel, Louisiana. William R. Berkley, who until December 31, 2001, was Chairman of our Board of Directors, and the beneficial owner of approximately 60% of our then outstanding Class A Common Stock, owned approximately 23% of Strategic Distribution's common stock, and served as the chairman of the board of directors of that company. Andrew R. Bursky and Jack H. Nusbaum, who until December 31, 2001 were members of our board of directors, were also directors of Strategic Distribution. During 2001, the Strategic Distribution affiliate charged operating expenses of approximately $3.6 million for materials and its services. The agreements were terminated as a part of the implementation of the plan of reorganization, and $1 million of the $3.6 million was discharged.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1)   Financial Statements.

                  See Index to Consolidated Financial Statements on page 45.

            (2)   Financial Statement Schedules.

                  See Index to Consolidated Financial Statements on page 45.

            (3)   Exhibits

    EXHIBIT NO.                             DESCRIPTION

         2.1 Pioneer Companies, Inc. Amended Joint Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code.

         2.2      Order Approving Disclosure Statement, dated September 21,
                  2001.

         2.3* Order Confirming Joint Plan of Reorganization, dated November 28, 2001 (incorporated by reference to Exhibit 2.4 to Pioneer's Current Report on Form 8-K filed on December 28,
                  2001).

         2.4* Asset Purchase Agreement, dated as of May 14, 1997, by and between OCC Tacoma, Inc. and Pioneer Companies, Inc. (incorporated by reference to Exhibit 2 to Pioneer's Current Report on Form 8-K filed on July 1, 1997).

         2.5* Asset Purchase Agreement, dated as of September 22, 1997 between PCI Chemicals Canada Inc. ("PCICC"), PCI Carolina, Inc. and Pioneer Companies, Inc. and ICI Canada Inc., ICI Americas, Inc. and Imperial Chemical Industries plc (incorporated by reference to Exhibit 2 to Pioneer's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

         2.6* First Amendment to Asset Purchase Agreement, dated as of October 31, 1997, between PCICC, PCI Carolina, Inc. and Pioneer Companies, Inc. and ICI Canada Inc., ICI Americas, Inc. and Imperial Chemical Industries plc (incorporated by reference to Exhibit 2 to Pioneer's Current Report on Form 8-K filed on November 17, 1997).

         3.1 Fourth Amended and Restated Certificate of Incorporation of Pioneer Companies, Inc.

         3.2      Amended and Restated By-laws of Pioneer Companies, Inc.

         4.1      Specimen Pioneer Companies, Inc. Stock Certificate.

         4.2 Registration Rights Agreement, dated as of December 31, 2001, among Pioneer Companies, Inc., PCI Chemicals Canada Company and the persons listed therein.

         4.3 Indenture, dated as of December 31, 2001, among PCI Chemicals Canada Company, the guarantors named therein and Wells Fargo Bank Minnesota, National Association, as trustee, relating to $150,000,000 principal amount of 10% Senior Secured Guaranteed Notes due 2008.

         4.4 Term Loan Agreement, dated as of December 31, 2001, among Pioneer Americas LLC, the guarantors named therein, the lenders from time to time parties thereto and Wells Fargo Bank Minnesota, National Association, as administrative agent.

         4.5 Indenture, dated as of December 31, 2001, among Pioneer Americas LLC, the guarantors named therein, and Wells Fargo Bank Minnesota, National Association, as trustee, relating to up to $50,000,000 principal amount of Senior Secured Floating Rate Guaranteed Notes due 2006.

         4.6 Loan and Security Agreement, dated as of December 31, 2001, among PCI Chemicals Canada Company, Pioneer Americas LLC, the lenders that are signatories thereto and Foothill Capital Corporation, as arranger and administrative agent.

         4.7 First Amendment to Loan and Security Agreement, dated April 15, 2002, between and among the lenders identified on the signature pages thereto, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC.

    EXHIBIT NO.                             DESCRIPTION


         4.8 Common Security and Intercreditor Agreement, dated as of December 31, 2001 by and among the grantors named therein and Wells Fargo Bank Minnesota, National Association.

         10.1+    Pioneer Companies, Inc. 2001 Employee Stock Option Plan.

         21.1     List of Subsidiaries.

----------

* Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

+    Indicates management contract or compensatory plan or arrangement.


         (b) Reports on Form 8-K.

         On December 19, 2001, we filed a report on Form 8-K. Under Item 5 "Other Events," we reported that we were providing information to investors concerning a restatement of our financial statements for the second fiscal quarter of 2001 in order to reflect certain net unrealized losses under Statement of Financial Standards 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. We also provided information concerning recent events in connection with our case under Chapter 11 of the U.S. Bankruptcy Code.

         On December 28, 2001, we filed a report on Form 8-K. Under Item 3 "Bankruptcy or Receivership," we reported information with respect to the order confirming the Amended Joint Plan of Reorganization, dated September 21, 2001, as modified (the "Plan") of Pioneer Companies, Inc., Pioneer Corporation of America ("PCA"), Imperial West Chemical Company, PCI Chemicals Canada Inc. ("PCICC"), Pioneer Americas, Inc., Pioneer (East), Inc., Pioneer Water Technologies, Inc., Pioneer Leasing, Inc. and KWT, Inc. (collectively, the "Debtors"). The order confirming the Plan was signed by the United States Court for the Southern District of Texas, Houston Division (the "Court") in Case No. 01-38259-H3-11, on November 28, 2001, and was entered into the Court's docket on November 28, 2001. Pursuant to the Plan, the Debtors will continue their business operations in the manufacturing and marketing of chlorine, caustic soda, hydrochloric acid and related products.

         Under Item 7 "Financial Statements and Exhibits," we filed the Debtors' Amended Joint Plan of Reorganization, dated September 21, 2001, the Debtors' Motion for Order Modifying the Debtors' Joint Plan of Reorganization, dated November 6, 2001, the Debtors' Second Motion for Order Modifying the Debtors' Joint Plan of Reorganization, dated November 28, 2001, the Order Confirming Debtors' Joint Plan of Reorganization, dated November 28, 2001, Unaudited Consolidated Balance Sheet of Pioneer as of September 30, 2001, and a Press Release issued November 29, 2001.

         (c) Financial Statement Schedule.

         See Index to Consolidated Financial Statements on page 45.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PIONEER COMPANIES, INC.
                                        (Registrant)


Date: April 16, 2002                    By:     /s/ MICHAEL J. FERRIS
                                           -------------------------------------
                                                    Michael J. Ferris
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                           SIGNATURE                              TITLE                      DATE
            --------------------------------------     --------------------------       --------------
                     /s/ MICHAEL J. FERRIS             President, Chief Executive       April 16, 2002
            --------------------------------------      Officer and Director
                       (Michael J. Ferris)


                     /s/ PHILIP J. ABLOVE              Executive Vice President and     April 16, 2002
            --------------------------------------      Chief Financial Officer
                       (Philip J. Ablove)               (Principal Financial Officer)


                     /s/ PIERRE PRUD'HOMME             Vice President, Controller       April 16, 2002
            --------------------------------------      (Principal Accounting
                       (Pierre Prud'homme)              Officer)


                    /s/ DAVID N. WEINSTEIN             Chairman of the Board            April 16, 2002
            --------------------------------------
                      (David N. Weinstein)


                     /s/ MARVIN E. LESSER              Director                         April 16, 2002
            --------------------------------------
                       (Marvin E. Lesser)


                    /s/ MICHAEL Y. McGOVERN            Director                         April 16, 2002
            --------------------------------------
                      (Michael Y. McGovern)


                     /s/ GARY L. ROSENTHAL             Director                         April 16, 2002
            --------------------------------------
                       (Gary L. Rosenthal)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES


                                                                                        PAGE
                                                                                        ----
         Independent Auditors' Report.................................................   46

         Consolidated Financial Statements, Pioneer Companies, Inc.
         and subsidiaries:

             Consolidated Balance Sheets as of December 31, 2001
             (Successor Company) and 2000 (Predecessor Company).......................   47

             Consolidated Statements of Operations for the years ended
             December 31, 2001, 2000 and 1999 (Predecessor Company)...................   48

             Consolidated Statements of Stockholders' Equity (Deficiency
             in Assets) for the years ended December 31, 2001(Predecessor Company
             and Successor Company), 2000 and 1999 (Predecessor Company)..............   49

             Consolidated Statements of Cash Flows for the years ended
             December 31, 2001, 2000 and 1999 (Predecessor Company)...................   50

             Notes to Consolidated Financial Statements...............................   51

         Supplemental Schedule:

         Schedule II -- Valuation and Qualifying Accounts.............................   77

         All schedules, except the one listed above, have been omitted because they are not required under the relevant instructions or because the required information is included in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Pioneer Companies, Inc.

         We have audited the accompanying consolidated balance sheets of Pioneer Companies, Inc. and subsidiaries ("Pioneer") as of December 31, 2001 (Successor Company balance sheet) and 2000 (Predecessor Company balance sheet), and the related consolidated statements of operations, stockholders' equity (deficiency in assets) and of cash flows for each of the three years in the period ended December 31, 2001 (Predecessor Company operations). Our audits also included the financial statement schedule listed in the Index referred to in Item 8 of the Successor Company and Predecessor Company as of the respective dates referred to above. These financial statements and the financial statement schedule are the responsibility of Pioneer's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

         As discussed in Note 2 to the consolidated financial statements, on July 31, 2001, Pioneer and each of its direct and indirect wholly owned subsidiaries filed a petition for relief under Chapter 11 of the U. S. Bankruptcy Code in Houston, Texas. On the same day, a parallel filing under the Canadian Companies' Creditors Arrangement Act was filed in Superior Court in Montreal, Canada. These filings were jointly administered, and on November 28, 2001, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on December 31, 2001. Accordingly, the accompanying financial statements and the financial statement schedule have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods.

         In our opinion, the Successor Company consolidated balance sheet presents fairly, in all material respects, the financial position of Pioneer as of December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor Company as of December 31, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001.

         As discussed in Note 3 to the consolidated financial statements, Pioneer adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted on January 1, 2001.

         The accompanying consolidated financial statements have been prepared assuming that Pioneer will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Pioneer emerged from bankruptcy on December 31, 2001 with a substantial liability relating to its portfolio of mark-to-market derivative instruments. In addition, Pioneer's senior secured debt agreements contain restrictive financial covenants and its revolving credit facility contains restrictive financial covenants, a subjective precondition to lending clause and a lock-box arrangement. The financial covenants were established based on financial projections prepared in connection with Pioneer's plan of reorganization. Pioneer has not demonstrated that it will be able to comply with such provisions at future reporting dates. These matters raise substantial doubt about Pioneer's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 2. The consolidated financial statements do not include adjustments that might result from the outcome of these uncertainties.


April 16, 2002

HOUSTON, TEXAS

                             PIONEER COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                               SUCCESSOR    | PREDECESSOR
                                                                                COMPANY     |   COMPANY
                                                                              ------------- | -------------
                                                                               DECEMBER 31, |  DECEMBER 31,
                                                                                  2001      |     2000
                                                                              ------------- | -------------
                                                                                            |
                               ASSETS                                                       |
Current assets:                                                                             |
  Cash and cash equivalents ...............................................   $       3,624 | $       5,935
  Accounts receivable, less allowance for doubtful accounts:                                |
    2001, $2,180;  2000, $1,392 ...........................................          41,568 |        49,571
  Inventories .............................................................          18,148 |        25,067
  Current derivative asset ................................................         178,028 |            --
  Prepaid expenses and other current assets ...............................           5,922 |         2,302
                                                                              ------------- | -------------
         Total current assets .............................................         247,290 |        82,875
Property, plant and equipment:                                                              |
  Land ....................................................................           7,732 |        10,622
  Buildings and improvements ..............................................          41,457 |        61,334
  Machinery and equipment .................................................         220,203 |       348,695
  Construction in progress ................................................           6,725 |        15,138
                                                                              ------------- | -------------
                                                                                    276,117 |       435,789
Less accumulated depreciation .............................................              -- |      (135,405)
                                                                              ------------- | -------------
                                                                                    276,117 |       300,384
Other assets, net of accumulated amortization: 2001, $0; 2000, $12,004 ....          11,816 |        27,218
Non-current derivative asset ..............................................          87,625 |            --
Excess cost over the fair value of net assets acquired, net of                              |
  accumulated amortization of 2001, $0; 2000, $39,945 .....................              -- |       179,560
Excess reorganization value over the fair value of identifiable                             |
  assets ..................................................................          84,064 |            --
                                                                              ------------- | -------------
         Total assets .....................................................   $     706,912 | $     590,037
                                                                              ============= | =============
                                                                                            |
            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)                     |
                                                                                            |
Current liabilities:                                                                        |
  Accounts payable ........................................................   $      24,839 | $      43,738
  Accrued liabilities .....................................................          34,497 |        44,082
  Current derivative liability ............................................         168,865 |            --
  Current portion of long-term debt .......................................           7,375 |       597,715
                                                                              ------------- | -------------
         Total current liabilities ........................................         235,576 |       685,535
Long-term debt, less current portion ......................................         205,223 |         4,086
Accrued pension and other employee benefits ...............................          21,267 |        14,984
Non-current derivative liability ..........................................         207,625 |            --
Other long-term liabilities ...............................................          26,694 |        12,256
Commitments and contingencies (Note 18)                                                     |
Redeemable preferred stock: $.01 par value, authorized 10,000                               |
shares, 55 issued and outstanding .........................................              -- |         5,500
Stockholders' equity (deficiency in assets):                                                |
    Common stock, $.01 par value, authorized 50,000 shares, issued                          |
      and outstanding 10,000 shares .......................................             100 |            --
    Class A Common Stock, $.01 par value, authorized 46,000 shares                          |
      issued and outstanding 10,679 shares ................................              -- |           106
    Class B Common Stock, $.01 par value, authorized 4,000 shares,                          |
      issued and outstanding 859 shares ...................................              -- |             9
Additional paid-in capital ................................................          10,427 |        55,193
Retained earnings (deficit) ...............................................              -- |      (187,556)
Accumulated other comprehensive loss ......................................              -- |           (76)
                                                                              ------------- | -------------
         Total stockholders' equity (deficiency in assets) ................          10,527 |      (132,324)
                                                                              ------------- | -------------
         Total liabilities and stockholders' equity (deficiency in                          |
           assets) ........................................................   $     706,912 | $     590,037
                                                                              ============= | =============


                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    PREDECESSOR  COMPANY
                                                          -----------------------------------------
                                                                   YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                             2001            2000           1999
                                                          -----------    -----------    -----------
Revenues ..............................................   $   383,482    $   402,908    $   354,421
Cost of sales .........................................       338,336        370,997        343,688
                                                          -----------    -----------    -----------
Gross profit ..........................................        45,146         31,911         10,733
Selling, general and administrative expenses ..........        41,526         43,424         49,580
Change in fair value of derivatives ...................       110,837             --             --
Asset impairment and other charges ....................        12,938             --             --
                                                          -----------    -----------    -----------
Operating loss ........................................      (120,155)       (11,513)       (38,847)
Interest expense, net (contractual interest
expense for 2001: $57,728) ............................       (36,010)       (56,328)       (51,927)
Reorganization items ..................................        (6,499)            --             --
Fresh start adjustments ...............................      (106,919)            --             --
Other income, net .....................................         1,169          3,309         14,176
                                                          -----------    -----------    -----------
Loss before income taxes and extraordinary item .......      (268,414)       (64,532)       (76,598)
Income tax expense (benefit) ..........................         3,123         41,031        (26,214)
                                                          -----------    -----------    -----------
Net loss before extraordinary item ....................      (271,537)      (105,563)       (50,384)
Extraordinary item - net of tax .......................       414,312             --             --
                                                          -----------    -----------    -----------
Net income (loss) .....................................   $   142,775    $  (105,563)   $   (50,384)
                                                          ===========    ===========    ===========
Loss per common share -- basic and diluted:
  Net loss before extraordinary item ..................   $    (23.53)   $     (9.15)   $     (4.38)

  Extraordinary item ..................................   $     35.91    $        --    $        --
                                                          -----------    -----------    -----------
  Net income (loss) ...................................   $     12.38    $     (9.15)   $     (4.38)
                                                          ===========    ===========    ===========

Weighted average number of shares outstanding:
  Basic and diluted ...................................        11,538         11,535         11,515


                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                                 (IN THOUSANDS)

                                                         COMMON STOCK ISSUED
                                           ------------------------------------------------          NEW COMMON
                                                   CLASS A                   CLASS B                   STOCK            ADDITIONAL
                                           ----------------------    ----------------------    ---------------------     PAID-IN
                                             SHARES       AMOUNT       SHARES       AMOUNT       SHARES     AMOUNT       CAPITAL
                                           ---------    ---------    ---------    ---------    ---------   ---------    ----------
Predecessor Company:
Balance at January 1, 1999 .............       9,927    $      99          803    $       8           --   $      --    $  55,055
  Net loss .............................          --           --           --           --           --          --           --
  Stock issued .........................          32           --           --           --           --          --          129
  Stock dividend issued ................         697            7           56            1           --          --           (8)
                                           ---------    ---------    ---------    ---------    ---------   ---------    ---------
Balance at December 31, 1999 ...........      10,656          106          859            9                                55,176
Comprehensive loss:
  Net loss .............................          --           --           --           --           --          --           --
  Other comprehensive loss, net
  of taxes:
  Additional minimum pension
  liability ............................          --           --           --           --           --          --           --
    Total comprehensive loss ...........
  Stock issued .........................          23           --           --           --           --          --           17
                                           ---------    ---------    ---------    ---------    ---------   ---------    ---------
Balance at December 31, 2000 ...........      10,679          106          859            9                                55,193
Comprehensive income:
  Net income ...........................          --           --           --           --           --          --           --
  Other comprehensive loss, net
  of taxes:
   Additional minimum pension
    liability ..........................          --           --           --           --           --          --           --
    Total comprehensive
    income .............................
    Cancellation of old shares .........     (10,679)        (106)        (859)          (9)          --          --           --
    Reorganization adjustments .........          --           --           --           --           --          --      (44,766)
                                           ---------    ---------    ---------    ---------    ---------   ---------    ---------
Balance at December 31, 2001 ...........          --    $      --           --    $      --           --   $      --    $  10,427
                                           =========    =========    =========    =========    =========   =========    =========

Successor Company:
Stock issued in reorganization .........          --           --           --           --       10,000         100           --
                                           ---------    ---------    ---------    ---------    ---------   ---------    ---------

Balance at December 31, 2001 ...........          --    $      --           --    $      --    $  10,000   $     100    $  10,427
                                           =========    =========    =========    =========    =========   =========    =========


                                                         ACCUMULATED
                                                           OTHER
                                             RETAINED   COMPREHENSIVE
                                             DEFICIT    INCOME (LOSS)   TOTAL
                                            ---------   ------------- ---------
Predecessor Company:
Balance at January 1, 1999 .............    $ (31,609)   $      --    $  23,553
  Net loss .............................      (50,384)          --      (50,384)
  Stock issued .........................           --           --          129
  Stock dividend issued ................           --           --           --
                                            ---------    ---------    ---------
Balance at December 31, 1999 ...........      (81,993)          --      (26,702)
Comprehensive loss:
  Net loss .............................     (105,563)          --
  Other comprehensive loss, net
  of taxes:
    Additional minimum pension
    liability ..........................           --          (76)
    Total comprehensive loss ...........                               (105,639)
  Stock issued .........................           --           --           17
                                            ---------    ---------    ---------
Balance at December 31, 2000 ...........     (187,556)         (76)    (132,324)
Comprehensive income:
  Net income ...........................      142,775           --
  Other comprehensive loss, net
  of taxes:
  Additional minimum pension
  liability ............................           --         (576)
    Total comprehensive
    income .............................                                142,199
    Cancellation of old shares .........           --           --         (115)
    Reorganization adjustments .........       44,781          652          667
                                            ---------    ---------    ---------
Balance at December 31, 2001 ...........    $      --    $      --    $  10,427
                                            =========    =========    =========

Successor Company:
Stock issued in reorganization .........           --           --          100
                                            ---------    ---------    ---------

Balance at December 31, 2001 ...........    $      --    $      --    $  10,527
                                            =========    =========    =========


                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            PREDECESSOR COMPANY
                                                               -----------------------------------------------
                                                                           YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------
                                                                   2001             2000              1999
                                                               -------------    -------------    -------------
Operating activities:
  Net income (loss) ........................................   $     142,775    $ (105,563)      $     (50,384)
  Adjustments to reconcile net income (loss) to net
     cash flows from operating activities:
     Fresh start adjustments ...............................         106,919               --               --
     Extraordinary item, net ...............................        (414,312)              --               --
     Reduction in post-retirement medical expense ..........              --               --          (12,530)
     Depreciation and amortization .........................          46,810           50,242           54,713
     Provision for loss on accounts receivable .............           2,848               93              349
     Deferred tax expense (benefit) ........................           3,071           41,255          (26,530)
     Change in fair value of derivatives ...................         110,837               --               --
     Asset impairment ......................................           3,881               --               --
     Loss on disposal of assets ............................             (29)          (2,257)         (10,922)
     Foreign exchange gain (loss) ..........................            (663)             636           (1,025)
     Net effect of changes in operating assets and
       liabilities .........................................          30,769           28,731           (6,020)
                                                               -------------    -------------    -------------
          Net cash flows from operating activities .........          32,906           13,137          (52,349)
                                                               -------------    -------------    -------------
Investing activities:
  Capital expenditures .....................................         (13,112)         (18,697)         (28,318)
  Proceeds from disposal of assets .........................             233            2,878           13,159
                                                               -------------    -------------    -------------
          Net cash flows from investing activities .........         (12,879)         (15,819)         (15,159)
                                                               -------------    -------------    -------------
Financing activities:
  Debtor-in-possession credit facility, net ................           6,663               --               --
  Pre-petition revolving credit borrowings, net ............         (27,581)           6,418           21,163
  Repayments on long-term debt .............................            (571)          (1,950)          (2,666)
  Debt issuance and related costs ..........................              --               --             (968)
  Other ....................................................              --               18              129
                                                               -------------    -------------    -------------
          Net cash flows from financing activities .........         (21,489)           4,486           17,658
                                                               -------------    -------------    -------------
Effect of exchange rate changes on cash and
  cash equivalents..........................................            (849)          (1,379)           1,538
                                                               -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents........          (2,311)             425          (48,312)
                                                               -------------    -------------    -------------
Cash and cash equivalents at beginning of period ...........           5,935            5,510           53,822
                                                               -------------    -------------    -------------
Cash and cash equivalents at end of period .................   $       3,624    $       5,935    $       5,510
                                                               =============    =============    =============


                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

     The consolidated financial statements include the accounts of Pioneer Companies, Inc. (the "Company" or "PCI") and its consolidated subsidiaries (collectively, "Pioneer"). The term "Predecessor Company" refers to Pioneer prior to its emergence from bankruptcy on December 31, 2001. References to predecessors of Pioneer Americas LLC ("PALLC") include Pioneer Americas, Inc., Pioneer Corporation of America and Pioneer Chlor-Alkali Company, Inc. during the period from 1998 to 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

     Pioneer operates in one industry segment, the production, marketing and selling of chlor-alkali and related products. Pioneer operates in one geographic area, North America. Pioneer conducts its primary business through its operating subsidiaries: PCI Chemicals Canada Company (formerly known as PCI Chemicals Canada Inc.) ("PCI Canada") and PALLC.

     In August 2000 Pioneer completed the disposition of substantially all of the assets of two of its former operating subsidiaries, KNA California, Inc. (formerly known as Kemwater North America Company and which Pioneer refers to as KNA) and KWT, Inc. (which Pioneer refers to as KWT and together with KNA, as Kemwater). Kemwater manufactured and supplied polyaluminum chlorides to certain potable and waste water markets in the United States. The products were used primarily to remove solids from waste water streams and to control hydrogen sulfide emissions. Kemwater also manufactured and marketed aluminum sulfate to the waste water and pulp and paper industries. Kemwater had revenues of $8.7 million and $22.4 million in 2000 and 1999, respectively.

     Dollar amounts, other than per share amounts, in tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated.

2. BASIS OF PRESENTATION AND MANAGEMENT PLANS

     In December 2000, due to a lack of sufficient liquidity, Pioneer suspended payments of interest and principal under various debt agreements which, following the expiration of any applicable grace periods, resulted in defaults under those agreements. On July 31, 2001, Pioneer filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in Houston, Texas. On the same day, a parallel filing under the Canadian Companies' Creditors Arrangement Act was filed in Superior Court in Montreal, Canada, by PCI Canada. The bankruptcies were jointly administered. On November 28, 2001, Pioneer's proposed plan of reorganization was confirmed by the bankruptcy court, and became effective on December 31, 2001.

     On December 31, 2001, the Company and each of its direct and indirect wholly-owned U.S. subsidiaries emerged from protection under the U.S. Bankruptcy Code, and on the same date PCI Canada emerged from protection under the provisions of Canada's Companies Creditors' Arrangement Act. Under the plan of reorganization that was effective on December 31, 2001, the common stock of the Predecessor Company was cancelled, the holders of the Predecessor Company's senior secured debt received $200 million in principal amount of new senior secured debt along with newly issued shares representing 97% of the Company's common stock with the remaining 3% of the Company's common stock to be distributed to the Company's unsecured creditors. Trade creditors with small claims received cash, and other critical vendors will receive payments determined under individually-negotiated settlements.

     Pioneer has applied the accounting principles provided for in the American Institute of Certified Public Accountant's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), including fresh start accounting upon emergence. Accordingly, Pioneer's financial position, results of operations and cash flows for the periods after Pioneer's emergence from bankruptcy are not comparable to earlier periods.

     Upon emergence from bankruptcy, Pioneer's senior secured debt outstanding aggregated $206.7 million consisting of Senior Secured Floating Rate Guaranteed Notes due 2006 in the aggregate principal amount of $45.4 million (the "Secured Guaranteed Notes"), Floating Rate Term Notes due 2006 in the aggregate principal amount of

$4.6 million (the "Senior Floating Notes"), 10% Senior Secured Guaranteed Notes due 2008 in the aggregate principal amount of $150 million (the "10% Senior Secured Notes"), and a Revolving Credit Facility with a $30 million commitment and a borrowing base restriction (the "Revolver"), borrowings under which were used shortly after the emergence from bankruptcy to replace $6.7 million of debtor-in-possession financing which was outstanding as of December 31, 2001. Collectively, the $200 million in Senior Guaranteed Notes, Senior Floating Notes and 10% Senior Secured Notes are referred to as the Senior Notes and together with the Revolver are referred to as the Senior Secured Debt. In addition, at December 31, 2001, we have $5.9 million of other debt outstanding, comprised of notes maturing in various years through 2014. The Senior Secured Debt requires payments of interest in cash and contains various covenants including a financial covenant in the Revolver (which if violated will create a default under the cross-default provisions of the Senior Notes) which obligates Pioneer to comply with certain cash flow requirements. The interest payment requirements of the Senior Secured Debt and the financial covenant in the Revolver were set at levels based on financial projections prepared in connection with the plan of reorganization and do not accommodate significant downward variations in operating results. The plan of reorganization and the related financial projections were predicated on improvements in the chlorine and caustic soda markets from the historic lows experienced in the last few years. Those market improvements, along with the reduced debt levels resulting from the reorganization, were expected to return the Company to a more sound financial basis.

     During the short time since Pioneer emerged from bankruptcy, the chlorine and caustic soda markets have not attained the levels included in the projections prepared in connection with the plan of reorganization, and Pioneer does not expect to achieve the results that were included in the projections for 2002. While some increase in chlorine prices is expected to occur during the second quarter of 2002, caustic soda prices have been decreasing and are at low levels and are expected to continue at the same or lower levels during the second quarter. The current low prices have created liquidity that is less than that which would result from the projections prepared in connection with the plan of reorganization, and Pioneer has responded by cutting costs and reducing expenditures, including idling manufacturing capacity and laying off operating and administrative employees. Unless there is significant improvement in product prices, Pioneer will not have the liquidity necessary to meet all of its obligations.

     As discussed in Note 3, Pioneer has a substantial portfolio of mark-to-market derivative instruments. Changes in the fair value of the derivatives are reported in the statement of operations in the period of change, and are included in the Revolver EBITDA covenant discussed below.

     Prior to the amendment to the Revolver discussed below (which amendment changed, among other things, the method for calculating EBITDA as defined below) one of the covenants in our Revolver required Pioneer to generate $5.1 million of net earnings before extraordinary gains, interest, income taxes, depreciation and amortization (referred to as EBITDA) during the quarter ended March 31, 2002, $10.8 million of EBITDA during the six month period ending June 30, 2002, $19.6 million of EBITDA during the nine month period ending September 30, 2002, $32.4 million of EBITDA during the twelve month period ending December 31, 2002 and $32.6 million of EBITDA for each twelve month period ending each fiscal quarter thereafter. The Revolver also provides that as a condition of borrowings there shall not have occurred any material adverse change in Pioneer's business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).

     Pioneer was in compliance with the EBITDA covenant during the quarter ended March 31, 2002, but only with the inclusion of the effect of the change in fair value of derivatives (which is discussed in Note 3), and Pioneer may not generate the required amount of Adjusted EBITDA (defined below) during subsequent quarters. During March 2002 the lender under Pioneer's Revolver advised Pioneer that it believed that a material adverse change had occurred, although it continued to fund loans under the Revolver. In order to address concerns about adverse changes in Pioneer's financial condition and the possibility that Pioneer might not comply with the EBITDA covenant during the remainder of the current year, Pioneer had discussions with the lender on the proposed terms of an amendment to the Revolver. The lender has now rescinded the effect of its notice of a material adverse change that may have occurred, and extended the deadline for the provision of financial statements for the year ended December 31, 2001 for which Pioneer was not in compliance. In connection with the waiver, Pioneer has amended the Revolver to (i) revise the definition of EBITDA to exclude the effects of changes in the fair value of derivative instruments (as so adjusted, "Adjusted EBITDA"), (ii) eliminate the availability of interest rates based on LIBOR and (iii) replace the previously applicable margin over the prime rate (the "Previous Rate") with the Previous Rate plus 2.25% for all loans that are and will be outstanding under the Revolver. Pioneer paid a forbearance fee of $250,000 in connection with the foregoing waiver and amendment. Also in connection with the foregoing waiver and amendment, Pioneer agreed with Pioneer's lender to further amend the terms of the Revolver to revise the Adjusted EBITDA covenant (which currently contains the same levels of required EBITDA as the original Revolver) to take into account Pioneer's current expectations for the amount of Adjusted EBITDA that will be generated during 2002 as agreed to by the lender and to add such other financial covenants to the Revolver as Pioneer's lender deems necessary to monitor Pioneer's performance in meeting such projections. Pioneer's failure to effect the additional amendment to the Revolver by May 10, 2002 will constitute a default under the Revolver and a cross-default under the Senior Notes, unless agreed otherwise by the lender.

     The Revolver provides for revolving loans in an aggregate amount up to $30 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which secure borrowings under the facility. The Revolver requires a lock-box arrangement, whereby cash receipts are deposited directly into a lock box controlled by the lender, and are used by the lender to reduce outstanding borrowing under the Revolver. Because the Revolver requires a lock-box arrangement and contains a subjective precondition to lending clause, which allows the lender to stop funding borrowings under the Revolver in the event of a material adverse change in Pioneer's business, the Revolver must be classified as current debt.

     If under the Revolver the required Adjusted EBITDA level for any quarter is not met, Pioneer will be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur or have occurred, the lender can exercise its rights under the Revolver and refuse to make further advances. The effect of such a refusal to make further advances is that customer receipts would be applied to borrowings under the Revolver without Pioneer having the ability to reborrow. This would cause Pioneer to suffer a rapid loss of liquidity and it would lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow the lender the right to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under the Senior Notes which would provide the holders of the Senior Notes with the right to accelerate their $200 million in outstanding indebtedness and demand its immediate repayment. In such circumstances, Pioneer would be required to refinance, restructure or reorganize all or a portion of its indebtedness, sell assets, obtain additional debt or equity financing or take other actions, including seeking protection under Chapter 11 of the U.S. Bankruptcy Code and under Canada's Companies Creditors' Arrangement Act. Pioneer cannot predict the actions of the lender under the Revolver, or the actions of that lender or the holders of the Senior Notes and its trade creditors, including any action to force Pioneer into involuntary bankruptcy proceedings, in the event the proposed amendment to the Revolver is not effected, or the outcome of any of the actions that Pioneer may need to take in response to such actions.

     The uncertainties described above raise concern about Pioneer's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reorganization

     Reorganization items include legal and professional fees and expenses related to Pioneer's reorganization incurred subsequent to the Chapter 11 filings and executive retention bonuses, offset by gains from individually-negotiated settlements of critical vendor pre-petition liabilities prior to confirmation of the plan of reorganization.

Cash and Cash Equivalents

     All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Inventories

     Inventories are valued at the lower of cost or market. Finished goods and work-in-process costs are recorded under the average cost method, which includes appropriate elements of material, labor and manufacturing overhead costs, while the first-in, first-out method is utilized for raw materials, supplies and parts. Pioneer enters into agreements with other companies to exchange chlor-alkali inventories in order to minimize working capital requirements and to optimize distribution logistics. Balances related to quantities due to or payable by Pioneer are included in inventory.

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

     Property, plant and equipment was revalued pursuant to fresh start accounting. See Note 4.

Impairment of Long-Lived Assets

     Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or net realizable value. See Note 16 for discussion of asset impairment charges recorded in 2001.

Other Assets

     Prior to December 31, 2001, other assets included amounts for deferred financing costs, which were being amortized on a straight-line basis over the term of the related debt. Amortization of such costs using the interest method would not have resulted in material differences in the amounts amortized during the periods presented. At December 31, 2001, unamortized debt issuance costs of $12.4 million were written-off against the related debt balances in accordance with SOP 90-7. Amortization expense for other assets for the years ended December 31, 2001, 2000 and 1999 was approximately $3.8 million, $4.8 million and $7.7 million, respectively.

Excess Cost Over The Fair Value of Net Assets Acquired

     Prior to Pioneer's emergence from bankruptcy and application of fresh start accounting, excess cost over the fair value of net assets acquired ("goodwill") was amortized on a straight-line basis over 25 years. Amortization expense for excess cost over the fair value of net assets acquired was approximately $8.9 million, $9.0 million and $9.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Excess Reorganization Value Over The Fair Value of Identifiable Assets

     Upon Pioneer's emergence from bankruptcy and application of fresh start accounting, Pioneer recorded $84.1 million of excess reorganization value over the fair value of identifiable assets ("goodwill") attributable to its Canadian operations. In accordance with SFAS 142, "Goodwill and Other Intangible Assets," ("SFAS 142"), this goodwill will not be amortized. The carrying value of goodwill will be reviewed at least annually, and if this review indicates that such excess reorganization value will not be recoverable, as determined based on the estimated future undiscounted cash flows of the applicable reporting unit, Pioneer's carrying value of goodwill will be adjusted in accordance with SFAS 142.

Environmental Expenditures

     Remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are based upon management's best estimate of the ultimate cost. Ongoing environmental compliance costs, including maintenance and monitoring costs, are charged to operations as incurred. See Note 20.

Revenue Recognition

     Pioneer generates revenues through sales in the open market and long-term supply contracts. Revenue is recognized when the products are shipped and collection is reasonably assured. Pioneer classifies amounts billed to customers for shipping and handling as revenues, with the related shipping and handling costs included in cost of goods sold.

Research and Development Expenditures

     Research and development expenditures are expensed as incurred. Such costs totaled $1.0 million in 2001, $1.4 million in 2000 and $1.5 million in 1999.

Per Share Information

     Per share information for all periods presented reflects 7% stock dividends on the Class A and Class B Common Stock issued in December 1999. All of the Class A and Class B Common Stock of the Predecessor Company was cancelled upon emergence from bankruptcy. Accordingly, per share amounts will not be comparable with future results.

Preferred Stock

     Upon emergence from bankruptcy, all outstanding preferred stock was cancelled.

Foreign Currency Translation

     Following SFAS 52, "Foreign Currency Translation," the functional accounting currency for Canadian operations is the U.S. dollar; accordingly, gains and losses resulting from balance sheet translations are included in the consolidated statement of operations.

Reclassifications

     Certain amounts have been reclassified in prior years to conform to the current year presentation. All reclassifications have been applied consistently for the periods presented.

Estimates and Assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Derivatives

     Pioneer adopted the accounting and reporting standards of Statement of Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities," as interpreted and amended, ("SFAS 133"), as of January 1, 2001. This statement established accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The change in the fair value of derivatives that are not hedges must be recognized currently as a gain or loss in the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is settled. Under hedge accounting, the ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Based upon the contracts in effect at January 1, 2001, the adoption of SFAS 133 had no effect on the consolidated financial statements at that date.

     The Colorado River Commission ("CRC") supplies power to Pioneer's Henderson facility pursuant to contracts covering hydro-generated power, power requirements in excess of hydropower, and power transmission and supply balancing services. CRC is a state agency established in 1940 to manage federal hydropower contracts with utilities and other customers in Southern Nevada, including Pioneer's Henderson facility. Since the low cost hydropower supplied by CRC does not entirely meet Henderson's power demands and those of CRC's other customers, CRC purchases supplemental power from various sources and resells it to Pioneer and other customers.

     Approximately 50% of the electric power supply for the Henderson facility is provided under a supplemental supply contract with CRC. The supplemental supply contract sets forth detailed procedures governing the procurement of power by CRC on Pioneer's behalf. This agreement is not intended to provide for speculative power purchases on Pioneer's behalf.

     In the second and third quarters of 2001, Pioneer recorded net unrealized losses with respect to various derivative positions executed by CRC under the supplemental supply arrangements with CRC. The derivative positions consist of contracts for the forward purchase and sale of electricity as well as options that have been purchased or written for electric power. While a portion of the net unrealized loss, in the amount of $10.3 million at December 31, 2001, relates to transactions specifically approved by Pioneer pursuant to the procedures established by a pre-existing agreement with CRC (the "Approved Derivatives"), Pioneer is disputing CRC's contention that the other derivatives (the "Disputed Derivatives") with an additional net liability at December 31, 2001 of $100.5 million are its responsibility. All $110.8 million of such net unrealized loss has been recorded by Pioneer in the 2001 financial statements, but the outcome of the dispute is in doubt. CRC has further contended that other contracts (the "Rejected Derivatives") reflecting an additional net unrealized loss of $38.4 million as of December 31, 2001, are Pioneer's responsibility although CRC has not provided any documentation of any relationship of those contracts to Pioneer. Pioneer has not recorded any unrealized loss with respect to the Rejected Derivatives, and CRC's contention that Pioneer has any liability with respect to those derivatives is being contested.

     The derivative positions include many types of contracts with varying strike prices and maturity dates extending through 2006. The fair value of the instruments will vary over time based upon market circumstances. The fair value of the derivative positions was determined for Pioneer by an independent consultant using available market information and appropriate valuation methodologies that include current and forward pricing. Considerable judgment, however, is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates for the fair value of the derivative positions are not necessarily indicative of the amounts that could currently be realized upon disposition of the derivative positions or the ultimate amount that would be paid or received when the positions are settled. The use of different market assumptions and/or estimation methodologies would result in different fair values. Management of Pioneer believes that the market information, methodologies and assumptions used by the independent consultant to fair value the derivative positions produces a reasonable estimation of the fair value of the derivative positions at December 31, 2001.

     The information in the tables below presents the electricity futures and options positions outstanding as of December 31, 2001 ($ in thousands), whether approved or disputed.

                                                             Approved         Disputed
                                                          ---------------    ---------------
Electricity Futures Contracts:
  Purchases:
  Contract volume (mwh) ...............................                --         12,785,000
  Range of expirations (years) ........................                --       0.25 to 5.00
  Weighted average years until expiration .............                --               3.41
  Weighted average contract price (per mwh) ...........   $            --    $         59.38
  Notional amount .....................................   $            --    $       759,210
  Weighted average fair value (per mwh) ...............   $            --    $         31.00
  Unrealized loss .....................................   $            --    $      (362,821)

  Sales:
  Contract volume (mwh) ...............................           218,600          7,919,200
  Range of expirations (years) ........................      0.50 to 1.00       0.25 to 5.00
  Weighted average years until expiration .............               .72               2.53
  Weighted average contract price (per mwh) ...........   $         38.72    $         62.59
  Notional amount .....................................   $         8,464    $       495,679
  Weighted average fair value (per mwh) ...............   $         51.34    $         94.36
  Unrealized gain .....................................   $         2,758    $       251,553

Electricity Option Contracts:
  Put (purchase):
  Contract volume (mwh) ...............................           614,000                 --
  Notional amount .....................................   $        30,700    $            --
  Range of expirations (years) ........................              5.00                 --
  Weighted average years until expiration .............              5.00                 --
  Weighted average strike price .......................   $         50.00    $            --
  Unrealized loss .....................................   $       (13,375)   $            --

  Calls (sales):
  Contract volume (mwh) ...............................            61,600          4,534,200
  Notional amount .....................................   $         3,080    $       246,549
  Range of expirations (years) ........................              0.25       0.25 to 4.00
  Weighted average years until expiration .............              0.25               2.97
  Weighted average strike price .......................   $         50.00    $         54.38
  Unrealized gain (loss) ..............................   $           271    $        10,777

Total unrealized loss .................................                      $      (110,837)
                                                                             ===============

Current derivative asset ..............................                      $       178,028
Non-current derivative asset ..........................                               87,625
Current derivative liability ..........................                             (168,865)
Non-current derivative liability ......................                             (207,625)
                                                                             ---------------
Net derivative liability ..............................                      $      (110,837)
                                                                             ===============

4. REORGANIZATION AND FRESH START ADJUSTMENTS

     On December 31, 2001, the Company and each of its direct and indirect wholly-owned U.S. subsidiaries emerged from protection under the U.S. Bankruptcy Code, and on the same date PCI Canada emerged from protection under the provisions of Canada's Companies Creditors' Arrangement Act.

     Under the plan of reorganization that was effective on December 31, 2001, the common stock of the Predecessor Company was cancelled, the holders of the Predecessor Company's senior secured debt received $200 million in principal amount of new senior secured debt and 97% of the common stock of the reorganized company and unsecured creditors are entitled to receive the remaining 3% of the common stock. Trade creditors with small claims received cash, and other critical vendors will receive payments determined under individually-negotiated settlements. These share percentages exclude shares issuable upon the exercise of options to be granted in connection with the Management Equity Incentive Plan adopted as part of the reorganization proceedings. No options have been granted under this plan. See Note 11.

     Pioneer has applied fresh start accounting to the consolidated balance sheet as of December 31, 2001 in accordance with SOP 90-7. Under fresh start accounting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date fresh start accounting is applied similar to the procedures specified in accordance with SFAS 141, "Business Combinations," ("SFAS 141"). In addition, the accumulated deficit of the Predecessor Company was eliminated and its common stock was valued based on an enterprise value of $355 million. Pioneer subsequently adjusted the equity value to include the effects of idling Tacoma and the net derivative liability, which were not considered in the initial valuation. Pioneer recorded the effects of the plan of reorganization and fresh start accounting as of December 31, 2001, as follows (in thousands):


                                                           PREDECESSOR                                         SUCCESSOR
                                                            COMPANY                                             COMPANY
                                                          CONSOLIDATED     REORGANIZATION    FRESH START     CONSOLIDATED
                                                          BALANCE SHEET     ADJUSTMENTS      ADJUSTMENTS     BALANCE SHEET
                                                          -------------    -------------    -------------    -------------
Current assets ........................................   $     249,103    $      (1,769)   $         (44)   $     247,290
Property, plant and equipment, net ....................         275,457               --              660          276,117
Other assets, net .....................................          13,031               --           (1,215)          11,816
Non-current derivative asset ..........................          87,625               --               --           87,625
Excess reorganization value over the fair
value of identifiable assets ..........................         170,612               --          (86,548)          84,064
                                                          -------------    -------------    -------------    -------------
  Total assets ........................................   $     795,828    $      (1,769)   $     (87,147)   $     706,912
                                                          =============    =============    =============    =============

Current liabilities ...................................   $     293,152    $     (55,350)   $      (2,226)   $     235,576
Long-term debt, net of current portion ................         560,454         (355,231)              --          205,223
Accrued pension and other employee benefits ...........          14,921               --            6,346           21,267
Non-current derivative liability ......................         207,625               --               --          207,625
Other long-term liabilities ...........................          11,694               --           15,000           26,694
Redeemable preferred stock ............................           5,500           (5,500)              --               --
                                                          -------------    -------------    -------------    -------------
  Total liabilities ...................................       1,093,346         (416,081)          19,120          696,385


Old common stock ......................................             115             (115)              --               --
New common stock ......................................              --              100               --              100
Additional paid-in capital ............................          55,193          414,327         (459,093)          10,427
Retained earnings (deficit) ...........................        (352,174)              --          352,174               --
Accumulated other comprehensive income ................            (652)              --              652               --
                                                          -------------    -------------    -------------    -------------
  Total shareholders' equity (deficiency in assets) ...        (297,518)         414,312         (106,267)          10,527
                                                          -------------    -------------    -------------    -------------

  Total liabilities and shareholder's equity
    (deficiency in assets) ............................   $     795,828    $      (1,769)   $     (87,147)   $     706,912
                                                          =============    =============    =============    =============

     Reorganization adjustments reflect the forgiveness of debt, including related accrued interest, and certain prepetition trade payables in consideration for new debt and new common stock, resulting in an extraordinary gain of $414.3 million.

5. DIVESTITURES

     In August 2000 Pioneer completed the disposition of Kemwater, which manufactured and supplied polyaluminum chlorides to certain potable and waste water markets in the United States. The products were used primarily to remove solids from waste water streams and to control hydrogen sulfide emissions. Kemwater also manufactured and marketed aluminum sulfate to the waste water and pulp and paper industries. No material gain or loss was recognized upon completion of the sale of the Kemwater assets in 2000.

     Also in 2000, $0.9 million was recorded in asset impairment and other charges relating to the disposition of Kemwater's alum coagulant business at Antioch, California.

     In early 1999, Kemwater sold its iron chlorides business, which was located in the western United States. This disposition resulted in a loss of approximately $0.9 million.

6. CASH FLOW INFORMATION

     The net effect of changes in operating assets and liabilities are as follows:

                                                        PREDECESSOR COMPANY
                                           --------------------------------------------
                                                      YEAR ENDED DECEMBER 31,
                                           --------------------------------------------
                                               2001            2000             1999
                                           ------------    ------------    ------------
Accounts receivable ....................   $      4,463    $        844    $     (2,800)
Inventories ............................          6,489          (2,019)          3,487
Prepaid expenses .......................         (3,614)          1,054             826
Other assets ...........................         (6,923)          5,145          (1,333)
Accounts payable .......................         (5,636)         16,188          (2,709)
Accrued liabilities ....................         36,709          12,934             189
Other long-term liabilities ............           (279)         (4,406)         (5,229)
Accrued pension and other employee
benefits ...............................           (440)         (1,009)          1,549
                                           ------------    ------------    ------------
Net change in operating accounts .......   $     30,769    $     28,731    $     (6,020)
                                           ============    ============    ============


          Following is supplemental cash flow information:

                                      PREDECESSOR COMPANY
                                 ------------------------------
                                     YEAR ENDED DECEMBER 31,
                                 ------------------------------
                                   2001       2000       1999
                                 --------   --------   --------
Cash payments for:
  Interest ...................   $  3,343   $ 46,613   $ 52,652
  Income taxes ...............        210         11        126

7. INVENTORIES

          Inventories consisted of the following at December 31:

                                           SUCCESSOR   |  PREDECESSOR
                                            COMPANY    |   COMPANY
                                           ----------  | ----------
                                              2001     |    2000
                                           ----------  | ----------
                                                       |
Raw materials, supplies and parts ......   $    9,281  | $   14,329
Finished goods and work-in-process .....        9,133  |      9,391
Inventories under exchange                             |
agreements .............................         (266) |      1,347
                                           ----------  | ----------
                                           $   18,148  | $   25,067
                                           ==========  | ==========

8. INVESTMENTS IN BASIC MANAGEMENT, INC. AND THE LANDWELL COMPANY, L.P.

     Prior to June 2000 the Company, through its predecessor subsidiary Pioneer Americas Inc. ("PAI"), was the record owner of approximately 32% of the common stock of Basic Management, Inc. ("BMI"), which owns and maintains the water and power distribution network within a Henderson, Nevada industrial complex. BMI is the general partner of and has a 50% interest in The LandWell Company, L.P. ("LandWell"), which owns land in Henderson and Clark County, Nevada. Prior to June 2000 PAI also owned an approximate 21% limited partnership interest in LandWell. The remainder of the common stock of BMI and the partnership interests in LandWell is owned by other companies with facilities located in the same industrial complex.

     Pioneer's interests in BMI and LandWell, together with certain other California and Louisiana real estate interests, constituted assets that were held for the economic benefit of the previous owners of PAI. Dividends and distributions received by Pioneer on account of such interests were deposited in a separate cash account (the "Contingent Payment Account"), the balance of which was to be applied in satisfaction of certain obligations of such previous owners under environmental indemnity obligations in favor of Pioneer, provided that any amounts not so applied prior to April 20, 2015 were to be remitted to such persons.

     In June 2000 Pioneer and the previous owners effected an agreement pursuant to which Pioneer agreed to transfer to the previous owners the record title to the interests in BMI, LandWell and the California and Louisiana real estate interests, as well as $0.8 million of the cash balance in the Contingent Payment Account. The remaining $5.3 million balance in the Contingent Payment Account, which was determined as an amount adequate to pay for future environmental remediation costs that would be subject to the indemnity obligations of the previous owners and was unrestricted, was retained by Pioneer, in exchange for the release of the indemnity obligations. This transaction resulted in a gain of $1.8 million. The Contingent Payment Account was closed as a consequence of this transaction and the net proceeds from the settlement of $5.3 million were used to reduce outstanding obligations under Pioneer's then existing revolving credit facility.

9. OTHER ASSETS

     Other assets consist of the following at December 31:

                                                                     SUCCESSOR | PREDECESSOR
                                                                      COMPANY  |  COMPANY
                                                                    ---------- | ----------
                                                                       2001    |    2000
                                                                    ---------- | ----------
                                                                               |
Debt issuance costs, net of accumulated amortization of $0 in                  |
2001 and $7,598 in 2000 .........................................   $       -- | $   14,646
Deferred tax asset, net of valuation allowance ..................           -- |      4,631
Patents, trademarks and other intangibles, net of                              |
  accumulated amortization of $0 in 2001 and $4,406 in                         |
  2000 ..........................................................           -- |      3,607
Accounts receivable under indemnification of environmental                     |
   reserve ......................................................        3,200 |      2,367
Receivable for premiums on expired options ......................        8,425 |         --
Other ...........................................................          191 |      1,967
                                                                    ---------- | ----------
          Other assets, net .....................................   $   11,816 | $   27,218
                                                                    ========== | ==========

10. ACCRUED LIABILITIES

          Accrued liabilities consist of the following at December 31:

                                      SUCCESSOR  | PREDECESSOR
                                       COMPANY   |  COMPANY
                                      ---------- | ----------
                                         2001    |     2000
                                      ---------- | ----------
                                                 |
Payroll, benefits and pension .....   $    8,719 | $    6,234
Interest and bank fees ............           -- |     16,760
Reorganization items ..............        9,468 |         --
Other accrued liabilities .........       16,310 |     21,088
                                      ---------- | ----------
      Accrued liabilities .........   $   34,497 | $   44,082
                                      ========== | ==========

11. EMPLOYEE BENEFITS

Pension Plans

     Pioneer sponsors various non-contributory, defined benefit plans covering substantially all union and non-union employees of PALLC and PCI Canada. Pension plan benefits are based primarily on participants' compensation and years of credited service. Annual pension costs and liabilities for Pioneer under its defined benefit plans are determined by actuaries using various methods and assumptions. Pioneer intends to contribute such amounts as are necessary to provide assets sufficient to meet the benefits to be paid to its employees. Pioneer's present intent is to make annual contributions, which are actuarially computed, in amounts not more than the maximum nor less than the minimum allowable under the Internal Revenue Code. Plan assets at December 31, 2001 and 2000 consist primarily of fixed income investments and equity investments.

     The idling of the Tacoma plant in March 2002 resulted in a curtailment, as defined by FAS 88, "Employers' Accounting for Settlement and Curtailment of Defined Benefit Plans and for Termination Benefits," of the retirement plan for Tacoma union employees. Pioneer will record a curtailment gain of approximately $1.1 million in the first quarter of 2002.

     During 2001, certain employees of PCI Canada were terminated and transferred to another company. The pension liabilities and assets associated with the transferred employees amounted to $1.0 million and were transferred out of Pioneer's plan and into the other company's plan.

     In connection with Pioneer's application of fresh start accounting, Pioneer has adjusted the amounts recorded for pension and post-retirement benefits other than pensions liabilities to include all previously unrecognized actuarial gains and losses, as well as unrecognized prior service costs. Such fresh start adjustments amounted to $5.8 million.

     Information concerning the pension obligation, plan assets, amounts recognized in Pioneer's financial statements and underlying actuarial assumptions is stated below.


                                                                2001           2000
                                                             -----------    -----------
Change in benefit obligation:
  Projected benefit obligation, beginning of year ........   $    63,086    $    56,966
  Service cost ...........................................         2,724          2,766
  Interest cost ..........................................         4,556          4,187
  Actuarial (gains)/losses ...............................           486           (270)
  Benefits paid ..........................................        (1,780)        (1,491)
  Net transfer out .......................................        (1,014)            --
  Plan amendments ........................................            --            928
                                                             -----------    -----------
  Projected benefit obligation, end of year ..............   $    68,058    $    63,086
                                                             ===========    ===========
Change in plan assets:
  Market value of assets, beginning of year ..............   $    53,950    $    49,591
  Actual return on plan assets ...........................           (25)         2,465
  Employer contributions .................................         4,044          3,412
  Net transfer out .......................................        (1,014)            --
  Benefits paid ..........................................        (1,780)        (1,491)
  Administrative expenses ................................           (26)           (27)
                                                             -----------    -----------
  Market value of assets, end of year ....................   $    55,149    $    53,950
                                                             ===========    ===========
Development of net amount recognized:
  Funded status ..........................................   $   (12,701)   $    (9,157)
  Unamortized actuarial (gain)/loss ......................         4,292           (428)
  Unrecognized prior service cost ........................         1,233          1,467
                                                             -----------    -----------
  Net amount recognized (Predecessor Company) ............   $    (7,176)   $    (8,118)
                                                                            ===========
  Fresh Start accounting adjustment ......................        (5,370)
                                                             -----------
  Net amount recognized (Successor Company) ..............   $   (12,546)
                                                             ===========

                                                                SUCCESSOR   |  PREDECESSOR
                                                                 COMPANY    |    COMPANY
                                                                  2001      |     2000
                                                               -----------  |  -----------
                                                                            |
Amounts recognized in the Consolidated Balance Sheets:                      |
  Accrued pension liability ................................   $   (12,546) |  $    (8,194)
  Accumulated other comprehensive income ...................            --  |           76
                                                               -----------  |  -----------
  Net amount recognized ....................................   $   (12,546) |  $    (8,118)
                                                               ===========  |  ===========

                                                             2001           2000           1999
                                                          ----------     ----------     ----------
Components of net periodic benefit cost:
  Service cost ........................................   $    2,724     $    2,766     $    3,042
  Interest cost .......................................        4,556          4,187          3,850
  Expected return on plan assets ......................       (4,273)        (4,109)        (3,311)
  Amortization of prior service cost ..................          196            126            127
                                                          ----------     ----------     ----------
  Net period benefit cost .............................   $    3,203     $    2,970     $    3,708
                                                          ==========     ==========     ==========
Weighted-average assumptions as of December 31:
  Discount rate .......................................          7.1%           7.5%           7.4%
  Expected return on plan assets ......................          8.0%           8.0%           8.0%
  Rate of compensation increase .......................          3.9%           4.4%           4.0%

Defined Contribution Plans

     Pioneer offers defined contribution plans under which employees may generally contribute from 1% to 15% of their compensation. During 1999, 2000 and 2001, Pioneer also contributed funds to the plans in the amount of 50% of employee contributions up to 4% to 6% of employee compensation, depending on the plan. Aggregate expense of Pioneer with respect to such plans was $1.0 million, $1.2 million, and $1.5 million in 2001, 2000, and 1999, respectively. Effective February 1, 2002, Pioneer has suspended making matching contributions to the plans in order to reduce fixed costs.

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


                                                                  2001          2000
                                                               ----------    ----------
Change in benefit obligation:
  Accumulated post-retirement benefit obligation,
    beginning of year ......................................   $    8,207    $    7,805
  Service cost .............................................          117           122
  Interest cost ............................................          602           579
  Actuarial (gain)/loss ....................................          404           (39)
  Benefits paid ............................................         (363)         (260)
                                                               ----------    ----------
  Accumulated post-retirement benefit obligation, end of
    year ...................................................   $    8,967    $    8,207
                                                               ==========    ==========
  Funded status ............................................   $   (8,967)   $   (8,207)
  Unrecognized net loss ....................................          404            68
                                                               ----------    ----------
  Accrued benefit cost (Predecessor Company) ...............   $   (8,563)   $   (8,139)
                                                                             ==========
  Fresh Start accounting adjustment ........................         (404)
                                                               ----------
  Accrued benefit cost (Successor Company) .................   $   (8,967)
                                                               ==========



                                                           2001        2000      1999
                                                          -------    -------    -------
Components of net periodic benefit cost:
  Service cost ........................................   $   117    $   122    $    99
  Interest cost .......................................       602        579        499
  Amortization of net loss ............................        31         37          4
                                                          -------    -------    -------
  Net period benefit cost .............................   $   750    $   738    $   602
                                                          =======    =======    =======
Weighted-average assumptions as of December 31:
  Discount rate .......................................       7.2%       7.6%       8.0%

          The weighted-average annual assumed health care trend rate is assumed to be 8.2% for 2001. The rate is assumed to decrease gradually to 4.5% in 2012 and remain level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care trend rates would have the following effects:

                                                          1-PERCENTAGE     1-PERCENTAGE
                                                        POINT INCREASE    POINT DECREASE
                                                        --------------    --------------
Effect on total of service and interest cost
  components ..........................................     $      126    $       (103)
Effect on post-retirement benefit obligation ..........          1,237          (1,021)

Stock Based Compensation

     Prior to bankruptcy, Pioneer had two stock incentive plans, which provided key employees the option to purchase shares of common stock. The plans authorized the issuance of options to purchase up to a total of 2.3 million shares of common stock, with vesting periods of up to three years and maximum option terms of ten years. In addition, options for the purchase of 0.3 million shares had been issued outside the scope of the stock option plans. Pioneer accounted for the stock option plans in accordance with Accounting Principles Board Opinion

No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense has been recognized for stock option awards. Had compensation expense for the plans been determined consistent with SFAS 123, "Accounting for Stock-Based Compensation," Pioneer's pro forma net loss and loss per common share for the three years ended December 31, 2001 would have been as indicated below:


                                                                     PREDECESSOR COMPANY
                                                          -----------------------------------------
                                                              2001           2000           1999
                                                          -----------    -----------    -----------
Net loss before extraordinary item:
  As reported .........................................   $  (271,537)   $  (105,563)   $   (50,384)
  Pro forma ...........................................      (271,762)      (105,935)       (50,796)
Loss per common share - basic and diluted:
  Net loss before extraordinary item, as reported .....   $    (23.53)   $     (9.15)   $     (4.38)

  Net loss before extraordinary item, pro forma .......        (23.55)         (9.18)         (4.41)

          These plans were terminated and all outstanding options were cancelled pursuant to the plan of reorganization.

          As part of its plan of reorganization, Pioneer adopted an incentive plan which provides for the granting to management of options to purchase up to 1,000,000 shares of common stock of the reorganized company; to date no options have been granted.

          The following table summarizes the transactions with respect to the stock options of the Predecessor Company for the three year period ended December 31, 2001:

                                                                              WEIGHTED AVERAGE
                                             NUMBER OF      EXERCISE PRICE      EXERCISE PRICE         OPTIONS
                                              SHARES           PER SHARE          PER SHARE           EXERCISABLE
                                           ------------     --------------    ----------------        ------------
Outstanding at January 1, 1999 .........          1,469      $4.08-$11.12       $       5.10                  338
1999:
  Granted ..............................            176       $4.09-$6.53       $       4.79
  Exercised ............................             --                --                 --
  Forfeited ............................           (101)      $4.69-$4.95       $       4.90
                                                -------
Outstanding at December 31, 1999 .......          1,544      $4.08-$11.12       $       5.08                  520
2000:
  Granted ..............................            102             $5.45       $       5.45
  Exercised ............................             (3)            $4.95       $       4.95
  Forfeited ............................           (204)      $4.09-$7.86       $       5.01
                                                -------
Outstanding at December 31, 2000 .......          1,439      $4.08-$11.12       $       5.11                  773
2001:
  Forfeited ............................            (90)      $4.09-$7.86       $       5.10
  Cancelled ............................         (1,349)     $4.08-$11.12       $       5.03
                                                -------
Outstanding at December 31, 2001 .......             --                --                 --                   --

12. LONG-TERM DEBT

          Long-term debt consisted of the following at December 31:

                                                                                        SUCCESSOR    | PREDECESSOR
                                                                                         COMPANY     |   COMPANY
                                                                                        -----------  |  -----------
                                                                                            2001     |      2000
                                                                                        -----------  |  -----------
                                                                                                     |
Senior Secured Debt:                                                                                 |
  Senior Secured Floating Rate Guaranteed Notes, due December 2006, variable                         |
    interest rates based on the three-month LIBOR rate plus 3.5% ....................   $    45,422  |  $        --
  Floating Rate Term Notes, due December 2006, variable interest rates                               |
    based on the three-month LIBOR  rate plus 3.5% ..................................         4,578  |           --
  10% Senior Secured Guaranteed Notes, due December 2008 ............................       150,000  |           --
  9 1/4% Senior Secured Notes, due June 15, 2007 ....................................            --  |      200,000
  9 1/4% Senior Secured Notes, due October 15, 2007 .................................            --  |      175,000
  June 1997 term facility,  due in quarterly  installments  of $250 with                             |
    the balance due 2006; variable interest rate based on LIBOR or base rate ........            --  |       96,750
  November 1997 term facility, due in quarterly installments of $250 with the                        |
  balance due 2006; variable interest rate  based on LIBOR or base rate .............            --  |       80,000
   Other debt:                                                                                       |
  Revolving credit facility; variable interest rates based on U.S. prime                             |
   rate plus 1/2% and Canadian prime rate plus 1 1/4% ...............................         6,663  |       27,581
  Promissory note, interest at 8% per annum and payable quarterly, due                               |
   April 20, 2005 ...................................................................            --  |       11,463
Other notes, maturing in various years through 2014, with various                                    |
   installments, at various interest rates ..........................................         5,935  |       11,007
                                                                                        -----------  |  -----------
     Total ..........................................................................       212,598  |      601,801
Current maturities of long-term debt ................................................        (7,375) |     (597,715)
                                                                                        -----------  |  -----------
     Long-term debt, less current maturities ........................................   $   205,223  |  $     4,086
                                                                                        ===========  |  ===========

     Upon emergence from bankruptcy, senior secured debt outstanding under various debt instruments consisted of the Senior Guaranteed Notes, the Senior Floating Notes, the 10% Senior Secured Notes and the Revolver which was used shortly after our emergence from bankruptcy to replace $6.7 million of debtor-in-possession financing which was outstanding as of December 31, 2001. Collectively, the $200 million in Senior Guaranteed Notes, Senior Floating Notes and 10% Senior Secured Notes are referred to as the Senior Notes and together with the Revolver are referred to as the Senior Secured Debt. In addition, at December 31, 2001, we have $5.9 million of other debt outstanding, comprised of notes maturing in various years through 2014. Because the Revolver requires a lock-box arrangement and contains a clause which allows the lender to refuse to fund further advances in the event of a material adverse change in Pioneer's business, the Revolver must be classified as current debt. Since the DIP Facility was refinanced with the Revolver, the $6.7 million balance outstanding at December 31, 2001 is classified as current debt.

     The Revolver provides for revolving loans in an aggregate amount up to $30 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which secure borrowings under the facility. The Revolver provides for up to an additional $20.0 million of availability in the event of successful syndication of additional credit to one or more lenders acceptable to the lender, but it is not anticipated that such syndication efforts will be successful in the near future. On January 3, 2002, there was unused capacity under the Revolver of approximately $11.4 million, although subsequently that amount increased to $19.9 as a result of the perfection of certain liens in Canada.

     Borrowings under the Revolver are available through December 31, 2004 so long as no default exits and all conditions to borrowings are met. Borrowings under the Revolver accrue interest determined on the basis of the prime rate plus a margin. Pioneer incurs a fee on the unused amount of the facility at a rate of .375% per year.

     Prior to the amendment of the Revolver (which amendment changed, among other things, the method for calculating EBITDA as defined below), one of the covenants in the Revolver required Pioneer to generate $5.1 million of net earnings before extraordinary gains, interest, income taxes, depreciation and amortization (referred to as EBITDA) during the quarter ended March 31, 2002, $10.8 million of EBITDA during the six month period ending June 30, 2002, $19.6 million of EBITDA during the nine month period ending September 30, 2002, $32.4 million of EBITDA during the twelve month period ending December 31, 2002 and $32.6 million of EBITDA for each twelve month period ending each fiscal quarter thereafter. The Revolver also provides that as a condition of borrowings there shall not have occurred any material adverse change in business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise). During March 2002 the lender under Pioneer's Revolver advised Pioneer that it believed that a material adverse change had occurred, although it continued to fund loans under the Revolver. In order to address concerns about adverse changes in Pioneer's financial condition and the possibility that it might not comply with the EBITDA covenant during the remainder of 2002, Pioneer had discussions with the lender on the proposed terms of an amendment to the Revolver. The lender has now rescinded the effect of its notice of a material adverse change that may have occurred, and extended the deadline for the provision of financial statements for the year ended December 31, 2001 for which Pioneer was not in compliance. In connection with the waiver, Pioneer has amended the Revolver to (i) revise the definition of EBITDA to exclude the effects of changes in the fair value of derivative instruments (as so adjusted, "Adjusted EBITDA"), (ii) eliminate the availability of interest rates based on LIBOR and (iii) replace the previously applicable margin over the prime rate (the "Previous Rate") with the Previous Rate plus 2.25% for all loans that are and will be outstanding under the Revolver. Pioneer paid a forbearance fee of $250,000 in connection with the foregoing waiver and amendment. Also in connection with the foregoing waiver and amendment, Pioneer agreed with Pioneer's lender to further amend the terms of the Revolver to revise the Adjusted EBITDA covenant (which currently contains the same levels of required EBITDA as the original Revolver) to take into account Pioneer's current expectations for the amount of Adjusted EBITDA that will be generated during 2002 as agreed to by the lender and to add such other financial covenants to the Revolver as Pioneer's lender deems necessary to monitor Pioneer's performance in meeting such projections. Pioneer's failure to effect the additional amendment to the Revolver by May 10, 2002 will constitute a default under the Revolver and a cross-default under the Senior Notes, unless agreed otherwise by the lender.

     If Pioneer is not successful in effecting the proposed amendment to the terms of the Revolver or if the required EBITDA level for any quarter is not met, Pioneer will be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur or have occurred, the lender can exercise its rights under the Revolver and refuse to make further advances. The effect of such a refusal to make further advances is that customer receipts would be applied to borrowings under the Revolver without Pioneer having the ability to reborrow. This would cause Pioneer to suffer a rapid loss of liquidity and it would lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow the lender the right to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under the Senior Notes which would provide the holders of the Senior Notes with the right to accelerate their $200 million in outstanding indebtedness and demand its immediate repayment. In such circumstances, Pioneer would be required to refinance, restructure or reorganize all or a portion of its indebtedness, sell assets, obtain additional debt or equity financing or take other actions, including seeking protection under Chapter 11 of the U.S. Bankruptcy Code and under Canada's Companies Creditors' Arrangement Act. Pioneer cannot predict the actions of the lender under the Revolver or the holders of the Senior Notes and its trade creditors, including any action to force Pioneer into involuntary bankruptcy proceedings, in the event the proposed amendment to the Revolver is not effected, or the outcome of any of the actions that Pioneer may need to take in response to such actions.

     Pioneer is required to make mandatory prepayments of amounts owed on the Senior Floating Notes and the Senior Guaranteed Notes from net cash proceeds of certain asset sales, new equity issuances in excess of $5 million and excess cash flow (as defined in the related agreements). Pioneer is also required to make mandatory prepayments if certain levels of EBITDA are realized, and if there is a change of control.

     Pioneer is required to make mandatory payments of amounts owed on the 10% Senior Secured Notes with net cash proceeds of certain asset sales and of new equity issuance in excess of $35 million (if there is no indebtedness outstanding under the Senior Floating Notes and the Senior Guaranteed Notes). In addition, the holders may require Pioneer to repurchase all or a portion of the notes upon the occurrence of a change of control.

     Pioneer may prepay amounts owed on the Senior Guaranteed Notes, the 10% Senior Secured Notes and the Senior Floating Notes in minimum amounts of $1,000,000 or more, and Pioneer may, at its option, terminate the Revolver. If the Revolver is terminated early, there will be a premium due that ranges from 1% to 3% depending upon the termination date.

     The obligations under the Revolver are secured by liens on Pioneer's accounts receivable and inventory, and the obligations under the Senior Notes are secured by liens on substantially all of Pioneer's other assets, with the exception of certain assets that secure the obligations outstanding under certain other long-term liabilities.

     The new debt agreements contain covenants limiting Pioneer's ability to, among other things, incur additional indebtedness, prepay or modify debt instruments, grant additional liens, guarantee any obligations, sell assets, engage in another type of business or suspend or terminate a substantial portion of business, declare or pay dividends, make investments, make capital expenditures in excess of certain amounts, or make use of the proceeds of borrowings for purposes other than those specified in the agreements. The new agreements also include customary events of default, including a change of control under the Revolver. Borrowings under the Revolver will generally be available subject to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default.

     Contractual long-term debt maturities are as follows: $0.7 million in 2002; $0.7 million in 2003; $7.4 million in 2004; $0.8 million in 2005; $50.8 million in 2006; and $152.2 million thereafter.

     In September 1999, Pioneer entered into a $50 million three-year revolving credit facility that replaced an existing $50 million revolving facility. In connection with the bankruptcy proceedings in 2001, this was replaced with the DIP Facility which provided for up to $50 million of revolving borrowings. In connection with the emergence from bankruptcy the DIP Facility was terminated and replaced with the Revolver. No amounts were drawn on the Revolver at December 31, 2001, although $6.7 million remained outstanding under the DIP Facility until it was replaced with proceeds from the Revolver on January 3, 2002. In addition, at December 31, 2001 there were letters of credit outstanding of $6 million.

     Prior to the reorganization, cash obligations included payment of interest on the notes issued in connection with the acquisition of the U.S. chlor-alkali operating company. Those notes were cancelled as part of the implementation of the plan of reorganization.

13. CONSOLIDATING FINANCIAL STATEMENTS

     PCI Canada (a wholly-owned subsidiary of PCI) is the issuer of the $150 million Senior Secured Notes, which are fully and unconditionally guaranteed on a joint and several basis by PCI and all of PCI's other direct and indirect wholly-owned subsidiaries.

     PALLC (a wholly-owned subsidiary of PCI Canada) is the issuer of the $45.4 million of Senior Guaranteed Notes and $4.6 million of Senior Floating Notes, which are fully and unconditionally guaranteed on a joint and several basis by PCI and all of PCI's other direct and indirect wholly-owned subsidiaries. Together, PCI Canada, PALLC and the subsidiary note guarantors, comprise all of the direct and indirect subsidiaries of PCI.

     Condensed consolidating financial information for PCI and its wholly-owned subsidiaries is presented below. Information is presented as though the Successor Company organizational structure had been in place for all periods presented.

CONDENSED CONSOLIDATING BALANCE SHEET- SUCCESSOR
COMPANY
DECEMBER 31, 2001
(IN THOUSANDS)

                                                                    PCI                        OTHER                      PIONEER
                                                       PCI         CANADA         PALLC     GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                   ----------   ----------    ----------    ----------  -------------  -------------
                    ASSETS
Current assets:
  Cash and cash equivalents ...................     $       --   $    1,950    $    1,674    $       --   $       --    $    3,624
  Accounts receivable, net ....................             --        8,889        32,561           118           --        41,568
  Inventories .................................             --        6,320        11,828            --           --        18,148
  Current derivative asset ....................             --           --       178,028            --           --       178,028
  Prepaid expenses and other current assets ...          2,202        3,138           582            --           --         5,922
                                                    ----------   ----------    ----------    ----------   ----------    ----------
       Total current assets ...................          2,202       20,297       224,673           118           --       247,290
Property, plant and equipment, net ............             --      132,726       141,863         1,528           --       276,117
 Other assets, net ............................             --           --        11,816            --           --        11,816
 Intercompany receivable ......................             --       68,984            --        54,040     (123,024)           --
 Investment in subsidiaries ...................         16,188           --            --            --      (16,188)           --
 Derivative asset .............................             --           --        87,625            --           --        87,625
 Excess reorganization value over identifiable
   assets .....................................             --       84,064            --            --           --        84,064
                                                    ----------   ----------    ----------    ----------   ----------    ----------

                    Total assets ..............     $   18,390   $  306,071    $  465,977    $   55,686   $ (139,212)   $  706,912
                                                    ==========   ==========    ==========    ==========   ==========    ==========

                          LIABILITIES AND STOCKHOLDERS'
                          EQUITY (DEFICIENCY IN ASSETS)

Current liabilities:
  Accounts payable .............................    $       --   $   11,192    $   13,641    $        6   $       --    $   24,839
  Accrued liabilities ..........................            --       14,760        19,737            --           --        34,497
  Derivative liability .........................            --           --       168,865            --           --       168,865
  Current portion of long-term debt ............            --        5,774         1,574            27           --         7,375
                                                    ----------   ----------    ----------    ----------   ----------    ----------
       Total current liabilities ...............            --       31,726       203,817            33           --       235,576
  Long-term debt, less current portion..........            --      150,000        55,106           117           --       205,223
  Investment in subsidiary .....................            --      139,311            --            --     (139,311)           --
  Intercompany payable .........................         7,863           --       115,160            --     (123,023)           --
  Accrued pension and other employee benefits ..            --        8,378        12,889            --           --        21,267
  Derivative liability .........................            --           --       207,625            --           --       207,625
  Other long-term liabilities ..................            --       14,675        10,693         1,326           --        26,694
  Stockholders' equity (deficiency in assets) ..        10,527      (38,019)     (139,313)       54,210      123,122        10,527
                                                    ----------   ----------    ----------    ----------   ----------    ----------

       Total liabilities and stockholders'
           equity (deficiency in assets) .......    $   18,390   $  306,071    $  465,977    $   55,686   $ (139,212)   $  706,912
                                                    ==========   ==========    ==========    ==========   ==========    ==========






CONDENSED CONSOLIDATING BALANCE SHEET - PREDECESSOR
COMPANY
DECEMBER 31, 2000
(IN THOUSANDS)


                                                                      PCI                      OTHER                     PIONEER
                                                         PCI         CANADA      PALLC       GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                      ---------    ---------    ---------    ----------  ------------   ------------
                       ASSETS
Current assets:
  Cash and cash equivalents ........................   $     668    $   3,753    $   1,142    $     372   $      --    $   5,935
  Accounts receivable, net .........................           4        9,985       38,955          627          --       49,571
  Inventories ......................................          --        8,048       16,983           36          --       25,067
  Prepaid expenses and other current assets ........          --          190        2,112           --          --        2,302
                                                       ---------    ---------    ---------    ---------   ---------    ---------
       Total current assets ........................         672       21,976       59,192        1,035          --       82,875

Property, plant and equipment, net .................          --      108,633      190,223        1,528          --      300,384
Other assets, net ..................................          --       10,725       14,526        1,967          --       27,218
Intercompany receivable ............................          --       43,112           --       47,786     (90,898)          --
Excess cost over the fair value of net assets
acquired, net ......................................          --       32,187      147,373           --          --      179,560
                                                       ---------    ---------    ---------    ---------   ---------    ---------
       Total assets ................................   $     672    $ 216,633    $ 411,314    $  52,316   $ (90,898)   $ 590,037
                                                       =========    =========    =========    =========   =========    =========

               LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
  Accounts payable .................................   $     233    $  21,639    $  21,843    $      23   $      --    $  43,738
  Accrued liabilities ..............................          --        8,760       34,619          703          --       44,082
  Current portion of long-term debt ................      11,463      186,737      399,488           27          --      597,715
                                                       ---------    ---------    ---------    ---------   ---------    ---------
       Total current liabilities ...................      11,696      217,136      455,950          753          --      685,535
Long-term debt, less current portion ...............          --           --        3,942          144          --        4,086
Investment in subsidiaries .........................      53,129       13,919           --           --     (67,050)          --
Intercompany payable ...............................       6,276           --       84,622           --     (90,898)          --
Accrued pension and other employee benefits ........          --        4,932       10,052           --          --       14,984
Other long-term liabilities ........................          --           --       10,466        1,790          --       12,256
Redeemable preferred stock: $.01 par value,
 authorized 10,000 shares, 55 issued and outstanding       5,500           --           --           --          --        5,500
Stockholders' equity (deficiency in assets) .......     (75,929)     (19,354)    (153,718)       49,629      67,050     (132,324)
                                                       ---------    ---------    ---------    ---------   ---------    ---------
       Total liabilities and stockholders' equity
             (deficiency in assets) ................   $     672    $ 216,633    $ 411,314    $  52,316   $ (90,898)   $ 590,037
                                                       =========    =========    =========    =========   =========    =========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS -
PREDECESSOR COMPANY
FISCAL YEAR ENDED DECEMBER 31, 2001
(IN THOUSANDS)

                                                                PCI                     OTHER                       PIONEER
                                                   PCI         CANADA       PALLC     GUARANTORS  ELIMINATIONS   CONSOLIDATED
                                                 --------    ---------    ---------   ----------  ------------   -------------
Revenues .....................................   $     --    $ 166,300    $ 296,723    $     18    $ (79,559)   $ 383,482
Cost of sales ................................         --      134,996      283,273          36      (79,969)     338,336
                                                 --------    ---------    ---------    --------    ---------    ---------
Gross profit .................................         --       31,304       13,450         (18)         410       45,146
Selling, general and administrative
  expenses ...................................        144       10,065       31,047         270           --       41,526
Change in fair value of derivatives ..........         --           --      110,837          --           --      110,837
Asset impairment and other charges ...........         --        5,459        7,479          --           --       12,938
                                                 --------    ---------    ---------    --------    ---------    ---------
Operating income (loss) ......................       (144)      15,780     (135,913)       (288)         410     (120,155)
Interest expense, net ........................       (514)     (10,416)     (25,173)         93           --      (36,010)
Reorganization items .........................         --           (2)      (6,497)         --           --       (6,499)
Fresh start adjustments ......................     55,235      (64,766)    (180,858)       (607)      84,077     (106,919)
Other income, net ............................         --          604       (4,702)      5,267           --        1,169
                                                 --------    ---------    ---------    --------    ---------    ---------
Income (loss) before income taxes ............     54,577      (58,800)    (353,143)      4,465       84,487     (268,414)
Income tax expense (benefit) .................         --        3,123           --          --           --        3,123
                                                 --------    ---------    ---------    --------    ---------    ---------
Net income (loss) before equity in earnings of
  subsidiary and extraordinary item ..........     54,577      (61,923)    (353,143)      4,465       84,487     (271,537)
Equity in net (earnings) loss of subsidiary ..    (14,084)     (15,497)          --          --       29,581           --
                                                 --------    ---------    ---------    --------    ---------    ---------
Net income (loss) before extraordinary item ..     68,661      (46,426)    (353,143)      4,465       54,906     (271,537)
Extraordinary item - net of tax ..............     17,795       27,761      368,640         116           --      414,312
                                                 --------    ---------    ---------    --------    ---------    ---------
Net income (loss) ............................   $ 86,456    $ (18,665)   $  15,497    $  4,581    $  54,906    $ 142,775
                                                 ========    =========    =========    ========    =========    =========



CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS -
PREDECESSOR COMPANY
FISCAL YEAR ENDED DECEMBER 31, 2000
(IN THOUSANDS)

                                                                PCI                      OTHER                     PIONEER
                                                    PCI        CANADA        PALLC     GUARANTORS   ELIMINATIONS CONSOLIDATED
                                                 ---------    ---------    ---------   ----------   ------------ ------------
Revenues .....................................   $      --    $ 160,543    $ 302,308    $  10,414    $ (70,357)   $ 402,908
Cost of sales ................................          --      137,875      293,046       10,340      (70,264)     370,997
                                                 ---------    ---------    ---------    ---------    ---------    ---------
Gross profit .................................          --       22,668        9,262           74          (93)      31,911
Selling, general and administrative
  expenses ...................................         541       13,283       27,295        2,305           --       43,424
                                                 ---------    ---------    ---------    ---------    ---------    ---------
Operating income (loss) ......................        (541)       9,385      (18,033)      (2,231)         (93)     (11,513)
Interest expense, net ........................        (858)     (17,229)     (38,018)        (223)          --      (56,328)
Other income (expense), net ..................        (253)         152      (34,738)      38,148           --        3,309
                                                 ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes ............      (1,652)      (7,692)     (90,789)      35,694          (93)     (64,532)
Income tax expense (benefit) .................       7,929       (2,686)      35,788           --           --       41,031
                                                 ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before equity in net earnings of
  subsidiaries ...............................      (9,581)      (5,006)    (126,577)      35,694          (93)    (105,563)
Equity in net (earnings) loss of
  subsidiaries ...............................      95,889      126,577           --           --     (222,466)          --
                                                 ---------    ---------    ---------    ---------    ---------    ---------
Net income (loss) ............................   $(105,470)   $(131,583)   $(126,577)   $  35,694    $ 222,373    $(105,563)
                                                 =========    =========    =========    =========    =========    =========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS -
PREDECESSOR COMPANY
FISCAL YEAR ENDED DECEMBER 31, 1999
(IN THOUSANDS)

                                                                  PCI                     OTHER                     PIONEER
                                                   PCI          CANADA       PALLC      GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                 ---------    ---------    ---------    ----------  ------------  ------------
Revenues .....................................   $      --    $ 144,659    $ 189,209    $  22,355    $  (1,802)   $ 354,421
Cost of sales ................................          --      129,700      192,290       23,428       (1,730)     343,688
                                                 ---------    ---------    ---------    ---------    ---------    ---------
Gross profit (loss) ..........................          --       14,959       (3,081)      (1,073)         (72)      10,733
Selling, general and administrative
  expenses ...................................         442       16,674       28,326        4,138           --       49,580
                                                 ---------    ---------    ---------    ---------   ------------  ---------

Operating loss ...............................        (442)      (1,715)     (31,407)      (5,211)         (72)     (38,847)
Interest expense, net ........................        (841)     (20,712)     (27,803)      (2,571)          --      (51,927)
Other income (expense), net ..................          --       (1,963)       9,961        6,178           --       14,176
                                                 ---------    ---------    ---------    ---------   ------------  ---------
Loss before income taxes .....................      (1,283)     (24,390)     (49,249)      (1,604)         (72)     (76,598)
Income tax benefit ...........................      (1,435)      (6,973)     (17,806)          --           --      (26,214)
                                                 ---------    ---------    ---------    ---------   ------------  ---------
Income (loss) before equity in net earnings of
  subsidiaries ...............................         152      (17,417)     (31,443)      (1,604)         (72)     (50,384)
Equity in net (earnings) loss of
  subsidiaries ...............................      50,464       31,443           --           --      (81,907)          --
                                                 ---------    ---------    ---------    ---------   ------------  ---------
Net income (loss) ............................   $ (50,312)   $ (48,860)   $ (31,443)   $  (1,604)   $  81,835    $ (50,384)
                                                 =========    =========    =========    =========    =========    =========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS -
PREDECESSOR COMPANY
FISCAL YEAR ENDED DECEMBER 31, 2001
(IN THOUSANDS)

                                                                             PCI                    OTHER      PIONEER
                                                                  PCI       CANADA      PALLC     GUARANTORS CONSOLIDATED
                                                               --------    --------    --------   ---------- ------------
Cash flows from operating activities:
Net cash flows from operating activities ...................   $   (668)   $  8,764    $ 25,154    $   (344)   $ 32,906
                                                               --------    --------    --------    --------    --------

Cash flows from investing activities:
  Capital expenditures .....................................         --      (3,772)     (9,340)         --     (13,112)
  Proceeds from disposal of assets .........................         --          17         216          --         233
                                                               --------    --------    --------    --------    --------
          Net cash flows from investing activities .........         --      (3,755)     (9,124)         --     (12,879)
                                                               --------    --------    --------    --------    --------

Cash flows from financing activities:
  Debtor-in-possession credit facility, net ................         --       5,774         889          --       6,663
  Pre-petition revolving credit borrowings, net ............         --     (11,737)    (15,844)         --     (27,581)
  Repayments on long-term debt .............................         --          --        (543)        (28)       (571)
                                                               --------    --------    --------    --------    --------
          Net cash flows from financing activities .........         --      (5,963)    (15,498)        (28)    (21,489)

Effect of exchange rate changes on cash and
  cash equivalents..........................................         --        (849)         --          --        (849)
                                                               --------    --------    --------    --------    --------

Net increase (decrease) in cash and cash equivalents........       (668)     (1,803)        532        (372)     (2,311)
Cash and cash equivalents at beginning of period ...........        668       3,753       1,142         372       5,935
                                                               --------    --------    --------    --------    --------
Cash and cash equivalents at end of period .................   $     --    $  1,950    $  1,674    $     --    $  3,624
                                                               ========    ========    ========    ========    ========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS -
PREDECESSOR COMPANY
FISCAL YEAR ENDED DECEMBER 31, 2000
(IN THOUSANDS)

                                                                             PCI                    OTHER      PIONEER
                                                                 PCI        CANADA      PALLC     GUARANTORS CONSOLIDATED
                                                               --------    --------    --------   ---------- ------------
Cash flows from operating activities:
Net cash flows from operating activities ...................   $   (923)   $  2,210    $ 15,295    $ (3,445)   $ 13,137
                                                               --------    --------    --------    --------    --------

Cash flows from investing activities:
  Capital expenditures .....................................         --      (3,944)    (14,753)         --     (18,697)
  Proceeds from disposal of assets .........................         --          --          29       2,849       2,878
                                                               --------    --------    --------    --------    --------
          Net cash flows from investing activities .........         --      (3,944)    (14,724)      2,849     (15,819)
                                                               --------    --------    --------    --------    --------

Cash flows from financing activities:
  Net proceeds under revolving credit arrangements .........         --       4,324       2,094                   6,418
  Repayments on long-term debt .............................         --          --      (1,920)        (30)     (1,950)
  Other ....................................................         18          --          --          --          18
                                                               --------    --------    --------    --------    --------
          Net cash flows from financing activities .........         18       4,324         174         (30)      4,486

Effect of exchange rate changes on cash and
  cash equivalents..........................................         --      (1,379)         --          --      (1,379)
                                                               --------    --------    --------    --------    --------

Net increase (decrease) in cash and cash equivalents........       (905)      1,211         745        (626)        425
Cash and cash equivalents at beginning of period ...........      1,573       2,542         397         998       5,510
                                                               --------    --------    --------    --------    --------
Cash and cash equivalents at end of period .................   $    668    $  3,753    $  1,142    $    372    $  5,935
                                                               ========    ========    ========    ========    ========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS -
PREDECESSOR COMPANY
FISCAL YEAR ENDED DECEMBER 31, 1999
(IN THOUSANDS)

                                                                             PCI                    OTHER      PIONEER
                                                                 PCI        CANADA      PALLC     GUARANTORS CONSOLIDATED
                                                               --------    --------    --------   ---------- ------------
Cash flows from operating activities:
Net cash flows from operating activities ...................   $   (820)   $(35,963)   $(11,810)   $ (3,756)   $(52,349)
                                                               --------    --------    --------    --------    --------

Cash flows from investing activities:
  Capital expenditures .....................................         --      (2,086)    (25,836)       (396)    (28,318)
  Proceeds from disposal of assets .........................         --          --      12,152       1,007      13,159
                                                               --------    --------    --------    --------    --------
          Net cash flows from investing activities .........         --      (2,086)    (13,684)        611     (15,159)

Cash flows from financing activities:
  Net proceeds under revolving credit arrangements .........         --       7,414      13,749          --      21,163
  Repayments on long-term debt .............................         --          --      (2,641)        (25)     (2,666)
  Debt issuance and related costs ..........................         --          --        (968)         --        (968)
  Other ....................................................        129          --          --          --         129
                                                               --------    --------    --------    --------    --------
          Net cash flows from financing activities .........        129       7,414      10,140         (25)     17,658

Effect of exchange rate changes on cash and
  cash equivalents..........................................         --       1,538          --          --       1,538
                                                               --------    --------    --------    --------    --------

Net decrease in cash and cash equivalents...................       (691)    (29,097)    (15,354)     (3,170)    (48,312)
Cash and cash equivalents at beginning of period ...........      2,264      31,639      15,751       4,168      53,822
                                                               --------    --------    --------    --------    --------

Cash and cash equivalents at end of period .................   $  1,573    $  2,542    $    397    $    998    $  5,510
                                                               ========    ========    ========    ========    ========

    Pursuant to the terms of certain debt instruments, there are prohibitions on the payment of dividends on the new common stock by the Company. Pioneer's ability to incur additional new indebtedness is restricted, other than borrowing available under the Revolver. See Note 12.

    The Company did not receive dividends from other subsidiaries for the years ended December 31, 2001, 2000, and 1999.

14.       FINANCIAL INSTRUMENTS

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

Fair Value of Financial Instruments

    In preparing disclosures about the fair value of financial instruments, Pioneer has assumed that the carrying amount approximates fair value for cash and cash equivalents, receivables, short-term borrowings, accounts payable and certain accrued expenses because of the short maturities of those instruments. The fair values of debt instruments are estimated based upon quoted market values (if applicable), or based on debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange. The fair value of the derivative positions was determined for Pioneer by a consultant, using available market information and appropriate valuation methodologies that include current and forward pricing. Considerable judgement, however, is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates for the fair value of the derivative positions are not necessarily indicative of the amounts that could currently be realized upon disposition of the derivative positions or the ultimate amount that would be paid or received when the positions are settled. The use of different market assumptions and/or estimation methodologies would result in different fair values. Management believes that the market information, methodologies and assumptions used to fair value the derivative positions produces a reasonable estimation of the fair value of the derivative positions at December 31, 2001. Pioneer held no derivative financial instruments as of December 31, 2000 and 1999.

    At December 31, 2001, the fair market value of all of Pioneer's financial instruments approximated the carrying value.

15.       GEOGRAPHIC INFORMATION

     Financial information relating to Pioneer by geographical area is as follows. Revenues are attributed to countries based on delivery point.


                               PREDECESSOR COMPANY
                          ------------------------------
                            2001       2000        1999
                          --------   --------   --------
REVENUES
United States .........   $301,917   $302,105   $257,351
Canada ................     80,941     99,086     92,456
Other .................        624      1,717      4,614
                          --------   --------   --------
Consolidated ..........   $383,482   $402,908   $354,421
                          ========   ========   ========

                     SUCCESSOR | PREDECESSOR
                      COMPANY  |  COMPANY
                     --------- | -----------
                       2001    |    2000
                     --------- | -----------
                               |
LONG-LIVED ASSETS              |
United States....... $ 242,833 | $ 356,357
Canada..............   216,789 |   146,174

         No individual customer constituted 10% or more of the total revenues in 1999, 2000 or 2001.

16.      ASSET IMPAIRMENT AND OTHER CHARGES

    In March 2001, Pioneer announced a 50% curtailment in the capacity of its Tacoma plant due to an inability to obtain sufficient power at reasonable prices. The Tacoma curtailment resulted in the termination of 55 employees, for which $1.9 million of accrued severance expense was recorded in March 2001. Additionally, in connection with an organizational restructuring undertaken by Pioneer, $1.6 million of severance expense was recorded in March 2001 relating to terminations of 19 employees at other locations, all whom were terminated prior to June 30, 2001. Severance payments of approximately $3.0 million were made during the year ended December 31, 2001, resulting in accrued severance of $0.5 million at December 31, 2001.

    In October 2001, Pioneer announced plans to shut down the Pioneer Technical Center ("PTC"). This shutdown will result in the termination of 23 employees, for which $1.3 million of accrued severance was recorded as of December 31, 2001. As of December 31, 2001, none of the employees had been terminated, and no severance had been paid. Pioneer anticipates that the shut-down and sale of the PTC assets will be completed during 2002. Pioneer performed an impairment analysis, and determined that the PTC asset was impaired. As a result, Pioneer measured the asset at current fair market value, based on sales prices for similar properties, less estimated selling costs, and recorded an impairment loss of $3.8 million during 2001.

    Of the $12.9 million of asset impairments and other charges recorded during the year ended December 31, 2001, $9.1 million is primarily comprised of professional fees related to Pioneer's financial reorganization incurred prior to the Chapter 11 filing on July 31, 2001.

17.      INTEREST EXPENSE, NET

    Interest expense, net consisted of the following for the indicated periods:

                                            PREDECESSOR COMPANY
                                     --------------------------------
                                           YEAR ENDED DECEMBER 31,
                                     --------------------------------
                                       2001        2000        1999
                                     --------    --------    --------
Interest expense .................   $ 36,077    $ 56,702    $ 52,969
Interest income ..................        (67)       (374)     (1,042)
                                     --------    --------    --------
Interest expense, net ............   $ 36,010    $ 56,328    $ 51,927
                                     ========    ========    ========

    Capitalized interest was $0.3 million in 1999. No interest was capitalized in 2000 or 2001.

18.      COMMITMENTS AND CONTINGENCIES

Letters of Credit

    At December 31, 2001, Pioneer had letters of credit and performance bonds, including a license bond, outstanding of approximately $6.0 million and $0.5 million, respectively. These letters of credit and performance bonds were issued for the benefit of municipal customers under sales agreements securing delivery of products sold, state environmental agencies as required for manufacturers in the states and holders of Pioneer's tax-exempt bonds. The letters of credit expire at various dates in 2002 through 2010. No amounts were drawn on the letters of credit at December 31, 2001.

Purchase Commitments

    Pioneer has various purchase commitments related to its operations.
Pioneer has committed to purchase salt used in its production processes under contracts which continue through the year 2007 with rates similar to prevailing market rates. Pioneer also has various commitments related to the purchase of electricity, which continue through the year 2017. Required purchase quantities of commitments in excess of one year at December 31, 2001 are as follows:

                                              SALT-TONS      ELECTRICITY-MWH
                                              ---------      ---------------
2002........................................  1,598,650           516,316
2003........................................  1,223,650           516,316
2004........................................    498,317           516,316
2005........................................    383,883           516,316
2006........................................    360,000           366,316
Thereafter..................................    120,000         1,157,173
                                              ---------        ----------
          Total commitment quantities.......  4,184,500         3,588,753
                                              =========        ==========

    The electricity quantities shown in the table above include quantities expected to be used in operations. See discussion regarding additional purchase commitments under derivative contracts in Note 3.

    During the years ended December 31, 2001, 2000 and 1999, all required purchase quantities under the above commitments were consumed during normal operations.

Operating Leases

    Pioneer leases certain manufacturing and distribution facilities, computer equipment, and administrative offices under non-cancellable leases. Minimum future rental payments on such leases with terms in excess of one year in effect at December 31, 2001 are as follows:

2002.................................... $14,715
2003....................................  11,754
2004....................................   8,647
2005....................................   3,875
2006....................................   2,109
Thereafter..............................   1,627
                                         -------
          Total minimum obligations..... $42,727
                                         =======

    Lease expense charged to operations for the years ended December 31, 2001, 2000, and 1999 was approximately $18.4 million, $20.2 million, and $17.7 million, respectively.

Contingent Fees

    If within the 12 months following the termination of Pioneer's agreement with Wasserstein, Parella & Company, ("WP&Co"), investment bankers engaged by Pioneer in connection with the bankruptcy, there is a sale involving aggregate consideration in excess of $10,000,000, WP&Co. will be entitled to a sale transaction fee, which is calculated as a percentage between 1% and 2% of the aggregate consideration, as defined. WP&Co. is also entitled to a certain percentage between 1% and 4% of gross proceeds of any financings Pioneer consummates within 12 months following the termination of the WP&Co. agreement. Currently, it is not likely that a sale or a financing will take place within this time period.

Litigation

    Pioneer is party to various legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, Pioneer has adequate legal defenses and/or insurance coverage with respect to these matters and management does not believe that they will materially affect Pioneer's financial position or results of operations.

19.      INCOME TAXES

    Income taxes are recorded pursuant to SFAS 109, "Accounting for Income Taxes," under which, deferred income taxes are determined utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with differences between the financial accounting basis and tax basis of the assets and liabilities, and the ultimate realization of any deferred tax asset resulting from such differences. Pioneer considers all foreign earnings as being permanently invested in that country.

    Components of income (loss) before income taxes and income taxes are as follows:

                                                                              PREDECESSOR COMPANY
                                                                       --------------------------------
                                                                          2001       2000        1999
                                                                       --------    --------    --------
Current income tax provision (benefit):
  U.S ..............................................................   $     --    $     --    $     --
  Foreign ..........................................................    (13,383)         --          --
                                                                       --------    --------    --------
          Total ....................................................   $(13,383)   $     --    $     --
                                                                       --------    --------    --------
Deferred income tax provision (benefit):
  U.S ..............................................................   $     --    $ 42,353    $(18,010)
  Foreign ..........................................................     16,506      (2,686)     (6,973)
  State ............................................................         --       1,364      (1,231)
                                                                       --------    --------    --------
          Total ....................................................     16,506      41,031     (26,214)
                                                                       --------    --------    --------
          Total income tax expense (benefit) .......................   $  3,123    $ 41,031    $(26,214)
Current tax effect of extraordinary item (reduction of net
  operating loss carryforward) .....................................   $ 23,803    $     --    $     --
Deferred tax expense - COD income- foreign .........................      8,739          --          --
Valuation allowance ................................................    (23,803)         --          --
                                                                       --------    --------    --------
Total tax expense (benefit) ........................................   $ 11,862    $ 41,031    $(26,214)
                                                                       ========    ========    ========

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows at December 31:

                                                  SUCCESSOR  |  PREDECESSOR
                                                   COMPANY   |    COMPANY
                                                  ---------  |  -----------
                                                     2001    |     2000
                                                  ---------  |  -----------
                                                             |
Deferred tax liabilities:                                    |
  Property, plant and equipment ...............   $ (45,956) |  $ (33,092)
  Other .......................................      (8,739) |         --
                                                  ---------  |  ---------
       Total deferred tax liabilities .........     (54,695) |    (33,092)
                                                  ---------  |  ---------
Deferred tax assets:                                         |
  Futures contracts ...........................      41,009  |         --
  Goodwill ....................................      13,653  |         --
  Post employment benefits ....................      11,057  |      5,532
  Environmental reserve .......................       3,835  |      3,178
  Tax credit carryovers .......................       3,462  |      3,037
  Other .......................................       6,406  |        711
  Net operating loss carryforward .............      76,485  |     93,099
                                                  ---------  |  ---------
          Total deferred tax assets ...........     155,907  |    105,557
Valuation allowance for deferred tax assets ...    (121,827) |    (67,835)
                                                  ---------  |  ---------
     Net deferred tax assets ..................      34,080  |     37,722
                                                  ---------  |  ---------
     Net deferred taxes .......................   $ (20,615) |  $   4,630
                                                  =========    =========

    The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense (benefit) for the periods presented is as follows:

                                                                     PREDECESSOR COMPANY
                                           ------------------------------------------------------------------------
                                                   2001                      2000                     1999
                                           --------------------     ---------------------     ---------------------
                                            AMOUNT     PERCENT       AMOUNT      PERCENT       AMOUNT      PERCENT
                                           --------    --------     --------     --------     --------     --------
Tax at U.S. statutory rates ............   $(93,304)        (35)%   $(22,586)         (35)%   $(26,809)         (35)%
State and foreign income
  taxes, net of federal tax
  benefit ..............................      1,941           1       (6,068)          (9)      (1,186)          (1)
Nondeductible fresh start adjustment ...     10,544           4           --           --           --           --
Reorganization costs ...................      3,391           1           --           --           --           --
Amortization of non-deductible
  Goodwill .............................      2,756           1        1,850            3        1,781            2
Valuation allowance ....................     77,795          29       67,835          105           --           --
                                           --------    --------     --------     --------     --------     --------
     Total tax expense (benefit) .......   $  3,123           1%    $ 41,031           64%    $(26,214)         (34)%
                                           ========    ========     ========     ========     ========     ========

    The valuation allowance reduces deferred tax assets to the amount that Pioneer believes is most likely to be realized. In 2001, based on the uncertainties of the effect of the financial restructuring on the net operating loss carryforwards ("NOLs"), the level of historical taxable income and projections for the future taxable income over the periods in which the NOLs are available for use, it was estimated that it is more likely than not that Pioneer will not realize the full benefit of the deferred tax assets. Accordingly, a valuation allowance has been recorded as of December 31, 2001.

    At December 31, 2001, Pioneer had for income tax purposes, approximately $.6 million of Canadian NOLs and $190 million of U.S. NOLs. The NOLs are available for offset against future taxable income generated during carryforward periods ending in 2008 for the Canadian NOL and 2009 through 2021 for the U.S. NOLs. Net operating loss carryforwards and certain other tax attributes available to Pioneer were reduced as a result of the plan of reorganization and the cancellation of various pre-petition liabilities under the plan. Tax attributes remaining after the application of the cancellation of indebtedness rules are subject to limitation-on-utilization rules. The federal tax code imposes limitation on the utilization of tax attributes, such as NOL carryovers, after certain changes in the ownership of the company. The income tax benefit, if any, resulting from any future realization of the NOLs will be credited to additional paid-in capital.

20.      OTHER LONG-TERM LIABILITIES -- ENVIRONMENTAL

    Pioneer's operations are subject to extensive environmental laws and regulations related to protection of the environment, including those applicable to waste management, discharge of materials into the air and water, clean-up liability from historical waste disposal practices, and employee health and safety. Pioneer is currently addressing soil and/or groundwater contamination at several sites through assessment, monitoring and remediation programs with oversight by the applicable state agency. In some cases, Pioneer is conducting this work under administrative orders. Pioneer could be required to incur additional costs to construct and operate remediation systems in the future. In addition, at several of its facilities Pioneer is in the process of replacing or closing ponds for the collection of wastewater. Pioneer plans to spend approximately $3.0 million during the next three years on improvements to discontinue the use of three chlor-alkali waste water disposal ponds at the Henderson facility, replacing them with systems to recycle wastewater. Pioneer believes that it is in substantial compliance with existing government regulations.

    Pioneer's Henderson facility is located within what is known as the Black Mountain Industrial Park. Soil and groundwater contamination have been identified within and adjoining the Black Mountain Industrial Park, including land owned by Pioneer. A groundwater treatment system was installed at the facility and, pursuant to a consent agreement with the Nevada Division of Environmental Protection, studies are being conducted to further evaluate soil and groundwater contamination at the facility and other properties within the Black Mountain Industrial Park and to determine whether additional remediation will be necessary with respect to Pioneer's property.

     In connection with the 1988 acquisition of the St. Gabriel and Henderson facilities, the sellers agreed to indemnify Pioneer with respect to, among other things, certain environmental liabilities associated with historical operations at the Henderson site. ZENECA Delaware Holdings, Inc. and ZENECA Inc., (collectively the "ZENECA Companies") have assumed the indemnity obligations, which benefit Pioneer. In general, the ZENECA Companies agreed to indemnify Pioneer for environmental costs which arise from or relate to pre-closing actions which involved disposal, discharge, or release of materials resulting from the former agricultural chemical and other non-chlor-alkali manufacturing operations at the Henderson facility. The ZENECA Companies are also responsible for costs arising out of the pre-closing actions at the Black Mountain Industrial Park. Under the ZENECA Indemnity, Pioneer may only recover indemnified amounts for environmental work to the extent that such work is required to comply with environmental laws or is reasonably required to prevent an interruption in the production of chlor-alkali products. Pioneer is responsible for environmental costs relating to the chlor-alkali manufacturing operations at the Henderson facility, both pre- and post-acquisition, for certain actions taken without the ZENECA Companies' consent and for certain operation and maintenance costs of the groundwater treatment system at the facility.

    Payments for environmental liabilities under the ZENECA Indemnity, together with other non-environmental liabilities for which the ZENECA Companies agreed to indemnify Pioneer, cannot exceed approximately $65 million. To date Pioneer has been reimbursed for approximately $12 million of costs covered by the ZENECA Indemnity, but the ZENECA Companies may have directly incurred additional costs that would further reduce the total amount remaining under the ZENECA Indemnity. In 1994, Pioneer recorded a $3.2 million environmental reserve related to pre-closing actions at sites that are the responsibility of the ZENECA Companies. At the same time a receivable was recorded from the ZENECA Companies for the same amount. It is Pioneer's policy to record such amounts when a liability can be reasonably estimated. In 2000, based on the results of a third-party environmental analysis, the $3.2 million environmental reserve and receivable were adjusted to the discounted future cash flows for estimated environmental remediation, which was $2 million. In the course of evaluating future cash flows upon emerging from bankruptcy, it was determined that the timing of future cash flows for environmental work was uncertain and that those cash flows no longer qualify for discounting under generally accepted accounting standards. As a result, Pioneer no longer discounts the environmental liabilities and related receivables, which are now recorded at their undiscounted amounts of $3.2 million at December 31, 2001.

    The ZENECA Indemnity continues to cover claims after the April 20, 1999 expiration of the term of the indemnity to the extent that, prior to the expiration of the indemnity, proper notice to the ZENECA Companies was given and either the ZENECA Companies have assumed control of such claims or we were contesting the legal requirements that gave rise to such claims, or had commenced removal, remedial or maintenance work with respect to such claims, or commenced an investigation which resulted in the commencement of such work within ninety days. Management believes proper notice was provided to the ZENECA Companies with respect to outstanding claims under the ZENECA Indemnity, but the amount of such claims has not yet been determined given the ongoing nature of the environmental work at Henderson. Pioneer believes that the ZENECA Companies will continue to honor their obligations under the ZENECA Indemnity for claims properly presented. It is possible, however, that disputes could arise between the parties concerning the effect of contractual language and that Pioneer would have to subject claims for cleanup expenses, which could be substantial, to the contractually-established arbitration process.

    In connection with the 1995 transaction pursuant to which all of the outstanding common stock and other equity interests of a predecessor of PALLC was acquired from the holders of those interests (the "Sellers"), the Sellers agreed to indemnify Pioneer and its affiliates for certain environmental remediation obligations, arising prior to the closing date from or relating to certain plant sites or arising before or after the closing date with respect to certain environmental liabilities relating to certain properties and interests held by Pioneer for the benefit of the Sellers (the "Contingent Payment Properties"). Amounts payable in respect of such liabilities would generally be payable as follows: (i) out of specified reserves established on the predecessor's balance sheet at December 31, 1994; (ii) either by offset against the amounts payable under the $11.5 million in notes payable to the Sellers, or from amounts held in an account (the "Contingent Payment Account") established for the deposit of proceeds from the Contingent Payment Properties; and (iii) in certain circumstances and subject to specified limitations, out of the personal assets of the Sellers. To the extent that liabilities exceeded proceeds from the Contingent Payment Properties, Pioneer would be limited, for a ten-year period, principally to rights of offset against the Sellers' notes to cover such liabilities.

    In 1999 disputes arose between Pioneer and the Sellers as to the proper scope of the indemnity. During June 2000, Pioneer effected an agreement with the Sellers, pursuant to which Pioneer, in exchange for cash and other consideration, relieved the Sellers from their environmental indemnity obligations and agreed to transfer to the Sellers the record title to the Contingent Payment Properties and the $0.8 million remaining cash balance in the Contingent Payment Account that Pioneer determined to be in excess of anticipated environmental liability. The cash balance in the Contingent Payment Account at the time of this transaction was $6.1 million. This cash balance was not previously reflected on the balance sheet since a right of setoff existed.

    A third-party environmental analysis that was performed on all of the sites subject to the indemnity provided the basis for the anticipated environmental liability. Pioneer then adjusted the remediation reserve on its balance sheet to the discounted future cash flows for estimated environmental remediation. As a result of the above transaction and the new environmental analysis, a pre-tax gain of $1.8 million was reported during the second quarter of 2000, which was reflected as a reduction of cost of sales. As indicated above, Pioneer is no longer discounting the environmental liabilities and related receivables, which are now recorded at their undiscounted amounts of $5.3 million at December 31, 2001.

    Pioneer acquired the chlor-alkali facility in Tacoma from OCC Tacoma, Inc. ("OCC Tacoma"), a subsidiary of OxyChem, in June 1997. In connection with the acquisition, OCC Tacoma agreed to indemnify Pioneer with respect to certain environmental matters, which indemnity is guaranteed by OxyChem. In general, Pioneer will be indemnified against damages incurred for remediation of certain environmental conditions, for certain environmental violations caused by pre-closing operations at the site and for certain common law claims. The conditions subject to the indemnity are sites at which hazardous materials have been released prior to closing as a result of pre-closing operations at the site. In addition, OCC Tacoma will indemnify Pioneer for certain costs relating to releases of hazardous materials from pre-closing operations at the site into the Hylebos Waterway, site groundwater containing certain volatile organic compounds that must be remediated under an RCRA permit, and historical disposal areas on the embankment adjacent to the site for maximum periods of 24 or 30 years from the June 1997 acquisition date, depending upon the particular condition, after which Pioneer will have full responsibility for any remaining liabilities with respect to such conditions. OCC Tacoma may obtain an early expiration date for certain conditions by obtaining a discharge of liability or an approval letter from a governmental authority. Although there can be no assurance that presently anticipated remediation work will be completed prior to the expiration of the indemnity, or that additional remedial requirements will not be imposed thereafter, we believe that the residual liabilities, if any, can be managed in a manner that will not have a material adverse effect on Pioneer.

    OCC Tacoma will also indemnify Pioneer against certain other environmental conditions and environmental violations caused by pre-closing operations that are identified after the closing. Environmental conditions that are subject to formal agency action before June 2002 or to an administrative or court order before June 2007, and environmental violations that are subject to an administrative or court order before June 2002, will be covered by the indemnity up to certain dollar amounts and time limits. Pioneer will indemnify OCC Tacoma for environmental conditions and environmental violations identified after the closing if (i) an order or agency action is not imposed within the relevant time frames or (ii) applicable expiration dates or dollar limits are reached. As of December 31, 2001, no orders or agency actions had been imposed.

    The EPA has recently advised OCC Tacoma and Pioneer that Pioneer has been named as a "potentially responsible party" in connection with the remediation of the Hylebos Waterway in Tacoma, by virtue of its current ownership of the Tacoma site. The state Department of Ecology recently notified OCC Tacoma and Pioneer of its concern regarding high pH groundwater in the Hylebos Waterway embankment area and has requested additional studies. OCC Tacoma has acknowledged its obligation to indemnify Pioneer against liability with respect to the remediation activities, subject to the limitations included in the indemnity agreement. Pioneer has reviewed the time frames currently estimated for remediation of the known environmental conditions associated with the plant and adjacent areas, including the Hylebos Waterway, and presently believe that it will have no material liability upon the termination of OCC Tacoma's indemnity. However, the OCC Tacoma indemnity is subject to limitations as to dollar amount and duration, as well as certain other conditions, and there can be no assurance that such indemnity will be adequate to protect Pioneer, that remediation will proceed on the present schedule, that it will involve the presently anticipated remedial methods, or that unanticipated conditions will not be identified. If these or other changes occur, Pioneer could incur a material liability for which it is not insured or indemnified.

    In connection with the acquisition of the assets of PCI Canada in 1997, Imperial Chemical Industrials PLC ("ICI") and certain of its affiliates (together the "ICI Indemnitors") agreed to indemnify Pioneer for certain liabilities associated with environmental matters arising from pre-closing operations of the Canadian facilities. In particular, the ICI Indemnitors have retained unlimited responsibility for environmental liabilities associated with the Cornwall site, liabilities arising out of the discharge of contaminants into rivers and marine sediments and liabilities arising out of off-site disposal sites. The ICI Indemnitors are also subject to a general environmental indemnity for other pre-closing environmental matters. This general indemnity will terminate on October 31, 2007, and is subject to a limit of $25 million (Cdn). Pioneer may not recover under the environmental indemnity until it has incurred cumulative costs of $1 million (Cdn), at which point Pioneer may recover costs in excess of $1 million (Cdn). As of December 31, 2001, we had incurred no cumulative costs towards the $25 million (Cdn) indemnity.

    With respect to the Becancour and Dalhousie facilities, the ICI Indemnitors will be responsible under the general environmental indemnity for 100% of the costs incurred in the first five years after October 31, 1997 and for a decreasing percentage of such costs incurred in the following five years. Thereafter, Pioneer will be responsible for environmental liabilities at such facilities (other than liabilities arising out of the discharge of contaminants into rivers and marine sediments and liabilities arising out of off-site disposal sites). Pioneer will indemnify ICI for environmental liabilities arising out of post-closing operations and for liabilities arising out of pre-closing operations for which Pioneer is not indemnified by the ICI Indemnitors.

    Pioneer believes that the indemnity provided by ICI will be adequate to address the known environmental liabilities at the acquired facilities, and that residual liabilities, if any, incurred by Pioneer will not be material.

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

21.      RELATED PARTY TRANSACTIONS

    On December 28, 1999, Pioneer sold its 15% partnership interest in Saguaro Power Company ("Saguaro"), which owns a cogeneration plant located in Henderson, Nevada. Pioneer's interest in Saguaro was accounted for using the cost method of accounting. Prior to this sale, Pioneer sold certain products and services to and purchased steam from Saguaro at market prices. Transactions with Saguaro prior to the sale were as follows.

                                                         PREDECESSOR
                                                           COMPANY
                                                         ------------
                                                            1999
                                                         ------------
Sales to Saguaro.........................................  $   874
Purchases from Saguaro...................................    1,585
Partnership cash distribution from Saguaro (included in
  other income, net).....................................    1,020

    Accounts receivable from and accounts payable to Saguaro were not significant to Pioneer's consolidated balance sheet.

    Pioneer is a party to an agreement with BMI for the delivery of Pioneer's water to the Henderson production facility. The agreement provides for the delivery of a minimum of eight million gallons of water per day. The agreement expires on December 31, 2014, unless terminated earlier in accordance with the provisions of the agreement. In addition, BMI owns the power facilities which transmit electricity to the Henderson facility. For the years ended December 31, 2001, 2000, and 1999, for its services BMI charged operating expenses to Pioneer of approximately $1.6 million, $1.5 million, and $1.6 million, respectively. Amounts due to BMI at December 31, 2001 and 2000 are $.7 million and $.4 million respectively.

    During 1999, Pioneer entered into arrangements with an affiliate of Strategic Distribution, Inc. ("Strategic") pursuant to which Strategic's affiliate provides procurement, handling and data management of maintenance, repair and operating supplies at Pioneer's facilities in Henderson, Nevada and St. Gabriel, Louisiana. During 2001, this arrangement was discontinued. William
R. Berkley, Chairman of the Board of Pioneer prior to Pioneer's emergence from bankruptcy, owns approximately 23% of Strategic's common stock, and serves as chairman of the board of directors of Strategic. Andrew R. Bursky and Jack Nusbaum, directors of Pioneer prior to Pioneer's emergence from bankruptcy, are directors of Strategic. For the years ending December 31, 2001, 2000 and 1999, for materials and its services, Strategic charged operating expenses to Pioneer of approximately $3.6 million, $4.6 million and $1.4 million respectively. Of the $3.6 million charged during 2001, $1.0 million was discharged in bankruptcy. Amounts due to Strategic at December 31, 2001 and 2000 are zero and $.7 million respectively.

22.      INCOME (LOSS) PER SHARE

    Pioneer accounts for income (loss) per share in accordance with SFAS 128, "Earnings Per Share." Basic income (loss) per share are based on the weighted average number of common shares outstanding during the period. Diluted income
(loss) per share considers, in addition to the above, the dilutive effect of potentially issuable common shares during the period which include options and preferred stock. Income (loss) per share for 2001, 2000 and 1999 were not affected by outstanding options to acquire shares of common stock because their effect was anti-dilutive and the exercise prices of those options were greater than the average market price of Pioneer's common stock. Income (loss) per share for 2001, 2000 and 1999 was not affected by the 55,000 issued and outstanding preferred shares that could be converted into 539,000 shares of common stock because their effect was anti-dilutive.

23.      RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued SFAS 141 and SFAS 142. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. SFAS 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value and was adopted by Pioneer effective December 31, 2001. The statement also provides that goodwill should not be amortized, but must be tested for impairment annually, or more frequently if circumstances indicate potential impairment.

    Pioneer allocated reorganization value in accordance with SOP 90-7 and SFAS 141. This allocation included the writeoff of $170.6 of prior goodwill and resulted in reorganization value in excess of fair value of identifiable assets of $84.1 million, which related to the Canadian operations. In accordance with SFAS 142, Pioneer will not amortize the reorganization value in excess of fair value, but will review it for impairment at least annually. Goodwill amortization expense for the year ended December 31, 2001 was $8.9 million.

    In June 2001, FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 is not expected to have a material impact on Pioneer's financial position, results of operations, or cash flows.

    In August 2001, FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which Pioneer adopted on January 1, 2002. SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets and the disposal of a segment of a business. The adoption of SFAS 144 did not have a material impact on Pioneer's financial position, results of operations or cash flows.

24.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                             FIRST         SECOND        THIRD       FOURTH
                                            QUARTER       QUARTER       QUARTER     QUARTER
                                            ---------    ---------    ---------    ---------
Predecessor Company:
Year ended December 31, 2001
  Revenues ..............................   $ 101,373    $ 103,272    $  93,303    $  85,534
  Gross profit ..........................      10,612       12,966       13,429        8,139
  Operating loss ........................      (4,232)     (29,174)     (62,408)     (24,341)
  Loss before income taxes and
     extraordinary item..................     (18,592)     (44,295)     (69,068)    (136,459)
  Net loss before extraordinary item ....     (20,130)     (44,932)     (71,880)    (134,595)
  Net income (loss) .....................     (20,130)     (44,932)     (71,880)     279,717
  Per share data
     Basic and diluted net loss
      before extraordinary item .........   $   (1.74)   $   (3.89)   $   (6.23)   $  (11.67)
                                            =========    =========    =========    =========
Year ended December 31, 2000
  Revenues ..............................   $  99,760    $ 105,423    $ 103,786    $  93,939
  Gross profit ..........................      11,336       12,062        3,523        4,990
  Operating income (loss) ...............        (807)         807       (6,243)      (5,270)
  Loss before income taxes ..............     (14,171)      (8,692)     (21,203)     (20,466)
  Net loss ..............................      (9,586)      (5,875)     (13,358)     (76,744)
  Per share data
     Basic and diluted net loss .........   $   (0.83)   $   (0.51)   $   (1.16)   $   (6.65)
                                            =========    =========    =========    =========

----------

No cash dividends were declared or paid by the Company in 2001, 2000, or 1999.

                                                                     SCHEDULE II

                             PIONEER COMPANIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                             BALANCE AT   CHARGED TO                  BALANCE AT
                                             BEGINNING    COSTS AND                     END OF
          DESCRIPTION                        OF PERIOD     EXPENSE     DEDUCTIONS       PERIOD
          -----------                        ----------   ----------   ----------     ----------
Year Ended December 31, 2001:
  Allowance for doubtful accounts .........   $ 1,392       $ 2,848   $(2,060)(A)      $ 2,180
Year Ended December 31, 2000:
  Allowance for doubtful accounts .........     2,750            93    (1,451)(A)(B)     1,392
Year Ended December 31, 1999:
  Allowance for doubtful accounts .........     3,122           350      (722)(A)        2,750

--------------

(A) Uncollectible accounts written off, net of recoveries.

(B) Includes reversal of $1,158 of KNA allowance in connection with the sale of that business.

    EXHIBIT NO.                             DESCRIPTION

         2.1 Pioneer Companies, Inc. Joint Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code.

         2.2      Order Approving Disclosure Statement, dated September 21,
                  2001.

         2.3* Order Confirming Joint Plan of Reorganization, dated November 28, 2001 (incorporated by reference to Exhibit 2.4 to Pioneer's Current Report on Form 8-K filed on December 28,
                  2001).

         2.4* Asset Purchase Agreement, dated as of May 14, 1997, by and between OCC Tacoma, Inc. and Pioneer Companies, Inc. (incorporated by reference to Exhibit 2 to Pioneer's Current Report on Form 8-K filed on July 1, 1997).

         2.5* Asset Purchase Agreement, dated as of September 22, 1997 between PCI Chemicals Canada Inc. ("PCICC"), PCI Carolina, Inc. and Pioneer Companies, Inc. and ICI Canada Inc., ICI Americas, Inc. and Imperial Chemical Industries plc (incorporated by reference to Exhibit 2 to Pioneer's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

         2.6* First Amendment to Asset Purchase Agreement, dated as of October 31, 1997, between PCICC, PCI Carolina, Inc. and Pioneer Companies, Inc. and ICI Canada Inc., ICI Americas, Inc. and Imperial Chemical Industries plc (incorporated by reference to Exhibit 2 to Pioneer's Current Report on Form 8-K filed on November 17, 1997).

         3.1 Fourth Amended and Restated Certificate of Incorporation of Pioneer Companies, Inc.

         3.2      Amended and Restated Bylaws of Pioneer Companies, Inc.

         4.1      Specimen Pioneer Companies, Inc. Stock Certificate.

         4.2 Registration Rights Agreement, dated as of December 31, 2001, among Pioneer Companies, Inc., PCI Chemicals Canada Company and the persons listed therein.

         4.3 Indenture, dated as of December 31, 2001, among PCI Chemicals Canada Company, the guarantors named therein and Wells Fargo Bank Minnesota, National Association, as trustee, relating to $150,000,000 principal amount of 10% Senior Secured Guaranteed Notes due 2008.

         4.4 Term Loan Agreement, dated as of December 31, 2001, among Pioneer Americas LLC, the guarantors named therein, the lenders from time to time parties thereto and Wells Fargo Bank Minnesota, National Association, as administrative agent.

         4.5 Indenture, dated as of December 31, 2001, among Pioneer Americas LLC and Wells Fargo Bank Minnesota, National Association, as trustee, relating to up to $50,000,000 principal amount of Senior Secured Floating Rate Guaranteed Notes due 2006.

         4.6 Loan and Security Agreement, dated as of December 31, 2001, among PCI Chemicals Canada Company, Pioneer Americas LLC, the lenders from time to time parties thereto and Foothill Capital Corporation, as arranger and administrative agent.

         4.7 First Amendment to Loan and Security Agreement, dated April 15, 2002, between and among the lenders identified on the signature pages thereto, Foothill Capital Corporation, and PCI Chemicals Canada Company and Pioneer Americas LLC.

         4.8 Common Security and Intercreditor Agreement, dated as of December 31, 2001.

         10.1+    Pioneer Companies, Inc. 2001 Employee Stock Option Plan.

         21.1     List of Subsidiaries.

----------

* Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

+    Indicates management contract or compensatory plan or arrangement.