Form 10-K/A
period 2001-12-31
PIONEER COMPANIES INC
filed 2002-04-17
CIK 830141

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------


                                  FORM 10-K/A

                                FIRST AMENDMENT
                                       TO

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


         DOCUMENTS INCORPORATED BY REFERENCE: None.


================================================================================

                                EXPLANATORY NOTE


     The registrant is filing this Form 10-K/A with the Securities and Exchange Commission for the sole purpose of revising the Independent Auditors' Report in
Item 8 to correct the omission of the auditors' signature.



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


                                        PIONEER COMPANIES, INC.
                                        (Registrant)


Date: April 17, 2002                    By:     /s/ MICHAEL J. FERRIS
                                           -------------------------------------
                                                    Michael J. Ferris
                                           President and Chief Executive Officer

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


DELOITTE & TOUCHE LLP


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