Form 10-Q
period 2002-03-31
PIONEER COMPANIES INC
filed 2002-05-15
CIK 830141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     On April 30, 2002, there were outstanding 10,000,000 shares of Common Stock of Pioneer Companies, Inc.

                                TABLE OF CONTENTS


                                          PART I--FINANCIAL INFORMATION
                                                                                                              Page
                                                                                                              ----
Item 1.      Consolidated Financial Statements                                                                3

             Consolidated Balance Sheets--March 31, 2002 and December 31, 2001                                3

             Consolidated Statements of Operations--Three Months Ended March 31, 2002 and 2001                4

             Consolidated Statements of Cash Flows--Three Months Ended March 31, 2002 and 2001                5

             Notes to Consolidated Financial Statements                                                       6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations           17

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                      23

Item 5.      Other Information                                                                               24

                                            PART II--OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                                                25

      Certain statements in this Form 10-Q regarding future expectations of Pioneer's business and Pioneer's results of operations may be regarded as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such statements are subject to various risks, including, but not limited to, Pioneer's high financial leverage, global economic conditions, the demand and prices for Pioneer's products, Pioneer and industry production volumes, competitive prices, the cyclical nature of the markets for many of Pioneer's products and raw materials, the effect of Pioneer's results of operations on its debt agreements, negotiations with Pioneer's lenders, Pioneer's derivatives position and other risks and uncertainties. Attention is directed to Pioneer's Annual Report on Form 10-K and Item 5 of Part I of this Report on Form 10-Q for a discussion of such risks and uncertainties. Actual outcomes may vary materially.

                         PART I --FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             PIONEER COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  MARCH 31,         DECEMBER 31,
                                                                                    2002               2001
                                                                                -------------      -------------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                    $       6,852      $       3,624
   Accounts receivable, net of allowance for doubtful accounts of $1,640 at
     March 31, 2002 and $2,180 at December 31, 2001                                    33,423             41,568
   Inventories                                                                         17,410             18,148
   Current derivative asset                                                           127,988            178,028
   Prepaid expenses and other current assets                                            3,245              5,922
                                                                                -------------      -------------
        Total current assets                                                          188,918            247,290
Property, plant and equipment:
   Land                                                                                 7,732              7,732
   Buildings and improvements                                                          41,457             41,457
   Machinery and equipment                                                            223,923            223,843
   Construction in progress                                                             3,674              3,085
                                                                                -------------      -------------
                                                                                      276,786            276,117
   Less: accumulated depreciation                                                      (6,232)                --
                                                                                -------------      -------------
             Net property, plant and equipment                                        270,554            276,117
Other assets                                                                           13,051             11,816
Non-current derivative asset                                                           71,495             87,625
Excess reorganization value over the fair value of identifiable assets                 84,064             84,064
                                                                                -------------      -------------
        Total assets                                                            $     628,082      $     706,912
                                                                                =============      =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $      19,102      $      24,839
   Accrued liabilities                                                                 38,928             34,497
   Current derivative liability                                                       122,542            168,865
   Current portion of long-term debt                                                    6,037              7,375
                                                                                -------------      -------------
        Total current liabilities                                                     186,609            235,576
Long-term debt, less current portion                                                  205,072            205,223
Accrued pension and other employee benefits                                            20,460             21,267
Non-current derivative liability                                                      169,779            207,625
Other long-term liabilities                                                            25,772             26,694
Commitments and contingencies (Note 5)
Stockholders' equity:
   Common stock, $.01 par value, authorized 50,000 shares, issued and                     100                100
        outstanding 10,000 shares
   Additional paid-in capital                                                          10,427             10,427
   Retained earnings                                                                    9,863                 --
                                                                                -------------      -------------
Total stockholders' equity                                                             20,390             10,527
                                                                                -------------      -------------
Total liabilities and stockholders' equity                                      $     628,082      $     706,912
                                                                                =============      =============

                See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           SUCCESSOR         PREDECESSOR
                                                           COMPANY            COMPANY
                                                          ------------------------------
                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                          ------------------------------
                                                              2002              2001
                                                          ------------      ------------
Revenues                                                  $     71,796      $    101,373
Cost of sales                                                   67,198            90,761
                                                          ------------      ------------
Gross profit                                                     4,598            10,612
Selling, general and administrative expenses                    (5,602)          (10,582)
Change in fair value of derivatives                             17,999                --
Other charges                                                   (3,127)           (4,262)
                                                          ------------      ------------
Operating income (loss)                                         13,868            (4,232)
Interest expense, net                                           (4,704)          (15,663)
Other income (expense), net                                        (33)            1,303
                                                          ------------      ------------
Income (loss) before income taxes                                9,131           (18,592)
Income tax expense (benefit)                                      (732)            1,538
                                                          ------------      ------------
Net income (loss)                                         $      9,863      $    (20,130)
                                                          ============      ============

Net income (loss) per share:
    Basic and diluted                                     $       0.99      $      (1.74)
                                                          ============      ============

Weighted average number of common shares outstanding:
    Basic and diluted                                           10,000            11,538
                                                          ============      ============




                See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                        SUCCESSOR           PREDECESSOR
                                                                         COMPANY             COMPANY
                                                                      ----------------------------------
                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                      ----------------------------------
                                                                          2002                2001
                                                                      --------------      --------------
Operating activities:
   Net income (loss)                                                  $        9,863      $      (20,130)
   Adjustments to reconcile net income (loss) to net cash flows from operating activities:
        Depreciation and amortization                                          6,253              12,317
        Provision for losses on accounts receivable                             (767)                 --
        Net change in deferred taxes                                            (795)              1,699
        Change in fair value of derivatives                                  (17,999)                 --
        (Gain) loss on disposals of assets                                        --                (119)
        Foreign exchange (gain) loss                                             121                (548)
        Net effect of changes in operating assets and liabilities              8,846               4,083
                                                                      --------------      --------------
Net cash flows from operating activities                                       5,522              (2,698)
                                                                      --------------      --------------

Investing activities:
   Capital expenditures                                                         (866)             (2,313)
   Proceeds received from disposals of assets                                     --                 119
                                                                      --------------      --------------
Net cash flows from investing activities                                        (866)             (2,194)
                                                                      --------------      --------------

Financing activities:
   Net proceeds under revolving credit arrangements                           (1,338)              4,307
   Payments on long-term debt                                                   (151)               (224)
                                                                      --------------      --------------
Net cash flows from financing activities                                      (1,489)              4,083
                                                                      --------------      --------------

Effect of exchange rate changes on cash                                           61                 (82)
                                                                      --------------      --------------
Net change in cash and cash equivalents                                        3,228                (891)

Cash and cash equivalents at beginning of period                               3,624               5,935
                                                                      --------------      --------------
Cash and cash equivalents at end of period                            $        6,852      $        5,044
                                                                      ==============      ==============





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

      The consolidated balance sheet at March 31, 2002 and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first three months of 2002 are not necessarily indicative of results to be expected for the year ending December 31, 2002. All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated. Certain amounts have been reclassified in prior years to conform to the current year presentation.

      The consolidated balance sheet at December 31, 2001 is derived from the December 31, 2001 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"), since certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2001.

2.  BASIS OF PRESENTATION AND MANAGEMENT PLANS

      On December 31, 2001, the Company and each of its direct and indirect wholly-owned U.S. subsidiaries emerged from protection under the U.S. Bankruptcy Code, and on the same date PCI Chemicals Canada Company ("PCI Canada") emerged from protection under the provisions of Canada's Companies Creditors' Arrangement Act.

      Pioneer has applied the accounting principles provided for in the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), including fresh start accounting upon emergence from bankruptcy on December 31, 2001. Accordingly, Pioneer's statements of financial position, results of operations and cash flows for the periods after Pioneer's emergence from bankruptcy are not comparable in certain respects to earlier periods.

      Upon emergence from bankruptcy, Pioneer's senior secured debt outstanding consisted of Senior Secured Floating Rate Guaranteed Notes due 2006 in the aggregate principal amount of $45.4 million (the "Senior Guaranteed Notes"), Senior Floating Rate Term Notes due 2006 in the aggregate principal amount of $4.6 million (the "Senior Floating Notes"), 10% Senior Secured Guaranteed Notes due 2008 in the aggregate principal amount of $150 million (the "10% Senior Secured Notes"), and a Revolving Credit Facility with a $30 million commitment and a borrowing base restriction (the "Revolver"), borrowings under which were used shortly after the emergence from bankruptcy to replace $6.7 million of debtor-in-possession financing which was outstanding as of December 31, 2001. Collectively, the $200 million in Senior Guaranteed Notes, Senior Floating Notes and 10% Senior Secured Notes are referred to as the Senior Notes and together with the Revolver are referred to as the Senior Secured Debt.

      The Senior Secured Debt requires payments of interest in cash and contains various covenants including a financial covenant in the Revolver (which if violated would create a default under the cross-default provisions of the Senior Notes) which obligates Pioneer to comply with certain cash flow requirements. The interest payment requirements of the Senior Secured Debt and the financial covenant in the Revolver were originally set at levels based on financial projections prepared in connection with the plan of reorganization and did not accommodate significant downward variations in operating results. The plan of reorganization and the related financial projections were predicated on expectations that the chlorine and caustic soda markets would experience a modest decline in early 2002 followed by improving market conditions from the historic lows experienced in the last few years. Those market improvements, along with the reduced debt levels resulting from the reorganization, were expected to return Pioneer to a more sound financial basis.

      During the short time since Pioneer emerged from bankruptcy, the chlorine and caustic soda markets have not attained the levels included in the projections prepared in connection with the plan of reorganization, and Pioneer does not expect to achieve the results that were included in the projections for 2002. While some increase in chlorine prices has occurred during the second quarter of 2002, and additional increases are expected during the third quarter, caustic soda prices have been decreasing and are at low levels and are expected to continue at the same or lower levels during the second quarter. The current low prices have created liquidity that is less than that which would result from the projections prepared in connection with the plan of reorganization, and Pioneer has responded by cutting costs and reducing expenditures, including idling manufacturing capacity and laying off operating and administrative employees. Pioneer may not have the liquidity necessary to meet all of its obligations during 2002.

      As discussed in Note 3, Pioneer has recorded an unrealized loss relating to a substantial portfolio of mark-to-market derivative instruments. Changes in the fair value of the derivatives are reported in the statement of operations in the period of change.

      Prior to the amendment to the Revolver discussed below (which amendment changed, among other things, the method for calculating EBITDA as defined below) one of the covenants in the Revolver required Pioneer to generate $5.1 million of net earnings before extraordinary gains, interest, income taxes, depreciation and amortization (referred to as EBITDA) during the quarter ended March 31, 2002, $10.8 million of EBITDA during the six month period ending June 30, 2002, $19.6 million of EBITDA during the nine month period ending September 30, 2002, $32.4 million of EBITDA during the twelve month period ending December 31, 2002 and $32.6 million of EBITDA for each twelve month period ending each fiscal quarter thereafter. The Revolver also provides that as a condition of borrowings there shall not have occurred any material adverse change in Pioneer's business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).

      Pioneer was in compliance with the EBITDA covenant during the quarter ended March 31, 2002, but only as a result of the inclusion of the effect of the change in fair value of derivatives (which is discussed in Note 3), and Pioneer may not generate the required amount of Adjusted EBITDA (defined below) during subsequent quarters. During March 2002 the lender under Pioneer's Revolver advised Pioneer that it believed that a material adverse change had occurred, although it continued to fund loans under the Revolver. In order to address concerns about adverse changes in Pioneer's financial condition and the possibility that Pioneer might not comply with the EBITDA covenant during the remainder of the current year, Pioneer had discussions with the lender on the proposed terms of an amendment to the Revolver. The lender has now rescinded its notice that a material adverse change may have occurred, and extended the deadline for the provision of financial statements for the year ended December 31, 2001 with which Pioneer is now in compliance. In connection with the waiver, Pioneer and the lender amended the Revolver to (i) revise the definition of EBITDA to exclude the effects of changes in the fair value of derivative instruments (as so adjusted, "Adjusted EBITDA"), (ii) eliminate the availability of interest rates based on LIBOR and (iii) replace the previously applicable margin over the prime rate (the "Previous Rate") with the Previous Rate plus 2.25% for all loans that are and will be outstanding under the Revolver. Pioneer paid a forbearance fee of $250,000 in connection with the foregoing waiver and amendment. Also in connection with the foregoing waiver and amendment, Pioneer agreed with the lender to further amend the terms of the Revolver to revise the Adjusted EBITDA to take into account Pioneer's current expectations for the amount of Adjusted EBITDA that will be generated during 2002 as agreed to by the lender and to add such other financial covenants to the Revolver as Pioneer's lender deems necessary to monitor Pioneer's performance in meeting such projections. Pioneer and the lender are discussing the terms of the amendment. If the additional amendment is not agreed upon by May 20, 2002, a default will occur under the Revolver, unless agreed otherwise by the lender, which would cause a cross-default under the Senior Notes.

      If under the Revolver the required Adjusted EBITDA level for any quarter is not met, Pioneer will be in default under the terms of the Revolver. The completion of the proposed amendment to the Revolver to restate the Adjusted EBITDA level required by the covenant could affect Pioneer's compliance. Moreover, if conditions constituting a material adverse change occur or have occurred, the lender can exercise its rights under the Revolver and refuse to make further advances. The effect of such a refusal to make further advances is that customer receipts would be applied to borrowings under the Revolver without Pioneer having the ability to reborrow. This would cause Pioneer to suffer a rapid loss of liquidity and it would lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow the lender the right to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under the Senior Notes which would provide the holders of the Senior Notes with the right to accelerate their $200 million in outstanding indebtedness and demand its immediate repayment. In such circumstances, or if Pioneer otherwise did not have sufficient liquidity to satisfy all of its debt service obligations, Pioneer would be required to refinance, restructure or reorganize all or a portion of its indebtedness, defer payments on its debt, sell assets, obtain additional debt or equity financing or take other actions, including seeking protection under Chapter 11 of the U.S. Bankruptcy Code and under Canada's Companies Creditors' Arrangement Act. Pioneer cannot predict the discussions with its lender under the Revolver, the actions of the lender under the Revolver, or the holders of the Senior Notes and its trade creditors, including any action to force Pioneer into involuntary bankruptcy proceedings if there is a breach of the Revolver covenants or default under the Senior Notes, or the outcome of any of the actions that Pioneer may need to take in response to such actions.

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

 3.  DERIVATIVE INSTRUMENTS

      Pioneer adopted the accounting and reporting standards of Statement of Financial Accounting Standard 133, "Accounting for Derivative Instruments and Hedging Activities," as interpreted and amended ("SFAS 133"), as of January 1, 2001. This statement established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The change in the fair value of derivatives that are not hedges must be recognized currently as a gain or loss in the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is settled. Under hedge accounting, the ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Based upon the contracts in effect at January 1, 2001, the adoption of SFAS 133 had no effect on the consolidated financial statements at that date.

      The Colorado River Commission ("CRC") supplies power to Pioneer's Henderson facility pursuant to three basic contracts covering hydro-generated power, power requirements in excess of hydropower, and power transmission and supply balancing services. CRC is a state agency established in 1940 to manage federal hydropower contracts with utilities and other customers, including Pioneer's Henderson facility, in Southern Nevada. Since the low cost hydropower supplied by CRC does not entirely meet Henderson's power demands and those of CRC's other customers, CRC purchases supplemental power from various sources and resells it to Pioneer and other customers.

      Approximately 50% of the electric power supply for Pioneer's Henderson facility is provided under a supplemental supply contract with CRC. The supplemental supply contract sets forth detailed procedures governing the procurement of power by CRC on Pioneer's behalf. This agreement is not intended to provide for speculative power purchases on Pioneer's behalf.

      The derivative positions consist of contracts for the forward purchase and sale of electricity as well as options that have been purchased or written for electric power. While a portion of the net unrealized loss, in the amount of $7.8 million at March 31, 2002, relates to transactions specifically approved by Pioneer pursuant to the procedures established by a pre-existing agreement with CRC (the "Approved Derivatives"), Pioneer is disputing CRC's contention that the other derivatives (the "Disputed Derivatives") with an additional net liability at March 31, 2002 of $85.0 million are its responsibility. All $92.8 million of such net unrealized loss has been recorded by Pioneer in the March 31, 2002 financial statements, but the outcome of the dispute with respect to the $85 million of liability as of March 31, 2002 is in doubt. CRC has further contended that other contracts (the "Rejected Derivatives") reflecting an additional net unrealized loss of $33.8 million as of March 31, 2002, are Pioneer's responsibility although CRC has not provided any documentation of any relationship of those contracts to Pioneer. Pioneer has not recorded any unrealized loss with respect to the Rejected Derivatives, and CRC's contention that Pioneer has any liability with respect to those derivatives is being contested.

      Pioneer has also recorded as "other assets" $9.6 million in cash that CRC has collected in the form of premiums (related to options that expired prior to March 31, 2002). A total of $0.6 million of that amount is attributable to the Approved Derivatives and $9.0 million is attributable to the Disputed Derivatives. Pioneer believes CRC is obligated to allocate that amount to the reduction of power costs at Pioneer's Henderson facility during 2002. However, the Approved Derivatives and the Disputed Derivatives that mature during 2003 and later years would, given current industry conditions, have a material adverse effect on Pioneer's cash flow.

      The derivative positions include many types of contracts with varying strike prices and maturity dates extending through 2006. The fair value of the instruments will vary over time based upon market circumstances. The fair value of the derivative positions was determined for Pioneer by an independent consultant using available market information and appropriate valuation methodologies that include current and forward pricing. Considerable judgement, however, is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates for the fair value of the derivative positions are not necessarily indicative of the amounts that could currently be realized upon disposition of the derivative positions or the ultimate amount that would be paid or received when the positions are settled. The use of different market assumptions and/or estimation methodologies would result in different fair values. Management of Pioneer believes that the market information, methodologies and assumptions used by the independent consultant to fair value the derivative positions produces a reasonable estimation of the fair value of the derivative positions at March 31, 2002.

      The information in the tables below presents the electricity futures and options positions outstanding as of March 31, 2002 ($ in thousands, except per megawatt hours ("mwh") amounts, and volumes in mwh), for Approved Derivatives and Disputed Derivatives.

                                                     APPROVED          DISPUTED
                                                   ------------      ------------
ELECTRICITY FUTURES CONTRACTS:
  Purchases:
     Contract volume (mwh)                                   --        11,930,410
     Range of expirations (years)                            --      0.25 to 4.75
     Weighted average years until expiration                 --              3.35
     Weighted average contract price (per mwh)     $         --      $      57.96
     Notional amount                               $         --      $    691,454
     Weighted average fair value (per mwh)         $         --      $      34.17
     Unrealized gain (loss)                        $         --      $   (283,807)

  Sales:
     Contract volume (mwh)                              133,350         7,150,990
     Range of expirations (years)                  0.25 to 0.75      0.25 to 4.75
     Weighted average years until expiration               0.52              2.54
     Weighted average contract price (per mwh)     $      37.51      $      60.55
     Notional amount                               $      5,002      $    432,964
  Weighted average fair value (per mwh)            $      39.82      $      86.66
  Unrealized gain (loss)                           $        308      $    186,747

ELECTRICITY OPTION CONTRACTS:
  Put (purchase):
     Contract volume (mwh)                              583,300                --
     Notional amount                               $     29,165      $         --
     Range of expirations (years)                          4.75                --
     Weighted average years until expiration               4.75                --
     Weighted average strike price (per mwh)       $      50.00      $         --
  Unrealized gain (loss)                           $     (8,152)     $         --

  Calls (sales):
     Contract volume (mwh)                                   --         4,411,000
     Notional amount                               $         --      $    237,925
     Range of expirations (years)                            --      0.25 to 4.00
     Weighted average years until expiration                 --              3.05
     Weighted average strike price (per mwh)       $         --      $      53.94
     Unrealized gain (loss)                        $         --      $     12,066
                                                   ------------      ------------

Total unrealized loss                              $     (7,844)     $    (84,994)
                                                   ============      ============


SUMMARY OF APPROVED AND DISPUTED DERIVATIVES IN BALANCE SHEET AT MARCH 31, 2002

Current derivative asset                                           $    127,988
Non-current derivative asset                                             71,495
Current derivative liability                                           (122,542)
Non-current derivative liability                                       (169,779)
                                                                   ------------
Net derivative liability                                           $    (92,838)
                                                                   ============

4.  SUPPLEMENTAL CASH FLOW INFORMATION

      Net effect of changes in operating assets and liabilities are as follows:

                                                              SUCCESSOR         PREDECESSOR
                                                               COMPANY            COMPANY
                                                             --------------------------------
                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                             --------------------------------
                                                                 2002               2001
                                                             -------------      -------------
     Accounts receivable                                     $       8,903      $      (4,396)
     Inventories                                                       732              1,624
     Prepaid expenses and other current assets                       2,673                578
     Other assets                                                   (1,255)              (385)
     Accounts payable                                               (6,552)            (7,513)
     Accrued liabilities                                             5,276             13,737
     Other long-term liabilities                                      (931)               438
                                                             -------------      -------------
          Net change in operating assets and liabilities     $       8,846      $       4,083
                                                             =============      =============

      Following are supplemental disclosures of cash flow information:

                                                   SUCCESSOR        PREDECESSOR
                                                    COMPANY           COMPANY
                                                  ------------------------------
                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                  ------------------------------
                                                     2002              2001
                                                  ------------      ------------
     Cash payments for:
        Interest                                  $        343      $        988
        Income taxes                                        --                20

5.  INVENTORIES

      Inventories consist of the following:

                                                       MARCH 31,        DECEMBER 31,
                                                         2002              2001
                                                     -------------     -------------
Raw materials, supplies and parts                    $       8,460     $       9,281
Finished goods and work-in-process                           7,695             9,133
Inventories under exchange agreements                        1,255              (266)
                                                     -------------     -------------
                                                     $      17,410     $      18,148
                                                     =============     =============

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

7.   LONG-TERM DEBT

      Long-term debt consisted of the following:

                                                                                       MARCH 31,         DECEMBER 31,
                                                                                         2002               2001
                                                                                     -------------      -------------
Senior Secured Debt:
   Senior Secured Floating Rate Guaranteed Notes, due December 2006; variable
      interest rates based on the three-month LIBOR rate plus 3.5% .............     $      45,422      $      45,422
   Senior Floating Rate Term Notes, due December 2006; variable
      interest rates based on the three-month LIBOR rate plus 3.5% .............             4,578              4,578
   10% Senior Secured Guaranteed Notes, due December 2008 ......................           150,000            150,000
   Revolving credit facility; variable interest rates based on U.S.
      prime rate plus a margin ranging from 2.30% to 3.50% .....................             5,325                 --
Other debt:
   DIP facility; variable interest rates based on U.S. prime rate plus 1/2%
      and Canadian prime rate plus 1-1/4% ......................................                --              6,663
   Other notes; maturing in various years through 2014, with various
      installments, at various interest rates ..................................             5,784              5,935
                                                                                     -------------      -------------
          Total ................................................................           211,109            212,598
Current maturities of long-term debt ...........................................            (6,037)            (7,375)
                                                                                     -------------      -------------
          Long-term debt, less current maturities ..............................     $     205,072      $     205,223
                                                                                     =============      =============

      Upon emergence from bankruptcy, senior secured debt outstanding under various debt instruments consisted of the Senior Guaranteed Notes, the Senior Floating Notes, the 10% Senior Secured Notes and the Revolver which was used shortly after Pioneer's emergence from bankruptcy to replace $6.7 million of debtor-in-possession financing which was outstanding as of December 31, 2001. Collectively, the $200 million in Senior Guaranteed Notes, Senior Floating Notes and 10% Senior Secured Notes are referred to as the Senior Notes and together with the Revolver are referred to as the Senior Secured Debt. In addition, at March 31, 2002, Pioneer had $5.8 million of other debt outstanding, comprised of notes maturing in various years through 2014. Because the Revolver requires a lock-box arrangement and contains a clause which allows the lender to refuse to fund further advances in the event of a material adverse change in Pioneer's business, the Revolver must be classified as current debt.

      The Revolver provides for revolving loans in an aggregate amount up to $30 million, subject to borrowing base limitations related to the level of accounts receivable and inventory, which secure borrowings under the facility. The Revolver provides for up to an additional $20 million of availability in the event of successful syndication of additional credit to one or more lenders acceptable to the lender, but it is not anticipated that such syndication efforts will be successful in the near future.

      Borrowings under the Revolver are available through December 31, 2004 so long as no default exists and all conditions to borrowings are met. Borrowings under the Revolver accrue interest determined on the basis of the prime rate plus a margin. Pioneer incurs a fee on the unused amount of the facility at a rate of .375% per year.

      Prior to the amendment of the Revolver (which amendment changed, among other things, the method for calculating EBITDA as defined below), one of the covenants in the Revolver required Pioneer to generate $5.1 million of net earnings before extraordinary gains, interest, income taxes, depreciation and amortization (referred to as EBITDA) during the quarter ended March 31, 2002, $10.8 million of EBITDA during the six month period ending June 30, 2002, $19.6 million of EBITDA during the nine month period ending September 30, 2002, $32.4 million of EBITDA during the twelve month period ending December 31, 2002 and $32.6 million of EBITDA for each twelve month period ending each fiscal quarter thereafter. The Revolver also provides that as a condition of borrowings there shall not have occurred any material adverse change in Pioneer's business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise). During March 2002 the lender under Pioneer's Revolver advised Pioneer that it believed that a material adverse change had occurred, although it continued to fund loans under the Revolver. In order to address concerns about adverse changes in Pioneer's financial condition and the possibility that it might not comply with the EBITDA covenant during the remainder of 2002, Pioneer had discussions with the lender on the proposed terms of an amendment to the Revolver. The lender has now rescinded its notice that a material adverse change may have occurred, and extended the deadline for the provision of financial statements for the year ended December 31, 2001, with which Pioneer is now in compliance. In connection with the waiver, Pioneer and the lender amended the Revolver to
(i) revise the definition of EBITDA to exclude the effects of changes in the fair value of derivative instruments (as so adjusted, "Adjusted EBITDA"), (ii) eliminate the availability of interest rates based on LIBOR and (iii) replace the previously applicable margin over the prime rate (the "Previous Rate") with the Previous Rate plus 2.25% for all loans that are and will be outstanding under the Revolver. Pioneer paid a forbearance fee of $250,000 in connection with the foregoing waiver and amendment. Also in connection with the foregoing waiver and amendment, Pioneer agreed with the lender to further amend the terms of the Revolver to revise the Adjusted EBITDA covenant to take into account Pioneer's current expectations for the amount of Adjusted EBITDA that will be generated during 2002 as agreed to by the lender and to add such other financial covenants to the Revolver as Pioneer's lender deems necessary to monitor Pioneer's performance in meeting such projections. Pioneer and the lender are discussion the terms of the amendment. If the additional amendment is not agreed upon by May 20, 2002, a default will occur under the Revolver, unless agreed otherwise by the lender, which would cause cross-default under the Senior Notes.

      If under the Revolver the required Adjusted EBITDA level for any quarter is not met, Pioneer will be in default under the terms of the Revolver. The completion of the proposed amendment to the Revolver to restate the Adjusted EBITDA level required by the covenant could affect Pioneer's compliance. Moreover, if conditions constituting a material adverse change occur or have occurred, the lender can exercise its rights under the Revolver and refuse to make further advances. The effect of such a refusal to make further advances is that customer receipts would be applied to borrowings under the Revolver without Pioneer having the ability to reborrow. This would cause Pioneer to suffer a rapid loss of liquidity and it would lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow the lender the right to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under the Senior Notes which would provide the holders of the Senior Notes with the right to accelerate their $200 million in outstanding indebtedness and demand its immediate repayment. In such circumstances, or if Pioneer otherwise did not have sufficient liquidity to satisfy all of its debt service obligations, Pioneer would be required to refinance, restructure or reorganize all or a portion of its indebtedness, defer payments on its debt, sell assets, obtain additional debt or equity financing or take other actions, including seeking protection under Chapter 11 of the U.S. Bankruptcy Code and under Canada's Companies Creditors' Arrangement Act. Pioneer cannot predict the outcome of the discussions with the lender under the Revolver, the actions of the lender under the Revolver or the holders of the Senior Notes and its trade creditors, including any action to force Pioneer into involuntary bankruptcy proceedings, if there is a breach of the Revolver covenants or a default under the Senior Notes, or the outcome of any of the actions that Pioneer may need to take in response to such actions.

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

      The holders of the 10% Senior Secured Notes may require Pioneer to make mandatory payments of amounts owed on the 10% Senior Secured Notes with net cash proceeds of certain asset sales and of new equity issuances in excess of $35 million (if there is no indebtedness outstanding under the Senior Floating Notes and the Senior Guaranteed Notes). In addition, the holders may require Pioneer to repurchase all or a portion of the notes upon the occurrence of a change of control.

      Pioneer may prepay amounts owed on the Senior Guaranteed Notes and the Senior Floating Notes in minimum amounts of $1,000,000 or more, and Pioneer may, at its option, terminate the Revolver. If the Revolver is terminated early, there will be a premium due that ranges from 1% to 3% of $50 million, depending upon the termination date. After December 31, 2005, Pioneer may redeem some or all of the 10% Senior Secured Notes by paying the holders a percentage ranging from 100% to 105% depending on the year of redemption of the stated principal amount plus accrued and unpaid interest to the redemption date.

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

      On March 31, 2002, the borrowing base under the Revolver was approximately $21.0 million. Borrowing availability after reserves, borrowings and letters of credit was $11.0 million, and net liquidity (consisting of cash and borrowing availability) was $17.9 million.

8.  CONSOLIDATING FINANCIAL STATEMENTS

      PCI Canada (a wholly-owned subsidiary of PCI) is the issuer of the $150 million 10% Senior Secured Notes, which are fully and unconditionally guaranteed on a joint and several basis by PCI and all of PCI's other direct and indirect wholly-owned subsidiaries.

      PALLC (a wholly-owned subsidiary of PCI Canada) is the issuer of the $45.4 million of Senior Guaranteed Notes and $4.6 million of Senior Floating Notes, which are fully and unconditionally guaranteed on a joint and several basis by PCI and all of PCI's other direct and indirect wholly-owned subsidiaries. Together, PCI Canada, PALLC and the subsidiary note guarantors comprise all of the direct and indirect subsidiaries of PCI.

      Condensed consolidating financial information for PCI and its wholly-owned subsidiaries is presented below. Information is presented as though the Successor Company organizational structure had been in place for all periods presented.

CONDENSED CONSOLIDATING BALANCE SHEET - SUCCESSOR
COMPANY
MARCH 31, 2002
(IN THOUSANDS)

                                                                 PCI                     OTHER                        PIONEER
                                                      PCI      CANADA       PALLC      GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                   ---------  ---------   ---------   ------------   ------------   ------------
                      ASSETS

Current assets:
  Cash and cash equivalents .....................  $      --  $   5,078   $   1,744   $         30   $         --   $      6,852
  Accounts receivable, net ......................         --      9,029      24,344             50             --         33,423
  Inventories ...................................         --      6,513      10,897             --             --         17,410
  Current derivative asset ......................         --         --     127,988             --             --        127,988
  Prepaid expenses and other current assets .....      1,657        263       1,325             --             --          3,245
                                                   ---------  ---------   ---------   ------------   ------------   ------------
         Total current assets ...................      1,657     20,883     166,298             80             --        188,918
Property, plant and equipment, net ..............         --    129,715     139,311          1,528             --        270,554
Other assets ....................................         --         --      13,059             (8)            --         13,051
Intercompany receivable .........................         --     67,348          --         54,006       (121,354)            --
Investment in subsidiaries ......................     26,104         --          --             --        (26,104)            --
Non-current derivative asset ....................         --         --      71,495             --             --         71,495
Excess reorganization value over the fair value
   of identifiable assets .......................         --     84,064          --             --             --         84,064
                                                   ---------  ---------   ---------   ------------   ------------   ------------
         Total assets ...........................  $  27,761  $ 302,010   $ 390,163   $     55,606   $   (147,458)  $    628,082
                                                   =========  =========   =========   ============   ============   ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
              (DEFICIENCY IN ASSETS)
Current liabilities:
  Accounts payable ..............................  $      --  $   9,173   $   9,923   $          6   $         --   $     19,102
  Accrued liabilities ...........................         --     20,843      18,089             (4)            --         38,928
  Current derivative liability ..................         --         --     122,542             --             --        122,542
  Current portion of long-term debt .............         --         --       6,010             27             --          6,037
                                                   ---------  ---------   ---------   ------------   ------------   ------------
         Total current liabilities ..............         --     30,016     156,564             29             --        186,609
Long-term debt, less current portion ............         --    150,000      54,963            109             --        205,072
Investment in subsidiary ........................         --    127,700          --             --       (127,700)            --
Intercompany payable ............................      7,371         --     113,983             --       (121,354)            --
Accrued pension and other employee benefits .....         --      8,549      11,911             --             --         20,460
Non-current derivative liability ................         --         --     169,779             --             --        169,779
Other long-term liabilities .....................         --     13,880      10,663          1,229             --         25,772
Stockholders' equity (deficiency in assets) .....     20,390    (28,135)   (127,700)        54,239        101,596         20,390
                                                   ---------  ---------   ---------   ------------   ------------   ------------
         Total liabilities and stockholders'
              equity (deficiency in assets) .....  $  27,761  $ 302,010   $ 390,163   $     55,606   $   (147,458)  $    628,082
                                                   =========  =========   =========   ============   ============   ============

CONDENSED CONSOLIDATING BALANCE SHEET - SUCCESSOR
COMPANY
DECEMBER 31, 2001
(IN THOUSANDS)

                                                                  PCI                     OTHER                        PIONEER
                                                       PCI       CANADA      PALLC      GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                     ---------  ---------   ---------   ------------  ------------   ------------
                      ASSETS

Current assets:
  Cash and cash equivalents .......................  $      --  $   1,950   $   1,674   $         --  $         --   $      3,624
  Accounts receivable, net ........................         --      8,889      32,561            118            --         41,568
  Inventories .....................................         --      6,320      11,828             --            --         18,148
  Current derivative asset ........................         --         --     178,028             --            --        178,028
  Prepaid expenses and other current assets .......      2,202      3,138         582             --            --          5,922
                                                     ---------  ---------   ---------   ------------  ------------   ------------
         Total current assets .....................      2,202     20,297     224,673            118            --        247,290
Property, plant and equipment, net ................         --    132,726     141,863          1,528            --        276,117
Other assets, net .................................         --         --      11,816             --            --         11,816
Intercompany receivable ...........................         --     68,984          --         54,040      (123,024)            --
Investment in subsidiaries ........................     16,188         --          --             --       (16,188)            --
Non-current derivative asset ......................         --         --      87,625             --            --         87,625
Excess reorganization value over the fair value
     of identifiable assets .......................         --     84,064          --             --            --         84,064
                                                     ---------  ---------   ---------   ------------  ------------   ------------

         Total assets .............................  $  18,390  $ 306,071   $ 465,977   $     55,686  $   (139,212)  $    706,912
                                                     =========  =========   =========   ============  ============   ============

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY
                    IN ASSETS)
Current liabilities:
  Accounts payable ................................  $      --  $  11,192   $  13,641   $          6  $         --   $     24,839
  Accrued liabilities .............................         --     14,760      19,737             --            --         34,497
  Current derivative liability ....................         --         --     168,865             --            --        168,865
  Current portion of long-term debt ...............         --      5,774       1,574             27            --          7,375
                                                     ---------  ---------   ---------   ------------  ------------   ------------
         Total current liabilities ................         --     31,726     203,817             33            --        235,576
Long-term debt, less current portion ..............         --    150,000      55,106            117            --        205,223
Investment in subsidiary ..........................         --    139,311          --             --      (139,311)            --
Intercompany payable ..............................      7,863         --     115,160             --      (123,023)            --
Accrued pension and other employee benefits .......         --      8,378      12,889             --            --         21,267
Non-current derivative liability ..................         --         --     207,625             --            --        207,625
Other long-term liabilities .......................         --     14,675      10,693          1,326            --         26,694
Stockholders' equity (deficiency in assets) .......     10,527    (38,019)   (139,313)        54,210       123,122         10,527
                                                     ---------  ---------   ---------   ------------  ------------   ------------
         Total liabilities and stockholders'
            equity (deficiency in assets) .........  $  18,390  $ 306,071   $ 465,977   $     55,686  $   (139,212)  $    706,912
                                                     =========  =========   =========   ============  ============   ============


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS -
SUCCESSOR COMPANY
THREE MONTHS ENDED MARCH 31, 2001
(IN THOUSANDS)

                                                                 PCI                      OTHER                        PIONEER
                                                      PCI       CANADA       PALLC     GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                                   ---------   ---------   ---------   ------------   ------------   ------------
Revenues ........................................  $      --   $  33,176   $  52,058   $         --   $    (13,438)  $     71,796
Cost of sales ...................................         --      30,212      50,426             (2)       (13,438)        67,198
                                                   ---------   ---------   ---------   ------------   ------------   ------------
Gross profit ....................................         --       2,964       1,632              2             --          4,598
Selling, general and administrative expenses ....        (52)     (1,514)     (4,007)           (29)            --         (5,602)
Change in fair value of derivatives .............         --          --      17,999             --             --         17,999
Other charges ...................................         --          (3)     (3,124)            --             --         (3,127)
                                                   ---------   ---------   ---------   ------------   ------------   ------------
Operating income (loss) .........................        (52)      1,447      12,500            (27)            --         13,868
Interest expense, net ...........................         --      (3,781)       (933)            10             --         (4,704)
Other income, net ...............................         --        (125)         46             46             --            (33)
                                                   ---------   ---------   ---------   ------------   ------------   ------------
Income (loss) before income taxes ...............        (52)     (2,459)     11,613             29             --          9,131
Income tax expense (benefit) ....................         --        (732)         --             --             --           (732)
                                                   ---------   ---------   ---------   ------------   ------------   ------------
Net income (loss) before equity in earnings of
     subsidiary..................................        (52)     (1,727)     11,613             29             --          9,863
Equity in net earnings of subsidiary ............      9,915      11,611          --             --        (21,526)            --
                                                   ---------   ---------   ---------   ------------   ------------   ------------
Net income ......................................  $   9,863   $   9,884   $  11,613   $         29   $    (21,526)  $      9,863
                                                   =========   =========   =========   ============   ============   ============

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS -
PREDECESSOR COMPANY
THREE MONTHS ENDED MARCH 31, 2001
(IN THOUSANDS)

                                                                    PCI                     OTHER                        PIONEER
                                                        PCI       CANADA       PALLC      GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                     ---------   ---------   ---------   ------------   ------------   ------------
Revenues ..........................................  $      --   $  43,437   $  78,972   $         18   $    (21,054)  $    101,373
Cost of sales .....................................         --      33,683      78,522             --        (21,444)        90,761
                                                     ---------   ---------   ---------   ------------   ------------   ------------
Gross profit ......................................         --       9,754         450             18            390         10,612
Selling, general and administrative expenses ......       (340)     (2,781)     (7,414)           (47)            --        (10,582)
Other charges .....................................         --      (1,283)     (2,979)            --             --         (4,262)
                                                     ---------   ---------   ---------   ------------   ------------   ------------
Operating income (loss) ...........................       (340)      5,690      (9,943)           (29)           390         (4,232)
Interest expense, net .............................       (218)     (4,427)    (11,081)            63             --        (15,663)
Other income, net .................................         --         704         676            (77)            --          1,303
                                                     ---------   ---------   ---------   ------------   ------------   ------------
Income (loss) before income taxes .................       (558)      1,967     (20,348)           (43)           390        (18,592)
Income tax expense ................................         --       1,538          --             --             --          1,538
                                                     ---------   ---------   ---------   ------------   ------------   ------------
Net income (loss) before equity in earnings of
     subsidiary....................................       (558)        429     (20,348)           (43)           390        (20,130)
Equity in net loss of subsidiary ..................    (19,962)    (21,674)         --             --         41,636             --
                                                     ---------   ---------   ---------   ------------   ------------   ------------
Net loss ..........................................  $ (20,520)  $ (21,245)  $ (20,348)  $        (43)  $    (42,026)  $    (20,130)
                                                     =========   =========   =========   ============   ============   ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS -
SUCCESSOR COMPANY
THREE MONTHS ENDED MARCH 31, 2002
(IN THOUSANDS)

                                                                    PCI                     OTHER          PIONEER
                                                        PCI        CANADA       PALLC     GUARANTORS     CONSOLIDATED
                                                      ---------   ---------   ---------   ------------   ------------
Cash flows from operating activities:
  Net cash flows from operating activities .........  $      --   $   9,208   $  (3,723)  $         37   $      5,522
                                                      ---------   ---------   ---------   ------------   ------------

Cash flows from investing activities:
  Capital expenditures .............................         --        (367)       (499)            --           (866)
                                                      ---------   ---------   ---------   ------------   ------------
          Net cash flows from investing activities .         --        (367)       (499)            --           (866)
                                                      ---------   ---------   ---------   ------------   ------------

Cash flows from financing activities:
  Net proceeds under revolving credit arrangements .         --      (5,774)      4,436             --         (1,338)
  Payments on long-term debt .......................         --          --        (144)            (7)          (151)
                                                      ---------   ---------   ---------   ------------   ------------
          Net cash flows from financing activities .         --      (5,774)      4,292             (7)        (1,489)
                                                      ---------   ---------   ---------   ------------   ------------
Effect of exchange rate changes on cash ............         --          61          --             --             61
                                                      ---------   ---------   ---------   ------------   ------------

Net change in cash and cash equivalents ............         --       3,128          70             30          3,228
Cash and cash equivalents at beginning of period ...         --       1,950       1,674             --          3,624
                                                      ---------   ---------   ---------   ------------   ------------
Cash and cash equivalents at end of period .........  $      --   $   5,078   $   1,744   $         30   $      6,852
                                                      =========   =========   =========   ============   ============


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS -
PREDECESSOR COMPANY
THREE MONTHS ENDED MARCH 31, 2001
(IN THOUSANDS)

                                                                    PCI                     OTHER          PIONEER
                                                        PCI        CANADA       PALLC     GUARANTORS     CONSOLIDATED
                                                      ---------   ---------   ---------   ------------   ------------
Cash flows from operating activities:
Net cash flows from operating activities ...........  $      (3)  $     933   $  (3,556)  $        (72)  $     (2,698)
                                                      ---------   ---------   ---------   ------------   ------------

Cash flows from investing activities:
  Capital expenditures .............................         --        (802)     (1,511)            --         (2,313)
  Proceeds received from disposal of assets ........         --          --         119             --            119
                                                      ---------   ---------   ---------   ------------   ------------
          Net cash flows from investing activities .         --        (802)     (1,392)            --         (2,194)
                                                      ---------   ---------   ---------   ------------   ------------

Cash flows from financing activities:
  Net proceeds under revolving credit arrangements .         --      (1,841)      6,148             --          4,307
  Payments on long-term debt .......................         --          --        (219)            (5)          (224)
                                                      ---------   ---------   ---------   ------------   ------------
          Net cash flows from financing activities .         --      (1,841)      5,929             (5)         4,083
                                                      ---------   ---------   ---------   ------------   ------------

Effect of exchange rate changes on cash ............         --         (82)         --             --            (82)
                                                      ---------   ---------   ---------   ------------   ------------

Net change in cash and cash equivalents ............         (3)     (1,792)        981            (77)          (891)
Cash and cash equivalents at beginning of period ...        668       3,749       1,142            376          5,935
                                                      ---------   ---------   ---------   ------------   ------------
Cash and cash equivalents at end of period .........  $     665   $   1,957   $   2,123   $        299   $      5,044
                                                      =========   =========   =========   ============   ============

9. OTHER CHARGES

      In March 2002, Pioneer idled the Tacoma plant due to poor market conditions. The Tacoma idlement resulted in the termination of 84 employees, 80 of whom were terminated during the first quarter of 2002, and for whom $1.9 million of severance expense was recorded during the quarter ended March 31, 2002. Approximately $0.3 million of the severance was paid out during the quarter ended March 31, 2002, leaving $1.6 million of accrued severance at March 31, 2002. Pioneer also accrued for $1.0 million of other exit costs related to the Tacoma idlement during the quarter ended March 31, 2002, $0.6 million of which was paid out during the first quarter of 2002.

10. EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share considers, in addition to the above, the dilutive effect of potentially issuable common shares during the period. Pioneer had no potentially issuable common shares during the three months ended March 31, 2002. Loss per share for the predecessor company for the three months ended March 31, 2001 was not affected by outstanding options to acquire 1.4 million shares of common stock because their effect was anti-dilutive and the exercise prices of those options were greater than the average market price of Pioneer's common stock.

11. RECENT ACCOUNTING PRONOUNCEMENTS

      Effective December 31, 2001, Pioneer adopted SFAS 142. SFAS 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but must be tested for impairment annually, or more frequently if circumstances indicate potential impairment. For the three months ended March 31, 2001 the net loss, excluding goodwill amortization expense, would have been $17.9 million and basic and diluted loss per share, excluding goodwill amortization expense, would have been $1.55.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto.

OVERVIEW

      During the first quarter of 2002, Pioneer's average ECU netback (that is, prices adjusted to eliminate the product transportation element) was $240 compared to $292 during the fourth quarter of 2001. Demand for chlorine in the last quarter of 2001 was soft because of the weak vinyl market and the U.S. recession. As a result, operating rates for chlor-alkali facilities decreased, restricting the supply of caustic soda which maintained its price above $200. In the early part of 2002, the demand for chlorine increased, as the economy started to show signs of recovery. Chlorine price increases resulting from increased demand were not implemented until April 1, 2002, in accordance customer contract terms. Operating rates of chlor-alkali facilities increased during the first quarter, expanding the supply of caustic soda and depressing its price. The average ECU netback of $240 during the first quarter of 2002 reinforced the need to continue cost-cutting and other cash conservation initiatives. Recently, chlorine demand has been strong. As a result, a $150 price increase has been announced for implementation effective July 1, 2002, or as contracts permit. Implementation of all price changes are contingent upon competitive factors and business conditions at the time of implementation.

EMERGENCE FROM BANKRUPTCY

      Pioneer's financial results have been affected by its emergence from bankruptcy on December 31, 2001. The consolidated balance sheet information at December 31, 2001 and March 31, 2002, and the consolidated statements of operations and cash flows for the three months ended March 31, 2002 reflect results after the consummation of Pioneer's plan of reorganization and the application of the principles of fresh start accounting in accordance with the provisions of SOP 90-7. Pioneer before and Pioneer after adopting fresh start accounting are different reporting entities and Pioneer's consolidated financial statements have not been prepared on the same basis.

LIQUIDITY AND CAPITAL RESOURCES

      Debt, Financial Leverage and Covenants. Upon emergence from bankruptcy, Pioneer's senior secured debt outstanding under various debt instruments consisted of Senior Secured Floating Rate Guaranteed Notes due 2006 in the aggregate principal amount of $45.4 million, (the "Senior Guaranteed Notes"), Senior Floating Rate Term Notes due 2006 in the aggregate principal amount of $4.6 million, (the "Senior Floating Notes"), 10% Senior Secured Guaranteed Notes due 2008 in the aggregate principal amount of $150 million, (the "10% Senior Secured Notes") and a Revolving Credit Facility with a $30 million commitment and a borrowing base restriction (the "Revolver"), borrowings under which were used shortly after Pioneer's emergence from bankruptcy to replace $6.7 million of debtor-in-possession financing which was outstanding as of December 31, 2001. Collectively, the $200 million in Senior Guaranteed Notes, Senior Floating Notes and 10% Senior Secured Notes are referred to as the Senior Notes and, together with the Revolver, are referred to as the Senior Secured Debt.

      The Senior Secured Debt requires payments of interest in cash and contains various covenants including a financial covenant in the Revolver (which if violated will create a default under the cross-default provisions of the Senior Notes), which obligates Pioneer to comply with certain cash flow requirements. The interest payment requirements of the Senior Secured Debt and the financial covenant in the Revolver were originally set at levels based on financial projections prepared in connection with the plan of reorganization and did not accommodate significant downward variations in operating results. The plan of reorganization and the related financial projections were predicated on expectations that the chlorine and caustic soda markets would experience a modest decline in early 2002 followed by improving market conditions from the historic lows experienced in the last few years. Those market improvements, along with the reduced debt levels resulting from the reorganization, were expected to return Pioneer to a more sound financial basis. During the first quarter of 2002, however, the market experienced more of a decline than projected, although Pioneer still anticipates future market improvements.

      Pioneer's liquidity continues to be limited, and Pioneer will need to realize increased ECU prices and be successful in reducing expenditures in order to be able to meet all of its obligations during the remainder of 2002. Should prices not increase or those efforts not be sufficient, additional amendments of or waivers under Pioneer's debt agreements or deferrals of interest payments will likely be necessary. Pioneer cannot provide any assurance that it will be able to obtain these amendments, waivers or deferrals. Should Pioneer's cash flow be insufficient to meet its obligations, Pioneer will have to take appropriate action including refinancing, restructuring or reorganizing all or a portion of its indebtedness, deferring payments on its debt, selling assets, obtaining additional debt or equity financing or taking other actions, including seeking protection under Chapter 11 of the U.S. Bankruptcy Code and under Canada's Companies Creditor's Arrangement Act.

      An important element in Pioneer's liquidity is the availability of borrowings under the Revolver. Subject to borrowing base limitations, borrowings and repayments are made on a daily basis as circumstances warrant. On March 31, 2002, Pioneer had cash of approximately $6.9 million and borrowings under the Revolver were $5.3 million. On March 31, 2002, the borrowing base under the Revolver was approximately $21.0 million. Borrowing availability after reserves and letters of credit was $11.0 million for a net liquidity of $17.9 million.

      Pioneer has obligations for interest on its debt, which, based on interest rates in effect on March 31, 2002 (and after giving effect to the increases in the interest rate payable on borrowings under the Revolver discussed below), is approximately $18.4 million per year (although to the extent that Pioneer draws additional funds under the Revolver, the aggregate interest expense would increase), as well as for ordinary business expenses. In addition, on March 31, 2002, a total of approximately $12.0 million remained payable under critical vendor settlement agreements, and approximately $5.5 million remained payable in fees to professionals in connection with the bankruptcy proceedings. In connection with the final fee applications of the professionals that are to be considered by the bankruptcy court, Pioneer is negotiating a plan for the amount and timing of the payment of all such fees.

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

      Pioneer was in compliance with the EBITDA covenant during the quarter ended March 31, 2002, but only as a result of the inclusion of the effect of the change in fair value of derivatives (which is discussed below), and Pioneer may not generate the required amount of Adjusted EBITDA (defined below) during subsequent quarters. During March 2002 the lender under the Revolver advised us that it believed that a material adverse change had occurred, although it continued to fund loans under the Revolver. In order to address concerns about adverse changes in Pioneer's financial condition and the possibility that Pioneer might not comply with the EBITDA covenant during the remainder of 2002, Pioneer had discussions with the lender on the proposed terms of an amendment to the Revolver. The lender has now rescinded its notice that a material adverse change may have occurred, and extended the deadline for the provision of financial statements for the year ended December 31, 2001, with which Pioneer is now in compliance. In connection with the waiver, Pioneer and its lender have amended the Revolver to (i) revise the definition of EBITDA to exclude the effects of changes in the fair value of derivative instruments (as so adjusted, "Adjusted EBITDA"), (ii) eliminate the availability of interest rates based on LIBOR and (iii) replace the previously applicable margin over the prime rate (the "Previous Rate") with the Previous Rate plus 2.25% for all loans that are and will be outstanding under the Revolver. Pioneer paid a forbearance fee of $250,000 in connection with the foregoing waiver and amendment. Also in connection with the foregoing waiver and amendment, Pioneer agreed with its lender to further amend the terms of the Revolver to revise the Adjusted EBITDA covenant to take into account Pioneer's current expectations for the amount of Adjusted EBITDA that will be generated during 2002 as agreed to by the lender and to add such other financial covenants to the Revolver as the lender deems necessary to monitor Pioneer's performance in meeting such projections. Pioneer and its lender are discussing the terms of the amendment. If the additional amendment is not agreed upon by May 20, 2002, a default will occur under the Revolver, unless agreed otherwise by the lender, which would cause cross-default under the Senior Notes.

      If the required Adjusted EBITDA level under the Revolver for any quarter is not met, Pioneer will be in default under the terms of the Revolver. The completion of the proposed amendment to the Revolver to restate the Adjusted EBITDA level required by the covenant could affect Pioneer's compliance. Moreover, if conditions constituting a material adverse change occur or have occurred, the lender can exercise its rights under the Revolver and refuse to make further advances. The effect of such a refusal to make further advances is that customer receipts would be applied to Pioneer's borrowings under the Revolver without its having the ability to reborrow. This would cause Pioneer to suffer a rapid loss of liquidity and it would lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow the lender the right to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under the Senior Notes which would provide the holders of the Senior Notes with the right to accelerate their $200 million in outstanding indebtedness and demand its immediate repayment. In such circumstances, or if Pioneer otherwise did not have sufficient liquidity to satisfy all of its debt service obligations, Pioneer would be required to refinance, restructure or reorganize all or a portion of its indebtedness, defer payments on its debt, sell assets, obtain additional debt or equity financing or take other actions, including seeking protection under Chapter 11 of the U.S. Bankruptcy Code and under Canada's Companies Creditors' Arrangement Act. Pioneer cannot predict the outcome of the discussions with its lender under the Revolver, the actions of the lender under the Revolver, the holders of the Senior Notes or its trade creditors, including any action to force Pioneer into involuntary bankruptcy proceedings if there is a breach of the Revolver covenants or a default under the Senior Notes, or the outcome of any of the actions that Pioneer may need to take in response to such actions.

      Pioneer's debt agreements contain covenants limiting its ability to, among other things, incur additional indebtedness, prepay or modify debt instruments, grant additional liens, guarantee any obligations, sell assets, engage in another type of business or suspend or terminate a substantial portion of business, declare or pay dividends, make investments, make capital expenditures in excess of certain amounts, or make use of the proceeds of borrowings for purposes other than those specified in the agreements. The new agreements also include customary events of default, including a change of control under the Revolver. Borrowings under the Revolver will generally be available subject to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default.

      Colorado River Commission Derivative Transactions. Approximately 50% of the electric power supply for Pioneer's Henderson facility is hydropower furnished under a contract with the Colorado River Commission ("CRC"), with the other approximately 50% provided under a supplemental supply contract with CRC. The supplemental supply contract entered into in March 2001 sets forth detailed procedures governing the procurement of power by CRC on Pioneer's behalf. This agreement is not intended to provide for speculative power purchases on Pioneer's behalf.

      Pioneer has recorded net unrealized losses with respect to various derivative positions executed by CRC purportedly for Pioneer's benefit under the supplemental supply arrangements with CRC. The derivative positions consist of contracts for the forward purchase and sale of electricity as well as options that have been purchased or written for electric power. While a portion of the net unrealized loss, in the amount of $7.8 million at March 31, 2002, relates to transactions specifically approved by Pioneer pursuant to the procedures established by its agreement with CRC (the "Approved Derivatives"), Pioneer is disputing CRC's contention that other derivative positions (the "Disputed Derivatives") with an additional net liability of $85 million at March 31, 2002 are its responsibility. All $92.8 million of such net unrealized loss has been recorded by Pioneer in its March 31, 2002 financial statements, but the outcome of the dispute with respect to the $85 million of liability as of March 31, 2002 is in doubt. CRC has further contended that other contracts (the "Rejected Derivatives") reflecting an additional net unrealized loss of $33.8 million as of March 31, 2002, are Pioneer's responsibility, although CRC has not provided any documentation of any relationship of those contracts to Pioneer. Pioneer has not recorded any unrealized loss with respect to the Rejected Derivatives, and CRC's contention that it has any liability with respect to those derivatives is being contested.

      The Approved Derivatives and the Disputed Derivatives that mature during 2003 and later years would, given current industry conditions, have a material adverse effect on Pioneer's cash flow. While the amount of any actual cash flow effect from the derivative positions will be determined by electricity prices at the time, based on future price estimates as of March 31, 2002, the cost of the derivative positions during the years from 2003 to 2006, considered without regard to other factors, could range from $20.6 million in 2003 to as high as $30.0 million in 2005. However, the costs stated do not reflect the fact that in the absence of any costs attributable to derivative contracts, the Henderson facility will in any event have power needs that must be met through the purchase of supplemental power, although the amounts of power that would be provided under the Approved Derivatives and the Disputed Derivatives would substantially exceed the power needs of the Henderson plant. A portion of those needs are currently being met by two forward purchases arranged by CRC, which are not accounted for as derivative transactions because Pioneer has designated them as purchases in the normal course of business. Had these two forward purchase contracts been accounted for as derivative transactions, they would have resulted in a net unrealized loss to Pioneer of $17.2 million at March 31, 2002. Pioneer has also recorded as "other assets" $9.6 million in cash that CRC has collected in the form of premiums (related to options that expired prior to March 31, 2002) that are attributable to the Approved Derivatives ($0.6 million) and to the Disputed Derivatives ($9.0 million). Pioneer believes CRC is obligated to allocate that amount to the reduction of power costs at the Henderson facility during 2002.

      If it is determined that Pioneer must satisfy the contractual obligations relating to the Disputed Derivatives and the Rejected Derivatives, the failure or inability to mitigate them may result in Pioneer's having to significantly restructure its indebtedness, of which there can be no assurance and which currently would be unlikely, or having to seek protection under Chapter 11 of the U.S. Bankruptcy Code and under Canada's Companies Creditors' Arrangement Act.

      In connection with providing electricity to the Henderson facility, CRC could also require Pioneer to provide a collateral deposit to secure Pioneer's obligations to CRC. If CRC were to impose a high collateral deposit on Pioneer, it might have difficulty in satisfying the requirement. If Pioneer were unable to satisfy a collateral requirement, CRC might cease to provide supplemental power to the Henderson facility and Pioneer would not be able to operate the facility.

      The information set forth above with respect to the derivative contracts provides an incomplete analysis of current and future electric power costs relating to the Henderson facility, since long-term hydropower contracts allow Pioneer to purchase at favorable rates approximately 50% of the Henderson facility's power requirements. Since the contracts are not derivatives and the power purchased under the contracts cannot be resold by Pioneer at market rates, the fair market value of the hydropower contracts has not been recorded by Pioneer in its financial statements. However, employing the same valuation methodology to the hydropower contracts as to the derivatives, the contracts would have a value to Pioneer of approximately $52.2 million at March 31, 2002.

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

      Net Cash Flows from Operating Activities. During the first three months of 2002, Pioneer's cash flow provided by operating activities was $5.5 million, primarily attributable to changes in working capital.

      Net Cash Flows from Investing Activities. Cash used in investing activities during the first three months of 2002 totaled $0.9 million for capital expenditures. During the first three months of 2002, capital expenditures were considerably lower than normal. This low level of capital expenditures will not be sustained through the remainder of 2002. Pioneer estimates that capital expenditures for the remainder of 2002 will approximate $9 million.

      Net Cash Flows from Financing Activities. Cash used in financing activities during the first three months of 2002 totaled approximately $1.5 million, due primarily to net repayments under the Revolver of $1.3 million, and to scheduled debt payments made on two secured notes.

      Working Capital. Pioneer's working capital was $2.3 million at March 31, 2002 compared to $11.7 million at December 31, 2001. This $9.4 million decrease was due to an $8.1 million decrease in accounts receivable related to decreased sales, a $4.4 million increase in accrued liabilities related to severance payment obligations and accrued interest, a $3.7 million decrease in the net current derivative asset, a $0.7 million decrease in inventory, and a $2.7 million decrease in prepaids and other current assets, offset by a $3.2 million increase in cash, a $5.7 million decrease in accounts payable and a $1.3 million decrease in the outstanding balance under the Revolver.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

      Revenues. Revenues decreased by $29.6 million, or approximately 29%, to $71.8 million for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. The decrease in revenues was primarily attributable to lower electrochemical unit ("ECU") prices and lower sales volumes. The average ECU sales price for the three months ended March 31, 2002 was $240, a decrease of 36% from the average sales price of $374 during the three months ended March 31, 2001.

      Cost of Sales. Cost of sales decreased $23.6 million, or approximately 26%, for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. Lower sales volumes caused $2.8 million of the decrease. Other components of the decrease include cost savings resulting from an organizational restructuring of approximately $4.4 million, $3.8 million resulting from the idling of the Tacoma plant, a decrease in power costs of approximately $7.6 million, a decrease in depreciation expense of $2.4 million resulting from the revaluation of property, plant and equipment pursuant to fresh start accounting and a $1.1 million curtailment gain related to the Tacoma plant shutdown.

      Gross Profit. Gross profit margin decreased to 6% for the three months ended March 31, 2002 from 10% for the three months ended March 31, 2001, primarily as a result of the ECU pricing decrease, offset by the decrease in cost of sales discussed above.

      Change in Fair Value of Derivatives. For the three months ended March 31, 2002, the change in fair value of the derivative positions was a net unrealized gain of $18 million. Of the $18 million increase in fair value, $15.5 million related to the Disputed Derivatives and the remaining $2.5 million related to the Approved Derivatives. See " - Liquidity and Capital Resources - Colorado River Commission Derivative Transactions" above and Note 3 to the consolidated financial statements.

      Other Charges. Other charges for the three months ended March 31, 2002 included primarily $1.9 million of severance expense and $1.0 million of accrued costs related to idling the Tacoma plant. Other charges for the three months ended March 31, 2001 were primarily comprised of severance expense related to an earlier 50% curtailment of Tacoma operations and Pioneer's organizational restructuring.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $5.0 million, or approximately 47%, for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. The decrease is partially attributable to approximately $0.6 million of cost savings resulting from cost-cutting measures. The remaining decrease was attributable to non-cash items, including $0.6 million related to a reduction in the bad debt allowance, $0.7 million resulting for the absence of amortization of debt issuance costs (which were written off upon emergence from bankruptcy when the related debt was forgiven), $2.4 million due to the absence of goodwill amortization resulting from the adoption of SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002, and a $0.4 million decrease in depreciation and amortization expense caused by the revaluation of property, plant and equipment and intangibles upon emergence from bankruptcy.

      Interest Expense, Net. Interest expense, net decreased by $11 million, or 70% in the first quarter of 2002 as compared to the first quarter of 2001. The decrease resulted primarily from debt forgiveness of $368 million, which represents a 63% decrease in the debt outstanding immediately prior to emergence from Chapter 11. This decrease from debt forgiveness was partially offset by an increase in interest rates.

      Other Income, Net. Other income for the quarter ended March 31, 2002 was insignificant. Other income for the quarter ended March 31, 2001 included a foreign exchange gain of $0.7 million, a sales tax refund of $0.5 million and a gain on asset sale of $0.1 million.

      Income Tax Expense (Benefit). The income tax benefit for the quarter ended March 31, 2002 was $0.7 million, reflecting foreign tax benefit on the loss from Pioneer's Canadian operations. Due to recurring losses of Pioneer's U.S. operations and uncertainty as to the effect of Pioneer's restructuring on the availability and use of Pioneer's U.S. net operating loss carryforwards, a 100% valuation allowance amounting to $121.8 million was recorded in connection with Pioneer's U.S. deferred tax assets at December 31, 2001. During the quarter ended March 31, 2002 Pioneer recorded a further valuation allowance in an amount equal to the benefit from income taxes generated by the losses from Pioneer's U.S. operations. Income tax expense of $1.5 million was recorded for the quarter ended March 31, 2001.

      Net Income (Loss). Due to the factors described above, net income for the three months ended March 31, 2002 was $9.9 million, compared to a net loss of $20.1 million for the same period in 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The nature of Pioneer's market risk disclosures set forth in PCI's Annual Report on Form 10-K for the year ended December 31, 2001 have not changed significantly, except as shown below, through the three months ended March 31, 2002.

      The information in the table below presents the electricity futures and options positions outstanding as of March 31, 2002 allocated over the lives of the contracts ($ in thousands, except per megawatt hours ("mwh") amounts, and volumes in mwh), whether Approved Derivatives or Disputed Derivatives. See "Managements Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Colorado River Commission Derivative Transactions" and Note 3 to our consolidated financial statements for more information regarding the Approved Derivatives and Disputed Derivatives. The information in the table below constitutes "forward-looking statements."

                                                                       EXPECTED MATURITY
                                     ---------------------------------------------------------------------------------------
                                         2002           2003           2004           2005           2006          TOTALS
                                     ------------   ------------   ------------   ------------   ------------   ------------
ELECTRICITY FUTURES CONTRACTS
    Purchases:
      Contract volume (mwh)             2,594,570      1,656,161      2,559,893      2,559,893      2,559,893     11,930,410
      Weighted average contract
         price (per mwh)             $      78.92   $      58.01   $      50.89   $      50.85   $      50.85   $      57.96
      Notional value                 $    204,755   $     96,072   $    130,273   $    130,177   $    130,177   $    691,454
      Weighted average fair
         value (per mwh)             $      36.38   $      32.47   $      32.91   $      33.84   $      34.61   $      34.17
      Unrealized loss                $   (110,376)  $    (42,289)  $    (46,023)  $    (43,542)  $    (41,577)  $   (283,807)
    Range of expirations (years)                                                                                 .25 to 4.75
    Weighted average years until
         expiration                                                                                                     3.35
    Sales:
      Contract volume (mwh)             2,657,180        972,590      1,218,590      1,217,990      1,217,990      7,284,340
      Weighted average contract
         price (per mwh)             $      81.81   $      53.98   $      46.13   $      45.92   $      45.92   $      60.12
      Notional value                 $    217,385   $     52,505   $     56,210   $     55,933   $     55,933   $    437,966
      Weighted average fair
         value (per mwh)             $     126.83   $      76.18   $      59.47   $      58.35   $      57.79   $      85.80
      Unrealized gain                $    119,615   $     21,584   $     16,255   $     15,142   $     14,459   $    187,055
    Range of expirations (years)                                                                                 .25 to 4.75
    Weighted average years until
         Expiration                                                                                                     2.51

ELECTRICITY OPTION CONTRACTS
    Put (Purchase):
      Contract volume (mwh)                92,100        122,800        122,800        122,800        122,800        583,300
      Notional value, if
         exercised                   $      4,605   $      6,140   $      6,140   $      6,140   $      6,140   $     29,165
      Weighted average strike
         price (per mwh)             $      50.00   $      50.00   $      50.00   $      50.00   $      50.00   $      50.00
      Unrealized loss                $     (1,186)  $     (1,631)  $     (1,660)  $     (1,749)  $     (1,926)  $     (8,152)
      Expiration (years)                                                                                                4.75
    Calls (Sales):
      Contract volume (mwh)               246,400        219,150      1,315,150      1,315,150      1,315,150      4,411,000
      Notional value, if
         exercised                   $     27,720   $      8,986   $     67,073   $     67,073   $     67,073   $    237,925
      Weighted average strike
         price (per mwh)             $     112.50   $      41.00   $      51.00   $      51.00   $      51.00   $      53.94
      Unrealized gain (loss)         $      2,546   $      1,722   $      7,805   $         65   $        (72)  $     12,066
    Range of expirations (years)                                                                                 .25 to 4.00
    Weighted average years until
         expiration                                                                                                     3.05
                                     ------------   ------------   ------------   ------------   ------------   ------------
    Total net unrealized gain
         (loss)                      $     10,599   $    (20,614)  $    (23,623)  $    (30,084)  $    (29,116)  $    (92,838)
                                     ============   ============   ============   ============   ============   ============

      The information set forth in the table above with respect to the derivative contracts provides an incomplete analysis of current and future electric power costs relating to Pioneer's Henderson facility, since long-term hydropower contracts allow Pioneer to purchase at favorable rates approximately 50% of the Henderson facility's power requirements. Since the contracts are not derivatives and the power purchased under the contracts cannot be resold by Pioneer at market rates, the fair market value of the hydropower contracts has not been recorded by Pioneer in its financial statements. However, employing the same valuation methodology to the hydropower contracts as to the derivatives, the contracts would have a value to Pioneer of approximately $52.2 million at March 31, 2002.

      In addition, a portion of Pioneer's power needs are currently being met by two forward purchases arranged by CRC, which are not accounted for as derivative transactions as Pioneer has designated them as purchases in the normal course of business. Had these two forward purchase contracts been accounted for as derivative transactions, they would have resulted in a net unrealized loss to Pioneer of approximately $17.2 million at March 31, 2002.

ITEM 5.  OTHER INFORMATION

      Forward Looking Statements. Pioneer is including the following discussion to inform its existing and potential security holders generally of some of the risks and uncertainties that can affect Pioneer and to take advantage of the "safe harbor" protection for forward-looking statements that applicable federal securities law affords. Many of these risks are described in more detail in Pioneer's Form 10-K for the year ended December 31, 2001 in "Item 1. Business -- Risks" which are hereby incorporated by reference.

      From time to time, Pioneer management or persons acting on its behalf make forward-looking statements to inform existing and potential security holders about Pioneer. These statements may include projections and estimates concerning the timing and success of specific projects and Pioneer's future prices, liquidity, backlog, revenue, income and capital spending. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "forecast," "budget," "goal" or other words that convey the uncertainty of future events or outcomes. In addition, sometimes Pioneer will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.

      Various statements this report contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report, Pioneer disclaims any obligation to update these statements, and cautions against any undue reliance on them. Pioneer has based these forward-looking statements on its current expectations and assumptions about future events. While Pioneer management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond Pioneer's control. These risks, contingencies and uncertainties relate to, among other matters, the following:

     o general economic, business and market conditions, including economic instability or a downturn in the markets served by Pioneer;

     o the cyclical nature of Pioneer's product markets and operating results;

     o    competitive pressures affecting selling prices and volumes;

     o the supply/demand balance for Pioneer's products, including the impact of excess industry capacity;

     o the occurrence of unexpected manufacturing interruptions/outages, including those occurring as a result of production hazards;

     o failure to fulfill financial covenants contained in Pioneer's debt instruments;

     o    the outcome of negotiations with Pioneer's lenders;

     o inability to make scheduled payments on or refinance Pioneer's indebtedness;

     o certain derivatives contracts relating to electricity for Pioneer's Henderson facility, and any necessity to mitigate their effect;

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

      Pioneer believes the items outlined above are important factors that could cause its actual results to differ materially from those expressed in a forward-looking statement made in this report or elsewhere by Pioneer or on Pioneer's behalf. Pioneer has discussed most of these factors in more detail elsewhere in this report and on Pioneer's Form 10-K for the year ended December 31, 2001. These factors are not necessarily all the important factors that could affect Pioneer. Unpredictable or unknown factors that have not been discussed in this report could also have material adverse effects on actual results of matters that are the subject of such forward-looking statements. Pioneer does not intend to update its description of important factors each time a potential important factor arises. Pioneer advises its security holders that they should
(i) be aware that important factors Pioneer does not refer to above could affect the accuracy of Pioneer's forward-looking statements and (ii) use caution and common sense when considering Pioneer's forward-looking statements.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

     4.1+ First Amendment to Loan and Security Agreement, dated April 15, 2002, between and among the lenders identified on the signature pages thereto, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

     99+ Items incorporated by reference from the Pioneer Companies, Inc. Form 10-K for the year ended December 31, 2001: Item 1 Business -- Risks.

     ----------

                + Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference

      (b)   Reports on Form 8-K

                On January 7, 2002, PCI filed a report on Form 8-K. Under Item 5, "Other Events," Pioneer reported the issuance of a press release on January 4, 2002, that announced the effectiveness, as of December 31, 2001, of the Company's Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                               PIONEER COMPANIES, INC.


Date:  May 15, 2002                            By:  /s/ Philip J. Ablove
                                                   -----------------------------
                                                   Philip J. Ablove
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)