Form 10-Q
period 2002-06-30
PIONEER COMPANIES INC
filed 2002-08-14
CIK 830141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM           TO
                                             ---------    ---------

                          COMMISSION FILE NUMBER 1-9859

                             PIONEER COMPANIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                    06-1215192
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     On August 9, 2002, there were outstanding 10,000,000 shares of Common Stock of Pioneer Companies, Inc.

                                TABLE OF CONTENTS

                                            PART I--FINANCIAL INFORMATION

                                                                                                              Page
                                                                                                              ----
Item 1.      Consolidated Financial Statements                                                                  3

             Consolidated Balance Sheets--June 30, 2002 and December 31, 2001                                   3

             Consolidated Statements of Operations--Three Months Ended June 30, 2002 (Successor
             Company) and 2001 (Predecessor Company) and Six Months Ended June 30, 2002 (Successor              4
             Company) and 2001 (Predecessor Company)

             Consolidated Statements of Cash Flows--Six Months Ended June 30, 2002 (Successor Company)          5
             and 2001 (Predecessor Company)

             Notes to Consolidated Financial Statements                                                         6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations             19

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                        28


                                              PART II--OTHER INFORMATION

Item 1.      Legal Proceedings                                                                                 29

Item 5.      Other Information                                                                                 30

Item 6.      Exhibits and Reports on Form 8-K                                                                  31


      Certain statements in this Form 10-Q regarding future expectations of Pioneer's business and Pioneer's results of operations may be regarded as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such statements are subject to various risks, including, but not limited to, Pioneer's high financial leverage, global economic conditions, the demand and prices for Pioneer's products, Pioneer and industry production volumes, competitive prices, the cyclical nature of the markets for many of Pioneer's products and raw materials, the effect of Pioneer's results of operations on its debt agreements, Pioneer's derivatives position and other risks and uncertainties. Attention is directed to Pioneer's Annual Report on Form 10-K and Item 5 of Part II of this Report on Form 10-Q for a discussion of such risks and uncertainties. Actual outcomes may vary materially.

                         PART I -- FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             PIONEER COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    JUNE 30,       DECEMBER 31,
                                                                                      2002             2001
                                                                                   ----------      ------------
                                                                                   (UNAUDITED)
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                       $    5,391      $      3,624
   Accounts receivable, net of allowance for doubtful accounts of $1,543 at
     June 30, 2002 and $2,180 at December 31, 2001                                     35,061            41,568
   Inventories                                                                         16,077            18,148
   Current derivative asset                                                            98,992           178,028
   Prepaid expenses and other current assets                                            2,183             5,922
                                                                                   ----------      ------------
        Total current assets                                                          157,704           247,290
Property, plant and equipment:
   Land                                                                                 7,732             7,732
   Buildings and improvements                                                          41,274            41,457
   Machinery and equipment                                                            224,784           223,843
   Construction in progress                                                             5,126             3,085
                                                                                   ----------      ------------
                                                                                      278,916           276,117
   Less: accumulated depreciation                                                     (12,310)               --
                                                                                   ----------      ------------
             Net property, plant and equipment                                        266,606           276,117
Other assets                                                                            8,553            11,816
Non-current derivative asset                                                           59,754            87,625
Excess reorganization value over the fair value of identifiable assets                 84,064            84,064
                                                                                   ----------      ------------
        Total assets                                                               $  576,681      $    706,912
                                                                                   ==========      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $   22,791      $     24,839
   Accrued liabilities                                                                 28,438            34,497
   Current derivative liability                                                        97,279           168,865
   Current portion of long-term debt                                                    6,116             7,375
                                                                                   ----------      ------------
        Total current liabilities                                                     154,624           235,576
Long-term debt, less current portion                                                  208,347           205,223
Accrued pension and other employee benefits                                            21,059            21,267
Non-current derivative liability                                                      149,256           207,625
Other long-term liabilities                                                            29,660            26,694
Commitments and contingencies (Note 6)
Stockholders' equity:
   Common stock, $.01 par value, authorized 50,000 shares, issued and
        outstanding 10,000 shares                                                         100               100
   Additional paid-in capital                                                          10,427            10,427
   Retained earnings                                                                    3,208                --
                                                                                   ----------      ------------
Total stockholders' equity                                                             13,735            10,527
                                                                                   ----------      ------------
Total liabilities and stockholders' equity                                         $  576,681      $    706,912
                                                                                   ==========      ============

                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               SUCCESSOR      PREDECESSOR      SUCCESSOR      PREDECESSOR
                                                                COMPANY        COMPANY          COMPANY        COMPANY
                                                               --------------------------      --------------------------
                                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                        JUNE 30,                        JUNE 30,
                                                               --------------------------      --------------------------
                                                                  2002            2001            2002            2001
                                                               ----------      ----------      ----------      ----------
Revenues                                                       $   74,244      $  103,272      $  146,040      $  204,645

Cost of sales - product                                           (72,748)        (90,306)       (141,429)       (181,067)
Cost of sales - derivatives                                        (4,949)             --          (3,466)             --
                                                               ----------      ----------      ----------      ----------
   Total cost of sales                                            (77,697)        (90,306)       (144,895)       (181,067)
                                                               ----------      ----------      ----------      ----------

Gross profit (loss)                                                (3,453)         12,966           1,145          23,578

Selling, general and administrative expenses                       (5,627)         (9,787)        (11,229)        (20,369)
Change in fair value of derivatives                                 5,049         (29,763)         23,048         (29,763)
Asset impairment and other charges                                     36          (2,590)         (3,091)         (6,852)
                                                               ----------      ----------      ----------      ----------
Operating income (loss)                                            (3,995)        (29,174)          9,873         (33,406)

Interest expense, net                                              (4,879)        (14,650)         (9,583)        (30,313)
Other income (expense), net                                          (504)           (471)           (537)            832
                                                               ----------      ----------      ----------      ----------
Loss before income taxes                                           (9,378)        (44,295)           (247)        (62,887)

Income tax (expense) benefit                                        2,723            (637)          3,455          (2,175)
                                                               ----------      ----------      ----------      ----------
Net income (loss)                                              $   (6,655)     $  (44,932)     $    3,208      $  (65,062)
                                                               ==========      ==========      ==========      ==========

Net income (loss) per share:
    Basic and diluted                                          $    (0.67)     $    (3.89)     $     0.32      $    (5.64)
                                                               ==========      ==========      ==========      ==========

Weighted average number of common shares outstanding:
    Basic and diluted                                              10,000          11,538          10,000          11,538
                                                               ==========      ==========      ==========      ==========

                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                         SUCCESSOR      PREDECESSOR
                                                                          COMPANY        COMPANY
                                                                         --------------------------
                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                         --------------------------
                                                                            2002            2001
                                                                         ----------      ----------
Operating activities:
   Net income (loss)                                                     $    3,208      $  (65,062)
   Adjustments to reconcile net income (loss) to net cash flows from operating activities:
        Depreciation and amortization                                        12,324          24,193
        Net change in deferred taxes                                         (2,728)          2,124
        Change in fair value of derivatives                                 (23,048)         29,763
        Gain on disposals of assets                                            (365)           (119)
        Foreign exchange (gain) loss                                          1,295            (110)
        Net effect of changes in operating assets and liabilities            15,488          12,361
                                                                         ----------      ----------
Net cash flows from operating activities                                      6,174           3,150
                                                                         ----------      ----------

Investing activities:
   Capital expenditures                                                      (2,996)         (5,898)
   Proceeds received from disposals of assets                                   365             119
                                                                         ----------      ----------
Net cash flows from investing activities                                     (2,631)         (5,779)
                                                                         ----------      ----------

Financing activities:
   Net proceeds (repayments) under revolving credit arrangements             (1,259)          2,290
   Payments on long-term debt                                                  (304)           (369)
                                                                         ----------      ----------
Net cash flows from financing activities                                     (1,563)          1,921
                                                                         ----------      ----------

Effect of exchange rate changes on cash                                        (213)           (169)
                                                                         ----------      ----------
Net change in cash and cash equivalents                                       1,767            (877)

Cash and cash equivalents at beginning of period                              3,624           5,935
                                                                         ----------      ----------
Cash and cash equivalents at end of period                               $    5,391      $    5,058
                                                                         ==========      ==========


                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    ORGANIZATION

      The consolidated financial statements include the accounts of Pioneer Companies, Inc. (the "Company" or "PCI") and its consolidated subsidiaries (collectively, "Pioneer"). The term "Predecessor Company" refers to Pioneer prior to its emergence from bankruptcy on December 31, 2001. References to predecessors of Pioneer Americas LLC ("Pioneer Americas") an indirect wholly-owned subsidiary of PCI, include Pioneer Americas, Inc., Pioneer Corporation of America and Pioneer Chlor-Alkali Company, Inc. during the period from 1998 to 2001.

      The consolidated balance sheet at June 30, 2002 and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first six months of 2002 are not necessarily indicative of results to be expected for the year ending December 31, 2002. All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated. Certain amounts have been reclassified in prior years to conform to the current year presentation.

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

2.    BASIS OF PRESENTATION AND MANAGEMENT PLANS

      On December 31, 2001, the Company and each of its direct and indirect wholly-owned subsidiaries emerged from protection under the U.S. Bankruptcy Code, and on the same date PCI Chemicals Canada Company ("PCI Canada"), an indirect wholly-owned subsidiary of PCI, emerged from protection under the provisions of Canada's Companies Creditors' Arrangement Act. On that date, Pioneer's plan of reorganization, which was confirmed by the U.S. Bankruptcy Court on November 28, 2001, became effective.

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

      Since Pioneer emerged from bankruptcy, the chlorine and caustic soda markets have not attained the levels included in the projections prepared in connection with the plan of reorganization, and based on current expectations Pioneer will not achieve the financial results that were included in the projections for 2002. During the first two quarters of 2002, ECU prices generally averaged approximately $230, while the projections prepared in connection with Pioneer's reorganization assumed an average ECU price of approximately $280. Some increase in chlorine prices occurred during the second quarter of 2002 and a substantial increase has occurred during the third quarter. Recently, caustic soda prices have stabilized and are expected to rise in the third and fourth quarters. The low ECU prices experienced during the first half of 2002 created liquidity that is significantly less than that which would have resulted from the projections prepared in connection with the plan of reorganization, and Pioneer responded by cutting costs and reducing expenditures, including idling manufacturing capacity and laying off operating and administrative employees. With the increases that have occurred and are expected to occur during the third and fourth quarters, ECU prices are currently expected by the end of 2002 to be at levels closer to the levels projected in connection with the plan of reorganization. Unless this significant improvement in product prices for the second half of 2002 does occur and is maintained, Pioneer may not have the liquidity necessary to meet all of its debt service and other obligations during second half of 2002.

      As discussed in Note 3, Pioneer has recorded net liability relating to a substantial portfolio of mark-to-market derivative instruments. Changes in the fair value of the derivatives are reported in the statement of operations in the period of change. Pioneer records income and/or expense incurred to fulfill or settle derivative contract obligations as a component of cost of sales.

      Pioneer amended its Revolver in April 2002 (the "First Amendment") and again in June 2002 (the "Second Amendment"), which amendments are discussed below. As amended, one of the covenants in the Revolver requires Pioneer to generate at least:

          o $186,000 of net earnings before extraordinary gains, the effects of Pioneer's derivative instruments excluding derivative expenses paid by Pioneer, interest, income taxes, depreciation and amortization (referred to as Lender-Defined EBITDA) during the quarter ended June 30, 2002,

          o $5.116 million of Lender-Defined EBITDA during the quarter ending September 30, 2002,

          o $5.608 million of Lender-Defined EBITDA during the quarter ending December 31, 2002 and $10.910 million of Lender-Defined EBITDA during the nine month period ending on the same date,

          o $10.640 million of Lender-Defined EBITDA during the quarter ending March 31, 2003, and

          o $21.550 million of Lender-Defined EBITDA for the twelve month period ending March 31, 2003 and for each twelve month period ending each fiscal quarter thereafter.

      The Revolver also provides that as a condition of borrowings there shall not have occurred any material adverse change in Pioneer's business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).

      Prior to the First Amendment, the Revolver's financial covenant required Pioneer to generate $5.1 million of net earnings before extraordinary gains, interest, income taxes, depreciation and amortization (which Pioneer continues to define as "EBITDA") during the quarter ended March 31, 2002, including the effect of changes in the fair value of derivative instruments. Pioneer was in compliance with the EBITDA covenant during the quarter ended March 31, 2002, but only as a result of the effect of the change in fair value of derivatives. Pioneer generated $1.5 million of Lender-Defined EBITDA during the quarter ended June 30, 2002, which exceeded the required amount of Lender-Defined EBITDA during that quarter, although Pioneer may not generate the required amount of Lender-Defined EBITDA during subsequent quarters. During March 2002, the lender under the Revolver advised Pioneer that it believed that a material adverse change had occurred, although it continued to fund loans under the Revolver. In order to address concerns about adverse changes in Pioneer's financial condition and the possibility that Pioneer might not comply with the EBITDA covenant during the remainder of the current year, Pioneer had discussions with the lender on the proposed terms of an amendment to the Revolver. The lender rescinded its notice that a material adverse change had occurred. Pioneer entered into the First Amendment to the Revolver to (i) revise the definition of EBITDA to exclude the effects of changes in the fair value of derivative instruments, (ii) eliminate the availability of interest rates based on the London interbank offered rate ("LIBOR") and (iii) replace the previously applicable margin over the prime rate (the "Previous Rate") with the Previous Rate plus 2.25% for all loans that are and will be outstanding under the Revolver. Pioneer paid a forbearance fee of $250,000 in connection with the First Amendment. Also in connection with the First Amendment, Pioneer agreed with its lender to effect the Second Amendment to further revise the EBITDA covenant to exclude realized gains and losses (except to the extent such losses are paid by Pioneer) on derivatives (as so adjusted, "Lender-Defined EBITDA"), to take into account Pioneer's current expectations for the amount of Lender-Defined EBITDA that will be generated during 2002 as agreed to by the lender and to add such other financial covenants to the Revolver as the lender deemed necessary to monitor Pioneer's performance in meeting such projections. The Second Amendment requires Pioneer to meet the Lender-Defined EBITDA amounts set forth above and adds the additional financial covenants contemplated in the First Amendment. The additional covenants require Pioneer to maintain Liquidity (as defined in the Second Amendment) of at least $5.0 million, and limit capital expenditure levels to $20.0 million in 2002 and $25.0 million in each fiscal year thereafter. At June 30, 2002, Pioneer's liquidity was $17.7 million. Pioneer estimates capital expenditures will be approximately $12.2 million during 2002, $3.0 million of which were incurred during the six months ended June 30, 2002. In addition, Pioneer agreed to an increase in the fees applicable to letters of credit issued pursuant to the Revolver, to a rate equal to 4.25% times the daily balance of the undrawn amount of all outstanding letters of credit

      If the required Lender-Defined EBITDA level under the Revolver for any quarter is not met, Pioneer will be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur or have occurred, Pioneer's lender can exercise its rights under the Revolver and refuse to make further advances. Following any such refusal, customer receipts would be applied to Pioneer's borrowings under the Revolver without Pioneer having the ability to reborrow. This would cause Pioneer to suffer a rapid loss of liquidity and Pioneer would lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow Pioneer's lender to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under Pioneer's Senior Notes, which would provide the holders of the Senior Notes with the right to accelerate $200 million in Senior Notes outstanding and demand immediate repayment. In such circumstances, or if Pioneer otherwise did not have sufficient liquidity to satisfy all of its debt service obligations, Pioneer would be required to refinance, restructure or reorganize all or a portion of its indebtedness, defer payments on its debt, sell assets, obtain additional debt or equity financing or take other actions, including seeking protection under Chapter 11 of the U.S. Bankruptcy Code and under the Canadian Companies' Creditors Arrangement Act. In such circumstances Pioneer could not predict the outcome of discussions with its lender under the Revolver or the holders of the Senior Notes, including any action which could lead Pioneer to seek voluntary bankruptcy protection or could force Pioneer into involuntary bankruptcy proceedings if there is a breach of the Revolver covenants or a default under the Senior Notes, or the outcome of any of the actions that Pioneer may need to take in response to such actions if they were to occur.

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

      Pioneer has recorded a net liability of $87.8 million at June 30, 2002 with respect to various derivative positions executed by CRC purportedly for Pioneer's benefit under the supplemental supply arrangements with CRC. The derivative positions consist of contracts for the forward purchase and sale of electricity as well as put and call options that have been written for electric power. While a portion of the net liability relating to the derivative positions, in the amount of $7.9 million at June 30, 2002, relates to transactions specifically approved by Pioneer pursuant to the procedures established by a pre-existing agreement with CRC (the "Approved Derivatives"), Pioneer is disputing CRC's contention that the other derivatives (the "Disputed Derivatives") with an additional net liability at June 30, 2002 of $79.9 million are its responsibility. All $87.8 million of such net liability is reflected in Pioneer's June 30, 2002 balance sheet, but the outcome of the dispute with respect to the $79.9 million net liability as of June 30, 2002 is in doubt. CRC has further contended that other contracts (the "Rejected Derivatives") reflecting an additional net liability of $35.0 million as of June 30, 2002, are Pioneer's responsibility although CRC has not provided Pioneer any documentation of any relationship of those contracts to Pioneer. Pioneer has not recorded any net liability with respect to the Rejected Derivatives, and CRC's contention that Pioneer has any liability with respect to those derivatives is being contested.

      Efforts to resolve the dispute as to the Disputed Derivatives and the Rejected Derivatives have not been successful, and on July 9, 2002, CRC was served with a complaint filed on June 11, 2002, by Pioneer Americas in the District Court of Harris County, Texas. Pioneer Americas is seeking a declaratory judgment that it is not liable for the Disputed Derivatives or the Rejected Derivatives. On July 9, 2002, CRC filed a lawsuit in the U.S. District Court for the District of Nevada against Pioneer and each of the parties to the derivative contracts that were entered into by CRC. CRC contends in its complaint that the Texas state court does not have jurisdiction over CRC or the controversy, and it seeks the court's determination as to the proper disposition of cash in the amount of approximately $34.7 million that it has accumulated in its accounts from its trading in derivatives and the power it has committed to purchase or sell. CRC also seeks specific performance by Pioneer of the contracts with CRC and unspecified damages. Pioneer intends to vigorously litigate these matters.

      On July 11, 2002, Pioneer Americas received a notice from CRC dated July 2, 2002, stating that on July 1, 2002, CRC had adopted regulations applicable to its industrial customers which, if implemented, will require Pioneer Americas to post a bond or other security deposit in an initial amount of approximately $2.1 million, to secure its contractual obligations to CRC. CRC also adopted regulations that purport to unilaterally add additional terms to the contractual relationship between CRC and Pioneer Americas, including a provision that purports to give CRC the right to cease providing us hydropower in certain circumstances. Pioneer Americas has filed a lawsuit in Nevada state court contesting the application of such regulations. While Pioneer Americas believes that, if necessary, it will be able to satisfy the initial deposit requirement, there is no assurance that CRC will not seek to impose unreasonably high collateral requirements in the future. If Pioneer Americas is unable to either successfully contest or satisfy a requirement for collateral, CRC might cease to provide supplemental power to the Henderson facility and Pioneer Americas would not be able to operate the facility.

      Pioneer records actual income and expense related to fulfilling or settling the Approved Derivative and Disputed Derivative contract obligations as a component of cost of sales. Pioneer has recorded in "other assets" a net receivable from CRC of $4.7 million at June 30, 2002. The net receivable includes $9.6 million for cash that CRC has collected in the form of premiums related to options that expired prior to June 30, 2002. A total of $0.6 million of the $9.6 million is attributable to the Approved Derivatives and $9.0 million is attributable to the Disputed Derivatives (and the distribution of the latter amount should also be determined during the course of litigation). Pioneer believes CRC is obligated to allocate that amount to the reduction of power costs at Pioneer's Henderson facility during the remainder of 2002. However, the Approved Derivatives and the Disputed Derivatives that mature during 2003 and later years would, given current industry conditions, have a material adverse effect on Pioneer's cash flow. Offsetting the $9.6 million receivable is a $4.9 million payable for expenses Pioneer believes were incurred by CRC to fulfill the contractual requirements of the Approved Derivatives and Disputed Derivatives during the first six months of 2002.

      The derivative positions include many types of contracts with varying strike prices and maturity dates extending through 2006. The fair value of the instruments varies over time based upon market circumstances. The fair value of the derivative positions is determined for Pioneer by an independent consultant using available market information and appropriate valuation methodologies that include current and forward pricing. Considerable judgement, however, is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates for the fair value of the derivative positions are not necessarily indicative of the amounts that could currently be realized upon disposition of the derivative positions or the ultimate amount that would be paid or received when the positions are settled. The use of different market assumptions and/or estimation methodologies would result in different fair values. Management of Pioneer believes that the market information, methodologies and assumptions used by the independent consultant to fair value the derivative positions produces a reasonable estimation of the fair value of the derivative positions.

      The information in the tables below presents the electricity futures and options positions outstanding as of June 30, 2002 ($ in thousands, except per megawatt hours ("mwh") amounts, and volumes in mwh), for Approved Derivatives and Disputed Derivatives.

                                                              APPROVED          DISPUTED
                                                             -----------      ------------
ELECTRICITY FUTURES CONTRACTS:
  Purchases:
     Contract volume (mwh)                                            --        11,045,019
     Range of expirations (years)                                     --      0.50 to 4.50
     Weighted average years until expiration                          --              3.34
     Weighted average contract price (per mwh)               $        --      $      56.33
     Notional amount                                         $        --      $    622,212
     Weighted average fair value (per mwh)                   $        --      $      34.75
     Unrealized loss                                         $        --      $   (238,363)

  Sales:
     Contract volume (mwh)                                        48,100         6,289,180
     Range of expirations (years)                                   0.50      0.25 to 4.50
     Weighted average years until expiration                        0.50              2.65
     Weighted average contract price (per mwh)               $     32.00      $      58.16
     Notional amount                                         $     1,539      $    365,764
     Weighted average fair value (per mwh)                   $     32.00      $      81.48
     Unrealized gain (loss)                                  $       (71)     $    146,663

ELECTRICITY OPTION CONTRACTS:
  Put (purchase):
     Contract volume (mwh)                                       552,600                --
     Notional amount                                         $    27,630      $         --
     Years until expiration                                         4.50                --
     Strike price (per mwh)                                  $     50.00      $         --
     Unrealized loss                                         $    (7,781)     $         --

  Calls (sales):
     Contract volume (mwh)                                            --         4,411,000
     Notional amount                                         $        --      $    237,924
     Range of expirations (years)                                     --      0.25 to 4.00
     Weighted average years until expiration                          --              3.05
     Weighted average strike price (per mwh)                 $        --      $      53.94
     Unrealized gain                                         $        --      $     11,763
                                                             -----------      ------------

Total unrealized loss                                        $    (7,852)     $    (79,937)
                                                             ===========      ============


  SUMMARY OF APPROVED AND DISPUTED DERIVATIVES IN BALANCE SHEET AT JUNE 30, 2002
Current derivative asset                                                      $     98,992
Non-current derivative asset                                                        59,754
Current derivative liability                                                       (97,279)
Non-current derivative liability                                                  (149,256)
                                                                              ------------
Net derivative liability                                                      $    (87,789)
                                                                              ============

4.    SUPPLEMENTAL CASH FLOW INFORMATION

      Net effect of changes in operating assets and liabilities are as follows:


                                                        SUCCESSOR      PREDECESSOR
                                                         COMPANY        COMPANY
                                                        --------------------------
                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                        --------------------------
                                                           2002            2001
                                                        ----------      ----------
Accounts receivable                                     $    6,965      $   (8,985)
Inventories                                                  2,381           3,973
Prepaid expenses and other current assets                    3,750           1,578
Other assets                                                 3,248            (953)
Accounts payable                                            (2,478)        (12,051)
Accrued liabilities                                          2,511          28,313
Other long-term liabilities                                   (889)            486
                                                        ----------      ----------
     Net change in operating assets and liabilities     $   15,488      $   12,361
                                                        ==========      ==========

Non-cash financing activity:

     On May 15, 2002, Pioneer converted amounts owed to certain professionals totaling $3.4 million for services provided during the bankruptcy proceedings into interest bearing promissory notes due July 1, 2003. The $3.4 million was reclassified from accrued liabilities to long-term debt.

Following are supplemental disclosures of cash flow information:

                                                   SUCCESSOR      PREDECESSOR
                                                    COMPANY        COMPANY
                                                   --------------------------
                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                   --------------------------
                                                      2002            2001
                                                   ----------      ----------
Cash payments for:
   Interest                                        $    1,405      $    2,031
   Income taxes                                            --             210

5.    INVENTORIES

      Inventories consist of the following:

                                                                     JUNE 30,    DECEMBER 31,
                                                                       2002          2001
                                                                     --------    ------------
Raw materials, supplies and parts                                    $  6,907       $ 9,281
Finished goods and work-in-process                                      8,629         9,133
Inventories under exchange agreements                                     541          (266)
                                                                     --------       -------
                                                                     $ 16,077       $18,148
                                                                     ========       =======

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

      Pioneer is subject to various legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, Pioneer has adequate legal defenses and/or insurance coverage with respect to these matters, and management does not believe that they will materially affect Pioneer's operations or financial position. See Note 3 for information regarding litigation with CRC.

7.   LONG-TERM DEBT

      Long-term debt consisted of the following:

                                                                                JUNE 30,       DECEMBER 31,
                                                                                  2002             2001
                                                                               ----------      ------------
Senior Secured Debt:
   Senior Secured Floating Rate Guaranteed Notes, due December
      2006; variable interest rates based on the three-month LIBOR
      rate plus 3.5% .......................................................   $   45,422      $     45,422
   Senior Floating Rate Term Notes, due December 2006; variable
      interest  rates based on the three-month LIBOR rate plus 3.5% ........        4,578             4,578
   10% Senior Secured Guaranteed Notes, due December 2008 ..................      150,000           150,000
   Revolving credit facility; variable interest rates based on U.S.
      prime rate plus a margin ranging from 2.75% to 3.50% .................        5,404                --
Other debt:
   DIP facility; variable interest rates based on U.S. prime rate plus
     1/2% and Canadian prime rate plus 1 1/4% ..............................           --             6,663
   Promissory notes for bankruptcy related professional fees due
     July 1, 2003; variable interest based on the three-month LIBOR
     rate plus 3.5% ........................................................        3,428                --
   Other notes; maturing in various years through 2014, with
     various installments, at various interest rates .......................        5,631             5,935
                                                                               ----------      ------------
          Total ............................................................      214,463           212,598
Current maturities of long-term debt .......................................       (6,116)           (7,375)
                                                                               ----------      ------------
          Long-term debt, less current maturities ..........................   $  208,347      $    205,223
                                                                               ==========      ============

      Upon emergence from bankruptcy, senior secured debt outstanding under various debt instruments consisted of the Senior Guaranteed Notes, the Senior Floating Notes, the 10% Senior Secured Notes and the Revolver which was used shortly after Pioneer's emergence from bankruptcy to replace $6.7 million of debtor-in-possession financing which was outstanding as of December 31, 2001. Collectively, the $200 million in Senior Guaranteed Notes, Senior Floating Notes and 10% Senior Secured Notes are referred to as the Senior Notes and together with the Revolver are referred to as the Senior Secured Debt. In addition, at June 30, 2002 Pioneer had $3.4 million of promissory notes outstanding related to fees owed to professionals for services they provided during the bankruptcy proceedings, as well as $5.6 million of other debt outstanding, comprised of notes maturing in various years through 2014. Because the Revolver requires a lock-box arrangement and contains a clause which allows the lender to refuse to fund further advances in the event of a material adverse change in Pioneer's business, the Revolver must be classified as current debt.

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

      Pioneer amended its Revolver in April 2002 (the "First Amendment") and again in June 2002 (the "Second Amendment"), which amendments are discussed below. As amended, one of the covenants in the Revolver requires Pioneer to generate at least:

          o $186,000 of net earnings before extraordinary gains, the effects of Pioneer's derivative instruments excluding derivative expenses paid by Pioneer, interest, income taxes, depreciation and amortization (referred to as Lender-Defined EBITDA) during the quarter ended June 30, 2002,

          o $5.116 million of Lender-Defined EBITDA during the quarter ending September 30, 2002,

          o $5.608 million of Lender-Defined EBITDA during the quarter ending December 31, 2002 and $10.910 million of Lender-Defined EBITDA during the nine month period ending on the same date,

          o $10.640 million of Lender-Defined EBITDA during the quarter ending March 31, 2003, and

          o $21.550 million of Lender-Defined EBITDA for the twelve month period ending March 31, 2003 and for each twelve month period ending each fiscal quarter thereafter.

      The Revolver also provides that as a condition of borrowings there shall not have occurred any material adverse change in Pioneer's business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).

      Prior to the First Amendment, the Revolver's financial covenant required Pioneer to generate $5.1 million of net earnings before extraordinary gains, interest, income taxes, depreciation and amortization (which Pioneer continues to define as "EBITDA") during the quarter ended March 31, 2002, including the effect of changes in the fair value of derivative instruments. Pioneer was in compliance with the EBITDA covenant during the quarter ended March 31, 2002, but only as a result of the effect of the change in fair value of derivatives. Pioneer generated $1.5 million of Lender-Defined EBITDA during the quarter ended June 30, 2002, which exceeded the required amount of Lender-Defined EBITDA during that quarter, although Pioneer may not generate the required amount of Lender-Defined EBITDA during subsequent quarters. During March 2002, the lender under the Revolver advised Pioneer that it believed that a material adverse change had occurred, although it continued to fund loans under the Revolver. In order to address concerns about adverse changes in Pioneer's financial condition and the possibility that Pioneer might not comply with the EBITDA covenant during the remainder of the current year, Pioneer had discussions with the lender on the proposed terms of an amendment to the Revolver. The lender rescinded its notice that a material adverse change had occurred. Pioneer entered into the First Amendment to the Revolver to (i) revise the definition of EBITDA to exclude the effects of changes in the fair value of derivative instruments, (ii) eliminate the availability of interest rates based on the London interbank offered rate ("LIBOR") and (iii) replace the previously applicable margin over the prime rate (the "Previous Rate") with the Previous Rate plus 2.25% for all loans that are and will be outstanding under the Revolver. Pioneer paid a forbearance fee of $250,000 in connection with the First Amendment. Also in connection with the First Amendment, Pioneer agreed with its lender to effect the Second Amendment to further revise the EBITDA covenant to exclude realized gains and losses (except to the extent such losses are paid by Pioneer) on derivatives (as so adjusted, "Lender-Defined EBITDA"), to take into account Pioneer's current expectations for the amount of Lender-Defined EBITDA that will be generated during 2002 as agreed to by the lender and to add such other financial covenants to the Revolver as the lender deemed necessary to monitor Pioneer's performance in meeting such projections. The Second Amendment requires Pioneer to meet the Lender-Defined EBITDA amounts set forth above and adds the additional financial covenants contemplated in the First Amendment. The additional covenants require Pioneer to maintain Liquidity (as defined in the Second Amendment) of at least $5.0 million, and limit capital expenditure levels to $20.0 million in 2002 and $25.0 million in each fiscal year thereafter. At June 30, 2002, Pioneer's liquidity was $17.7 million. Pioneer estimates capital expenditures will be approximately $12.2 million during 2002, $3.0 million of which were incurred during the six months ended June 30, 2002. In addition, Pioneer agreed to an increase in the fees applicable to letters of credit issued pursuant to the Revolver, to a rate equal to 4.25% times the daily balance of the undrawn amount of all outstanding letters of credit

      If the required Lender-Defined EBITDA level under the Revolver for any quarter is not met, Pioneer will be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur or have occurred, Pioneer's lender can exercise its rights under the Revolver and refuse to make further advances. Following any such refusal, customer receipts would be applied to Pioneer's borrowings under the Revolver without Pioneer having the ability to reborrow. This would cause Pioneer to suffer a rapid loss of liquidity and Pioneer would lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow Pioneer's lender to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under Pioneer's Senior Notes, which would provide the holders of the Senior Notes with the right to accelerate $200 million in Senior Notes outstanding and demand immediate repayment. In such circumstances, or if Pioneer otherwise did not have sufficient liquidity to satisfy all of its debt service obligations, Pioneer would be required to refinance, restructure or reorganize all or a portion of its indebtedness, defer payments on its debt, sell assets, obtain additional debt or equity financing or take other actions, including seeking protection under Chapter 11 of the U.S. Bankruptcy Code and under the Canadian Companies' Creditors Arrangement Act. In such circumstances Pioneer could not predict the outcome of discussions with its lender under the Revolver or the holders of the Senior Notes, including any action which could lead Pioneer to seek voluntary bankruptcy protection or could force Pioneer into involuntary bankruptcy proceedings if there is a breach of the Revolver covenants or a default under the Senior Notes, or the outcome of any of the actions that Pioneer may need to take in response to such actions if they were to occur.

      Interest on the 10% Senior Secured Notes is payable on June 30th and December 31st. Interest on the Senior Guaranteed Notes and the Senior Floating Notes is payable quarterly on March 31st, June 30th, September 30th and December 31st.

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

      Pioneer may prepay amounts owed on the Senior Guaranteed Notes and the Senior Floating Notes in minimum amounts of $1,000,000 or more, and Pioneer may, at its option, terminate the Revolver. If the Revolver is terminated early, there will be a premium due that ranges from 1% to 3% of $50 million, depending upon the termination date. On or after December 31, 2005, Pioneer may redeem some or all of the 10% Senior Secured Notes by paying the holders a percentage ranging from 100% to 105% depending on the year of redemption of the stated principal amount plus accrued and unpaid interest to the redemption date.

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

      On June 30, 2002, the borrowing base under the Revolver was approximately $22.3 million. Borrowing availability after reserves, borrowings and letters of credit was $12.3 million, and net liquidity (consisting of cash and borrowing availability) was $17.7 million.

8.    CONSOLIDATING FINANCIAL STATEMENTS

      PCI Canada (a wholly-owned subsidiary of PCI) is the issuer of the $150 million 10% Senior Secured Notes, which are fully and unconditionally guaranteed on a joint and several basis by PCI and all of PCI's other direct and indirect wholly-owned subsidiaries.

      Pioneer Americas (a wholly-owned subsidiary of PCI Canada) is the issuer of the $45.4 million of Senior Guaranteed Notes and $4.6 million of Senior Floating Notes, which are fully and unconditionally guaranteed on a joint and several basis by PCI and all of PCI's other direct and indirect wholly-owned subsidiaries. Together, PCI Canada, Pioneer Americas and the subsidiary note guarantors comprise all of the direct and indirect subsidiaries of PCI.

      Condensed consolidating financial information for PCI and its wholly-owned subsidiaries is presented below. Information is presented as though the Successor Company organizational structure had been in place for all periods presented.

CONDENSED CONSOLIDATING BALANCE SHEET  -
SUCCESSOR COMPANY
JUNE 30, 2002
(IN THOUSANDS)

                                                                     PCI      PIONEER       OTHER                       PIONEER
                                                         PCI       CANADA     AMERICAS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                      ---------   ---------   ---------   ----------   ------------   ------------
                      ASSETS
Current assets:
  Cash and cash equivalents .......................   $      --   $   4,281   $     961   $      149   $         --   $      5,391
  Accounts receivable, net ........................          --       9,588      25,473           --             --         35,061
  Inventories .....................................          --       5,334      10,743           --             --         16,077
  Current derivative asset ........................          --          --      98,992           --             --         98,992
  Prepaid expenses and other current assets .......       1,730         243         210           --             --          2,183
                                                      ---------   ---------   ---------   ----------   ------------   ------------
         Total current assets .....................       1,730      19,446     136,379          149             --        157,704
Property, plant and equipment, net ................          --     127,534     137,544        1,528             --        266,606
Other assets ......................................          --          --       8,553           --             --          8,553
Intercompany receivable ...........................          --      67,994          --       54,671       (122,665)            --
Investment in subsidiaries ........................      19,603          --          --           --        (19,603)            --
Non-current derivative asset ......................          --          --      59,754           --             --         59,754
Excess reorganization value over the fair
  value of identifiable assets ....................          --      84,064          --           --             --         84,064
                                                      ---------   ---------   ---------   ----------   ------------   ------------
         Total assets .............................   $  21,333   $ 299,038   $ 342,230   $   56,348   $   (142,268)  $    576,681
                                                      =========   =========   =========   ==========   ============   ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
                (DEFICIENCY IN ASSETS)
Current liabilities:
  Accounts payable ................................   $      --   $  12,562   $  10,198   $       31   $         --   $     22,791
  Accrued liabilities .............................          --      13,058      15,380           --             --         28,438
  Current derivative liability ....................          --          --      97,279           --             --         97,279
  Current portion of long-term debt ...............          --          --       6,089           27             --          6,116
                                                      ---------   ---------   ---------   ----------   ------------   ------------
         Total current liabilities ................          --      25,620     128,946           58             --        154,624
Long-term debt, less current portion ..............          --     150,000      58,244          103             --        208,347
Investment in subsidiary ..........................          --     131,069          --           --       (131,069)            --
Intercompany payable ..............................       7,598          --     115,067           --       (122,665)            --
Accrued pension and other employee benefits .......          --       9,191      11,868           --             --         21,059
Non-current derivative liability ..................          --          --     149,256           --             --        149,256
Other long-term liabilities .......................          --      17,888       9,920        1,852             --         29,660
Stockholders' equity (deficiency in assets) .......      13,735     (34,730)   (131,071)      54,335        111,466         13,735
                                                      ---------   ---------   ---------   ----------   ------------   ------------
    Total liabilities and stockholders' equity
     (deficiency in assets) .......................   $  21,333   $ 299,038   $ 342,230   $   56,348   $   (142,268)  $    576,681
                                                      =========   =========   =========   ==========   ============   ============

CONDENSED CONSOLIDATING BALANCE SHEET -
SUCCESSOR COMPANY
DECEMBER 31, 2001
(IN THOUSANDS)

                                                                   PCI       PIONEER       OTHER                       PIONEER
                                                       PCI       CANADA      AMERICAS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                    ---------   ---------    ---------   ----------   ------------   ------------
                      ASSETS
Current assets:
  Cash and cash equivalents ......................  $      --   $   1,950    $   1,674   $       --   $         --   $      3,624
  Accounts receivable, net .......................         --       8,889       32,561          118             --         41,568
  Inventories ....................................         --       6,320       11,828           --             --         18,148
  Current derivative asset .......................         --          --      178,028           --             --        178,028
  Prepaid expenses and other current assets ......      2,202       3,138          582           --             --          5,922
                                                    ---------   ---------    ---------   ----------   ------------   ------------
         Total current assets ....................      2,202      20,297      224,673          118             --        247,290
Property, plant and equipment, net ...............         --     132,726      141,863        1,528             --        276,117
Other assets, net ................................         --          --       11,816           --             --         11,816
Intercompany receivable ..........................         --      68,984           --       54,040       (123,024)            --
Investment in subsidiaries .......................     16,188          --           --           --        (16,188)            --
Non-current derivative asset .....................         --          --       87,625           --             --         87,625
Excess reorganization value over the fair
  value of identifiable assets ...................         --      84,064           --           --             --         84,064
                                                    ---------   ---------    ---------   ----------   ------------   ------------
         Total assets ............................  $  18,390   $ 306,071    $ 465,977   $   55,686   $   (139,212)  $    706,912
                                                    =========   =========    =========   ==========   ============   ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
          (DEFICIENCY IN ASSETS)
Current liabilities:
  Accounts payable ...............................  $      --   $  11,192    $  13,641   $        6   $         --   $     24,839
  Accrued liabilities ............................         --      14,760       19,737           --             --         34,497
  Current derivative liability ...................         --          --      168,865           --             --        168,865
  Current portion of long-term debt ..............         --       5,774        1,574           27             --          7,375
                                                    ---------   ---------    ---------   ----------   ------------   ------------
         Total current liabilities ...............         --      31,726      203,817           33             --        235,576
Long-term debt, less current portion .............         --     150,000       55,106          117             --        205,223
Investment in subsidiary .........................         --     139,311           --           --       (139,311)            --
Intercompany payable .............................      7,863          --      115,160           --       (123,023)            --
Accrued pension and other employee benefits ......         --       8,378       12,889           --             --         21,267
Non-current derivative liability .................         --          --      207,625           --             --        207,625
Other long-term liabilities ......................         --      14,675       10,691        1,328             --         26,694
Stockholders' equity (deficiency in assets) ......     10,527     (38,019)    (139,311)      54,208        123,122         10,527
                                                    ---------   ---------    ---------   ----------   ------------   ------------
         Total liabilities and stockholders'
           equity (deficiency in assets) .........  $  18,390   $ 306,071    $ 465,977   $   55,686   $   (139,212)  $    706,912
                                                    =========   =========    =========   ==========   ============   ============


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS -
SUCCESSOR COMPANY
THREE MONTHS ENDED JUNE 30, 2002
(IN THOUSANDS)

                                                                PCI         PIONEER       OTHER                       PIONEER
                                                     PCI       CANADA       AMERICAS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                  --------    --------      --------    ----------   ------------   ------------
Revenues .......................................  $     --    $ 33,710      $ 54,795    $       --   $    (14,261)  $     74,244
Cost of sales ..................................        --     (33,186)      (58,772)           --         14,261        (77,697)
                                                  --------    --------      --------    ----------   ------------   ------------
Gross profit (loss) ............................        --         524        (3,977)           --             --         (3,453)
Selling, general and administrative expenses ...      (154)     (1,581)       (4,002)          110             --         (5,627)
Change in fair value of derivatives ............        --          --         5,049            --             --          5,049
Asset impairment and other charges .............        --        (260)          296            --             --             36
                                                  --------    --------      --------    ----------   ------------   ------------
Operating income (loss) ........................      (154)     (1,317)       (2,634)          110             --         (3,995)
Interest expense, net ..........................        --      (3,715)       (1,161)           (3)            --         (4,879)
Other income (expense), net ....................        --        (917)          424           (11)            --           (504)
                                                  --------    --------      --------    ----------   ------------   ------------
Income (loss) before income taxes ..............      (154)     (5,949)       (3,371)           96             --         (9,378)
Income tax (expense) benefit ...................        --       2,723            --            --             --          2,723
                                                  --------    --------      --------    ----------   ------------   ------------
Net income (loss) before equity in earnings
 of subsidiary .................................      (154)     (3,226)       (3,371)           96             --         (6,655)
Equity in net earnings (loss) of subsidiary ....    (6,501)     (3,369)           --            --          9,870             --
                                                  --------    --------      --------    ----------   ------------   ------------
Net income(loss) ...............................  $ (6,655)   $ (6,595)     $ (3,371)   $       96   $      9,870   $     (6,655)
                                                  ========    ========      ========    ==========   ============   ============

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS -
PREDECESSOR COMPANY
THREE MONTHS ENDED JUNE 30, 2001
(IN THOUSANDS)


                                                                   PCI       PIONEER       OTHER                       PIONEER
                                                       PCI       CANADA      AMERICAS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                    ---------   ---------    ---------   ----------   ------------   ------------
Revenues ........................................   $      --   $  45,405    $  80,659   $       --   $    (22,792)  $    103,272
Cost of sales ...................................          --     (35,015)     (78,101)          (2)        22,812        (90,306)
                                                    ---------   ---------    ---------   ----------   ------------   ------------
Gross profit (loss) .............................          --      10,390        2,558           (2)            20         12,966
Selling, general and administrative expenses ....         216      (2,568)      (7,408)         (27)            --         (9,787)
Change in fair value of derivatives .............          --          --      (29,763)          --             --        (29,763)
Asset impairment and other charges ..............          --         (21)      (2,569)          --             --         (2,590)
                                                    ---------   ---------    ---------   ----------   ------------   ------------
Operating income (loss) .........................         216       7,801      (37,182)         (29)            20        (29,174)
Interest expense, net ...........................        (222)     (4,324)     (10,122)          18             --        (14,650)
Other income (expense), net .....................          --        (584)        (295)         408             --           (471)
                                                    ---------   ---------    ---------   ----------   ------------   ------------
Income (loss) before income taxes ...............          (6)      2,893      (47,599)         397             20        (44,295)
Income tax expense ..............................          --        (637)          --           --             --           (637)
                                                    ---------   ---------    ---------   ----------   ------------   ------------
Net income (loss) before equity in earnings
 of subsidiary ..................................          (6)      2,256      (47,599)         397             20        (44,932)
Equity in net loss of subsidiary ................     (44,926)    (47,599)          --           --         92,525             --
                                                    ---------   ---------    ---------   ----------   ------------   ------------
Net income (loss) ...............................   $ (44,932)  $ (45,343)   $ (47,599)  $      397   $     92,545   $    (44,932)
                                                    =========   =========    =========   ==========   ============   ============



CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS -
SUCCESSOR COMPANY
SIX MONTHS ENDED JUNE 30, 2002
(IN THOUSANDS)

                                                                    PCI       PIONEER      OTHER                       PIONEER
                                                        PCI       CANADA     AMERICAS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                     ---------   ---------   ---------   ----------   ------------   ------------
Revenues .......................................     $      --   $  66,886   $ 106,853   $       --   $    (27,699)  $    146,040
Cost of sales ..................................            --     (63,398)   (109,198)           2         27,699       (144,895)
                                                     ---------   ---------   ---------   ----------   ------------   ------------
Gross profit (loss) ............................            --       3,488      (2,345)           2             --          1,145
Selling, general and administrative expenses ...          (206)     (3,095)     (8,009)          81             --        (11,229)
Change in fair value of derivatives ............            --          --      23,048           --             --         23,048
Asset impairment and other charges .............            --        (263)     (2,828)          --             --         (3,091)
                                                     ---------   ---------   ---------   ----------   ------------   ------------
Operating income (loss) ........................          (206)        130       9,866           83             --          9,873
Interest expense, net ..........................            --      (7,496)     (2,094)           7             --         (9,583)
Other income (expense), net ....................            --      (1,042)        470           35             --           (537)
                                                     ---------   ---------   ---------   ----------   ------------   ------------
Income (loss) before income taxes ..............          (206)     (8,408)      8,242          125             --           (247)
Income tax benefit .............................            --       3,455          --           --             --          3,455
                                                     ---------   ---------   ---------   ----------   ------------   ------------
Net income (loss) before equity in earnings
 of subsidiary .................................          (206)     (4,953)      8,242          125             --          3,208
Equity in net earnings of subsidiary ...........         3,414       8,242          --           --        (11,656)            --
                                                     ---------   ---------   ---------   ----------   ------------   ------------
Net income .....................................     $   3,208   $   3,289   $   8,242   $      125   $    (11,656)  $      3,208
                                                     =========   =========   =========   ==========   ============   ============

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS -
PREDECESSOR COMPANY
SIX MONTHS ENDED JUNE 30, 2001
(IN THOUSANDS)

                                                                 PCI        PIONEER        OTHER                       PIONEER
                                                      PCI       CANADA      AMERICAS     GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                   ---------   ---------    ---------    ----------   ------------   ------------
Revenues .......................................   $      --   $  88,842    $ 159,631    $       18   $    (43,846)  $    204,645
Cost of sales ..................................          --     (68,698)    (156,623)           (2)        44,256       (181,067)
                                                   ---------   ---------    ---------    ----------   ------------   ------------
Gross profit ...................................          --      20,144        3,008            16            410         23,578
Selling, general and administrative expenses ...        (124)     (5,349)     (14,822)          (74)            --        (20,369)
Change in fair value of derivatives ............          --          --      (29,763)           --             --        (29,763)
Asset impairment and other charges .............          --      (1,304)      (5,548)           --             --         (6,852)
                                                   ---------   ---------    ---------    ----------   ------------   ------------
Operating income (loss) ........................        (124)     13,491      (47,125)          (58)           410        (33,406)
Interest expense, net ..........................        (440)     (8,751)     (21,203)           81             --        (30,313)
Other income, net ..............................          --         120          381           331             --            832
                                                   ---------   ---------    ---------    ----------   ------------   ------------
Income (loss) before income taxes ..............        (564)      4,860      (67,947)          354            410        (62,887)
Income tax expense .............................          --      (2,175)          --            --             --         (2,175)
                                                   ---------   ---------    ---------    ----------   ------------   ------------
Net income (loss) before equity in earnings
 of subsidiary .................................        (564)      2,685      (67,947)          354            410        (65,062)
Equity in net loss of subsidiary ...............     (64,498)    (67,947)          --            --        132,445             --
                                                   ---------   ---------    ---------    ----------   ------------   ------------
Net income (loss) ..............................   $ (65,062)  $ (65,262)   $ (67,947)   $      354   $    132,855   $    (65,062)
                                                   =========   =========    =========    ==========   ============   ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS -
SUCCESSOR COMPANY
SIX MONTHS ENDED JUNE 30, 2002
(IN THOUSANDS)

                                                                        PCI       PIONEER         OTHER           PIONEER
                                                          PCI         CANADA      AMERICAS      GUARANTORS      CONSOLIDATED
                                                       ----------     -------     --------      ----------      ------------
Cash flows from operating activities:
  Net cash flows from operating activities ..........  $       --     $ 9,285     $ (3,096)     $      163      $      6,352
                                                       ----------     -------     --------      ----------      ------------

Cash flows from investing activities:
  Capital expenditures ..............................          --      (1,154)      (1,842)             --            (2,996)
  Proceeds received from disposals of assets ........          --         365           --              --               365
                                                       ----------     -------     --------      ----------      ------------
          Net cash flows from investing activities ..          --        (789)      (1,842)             --            (2,631)
                                                       ----------     -------     --------      ----------      ------------

Cash flows from financing activities:
  Net proceeds under revolving credit arrangements ..          --      (5,774)       4,515              --            (1,259)
  Payments on long-term debt ........................          --          --         (290)            (14)             (304)
                                                       ----------     -------     --------      ----------      ------------
          Net cash flows from financing activities ..          --      (5,774)       4,225             (14)           (1,563)
                                                       ----------     -------     --------      ----------      ------------

Effect of exchange rate changes on cash .............          --        (391)          --              --              (391)
                                                       ----------     -------     --------      ----------      ------------

Net change in cash and cash equivalents .............          --       2,331         (713)            149             1,767
Cash and cash equivalents at beginning of period ....          --       1,950        1,674              --             3,624
                                                       ----------     -------     --------      ----------      ------------
Cash and cash equivalents at end of period ..........  $       --     $ 4,281     $    961      $      149      $      5,391
                                                       ==========     =======     ========      ==========      ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS -
PREDECESSOR COMPANY
SIX MONTHS ENDED JUNE 30, 2001
(IN THOUSANDS)

                                                                        PCI       PIONEER         OTHER           PIONEER
                                                          PCI         CANADA      AMERICAS      GUARANTORS      CONSOLIDATED
                                                       --------     --------      --------      ----------      ------------
Cash flows from operating activities:
Net cash flows from operating activities ............  $      4     $  2,026      $  1,181      $      (61)     $      3,150
                                                       --------     --------      --------      ----------      ------------

Cash flows from investing activities:
  Capital expenditures ..............................        --       (2,311)       (3,587)             --            (5,898)
  Proceeds received from disposal of assets .........        --           --           119              --               119
                                                       --------     --------      --------      ----------      ------------
          Net cash flows from investing activities ..        --       (2,311)       (3,468)             --            (5,779)
                                                       --------     --------      --------      ----------      ------------

Cash flows from financing activities:
  Net proceeds under revolving credit arrangements ..        --         (316)        2,606              --             2,290
  Payments on long-term debt ........................        --           --          (355)            (14)             (369)
                                                       --------     --------      --------      ----------      ------------
          Net cash flows from financing activities ..        --         (316)        2,251             (14)            1,921
                                                       --------     --------      --------      ----------      ------------
Effect of exchange rate changes on cash .............        --         (169)           --              --              (169)
                                                       --------     --------      --------      ----------      ------------

Net change in cash and cash equivalents .............         4         (770)          (36)            (75)             (877)
Cash and cash equivalents at beginning of period ....       668        3,749         1,142             376             5,935
                                                       --------     --------      --------      ----------      ------------
Cash and cash equivalents at end of period ..........  $    672     $  2,979      $  1,106      $      301      $      5,058
                                                       ========     ========      ========      ==========      ============


9.    ASSET IMPAIRMENT AND OTHER CHARGES

      In March 2002, Pioneer idled the Tacoma plant due to poor market conditions. The Tacoma idlement resulted in the termination of 84 employees, all of whom were terminated prior to June 30, 2002, and for whom $1.9 million of severance expense was recorded during the quarter ended March 31, 2002. Approximately $1.4 million of the severance was paid out during the six months ended June 30, 2002, leaving $0.5 million of accrued severance at June 30, 2002. Pioneer also accrued for $1.0 million of other exit costs related to the Tacoma idlement during the quarter ended March 31, 2002. During the six months ended June 30, 2002, Pioneer incurred $0.7 million of idlement costs and completed the idlement prior to June 30, 2002. The remaining $0.3 accrual was reversed during the second quarter of 2002.

10.   EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share considers, in addition to the above, the dilutive effect of potentially issuable common shares during the period. Earnings per share for the three months and six months ended June 30, 2002 was not affected by outstanding options to acquire 0.6 million shares of common stock because the exercise price of those options was greater than the average market price of Pioneer's common stock, and because their effect was anti-dilutive for the three months and six months ended June 30, 2002. Loss per share for the predecessor company for the three months and six months ended June 30, 2001 was not affected by outstanding options to acquire 1.4 million shares of common stock because their effect was anti-dilutive and the exercise prices of those options were greater than the average market price of Pioneer's common stock.

11.   RECENT ACCOUNTING PRONOUNCEMENTS

      Effective December 31, 2001, Pioneer adopted SFAS 142. SFAS 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but must be tested for impairment annually, or more frequently if circumstances indicate potential impairment. For the three months and six months ended June 30, 2001 the net loss, excluding goodwill amortization expense, would have been $42.7 million and $60.1 million, respectively, and basic and diluted loss per share, excluding goodwill amortization expense, would have been $3.70 and $5.26, respectively.

      In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Pioneer adopted SFAS 143 upon emergence from bankruptcy as part of fresh start accounting, and it did not have an impact on Pioneer's financial position, results of operations, or cash flows.

      In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which Pioneer adopted on January 1, 2002. SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets and the disposal of a segment of a business. Pioneer adopted SFAS 144 upon emergence from bankruptcy as part of fresh start accounting, and it did not have an impact on Pioneer's financial position, results of operations, or cash flows.

      In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 eliminates SFAS 4 "Reporting Gains and Losses from Extinquishment of Debt" and thus allows for only those gains or losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS 145 also amends SFAS 13, "Accounting for Leases" to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002, the provisions of this statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002, and all other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. Pioneer does not expect the adoption of SFAS 145 to have a material impact on its financial position, results of operations or cash flows.

      In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for fiscal years beginning after December 31, 2002. SFAS 146 requires that the liability for costs associated with exit or disposal activities be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on Pioneer's financial position, results of operations, or cash flows.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto.

OVERVIEW

      During the second quarter of 2002, Pioneer's average electrochemical unit ("ECU") netback (that is, prices adjusted to eliminate the product transportation element) was $225 compared to $240 during the first quarter of 2002 and $359 in the second quarter of 2001. The average ECU netback of $225 during the second quarter of 2002 reinforced the need to continue cost-cutting and other cash conservation initiatives. Some increases in chlorine prices occurred during the second quarter of 2002 and a substantial increase has occurred during the third quarter. Recently, caustic soda prices have stabilized and are expected to rise in the third and fourth quarters.

EMERGENCE FROM BANKRUPTCY

      Pioneer's financial results have been affected by its emergence from bankruptcy on December 31, 2001. The consolidated balance sheet information at December 31, 2001 and June 30, 2002, and the consolidated statements of operations and cash flows for the six months ended June 30, 2002 reflect results after the consummation of Pioneer's plan of reorganization and the application of the principles of fresh start accounting in accordance with the provisions of SOP 90-7. Pioneer before and Pioneer after adopting fresh start accounting are different reporting entities and Pioneer's consolidated financial statements have not been prepared on the same basis.

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

      Pioneer has recorded a net liability of $87.8 million at June 30, 2002 with respect to various derivative positions executed by CRC purportedly for Pioneer's benefit under the supplemental supply arrangements with CRC. The derivative positions consist of contracts for the forward purchase and sale of electricity as well as put and call options that have been written for electric power. While a portion of the net liability relating to the derivative positions, in the amount of $7.9 million at June 30, 2002, relates to transactions specifically approved by Pioneer pursuant to the procedures established by a pre-existing agreement with CRC (the "Approved Derivatives"), Pioneer is disputing CRC's contention that the other derivatives (the "Disputed Derivatives") with an additional net liability at June 30, 2002 of $79.9 million are its responsibility. All $87.8 million of such net liability is reflected in Pioneer's June 30, 2002 balance sheet, but the outcome of the dispute with respect to the $79.9 million net liability as of June 30, 2002 is in doubt. CRC has further contended that other contracts (the "Rejected Derivatives") reflecting an additional net liability of $35.0 million as of June 30, 2002, are Pioneer's responsibility although CRC has not provided Pioneer any documentation of any relationship of those contracts to Pioneer. Pioneer has not recorded any net liability with respect to the Rejected Derivatives, and CRC's contention that Pioneer has any liability with respect to those derivatives is being contested.

      Efforts to resolve the dispute as to the Disputed Derivatives and the Rejected Derivatives have not been successful, and on July 9, 2002, CRC was served with a complaint filed on June 11, 2002, by Pioneer Americas in the District Court of Harris County, Texas. Pioneer Americas is seeking a declaratory judgment that it is not liable for the Disputed Derivatives or the Rejected Derivatives. On July 9, 2002, CRC filed a lawsuit in the U.S. District Court for the District of Nevada against Pioneer and each of the parties to the derivative contracts that were entered into by CRC. CRC contends in its complaint that the Texas state court does not have jurisdiction over CRC or the controversy, and it seeks the court's determination as to the proper disposition of cash in the amount of approximately $34.7 million that it has accumulated in its accounts from its trading in derivatives and the power it has committed to purchase or sell. CRC also seeks specific performance by Pioneer of the contracts with CRC and unspecified damages. Pioneer intends to vigorously litigate these matters.

      Pioneer records actual income and expense related to fulfilling or settling the Approved Derivative and Disputed Derivative contract obligations as a component of cost of sales. Pioneer has recorded in "other assets" a net receivable from CRC of $4.7 million at June 30, 2002. The net receivable includes $9.6 million for cash that CRC has collected in the form of premiums related to options that expired prior to June 30, 2002. A total of $0.6 million of the $9.6 million is attributable to the Approved Derivatives and $9.0 million is attributable to the Disputed Derivatives (and the distribution of the latter amount should also be determined during the course of litigation). Pioneer believes CRC is obligated to allocate that amount to the reduction of power costs at Pioneer's Henderson facility during the remainder of 2002. However, the Approved Derivatives and the Disputed Derivatives that mature during 2003 and later years would, given current industry conditions, have a material adverse effect on Pioneer's cash flow. Offsetting the $9.6 million receivable is a $4.9 million payable for expenses Pioneer believes were incurred by CRC to fulfill the contractual requirements of the Approved Derivatives and Disputed Derivatives during the first six months of 2002.

      While the amount of any actual cash flow effect from the derivative positions will be determined by electricity prices at the time, based on future price estimates as of June 30, 2002, the cost of the derivative positions during the years from 2003 to 2006, considered without regard to other factors, could range from $20.1 million in 2003 to as high as $29.2 million in 2005. However, the costs stated do not reflect the fact that in the absence of any costs attributable to derivative contracts, the Henderson facility will in any event have power needs that must be met through the purchase of supplemental power, although the amounts of power that would be provided under the Approved Derivatives and the Disputed Derivatives would substantially exceed the power needs of the Henderson plant. A portion of those needs are currently being met by two forward purchases arranged by CRC, which are not accounted for as derivative transactions because Pioneer has designated them as purchases in the normal course of business. Had these two forward purchase contracts been accounted for as derivative transactions, they would have resulted in a net unrealized loss to Pioneer of $15.9 million at June 30, 2002.

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

      On July 11, 2002, Pioneer Americas received a notice from CRC dated July 2, 2002, stating that on July 1, 2002, CRC had adopted regulations applicable to its industrial customers which, if implemented, will require Pioneer Americas to post a bond or other security deposit in an initial amount of approximately $2.1 million, to secure its contractual obligations to CRC. CRC also adopted regulations that purport to unilaterally add additional terms to the contractual relationship between CRC and Pioneer Americas, including a provision that purports to give CRC the right to cease providing us hydropower in certain circumstances. Pioneer Americas has filed a lawsuit in Nevada state court contesting the application of such regulations. While Pioneer Americas believes that, if necessary, it will be able to satisfy the initial deposit requirement, there is no assurance that CRC will not seek to impose unreasonably high collateral requirements in the future. If Pioneer Americas is unable to either successfully contest or satisfy a requirement for collateral, CRC might cease to provide supplemental power to the Henderson facility and Pioneer Americas would not be able to operate the facility.

      The information set forth above with respect to the derivative contracts provides an incomplete analysis of current and future electric power costs relating to the Henderson facility, since long-term hydropower contracts allow Pioneer to purchase at favorable rates approximately 50% of the Henderson facility's power requirements. Since the contracts are not derivatives and the power purchased under the contracts cannot be resold by Pioneer at market rates, the fair market value of the hydropower contracts has not been recorded by Pioneer in its financial statements. However, employing the same valuation methodology to the hydropower contracts as to the derivatives, the contracts would have a value to Pioneer of approximately $52.3 million at June 30, 2002.

CRITICAL ACCOUNTING POLICIES

      Pioneer applies those accounting policies that it believes best reflect the underlying business and economic events, consistent with generally accepted accounting principles. Pioneer's more significant accounting policies include those related to derivatives, long-lived assets, accruals for long-term employee benefit costs such as pension, postretirement and other postemployment costs, as well as accruals for income taxes. Inherent in such policies are certain key assumptions and estimates made by Pioneer.

      With respect to the Approved Derivatives and the Disputed Derivatives, Pioneer accounts for the derivatives based upon the fair value accounting methods prescribed by Statement of Financial Accounting Standard 133, ""Accounting For Derivative Instruments and Hedging Activities," as interpreted and amended ("SFAS 133"). SFAS 133 requires that Pioneer determine the fair value of the instruments in Pioneer's portfolios of Approved Derivatives and Disputed Derivatives and reflect them in its balance sheet at their fair values. Changes in the fair value from period to period for the Approved Derivatives and the Disputed Derivatives are recorded in Pioneer's income statement each period. One of the primary factors that can have an impact on Pioneer's results each period is the price assumptions used to value the derivative instruments. Some of these instruments have quoted market prices. However, Pioneer is required to use valuation techniques or models to estimate the fair value of instruments that are not traded on an active exchange or that have terms that extend beyond the time period for which exchange-based quotes are available. These modeling techniques require estimates of future prices, price correlation, interest rates and market volatility and liquidity. The estimates also reflect modeling risk, credit risk of Pioneer's counterparties and operational risk. The amounts Pioneer reports in its financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond Pioneer's control. Additional information on the Approved Derivatives and the Disputed Derivatives appears in Note 3 to the Consolidated Financial Statements.

      With respect to long-lived assets, key assumptions include the estimate of useful lives and the recoverability of carrying values of fixed assets and goodwill. Such estimates could be significantly modified and/or the carrying values of the assets could be impaired by such factors as new technological developments, new chemical industry entrants with significant raw material cost advantages, uncertainties associated with the United States and world economies, the cyclical nature of the chemical industry, and uncertainties associated with governmental actions. See also "Forward-Looking Statements."

      With respect to long-term employee benefit costs, key assumptions include the long-term rate of return on pension assets, the annual rate of inflation of health care costs and the general interest rate environment.

      With respect to income taxes, Pioneer has significant amounts of deferred tax assets that are reviewed periodically for recoverability and valued accordingly. These assets are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Valuations related to tax accruals and assets could be impacted by changes to tax codes, changes in the statutory tax rates and Pioneer's future taxable income levels.

      Pioneer periodically updates its estimates used in the preparation of the financial statements based on its latest assessment of the current and projected business and general economic environment.

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

      The Senior Secured Debt requires payments of interest in cash and contains various covenants including a financial covenant in the Revolver (which if violated will create a default under the cross-default provisions of the Senior Notes), which obligates Pioneer to comply with certain cash flow requirements. The interest payment requirements of the Senior Secured Debt and the financial covenant in the Revolver were originally set at levels based on financial projections prepared in connection with the plan of reorganization and did not accommodate significant downward variations in operating results. The plan of reorganization and the related financial projections were predicated on expectations that the chlorine and caustic soda markets would experience a modest decline in early 2002 followed by improving market conditions from the historic lows experienced in the last few years. Those market improvements, along with the reduced debt levels resulting from the reorganization, were expected to return Pioneer to a more sound financial basis. During the first half of 2002, however, the chlorine and caustic soda markets did not attain the levels included in the projections prepared in connection with the plan or reorganization. Some increase in chlorine prices occurred during the second quarter of 2002 and a substantial increase has occurred during the third quarter. Recently, caustic soda prices have stabilized and are expected to rise in the third and fourth quarters. With the increases that have occurred and are expected to occur during the third and fourth quarters, ECU prices are currently expected by the end of 2002 to be at levels closer to the levels projected in connection with the plan of reorganization. Unless this significant improvement in product prices for the second half of 2002 does occur and is maintained, Pioneer may not have the liquidity necessary to meet all of its debt service and other obligations during the second half of 2002.

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

      An important element in Pioneer's liquidity is the availability of borrowings under the Revolver. Subject to borrowing base limitations, borrowings and repayments are made on a daily basis as circumstances warrant. On June 30, 2002, Pioneer had cash of approximately $5.4 million and borrowings under the Revolver were $5.4 million. On June 30, 2002, the borrowing base under the Revolver was approximately $22.3 million. Borrowing availability after borrowings, reserves and letters of credit was $12.3 million for a net liquidity of $17.7 million.

      Pioneer has obligations for interest on its debt, which, based on interest rates in effect on June 30, 2002 (and after giving effect to the increases in the interest rate payable on borrowings under the Revolver discussed below), is approximately $18.7 million per year (although to the extent that Pioneer draws additional funds under the Revolver, the aggregate interest expense would increase), as well as for ordinary business expenses. In addition, on June 30, 2002, a total of approximately $8.7 million remained payable under critical vendor settlement agreements. On May 15, 2002, Pioneer converted $3.4 million payable to professionals for fees in connection with the bankruptcy proceedings into interest bearing promissory notes due July 1, 2003.

      Pioneer amended its Revolver in April 2002 (the "First Amendment") and again in June 2002 (the "Second Amendment"), which amendments are discussed below. As amended, one of the covenants in the Revolver requires Pioneer to generate at least:

          o $186,000 of net earnings before extraordinary gains, the effects of the Company's derivative instruments excluding derivative expenses paid by Pioneer, interest, income taxes, depreciation and amortization (referred to as Lender-Defined EBITDA) during the quarter ended June 30, 2002,

          o $5.116 million of Lender-Defined EBITDA during the quarter ending September 30, 2002,

          o $5.608 million of Lender-Defined EBITDA during the quarter ending December 31, 2002 and $10.910 million of Lender-Defined EBITDA during the nine month period ending on the same date,

          o $10.640 million of Lender-Defined EBITDA during the quarter ending March 31, 2003, and

          o $21.550 million of Lender-Defined EBITDA for the twelve month period ending March 31, 2003 and for each twelve month period ending each fiscal quarter thereafter.

      The Revolver also provides that as a condition of borrowings there shall not have occurred any material adverse change in Pioneer's business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).

      Prior to the First Amendment, the Revolver's financial covenant required Pioneer to generate $5.1 million of net earnings before extraordinary gains, interest, income taxes, depreciation and amortization (which Pioneer continues to define as "EBITDA") during the quarter ended March 31, 2002, including the effect of changes in the fair value of derivative instruments. Pioneer was in compliance with the EBITDA covenant during the quarter ended March 31, 2002, but only as a result of the effect of the change in fair value of derivatives. Pioneer generated $1.5 million of Lender-Defined EBITDA during the quarter ended June 30, 2002, which exceeded the required amount of Lender-Defined EBITDA during that quarter, although Pioneer may not generate the required amount of Lender-Defined EBITDA during subsequent quarters. During March 2002, the lender under the Revolver advised Pioneer that it believed that a material adverse change had occurred, although it continued to fund loans under the Revolver. In order to address concerns about adverse changes in Pioneer's financial condition and the possibility that Pioneer might not comply with the EBITDA covenant during the remainder of the current year, Pioneer had discussions with the lender on the proposed terms of an amendment to the Revolver. The lender rescinded its notice that a material adverse change had occurred. Pioneer entered into the First Amendment to the Revolver to (i) revise the definition of EBITDA to exclude the effects of changes in the fair value of derivative instruments, (ii) eliminate the availability of interest rates based on the London interbank offered rate ("LIBOR") and (iii) replace the previously applicable margin over the prime rate (the "Previous Rate") with the Previous Rate plus 2.25% for all loans that are and will be outstanding under the Revolver. Pioneer paid a forbearance fee of $250,000 in connection with the First Amendment. Also in connection with the First Amendment, Pioneer agreed with its lender to effect the Second Amendment to further revise the EBITDA covenant to exclude realized gains and losses (except to the extent such losses are paid by Pioneer) on derivatives (as so adjusted, "Lender-Defined EBITDA"), to take into account Pioneer's current expectations for the amount of Lender-Defined EBITDA that will be generated during 2002 as agreed to by the lender and to add such other financial covenants to the Revolver as the lender deemed necessary to monitor Pioneer's performance in meeting such projections. The Second Amendment requires Pioneer to meet the Lender-Defined EBITDA amounts set forth above and adds the additional financial covenants contemplated in the First Amendment. The additional covenants require Pioneer to maintain Liquidity (as defined in the Second Amendment) of at least $5.0 million, and limit capital expenditure levels to $20.0 million in 2002 and $25.0 million in each fiscal year thereafter. At June 30, 2002, Pioneer's liquidity was $17.7 million. Pioneer estimates capital expenditures will be approximately $12.2 million during 2002, $3.0 million of which were incurred during the six months ended June 30, 2002. In addition, Pioneer agreed to an increase in the fees applicable to letters of credit issued pursuant to the Revolver, to a rate equal to 4.25% times the daily balance of the undrawn amount of all outstanding letters of credit

      If the required Lender-Defined EBITDA level under the Revolver for any quarter is not met, Pioneer will be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur or have occurred, Pioneer's lender can exercise its rights under the Revolver and refuse to make further advances. Following any such refusal, customer receipts would be applied to Pioneer's borrowings under the Revolver without Pioneer having the ability to reborrow. This would cause Pioneer to suffer a rapid loss of liquidity and Pioneer would lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow Pioneer's lender to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under Pioneer's Senior Notes, which would provide the holders of the Senior Notes with the right to accelerate $200 million in Senior Notes outstanding and demand immediate repayment. In such circumstances, or if Pioneer otherwise did not have sufficient liquidity to satisfy all of its debt service obligations, Pioneer would be required to refinance, restructure or reorganize all or a portion of its indebtedness, defer payments on its debt, sell assets, obtain additional debt or equity financing or take other actions, including seeking protection under Chapter 11 of the U.S. Bankruptcy Code and under the Canadian Companies' Creditors Arrangement Act. In such circumstances Pioneer could not predict the outcome of discussions with its lender under the Revolver or the holders of the Senior Notes, including any action which could lead Pioneer to seek voluntary bankruptcy protection or could force Pioneer into involuntary bankruptcy proceedings if there is a breach of the Revolver covenants or a default under the Senior Notes, or the outcome of any of the actions that Pioneer may need to take in response to such actions if they were to occur.

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

      Pioneer's total assets decreased $130.2 million from December 31, 2001 to June 30, 2002. The decrease is due primarily to changes in the current and non-current assets related to Pioneer's portfolio of derivatives. Total derivative assets decreased from $265.7 million at December 31, 2001 to $158.7 million at June 30, 2002 due to changes in fair value of the derivatives as well as the expiration of derivative contracts during the first six months of 2002.

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

      Net Cash Flows from Operating Activities. During the first six months of 2002, Pioneer's cash flow provided by operating activities was $6.2 million, primarily attributable to changes in working capital.

      Net Cash Flows from Investing Activities. Cash used in investing activities during the first six months of 2002 totaled $2.6 million, which included $3.0 million for capital expenditures offset by $0.4 million of proceeds from asset sales. During the first six months of 2002, capital expenditures were considerably lower than normal. This low level of capital expenditures will not be sustained through the remainder of 2002. Pioneer estimates that capital expenditures for the remainder of 2002 will approximate $9.2 million.

      Net Cash Flows from Financing Activities. Cash used in financing activities during the first six months of 2002 totaled approximately $1.6 million, due to net repayments under the Revolver of $1.3 million and scheduled debt payments on long-term debt.

      Working Capital. Pioneer's working capital was $3.1 million at June 30, 2002, including a net current derivative asset of $1.7 million, compared to working capital of $11.7 million at December 31, 2001. This $8.6 million decrease was primarily due to a $7.4 million decrease in the net current derivative asset.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

      Revenues. Revenues decreased by $29.0 million, or approximately 28%, to $74.2 million for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. The decrease in revenues was primarily attributable to lower ECU prices. The average ECU sales price for the three months ended June 30, 2002 was $225, a decrease of approximately 37% from the average sales price of $359 during the three months ended June 30, 2001.

      Cost of Sales. Cost of sales decreased $12.6 million, or approximately 14%, for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. Included in cost of sales for the three months ended June 30, 2002 are $4.9 million of net expenses related to fulfilling Approved Derivative and Disputed Derivative contract obligations during the period. Excluding the $4.9 million of derivative expense, cost of sales decreased $17.5 million, or 23% for the second quarter of 2002 as compared to the second quarter of 2001. Of the $17.5 million decrease, $3.3 million resulted from cost savings from an organizational restructuring and cost reduction initiatives, and $3.0 million resulted from idling the Tacoma plant. The remainder of the decrease is attributable to a decrease in power costs of approximately $5.6 million and a decrease in depreciation expense of approximately $2.2 million resulting from the revaluation of property, plant and equipment pursuant to fresh start accounting.

      Gross Profit. Gross profit margin decreased to a loss of 5% for the three months ended June 30, 2002 compared with a profit of 13% for the three months ended June 30, 2001, primarily as a result of the ECU pricing decrease and derivative contract expenses, offset by the decrease in cost of sales discussed above.

      Change in Fair Value of Derivatives. For the three months ended June 30, 2002, the change in fair value of the derivative positions was a net unrealized gain of $5.0 million which related primarily to the Disputed Derivatives. For the three months ended June 30, 2001, the change in fair value of the derivative positions was a net unrealized loss of $29.8 million, all of which related to Approved Derivatives. See " - Colorado River Commission Derivative Transactions" above and Note 3 to the consolidated financial statements.

      Asset impairment and other charges. Other charges for the three months ended June 30, 2001 was primarily comprised of professional fees related to Pioneer's reorganization.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $4.2 million, or approximately 43%, for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. The decrease was primarily attributable to non-cash items, including $0.8 million related to a reduction in bad debt expense, $0.6 million resulting for the absence of amortization of debt issuance costs which were written off upon emergence from bankruptcy when the related debt was forgiven, $2.2 million due to the absence of goodwill amortization resulting from the adoption of SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002, and a $0.7 million decrease in depreciation and amortization expense caused by the revaluation of property, plant and equipment and intangibles upon emergence from bankruptcy.

      Interest Expense, Net. Interest expense, net decreased by $9.8 million, or 67% in the second quarter of 2002 as compared to the second quarter of 2001. The decrease resulted primarily from debt forgiveness of $368 million, which represents a 63% decrease in the debt outstanding immediately prior to emergence from Chapter 11. This decrease from debt forgiveness was partially offset by an increase in interest rates.

      Other Income (Expense,) Net. Other income (expense), net for the quarter ended June 30, 2002 included a foreign exchange loss of $1.3 million, offset by a $0.4 million gain from the sale of assets. Other income (expense), net for the quarter ended June 30, 2001 was primarily comprised of a foreign exchange loss.

      Income Tax (Expense) Benefit. The income tax benefit for the quarter ended June 30, 2002 was $2.7 million, reflecting foreign tax benefit on the loss from Pioneer's Canadian operations. Due to recurring losses of Pioneer's U.S. operations and uncertainty as to the effect of Pioneer's restructuring on the availability and use of Pioneer's U.S. net operating loss carryforwards, a 100% valuation allowance amounting to $121.8 million was recorded in connection with Pioneer's U.S. deferred tax assets at December 31, 2001. During the quarter ended June 30, 2002 Pioneer recorded a further valuation allowance in an amount equal to the benefit from income taxes generated by the losses from Pioneer's U.S. operations. Income tax expense of $0.6 million was recorded for the quarter ended June 30, 2001.

      Net Loss. Due to the factors described above, net loss for the three months ended June 30, 2002 was $6.7 million, compared to a net loss of $44.9 million for the same period in 2001.


SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

      Revenues. Revenues decreased by $58.6 million, or approximately 29%, to $146.0 million for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. Approximately $49 million of the decrease was attributable to lower ECU prices. The average ECU sales price for the six months ended June 30, 2002 was $230, a decrease of 37% from the average sales price of $366 during the six months ended June 30, 2001. The remainder of the decrease was primarily attributable to lower sales volumes.

      Cost of Sales. Cost of sales decreased $36.2 million, or approximately 20%, for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. Included in cost of sales for the six months ended June 30, 2002 is $3.5 million of net expense related to fulfilling Approved Derivative and Disputed Derivative contract obligations during the period. No such expenses were incurred during the corresponding period in 2001. Excluding the derivative expenses, cost of sales decreased $39.7 million, or 22% in the first half of 2002 as compared to the first half of 2001. The $39.7 million decrease included approximately $12.6 million from decreased power costs and approximately $6.0 million attributable to decreased volume. Other components of the decrease include cost savings resulting from an organizational restructuring and other cost reduction initiatives of approximately $7.9 million, $6.6 million resulting from idling the Tacoma plant, and a decrease in depreciation expense of $4.5 million resulting from the revaluation of property, plant and equipment pursuant to fresh start accounting.

      Gross Profit. Gross profit margin decreased to 0% for the six months ended June 30, 2002 from 12% for the six months ended June 30, 2001, due to the factors discussed above.

      Change in Fair Value of Derivatives. For the six months ended June 30, 2002, the change in fair value of the derivative positions was a net unrealized gain of $23.0 million. Of the $23.0 million increase in fair value, $20.5 million related to the Disputed Derivatives and the remaining $2.5 million related to the Approved Derivatives. For the six months ended June 30, 2001, the change in fair value of the derivative positions was a net unrealized loss of $29.8 million, all of which related to Approved Derivatives. See " - Liquidity and Capital Resources - Colorado River Commission Derivative Transactions" above and Note 3 to the consolidated financial statements.

      Asset impairment and other charges. Other charges for the six months ended June 30, 2002 included primarily $1.9 million of severance expense and $0.7 million of accrued costs related to idling the Tacoma plant, along with $0.4 million of severance expense related to staff reductions at the Cornwall plant. Other charges for the six months ended June 30, 2001 were primarily comprised of severance expense and professional fees related to Pioneer's reorganization.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $9.1 million, or approximately 45%, for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. The decrease is partially attributable to approximately $0.6 million of cost savings resulting from cost-cutting measures. The remaining decrease was made up of non-cash items, including $1.4 million related to a reduction in bad debt expense, $1.3 million resulting from the absence of amortization of debt issuance costs, which were written off upon emergence from bankruptcy when the related debt was forgiven, $4.4 million due to the absence of goodwill amortization resulting from the adoption of SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002, and a $1.3 million decrease in depreciation and amortization expense caused by the revaluation of property, plant and equipment and intangibles upon emergence from bankruptcy.

      Interest Expense, Net. Interest expense, net decreased by $20.7 million, or 68% in the first half of 2002 as compared to the first half of 2001. The decrease resulted primarily from debt forgiveness of $368 million, which represents a 63% decrease in the debt outstanding immediately prior to emergence from Chapter 11. This decrease from debt forgiveness was partially offset by an increase in interest rates.

      Other Income (Expense), Net. Other income (expense), net for the six months ended June 30, 2002 included a foreign exchange loss of $1.4 million, offset by a $0.4 million gain from the sale of assets. Other income, net for the six months ended June 30, 2001 was primarily comprised of a sales tax refund of $0.5 million.

      Income Tax (Expense) Benefit. The income tax benefit for the six months ended June 30, 2002 was $3.5 million, reflecting foreign tax benefit on the loss from Pioneer's Canadian operations. Due to recurring losses of Pioneer's U.S. operations and uncertainty as to the effect of Pioneer's restructuring on the availability and use of Pioneer's U.S. net operating loss carryforwards, a 100% valuation allowance amounting to $121.8 million was recorded in connection with Pioneer's U.S. deferred tax assets at December 31, 2001. During the six months ended June 30, 2002 Pioneer recorded a further valuation allowance in an amount equal to the benefit from income taxes generated by the losses from Pioneer's U.S. operations. Income tax expense of $2.2 million was recorded for the six months ended June 30, 2001.

      Net Income (Loss). Due to the factors described above, net income for the six months ended June 30, 2002 was $3.2 million, compared to a net loss of $65.1 million for the same period in 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

      Effective December 31, 2001, Pioneer adopted SFAS 142. SFAS 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but must be tested for impairment annually, or more frequently if circumstances indicate potential impairment. For the three months and six months ended June 30, 2001 the net loss, excluding goodwill amortization expense, would have been $42.7 million and $60.1 million, respectively, and basic and diluted loss per share, excluding goodwill amortization expense, would have been $3.70 and $5.26, respectively.

      In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Pioneer adopted SFAS 143 upon emergence from bankruptcy as part of fresh start accounting, and it did not have an impact on Pioneer's financial position, results of operations, or cash flows.

      In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which Pioneer adopted on January 1, 2002. SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets and the disposal of a segment of a business. Pioneer adopted SFAS 144 upon emergence from bankruptcy as part of fresh start accounting, and it did not have an impact on Pioneer's financial position, results of operations, or cash flows.

      In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 eliminates SFAS 4 "Reporting Gains and Losses from Extinquishment of Debt" and thus allows for only those gains or losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS 145 also amends SFAS 13, "Accounting for Leases" to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002, the provisions of this statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002, and all other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. Pioneer does not expect the adoption of SFAS 145 to have a material impact on its financial position, results of operations or cash flows.

      In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for fiscal years beginning after December 31, 2002. SFAS 146 requires that the liability for costs associated with exit or disposal activities be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on Pioneer's financial position, results of operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The nature of Pioneer's market risk disclosures set forth in PCI's Annual Report on Form 10-K for the year ended December 31, 2001 have not changed significantly, except as shown below, through the six months ended June 30, 2002.

      The information in the table below presents the electricity futures and options positions outstanding as of June 30, 2002 allocated over the lives of the contracts ($ in thousands, except per megawatt hours ("mwh") amounts, and volumes in mwh), whether Approved Derivatives or Disputed Derivatives. See "Managements Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Colorado River Commission Derivative Transactions" and Note 3 to Pioneer's consolidated financial statements for more information regarding the Approved Derivatives and Disputed Derivatives. The information in the table below constitutes "forward-looking statements."

                                                                           EXPECTED MATURITY
                                     -------------------------------------------------------------------------------------------
                                        2002            2003             2004            2005            2006          TOTALS
                                     ----------      ----------      ------------    ------------    ------------   ------------
ELECTRICITY FUTURES CONTRACTS
    Purchases:
      Contract volume (mwh)           1,709,180       1,656,160         2,559,893       2,559,893       2,559,893     11,045,019
      Weighted average contract
         price (per mwh)             $    79.29      $    58.01      $      50.89    $      50.85    $      50.85   $      56.33
      Notional value                 $  135,512      $   96,073      $    130,273    $    130,177    $    130,177   $    622,212
      Weighted average fair
         value (per mwh)             $    36.22      $    35.19      $      32.87    $      34.68    $      34.45   $      34.75
      Unrealized loss                $  (73,610)     $  (37,801)     $    (46,138)   $    (41,397)   $    (39,417)  $   (238,363)
    Range of expirations (years)                                                                                     .50 to 4.50
    Weighted average years until
         expiration                                                                                                         3.34
    Sales:
      Contract volume (mwh)           1,710,120         972,590         1,218,590       1,217,990       1,217,990      6,337,280
      Weighted average contract
         price (per mwh)             $    85.80      $    53.99      $      46.13    $      45.92    $      45.92   $      57.96
      Notional value                 $  146,722      $   52,505      $     56,210    $     55,933    $     55,933   $    367,303
      Weighted average fair
         value (per mwh)             $   134.96      $    72.09      $      60.67    $      57.38    $      56.79   $      81.09
      Unrealized gain                $   84,076      $   17,612      $     17,722    $     13,950    $     13,232   $    146,592
    Range of expirations (years)                                                                                     .25 to 4.50
    Weighted average years until
         Expiration                                                                                                         2.63

ELECTRICITY OPTION CONTRACTS
    Put (Purchase):
      Contract volume (mwh)              61,400         122,800           122,800         122,800         122,800        552,600
      Notional value, if
         exercised                   $    3,070      $    6,140      $      6,140    $      6,140    $      6,140   $     27,630
      Strike price (per mwh)         $    50.00      $    50.00      $      50.00    $      50.00    $      50.00   $      50.00
      Unrealized loss                $     (571)     $   (1,580)     $     (1,716)   $     (1,837)   $     (2,077)  $     (7,781)
      Expiration (years)                                                                                                    4.50
    Calls (Sales):
      Contract volume (mwh)             246,400         219,150         1,315,150       1,315,150       1,315,150      4,411,000
      Notional value, if
         exercised                   $   27,720      $    8,985      $     67,073    $     67,073    $     67,073   $    237,924
      Weighted average strike
         price (per mwh)             $   112.50      $    41.00      $      51.00    $      51.00    $      51.00   $      53.94
      Unrealized gain (loss)         $    1,900      $    1,717      $      8,098    $         94    $        (46)  $     11,763
    Range of expirations (years)                                                                                     .25 to 4.00
    Weighted average years until
         expiration                                                                                                         3.05
                                     ----------      ----------      ------------    ------------    ------------   ------------
    Total net unrealized gain
         (loss)                      $   11,795      $  (20,052)     $    (22,034)   $    (29,190)   $    (28,308)  $    (87,789)
                                     ==========      ==========      ============    ============    ============   ============

      The information set forth in the table above with respect to the derivative contracts provides an incomplete analysis of current and future electric power costs relating to Pioneer's Henderson facility, since long-term hydropower contracts allow

Pioneer to purchase at favorable rates approximately 50% of the Henderson facility's power requirements. Since the contracts are not derivatives and the power purchased under the contracts cannot be resold by Pioneer at market rates, the fair market value of the hydropower contracts has not been recorded by Pioneer in its financial statements. However, employing the same valuation methodology to the hydropower contracts as to the derivatives, the contracts would have a value to Pioneer of approximately $52.3 million at June 30, 2002.

      In addition, a portion of Pioneer's power needs are currently being met by two forward purchases arranged by CRC, which are not accounted for as derivative transactions as Pioneer has designated them as purchases in the normal course of business. Had these two forward purchase contracts been accounted for as derivative transactions, they would have resulted in a net unrealized loss to Pioneer of approximately $15.9 million at June 30, 2002.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Pioneer Americas LLC ("Pioneer Americas"), a subsidiary of PCI, owns and operates a chlor-alkali manufacturing facility in Henderson, Nevada. The Colorado River Commission ("CRC") supplies power to the facility pursuant to three basic contracts covering hydro-generated power, supplemental power requirements, and power transmission and supply balancing services. CRC is a state agency established in 1940 to manage federal hydropower contracts with utilities and other customers, including Pioneer Americas' Henderson facility, in Southern Nevada. Since the low cost hydropower supplied by CRC does not entirely meet the Henderson facility's power demands and those of CRC's other customers, CRC purchases supplemental power from various sources and resells it to Pioneer Americas and to other customers.

      Approximately 50% of the electric power supply for the Henderson facility is provided under the supplemental supply contract with CRC. The supplemental supply contract sets forth detailed procedures governing the procurement of power by CRC for purchase by Pioneer Americas. This agreement does not provide for speculative trading in power-related derivatives.

      As previously reported, CRC entered into various derivative positions purportedly for the benefit of Pioneer Americas under the supplemental supply contract. The derivative positions consist of contracts for the forward purchase and sale of electricity as well as put and call options that have been written for electric power. While certain of the transactions, reflecting a net liability in the amount of $7.9 million at June 30, 2002, relate to transactions that were specifically approved by Pioneer Americas pursuant to established procedures (the "Approved Derivatives"), Pioneer Americas has disputed CRC's contention that additional transactions (the "Disputed Derivatives") with an additional net liability at June 30, 2002 of $79.9 million are its responsibility. CRC has further contended that other contracts (the "Rejected Derivatives") reflecting an additional net liability of $35.0 million as of June 30, 2002, are Pioneer Americas' responsibility, although CRC has not provided any documentation of any relationship of those contracts to Pioneer Americas. Under applicable accounting rules Pioneer Americas has been required to reflect the $87.8 million net liability relating to the Approved Derivatives and the Disputed Derivatives in its June 30, 2002 balance sheet, but Pioneer Americas has not recorded any net liability with respect to the Rejected Derivatives.

      Efforts to resolve the dispute as to the Disputed Derivatives and the Rejected Derivatives have not been successful, and on July 9, 2002, CRC was served with a complaint filed on June 11, 2002, by Pioneer Americas in the District Court of Harris County, Texas. Pioneer Americas is seeking a declaratory judgment that it is not liable for the Disputed Derivatives or the Rejected Derivatives. On July 9, 2002, CRC filed a lawsuit in the U.S. District Court for the District of Nevada against Pioneer and each of the parties to the derivative contracts that were entered into by CRC. CRC contends in its complaint that the Texas state court does not have jurisdiction over CRC or the controversy, and it seeks the court's determination as to the proper disposition of cash in the amount of approximately $34.7 million that it has accumulated in its accounts from its trading in derivatives and the power it has committed to purchase or sell. CRC also seeks specific performance by Pioneer of the contracts with CRC and unspecified damages. Pioneer intends to vigorously litigate these matters.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      4.1+ Second Amendment to Loan and Security Agreement effective as of May 31, 2002 between and among the lenders identified on the signature pages thereto, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to
            Exhibit 4.1 of the Company's Current Report on Form 8-K filed on June 14, 2002).

     99.1+ Items incorporated by reference from the Pioneer Companies, Inc. Form 10-K for the year ended December 31, 2001: Item 1 Business -- Risks.

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


      ----------

      + Indicates exhibit previously filed with the Securities and Exchange
        Commission as indicated and incorporated herein by reference

      (b)   Reports on Form 8-K

            On June 14, 2002, PCI filed a report on Form 8-K. Under Item 5, "Other Events," Pioneer reported that effective as of May 31, 2002, PCI Chemicals Canada Company and Pioneer Americas LLC, wholly owned subsidiaries of Pioneer Companies, Inc, Inc., entered into a second amendment to their $30 million revolving credit facility, which was attached to the Form 8-K as an exhibit.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          PIONEER COMPANIES, INC.




Date:  August 13, 2002                    By:  /s/ Philip J. Ablove
                                               --------------------------------
                                               Philip J. Ablove
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                         DESCRIPTION
    -------                        -----------
      4.1+  Second Amendment to Loan and Security Agreement effective as of May
            31, 2002 between and among the lenders identified on the signature pages thereto, Foothill Capital Corporation, PCI Chemicals Canada
            Company and Pioneer Americas LLC (incorporated by reference to
            Exhibit 4.1 of the Company's Current Report on Form 8-K filed on
            June 14, 2002).

     99.1+  Items incorporated by reference from the Pioneer Companies, Inc.
            Form 10-K for the year ended December 31, 2001: Item 1 Business --
            Risks.

     99.2   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.3   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

+ Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference