Form 10-Q
period 2002-09-30
PIONEER COMPANIES INC
filed 2002-11-15
CIK 830141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (MARK ONE)

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _________ TO _______

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

    On November 14, 2002, there were outstanding 10,000,000 shares of Common Stock of Pioneer Companies, Inc.

                                TABLE OF CONTENTS

                          PART I--FINANCIAL INFORMATION


                                                                            Page
                                                                            ----
Item 1.     Consolidated Financial Statements (Unaudited)

            Consolidated Balance Sheets--September 30, 2002
            and December 31, 2001                                            3

            Consolidated Statements of Operations--Three Months
            Ended September 30, 2002 (Successor Company) and 2001
            (Predecessor Company) and Nine Months Ended
            September 30, 2002 (Successor Company) and 2001
            (Predecessor Company)                                            4

            Consolidated Statements of Cash Flows--Nine Months Ended
            September 30, 2002 (Successor Company) and 2001
            (Predecessor Company)                                            5

            Notes to Consolidated Financial Statements                       6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       20

Item 3.     Quantitative and Qualitative Disclosures About Market Risk      29

Item 4.     Controls and Procedures                                         30

                           PART II--OTHER INFORMATION

Item 1.     Legal Proceedings                                               30

Item 5.     Other Information                                               30

Item 6.     Exhibits and Reports on Form 8-K                                32







    Certain statements in this Form 10-Q regarding future expectations of Pioneer's business and Pioneer's results of operations, financial condition and liquidity may be regarded as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such statements are subject to various risks, including, but not limited to, Pioneer's high financial leverage, global economic conditions, the demand and prices for Pioneer's products, Pioneer and industry production volumes, competitive prices, the cyclical nature of the markets for many of Pioneer's products and raw materials, the effect of Pioneer's results of operations on its debt agreements, Pioneer's derivatives position and other risks and uncertainties. Attention is directed to Pioneer's Annual Report on Form 10-K and Item 5 of Part II of this Report on Form 10-Q for a discussion of such risks and uncertainties. Actual outcomes may vary materially.

                         PART I --FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             PIONEER COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                    2002             2001
                                                                                -------------     ------------
                                                                                 (UNAUDITED)
                                           ASSETS
Current assets:
   Cash and cash equivalents                                                      $   6,011        $   3,624
   Accounts receivable, net of allowance for doubtful accounts of $1,527 at
      September 30, 2002 and $2,180 at December 31, 2001                             36,683           41,568
   Inventories                                                                       15,168           18,148
   Current derivative asset                                                          57,320          178,028
   Prepaid expenses and other current assets                                          3,379            5,922
                                                                                  ---------        ---------
         Total current assets                                                       118,561          247,290
Property, plant and equipment:
   Land                                                                               7,321            7,732
   Buildings and improvements                                                        40,933           41,457
   Machinery and equipment                                                          225,888          223,843
   Construction in progress                                                           5,713            3,085
                                                                                  ---------        ---------
                                                                                    279,855          276,117
   Less: accumulated depreciation                                                   (18,648)              --
                                                                                  ---------        ---------
         Net property, plant and equipment                                          261,207          276,117
Other assets                                                                         23,439           11,816
Non-current derivative asset                                                         57,116           87,625
Excess reorganization value over the fair value of identifiable assets               84,064           84,064
                                                                                  ---------        ---------
         Total assets                                                             $ 544,387        $ 706,912
                                                                                  =========        =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $  15,414        $  20,775
   Accrued liabilities                                                               24,241           34,146
   Current derivative liability                                                      71,338          168,865
   Current portion of long-term debt                                                 15,698            8,312
                                                                                  ---------        ---------
         Total current liabilities                                                  126,691          232,098
Long-term debt, less current portion                                                207,456          208,701
Accrued pension and other employee benefits                                          20,109           21,267
Non-current derivative liability                                                    140,669          207,625
Other long-term liabilities                                                          32,454           26,694
Commitments and contingencies (Note 6) Stockholders' equity:
   Common stock, $.01 par value, authorized 50,000 shares, issued and
        outstanding 10,000 shares                                                       100              100
   Additional paid-in capital                                                        10,427           10,427
   Retained earnings                                                                  6,481               --
                                                                                  ---------        ---------
         Total stockholders' equity                                                  17,008           10,527
                                                                                  ---------        ---------
         Total liabilities and stockholders' equity                               $ 544,387        $ 706,912
                                                                                  =========        =========


                See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 SUCCESSOR        PREDECESSOR        SUCCESSOR        PREDECESSOR
                                                                  COMPANY           COMPANY           COMPANY           COMPANY
                                                                 ----------------------------        ----------------------------
                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                                                 ----------------------------        ----------------------------
                                                                   2002               2001             2002               2001
                                                                 ----------        ----------        ----------        ----------
Revenues                                                         $   86,579        $   93,303        $  232,619        $  297,948

Cost of sales - product                                             (77,804)          (81,264)         (219,233)         (262,331)
Cost of sales - derivatives                                          14,149             1,390            10,683             1,390
                                                                 ----------        ----------        ----------        ----------
   Total cost of sales                                              (63,655)          (79,874)         (208,550)         (260,941)
                                                                 ----------        ----------        ----------        ----------

Gross profit                                                         22,924            13,429            24,069
                                                                                                                           37,007

Selling, general and administrative expenses                         (5,599)          (10,092)          (16,828)          (30,461)
Change in fair value of derivatives                                  (9,782)          (63,377)           13,266           (93,140)
Asset impairment and other charges                                   (1,253)           (2,368)           (4,344)           (9,220)
                                                                 ----------        ----------        ----------        ----------
Operating income (loss)                                               6,290           (62,408)           16,163           (95,814)

Interest expense, net (contractual interest
   expense: $14,092 and $44,405 for the three
   and nine months ended September 30, 2001,
   respectively)                                                     (4,487)           (5,170)          (14,070)          (35,483)
Reorganization items                                                     --            (1,897)               --            (1,897)
Other income, net                                                     2,126               407             1,589             1,239
                                                                 ----------        ----------        ----------        ----------
Income  (loss) before income taxes                                    3,929           (69,068)            3,682          (131,955)
Income tax (expense) benefit                                           (656)           (2,812)            2,799            (4,987)
                                                                 ----------        ----------        ----------        ----------
Net income (loss)                                                $    3,273        $  (71,880)       $    6,481        $ (136,942)
                                                                 ==========        ==========        ==========        ==========

     Basic earnings (loss) per share                             $     0.33        $    (6.23)       $     0.65        $   (11.87)
     Diluted earnings (loss) per share                           $     0.33        $    (6.23)       $     0.65        $   (11.87)

     Weighted average number of common shares outstanding:
                  Basic                                              10,000            11,538            10,000            11,538
                  Diluted                                            10,070            11,538            10,000            11,538



                See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)



                                                                         SUCCESSOR         PREDECESSOR
                                                                          COMPANY            COMPANY
                                                                         -----------------------------
                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                         ----------------------------
                                                                            2002             2001
                                                                         ----------        ----------
Operating activities:
   Net income (loss)                                                     $    6,481        $ (136,942)
   Adjustments to reconcile net income (loss) to net cash flows from operating activities:
         Depreciation and amortization                                       18,737            35,521
         Net change in deferred taxes                                        (2,683)            4,803
            Change in fair value of derivatives                             (13,266)           93,140
         Gain on disposals of assets                                         (1,034)              (60)
         Foreign exchange gain                                                   (6)             (663)
         Net effect of changes in operating assets and liabilities           (5,732)           24,388
                                                                         ----------        ----------
Net cash flows from operating activities                                      2,497            20,187
                                                                         ----------        ----------

Investing activities:
   Capital expenditures                                                      (4,965)           (8,293)
   Proceeds received from disposals of assets                                 2,047               119
                                                                         ----------        ----------
Net cash flows from investing activities                                     (2,918)           (8,174)
                                                                         ----------        ----------

Financing activities:
    Debtor-in-possession credit facility, net                                (6,663)           11,780
   Net proceeds (repayments) under revolving credit arrangements             10,710           (27,581)
   Payments on long-term debt                                                (1,488)             (514)
                                                                         ----------        ----------
Net cash flows from financing activities                                      2,559           (16,315)
                                                                         ----------        ----------

Effect of exchange rate changes on cash                                         249              (534)
                                                                         ----------        ----------
Net change in cash and cash equivalents                                       2,387            (4,836)

Cash and cash equivalents at beginning of period                              3,624             5,935
                                                                         ----------        ----------
Cash and cash equivalents at end of period                               $    6,011        $    1,099
                                                                         ==========        ==========

                See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  ORGANIZATION

    The consolidated financial statements include the accounts of Pioneer Companies, Inc. (the "Company" or "PCI") and its consolidated subsidiaries (collectively, "Pioneer"). The term "Predecessor Company" refers to Pioneer prior to its emergence from bankruptcy on December 31, 2001. References to predecessors of Pioneer Americas LLC ("Pioneer Americas"), an indirect wholly-owned subsidiary of PCI, include Pioneer Americas, Inc., Pioneer Corporation of America and Pioneer Chlor-Alkali Company, Inc. during the period from 1998 to 2001.

    The consolidated balance sheet at September 30, 2002 and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first nine months of 2002 are not necessarily indicative of results to be expected for the year ending December 31, 2002. All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

2.  BASIS OF PRESENTATION AND MANAGEMENT PLANS

    On December 31, 2001, the Company and each of its direct and indirect wholly-owned subsidiaries emerged from protection under the U.S. Bankruptcy Code, and on the same date PCI Chemicals Canada Company ("PCI Canada"), a wholly-owned subsidiary of PCI, emerged from protection under the provisions of Canada's Companies Creditors' Arrangement Act. On that date, Pioneer's plan of reorganization, which was confirmed by the U.S. Bankruptcy Court on November 28, 2001, became effective.

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

    Since Pioneer emerged from bankruptcy, the chlorine and caustic soda markets, despite recent increases, have not attained the price levels projected in connection with the plan of reorganization for the nine months ended September 30, 2002, and based on current expectations, Pioneer will not achieve the financial results for 2002 that were included in those projections. During the first nine months of 2002, Pioneer's average electrochemical unit ("ECU") netback (that is, prices adjusted to eliminate the product transportation element) averaged approximately $255, while the projections prepared in connection with Pioneer's reorganization assumed an average ECU netback of approximately $286. The same projections assumed an average ECU netback of approximately $301 for the third quarter of 2002. The actual third quarter average ECU netback of $310 exceeded the projections and represented a significant increase from the 2002 second quarter $225 average ECU netback.

    The low ECU netback experienced during the first half of 2002 created liquidity that was significantly less than that which would have resulted from the projections prepared in connection with the plan of reorganization, and Pioneer responded by cutting costs and reducing expenditures, including idling manufacturing capacity and laying off operating and administrative employees. With the increase in ECU netback that has occurred in the third quarter, Pioneer's 2002 ECU netback has averaged $255 for the nine months ended September 30, 2002. However, the average ECU netback for 2002 is expected to fall short of the $300 average ECU netback projected for 2002 in connection with the plan of reorganization. The ECU netback may also fall short of the level anticipated in connection with the amendments to the Revolver. As a result, Pioneer could fail to meet the required Lender-Defined EBITDA (defined below) in the fourth quarter. Unless product prices continue to improve, Pioneer may not have the liquidity necessary to meet all of its debt service and other obligations next year, and may be unable to satisfy the financial covenants in the Revolver. The amount of liquidity ultimately needed by Pioneer to meet all of its obligations going forward will depend on a number of factors, some of which are uncertain, including particularly the resolution of Pioneer's derivatives dispute with the Colorado River Commission. See "Derivative Instruments" below.

    Pioneer has recorded a net mark-to-market liability relating to a substantial portfolio of derivative instruments. Changes in the fair value of the derivatives are reported in the statement of operations in the period of change. Pioneer records estimated income and expense for obligations that may arise related to settling the derivatives on their delivery dates as a component of cost of sales. See Note 3 for additional information related to the derivatives.

    Pioneer amended its Revolver in April 2002 (the "First Amendment") and again in June 2002 (the "Second Amendment"), which amendments are discussed below. As amended, one of the covenants in the Revolver requires Pioneer to generate at least:

         o $5.116 million of net earnings before extraordinary gains, the effects of Pioneer's derivative instruments excluding derivative expenses paid by Pioneer, interest, income taxes, depreciation and amortization (referred to as "Lender-Defined EBITDA") during the quarter ending September 30, 2002,

         o $5.608 million of Lender-Defined EBITDA during the quarter ending December 31, 2002 and $10.910 million of Lender-Defined EBITDA during the nine-month period ending on the same date,

         o $10.640 million of Lender-Defined EBITDA during the quarter ending March 31, 2003, and

         o $21.550 million of Lender-Defined EBITDA for the twelve-month period ending March 31, 2003 and for each twelve month period ending each fiscal quarter thereafter.

    The Revolver also provides that as a condition of borrowings there shall not have occurred any material adverse change in Pioneer's business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).

    Prior to the First Amendment, the Revolver's financial covenant required Pioneer to generate $5.1 million of net earnings before extraordinary gains, interest, income taxes, depreciation and amortization (which Pioneer continues to define as "EBITDA") during the quarter ended March 31, 2002, including the effect of changes in the fair value of derivative instruments. Pioneer was in compliance with the EBITDA covenant during the quarter ended March 31, 2002, but only as a result of the effect of the change in fair value of derivatives. Pioneer's Lender-Defined EBITDA during the quarter ended June 30, 2002 exceeded the amount required for that quarter. Pioneer generated $10.5 million of Lender-Defined EBITDA during the quarter ended September 30, 2002, which exceeded the required amount of Lender-Defined EBITDA during that quarter, although there is no assurance that Pioneer will generate the required amount of Lender-Defined EBITDA during subsequent quarters. During March 2002, the lender under the Revolver advised Pioneer that it believed that a material adverse change had occurred, although it continued to fund loans under the Revolver. In order to address concerns about adverse changes in Pioneer's financial condition and the possibility that Pioneer might not comply with the EBITDA covenant during the remainder of the current year, Pioneer had discussions with the lender on the proposed terms of an amendment to the Revolver. The lender rescinded its notice that a material adverse change had occurred. Pioneer entered into the First Amendment to the Revolver to (i) revise the Revolver's definition of EBITDA to exclude the effects of changes in the fair value of derivative instruments, (ii) eliminate the availability of interest rates based on the London interbank offered rate ("LIBOR") and (iii) replace the previously applicable margin over the prime rate (the "Previous Rate") with the Previous Rate plus 2.25% for all loans that are and will be outstanding under the Revolver. Pioneer paid a forbearance fee of $250,000 in connection with the First Amendment. Also in connection with the First Amendment, Pioneer agreed with its lender to effect the Second Amendment to further revise the EBITDA covenant to exclude realized gains and losses (except to the extent such losses are paid by Pioneer) on derivatives, to take into account Pioneer's expectations for the amount of Lender-Defined EBITDA that would be generated during 2002 as agreed to by the lender, and to add such other financial covenants to the Revolver as the lender deemed necessary to monitor Pioneer's performance in meeting such projections. The Second Amendment requires Pioneer to meet the Lender-Defined EBITDA amounts set forth above and adds the additional financial covenants contemplated in the First Amendment. The additional covenants require Pioneer to maintain Liquidity (as defined in the Second Amendment) of at least $5.0 million, and limit capital expenditure levels to $20.0 million in 2002 and $25.0 million in each fiscal year thereafter. At September 30, 2002, Pioneer's liquidity was $21.2 million. Pioneer estimates capital expenditures will be approximately $11.6 million during 2002, $5.0 million of which were incurred during the nine months ended September 30, 2002. In addition, Pioneer agreed to an increase in the fees applicable to letters of credit issued pursuant to the Revolver, to a rate equal to 4.25% times the daily balance of the undrawn amount of all outstanding letters of credit.

    If the required Lender-Defined EBITDA level under the Revolver for any quarter is not met, Pioneer will be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur or have occurred, Pioneer's lender can exercise its rights under the Revolver and refuse to make further advances. Following any such refusal, customer receipts would be applied to Pioneer's borrowings under the Revolver, and Pioneer would not have the ability to reborrow. This would cause Pioneer to suffer a rapid loss of liquidity and Pioneer would lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow Pioneer's lender to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under Pioneer's Senior Notes, which would provide the holders of the Senior Notes with the right to accelerate $200 million in Senior Notes outstanding and demand immediate repayment. In such circumstances, or if Pioneer otherwise did not have sufficient liquidity to satisfy all of its debt service obligations, Pioneer would be required to refinance, restructure or reorganize all or a portion of its indebtedness, defer payments on its debt, sell assets, obtain additional debt or equity financing or take other actions, including seeking protection under Chapter 11 of the U.S. Bankruptcy Code and under the Canadian Companies' Creditors Arrangement Act. In such circumstances Pioneer could not predict the outcome of discussions with its lender under the Revolver or the holders of the Senior Notes, including any action which could lead Pioneer to seek voluntary bankruptcy protection or could force Pioneer into involuntary bankruptcy proceedings if there is a breach of the Revolver covenants or a default under the Senior Notes, or the outcome of any of the actions that Pioneer may need to take in response to such actions if they were to occur.

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

    The Colorado River Commission ("CRC") supplies power to Pioneer's Henderson facility pursuant to three basic contracts covering hydro-generated power, power requirements in excess of hydropower, and power transmission and supply balancing services. CRC is a state agency established in 1940 to manage federal hydropower contracts with utilities and other customers, including Pioneer's Henderson facility, in Southern Nevada. Since the low-cost hydropower supplied by CRC does not entirely meet Henderson's power demands and those of CRC's other customers, CRC purchases supplemental power from various sources and resells it to Pioneer and other customers.

    Approximately 50% of the electric power supply for Pioneer's Henderson facility is provided under a supplemental supply contract with CRC. The supplemental supply contract sets forth detailed procedures governing the procurement of power by CRC on Pioneer's behalf. This agreement is not intended to provide for speculative power purchases on Pioneer's behalf.

    Pioneer has recorded a net liability of $97.6 million at September 30, 2002 with respect to various derivative positions executed by CRC purportedly for Pioneer's benefit under the supplemental supply arrangements with CRC. The derivative positions consist of contracts for the forward purchase and sale of electricity as well as put and call options that have been written for electric power. While a portion of the net liability relating to the derivative positions, in the amount of $6.2 million at September 30, 2002, relates to transactions specifically approved by Pioneer pursuant to the procedures established by a pre-existing agreement with CRC (the "Approved Derivatives"), Pioneer is disputing CRC's contention that the other derivatives (the "Disputed Derivatives") with an additional net liability at September 30, 2002 of $91.4 million are its responsibility. All $97.6 million of such net liability is reflected in Pioneer's September 30, 2002 balance sheet, but the outcome of the dispute with respect to the $91.4 million net liability as of September 30, 2002 is in doubt. CRC has further contended that other contracts (the "Rejected Derivatives") reflecting an additional net liability of $38.1 million as of September 30, 2002, are Pioneer's responsibility although CRC has not provided Pioneer any documentation of any relationship of those contracts to Pioneer. Pioneer has not recorded any net liability with respect to the Rejected Derivatives, and CRC's contention that Pioneer has any liability with respect to those derivatives is being contested.

    Efforts to resolve the dispute as to the Disputed Derivatives and the Rejected Derivatives have not been successful, and on July 9, 2002, CRC was served with a complaint filed on June 11, 2002, by Pioneer in the District Court of Harris County, Texas. Pioneer sought a declaratory judgment that it is not liable for the Disputed Derivatives or the Rejected Derivatives. On October 10, 2002, the District Court ruled that it did not have jurisdiction over the dispute, and Pioneer has filed a notice of appeal with respect to that decision. On July 9, 2002, CRC filed a lawsuit in the U.S. District Court for the District of Nevada against Pioneer and each of the parties to the derivative contracts that were entered into by CRC. CRC seeks the court's determination as to the proper disposition of cash in the amount of approximately $34.7 million that it had accumulated as of June 30, 2002 in its accounts from its trading in derivatives and the power it has committed to purchase or sell. CRC also seeks specific performance by Pioneer of the contracts with CRC and unspecified damages. Pioneer intends to vigorously litigate these matters.

    On July 11, 2002, Pioneer received a notice from CRC stating that on July 1, 2002, CRC had adopted regulations applicable to its industrial customers which, if implemented, would have required Pioneer to post a bond or other security deposit in an initial amount of approximately $2.1 million to secure its contractual obligations to CRC. CRC also adopted regulations that purport to unilaterally add additional terms to the contractual relationship between CRC and Pioneer, including a provision that purports to give CRC the right to cease providing hydropower in certain circumstances. Pioneer filed a lawsuit in Nevada state court contesting the application of such regulations. On August 30, 2002, the Nevada state court entered a temporary restraining order, preventing the application of the regulations and the imposition of the collateral requirement, and requiring Pioneer to post a $0.5 million security bond. At a hearing on November 6, 2002, the court granted Pioneer's motion for the entry of a preliminary injunction against the application of the regulations and the imposition of the collateral requirement, and increased the security bond requirement by $0.3 million. If after further proceedings a collateral requirement is imposed and if Pioneer is unable to meet it, CRC might cease to provide supplemental power to the Henderson facility and Pioneer would not be able to operate the facility.

    Pioneer records estimated realized income and expense related to fulfilling or settling the obligations that may arise with respect to the Approved Derivatives and Disputed Derivatives as a component of cost of sales. Pioneer has recorded in "Other Assets" a net receivable from CRC of $18.8 million at September 30, 2002. The net receivable includes $12.2 million of cash that CRC has collected in the form of premiums related to options that expired prior to September 30, 2002 but has not remitted to Pioneer. A total of $0.6 million of the $12.2 million is attributable to the Approved Derivatives and $11.6 million is attributable to the Disputed Derivatives (and the distribution of the latter amount is also a subject of the litigation). Pioneer believes CRC is obligated to allocate that amount to the reduction of power costs at Pioneer's Henderson facility. However, the Approved Derivatives and the Disputed Derivatives that mature during 2003 and later years would, given current industry conditions, have a material adverse effect on Pioneer's cash flow if the derivatives are found to be Pioneer's obligation. Consequently, depending on future market movements in power costs, Pioneer's ability to resolve or significantly mitigate the current net derivative liability may be critical to Pioneer's ability to generate sufficient liquidity to meet all of its debt service and other obligations. The remaining $6.6 million included in the $18.8 million net receivable from CRC represents Pioneer's estimate of CRC's net proceeds from the settlement of the Approved Derivatives and Disputed Derivatives on their delivery dates during the nine months ended September 30, 2002 that has not been remitted to Pioneer.

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

    The information in the tables below presents the electricity futures and options positions outstanding ($ in thousands, except per megawatt hours ("mwh") amounts, and volumes in mwh), for Approved Derivatives and Disputed Derivatives for the periods presented.



                                                            SEPTEMBER 30, 2002                          DECEMBER 31, 2001
                                                 --------------------------------------     --------------------------------------
                                                    APPROVED               DISPUTED            APPROVED                DISPUTED
                                                 ---------------        ---------------     ---------------        ---------------
ELECTRICITY FUTURES CONTRACTS:
  Purchases:
     Contract volume (mwh)                                    --             10,190,429                  --             12,785,000
     Range of expirations (years)                             --           0.25 to 4.25                  --           0.25 to 5.00
     Weighted average years until expiration                  --                   3.36                  --                   3.41
     Weighted average contract price (per mwh)   $            --        $         54.41     $            --        $         59.38
     Notional amount                             $            --        $       554,456     $            --        $       759,210
     Weighted average fair value (per mwh)       $            --        $         34.27     $            --        $         31.00
                                                                                                                             31.00
     Unrealized loss                             $            --        $      (205,252)    $            --        $      (362,821)

  Sales:
     Contract volume (mwh)                                24,050              5,458,170             218,600              7,919,200
     Range of expirations (years)                           0.25           0.25 to 4.25        0.50 to 1.00           0.25 to 5.00
     Weighted average years until expiration                0.25                   2.84                0.72                   2.53
     Weighted average contract price (per mwh)   $         32.00        $         52.69     $         38.72        $         62.59
     Notional amount                             $           770        $       287,597     $         8,464        $       495,679
     Weighted average fair value (per mwh)       $         26.14        $         33.66     $         26.10        $         30.82
     Unrealized gain                             $           141        $       103,856     $         2,758        $       251,553

ELECTRICITY OPTION CONTRACTS:
  Put (purchase):
     Contract volume (mwh)                               521,900                     --             614,000                     --
     Notional amount                             $        26,095        $            --     $        30,700        $            --
     Years until expiration                                 4.25                     --                5.00                     --
     Strike price (per mwh)                      $         50.00        $            --     $         50.00        $            --
     Unrealized loss                             $        (6,346)       $            --     $       (13,375)       $            --

  Calls (sales):
     Contract volume (mwh)                                    --              4,164,600              61,600              4,534,200
     Notional amount                             $            --        $       210,204     $         3,080        $       246,549
     Range of expirations (years)                             --           3.00 to 4.00                0.25           0.25 to 4.00
     Weighted average years until expiration                  --                   3.21                0.25                   2.97
     Weighted average strike price (per mwh)     $            --        $         50.47     $         50.00        $         54.38
     Unrealized gain                             $            --        $        10,030     $           271        $        10,777
                                                 ---------------        ---------------     ---------------        ---------------

Total unrealized loss                            $        (6,205)       $       (91,366)    $       (10,346)       $      (100,491)
                                                 ===============        ===============     ===============        ===============

SUMMARY OF APPROVED AND DISPUTED DERIVATIVE ASSETS AND LIABILITIES


                                                 SEPTEMBER 30, 2002    DECEMBER 31, 2001
                                                 ------------------    -----------------
Current derivative asset                             $   57,320           $  178,028
Non-current derivative asset                             57,116               87,625
Current derivative liability                            (71,338)            (168,865)
Non-current derivative liability                       (140,669)            (207,625)
                                                     ----------           ----------
Net derivative liability                             $  (97,571)          $ (110,837)
                                                     ==========           ==========


4.  SUPPLEMENTAL CASH FLOW INFORMATION

       Net effect of changes in operating assets and liabilities is as follows:



                                                              SUCCESSOR            PREDECESSOR
                                                               COMPANY               COMPANY
                                                              --------------------------------
                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                              -------------------------------
                                                                 2002                 2001
                                                              ----------           ----------
Accounts receivable                                           $    4,917           $   (6,882)
Inventories                                                        3,042                1,975
Prepaid expenses and other current assets                          4,781                 (150)
Other assets                                                     (11,667)                (848)
Accounts payable                                                  (2,132)               1,096
Accrued liabilities                                               (3,756)              29,564
Other long-term liabilities                                         (917)                (367)
                                                              ----------           ----------
      Net change in operating assets and liabilities          $   (5,732)          $   24,388
                                                              ==========           ==========


    Non-cash financing activities:

    In connection with Pioneer's emergence from bankruptcy, Pioneer reached agreements with certain vendors regarding the repayment of amounts owed to those vendors whereby certain amounts will be repaid over several years. To reflect their long-term due dates, $2.4 million from accounts payable and $1.2 million from accrued liabilities were reclassified to long-term debt in September 2002. Corresponding reclassifications are reflected at December 31, 2001.

    On May 15, 2002, Pioneer converted $3.4 million of amounts owed to certain professionals for services provided during the bankruptcy proceedings into interest bearing promissory notes due July 1, 2003. The $3.4 million was reclassified from accrued liabilities to long-term debt.

    During the nine months ended September 30, 2001, in accordance with SOP 90-7, $12.4 million of unamortized debt issuance costs related to compromised debt was reclassified against the related debt balance in Pioneer's consolidated balance sheet.

    Following are supplemental disclosures of cash flow information:



                                                              SUCCESSOR            PREDECESSOR
                                                               COMPANY               COMPANY
                                                              --------------------------------
                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                              -------------------------------
                                                                 2002                 2001
                                                              ----------           ----------
Cash payments for:
   Interest                                                   $ 10,211               $ 2,846
   Income taxes                                                     --                   210

5.  INVENTORIES

    Inventories consist of the following:


                                                     SEPTEMBER 30,       DECEMBER 31,
                                                         2002               2001
                                                      ----------         -----------
Raw materials, supplies and parts                     $    5,760          $    9,281
Finished goods and work-in-process                         8,670               9,133
Inventories under exchange agreements                        738                (266)
                                                      ----------          ----------
                                                      $   15,168          $   18,148
                                                      ==========          ==========

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

    Pioneer relies on indemnification from the previous owners in connection with certain environmental liabilities at its chlor-alkali plants and other facilities. There can be no assurance, however, that such indemnification arrangements will be adequate to protect Pioneer from environmental liabilities at these sites or that such third parties will perform their obligations under the respective indemnification arrangements. If the arrangements are not adequate or the obligations are not met, Pioneer would be required to incur significant expenses for environmental liabilities, which could have a material adverse effect on Pioneer.

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

7.   LONG-TERM DEBT

    Long-term debt consisted of the following:


                                                                                         SEPTEMBER 30,         DECEMBER 31,
                                                                                             2002                 2001
                                                                                         -------------         ------------
Senior Secured Debt:
   Senior Secured Floating Rate Guaranteed Notes, due December 2006; variable
      interest rates based on the three-month LIBOR rate plus 3.5% ....................   $   45,422           $   45,422
   Senior Floating Rate Term Notes, due December 2006; variable
      interest rates based on the three-month LIBOR rate plus 3.5% ....................        4,578                4,578
   10% Senior Secured Guaranteed Notes, due December 2008 .............................      150,000              150,000
   Revolving credit facility; variable interest rates based on U.S.
      prime rate plus a margin ranging from 2.75% to 3.50% ............................       10,710                   --
Other debt:
   DIP facility; variable interest rates based on U.S. prime rate plus
       1/2% and Canadian prime rate plus 1 1/4% .......................................           --                6,663
   Promissory notes for bankruptcy related professional fees due
     July 1, 2003; variable interest based on the three-month LIBOR
     rate plus 3.5% ...................................................................        3,428                   --
   Unsecured, non-interest-bearing, long-term debt, denominated in
      Canadian dollars (amounts below are in Canadian dollars), original face value of $5.5 million, payable in five annual installments of $1.0 million and a final payment of $0.5 million, beginning January 10, 2002, with an effective interest rate of 8.25%, net of unamortized discount of $0.7
      million at September 30, 2002 ...................................................        2,408                2,881
   Other notes and instruments; maturing in various years through
      2014, with various installments, at various interest rates ......................        6,608                7,469
                                                                                          ----------           ----------
          Total .......................................................................      223,154              217,013
Current maturities of long-term debt ..................................................      (15,698)              (8,312)
                                                                                          ----------           ----------
          Long-term debt, less current maturities .....................................   $  207,456           $  208,701
                                                                                          ==========           ==========

    Upon emergence from bankruptcy, senior secured debt outstanding under various debt instruments consisted of the Senior Guaranteed Notes, the Senior Floating Notes, the 10% Senior Secured Notes and the Revolver which was used shortly after Pioneer's emergence from bankruptcy to replace $6.7 million of debtor-in-possession financing which was outstanding as of December 31, 2001. In addition, at September 30, 2002 Pioneer had $3.4 million of promissory notes outstanding related to fees owed to professionals for services they provided during the bankruptcy proceedings. Pioneer also reclassified $2.4 million from accounts payable to long-term debt related to an unsecured, non-interest bearing instrument payable to a critical vendor for the settlement of pre-petition amounts owed to that vendor. The instrument includes a covenant which allows the vendor to demand immediate repayment, and begin charging interest at a rate of 9.3% if Pioneer's liquidity falls below $5 million (Canadian dollars). In addition, Pioneer has $6.6 million of other debt outstanding, comprised of notes maturing in various years through 2014, which includes $1.2 million that was reclassified from accrued liabilities related to a pre-petition obligation that will be repaid over several years. Because the Revolver requires a lock-box arrangement and contains a clause which allows the lender to refuse to fund further advances in the event of a material adverse change in Pioneer's business, the Revolver must be classified as current debt.

    The Revolver provides for revolving loans in an aggregate amount up to $30 million, subject to borrowing base limitations related to the level of accounts receivable, inventory and reserves. The Revolver is secured by accounts receivable and inventory. The Revolver provides for up to an additional $20 million of availability in the event of successful syndication of additional credit to one or more lenders acceptable to the lender, but it is not anticipated that such syndication efforts will be successful in the near future.

    Borrowings under the Revolver are available through December 31, 2004 so long as no default exists and all conditions to borrowings are met. Borrowings under the Revolver accrue interest determined on the basis of the prime rate plus a margin. Pioneer incurs a fee on the unused amount of the facility at a rate of .375% per year.

    Note 2 includes a discussion of the financial covenants included in the Revolver, and Pioneer's compliance with those covenants.

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

    Pioneer may prepay amounts owed on the Senior Guaranteed Notes and the Senior Floating Notes in minimum amounts of $1,000,000 or more, and Pioneer may, at its option, terminate the Revolver. If the Revolver is terminated early, there will be a premium due that ranges from 1% to 3% of $50 million, depending upon the termination date. On or after December 31, 2005, Pioneer may redeem some or all of the 10% Senior Secured Notes by paying the holders a percentage ranging from 100% to 105% (depending on the year of redemption) of the stated principal amount plus accrued and unpaid interest to the redemption date.

    The obligations under the Revolver are secured by liens on Pioneer's accounts receivable and inventory, and the obligations under the Senior Notes are secured by liens on substantially all of Pioneer's other assets, with the exception of certain assets that secure the obligations outstanding under certain other long-term liabilities.

    The debt agreements contain covenants requiring Pioneer to meet minimum liquidity levels and limiting Pioneer's ability to, among other things, incur additional indebtedness, prepay or modify debt instruments, grant additional liens, guarantee any obligations, sell assets, engage in another type of business or suspend or terminate a substantial portion of business, declare or pay dividends, make investments, make capital expenditures in excess of certain amounts, or make use of the proceeds of borrowings for purposes other than those specified in the agreements. The new agreements also include customary events of default, including a change of control under the Revolver. Borrowings under the Revolver will generally be available subject to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default.

    On September 30, 2002, the borrowing base under the Revolver was $30.0 million. Borrowing availability after borrowings and letters of credit was $15.2 million, and net liquidity (consisting of cash and borrowing availability) was $21.2 million.

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

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2002
(IN THOUSANDS)

                                                                  PCI           PIONEER      OTHER                      PIONEER
                                                    PCI          CANADA        AMERICAS    GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                                 ---------      ---------      ---------   ----------    ------------  ------------
                 ASSETS
Current assets:
  Cash and cash equivalents ..................   $      --      $   2,309      $   3,560    $     142     $      --     $   6,011
  Accounts receivable, net ...................          --          8,919         27,764           --            --        36,683
  Inventories ................................          --          5,733          9,435           --            --        15,168
  Current derivative asset ...................          --             --         57,320           --            --        57,320
  Prepaid expenses and other
   current assets ............................         657          2,502            220           --            --         3,379
                                                 ---------      ---------      ---------    ---------     ---------     ---------
         Total current assets ................         657         19,463         98,299          142            --       118,561
Property, plant and equipment, net ...........          --        124,065        135,614        1,528            --       261,207
Other assets .................................          --             --         23,439           --            --        23,439
Intercompany receivable ......................          --         67,805             --       54,602      (122,407)           --
Investment in subsidiaries ...................      23,024             --             --           --       (23,024)           --
Non-current derivative asset .................          --             --         57,116           --            --        57,116
Excess reorganization value over the
   fair value of identifiable assets .........          --         84,064             --           --            --        84,064
                                                 ---------      ---------      ---------    ---------     ---------     ---------
         Total assets ........................   $  23,681      $ 295,397      $ 314,468    $  56,272     $(145,431)    $ 544,387
                                                 =========      =========      =========    =========     =========     =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
           (DEFICIENCY IN ASSETS)

Current liabilities:
  Accounts payable ...........................   $      --      $   7,513      $   7,866    $      35             $     $  15,414
  Accrued liabilities ........................          --          9,162         15,079           --            --        24,241
  Current derivative liability ...............          --             --         71,338           --            --        71,338
  Current portion of long-term debt ..........          --            630         15,041           27            --        15,698
                                                 ---------      ---------      ---------    ---------     ---------     ---------
         Total current liabilities ...........          --         17,305        109,324           62            --       126,691
Long-term debt, less current portion .........          --        151,778         55,582           96            --       207,456
Investment in subsidiary .....................          --        127,839             --           --      (127,839)           --
Intercompany payable .........................       6,673             --        115,734           --      (122,407)           --
Accrued pension and other employee benefits ..          --          8,870         11,239           --            --        20,109
Non-current derivative liability .............          --             --        140,669           --            --       140,669
Other long-term liabilities ..................          --         20,173          9,759        2,522            --        32,454
Stockholders' equity (deficiency in assets) ..      17,008        (30,568)      (127,839)      53,592       104,815        17,008
                                                 ---------      ---------      ---------    ---------     ---------     ---------
         Total liabilities and stockholders'
            equity (deficiency in assets) ....   $  23,681      $ 295,397      $ 314,468    $  56,272     $(145,431)    $ 544,387
                                                 =========      =========      =========    =========     =========     =========

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2001
(IN THOUSANDS)



                                                               PCI         PIONEER         OTHER                         PIONEER
                                                PCI          CANADA        AMERICAS      GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                             ----------    ----------     ----------     ----------     ----------      ----------
            ASSETS

Current assets:
  Cash and cash equivalents ..............   $       --    $    1,950     $    1,674     $       --     $       --      $    3,624
  Accounts receivable, net ...............           --         8,889         32,561            118             --          41,568
  Inventories ............................           --         6,320         11,828             --             --          18,148
  Current derivative asset ...............           --            --        178,028             --             --         178,028
  Prepaid expenses and other
    current assets .......................        2,202         3,138            582             --             --           5,922
                                             ----------    ----------     ----------     ----------     ----------      ----------
         Total current assets ............        2,202        20,297        224,673            118             --         247,290
Property, plant and equipment, net .......           --       132,726        141,863          1,528             --         276,117
Other assets, net ........................           --            --         11,816             --             --          11,816
Intercompany receivable ..................           --        68,984             --         54,040       (123,024)             --
Investment in subsidiaries ...............       16,188            --             --             --        (16,188)             --
Non-current derivative asset .............           --            --         87,625             --             --          87,625
Excess reorganization value over
    the fair value of identifiable
    assets ...............................           --        84,064             --             --             --          84,064
                                             ----------    ----------     ----------     ----------     ----------      ----------
         Total assets ....................   $   18,390    $  306,071     $  465,977     $   55,686     $ (139,212)     $  706,912
                                             ==========    ==========     ==========     ==========     ==========      ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY
            (DEFICIENCY IN ASSETS)

Current liabilities:
  Accounts payable .......................   $       --    $    8,311     $   12,458     $        6     $       --      $   20,775
  Accrued liabilities ....................           --        14,760         19,386             --             --          34,146
  Current derivative liability ...........           --            --        168,865             --             --         168,865
  Current portion of long-term debt ......           --         6,402          1,883             27             --           8,312
                                             ----------    ----------     ----------     ----------     ----------      ----------
         Total current liabilities .......           --        29,473        202,592             33             --         232,098
Long-term debt, less current portion .....           --       152,253         56,331            117             --         208,701
Investment in subsidiary .................           --       139,311             --             --       (139,311)             --
Intercompany payable .....................        7,863            --        115,160             --       (123,023)             --
Accrued pension and other
    employee benefits ....................           --         8,378         12,889             --             --          21,267
Non-current derivative liability .........           --            --        207,625             --             --         207,625
Other long-term liabilities ..............           --        14,675         10,691          1,328             --          26,694
Stockholders' equity
    (deficiency in assets) ...............       10,527       (38,019)      (139,311)        54,208        123,122          10,527
                                             ----------    ----------     ----------     ----------     ----------      ----------
       Total liabilities and
            stockholders' equity
            (deficiency in assets) .......   $   18,390    $  306,071     $  465,977     $   55,686     $ (139,212)     $  706,912
                                             ==========    ==========     ==========     ==========     ==========      ==========




CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS -
SUCCESSOR COMPANY
THREE MONTHS ENDED SEPTEMBER 30, 2002
(IN THOUSANDS)


                                                             PCI         PIONEER        OTHER                         PIONEER
                                              PCI           CANADA       AMERICAS     GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                            --------       --------     ----------    ----------    ------------    ------------
Revenues..................................  $     --       $ 37,294     $ 66,930      $     --       $(17,645)       $ 86,579
Cost of sales.............................        --        (33,092)     (47,474)         (734)        17,645         (63,655)
                                            --------       --------     --------      --------       --------        --------
Gross profit (loss).......................        --          4,202       19,456          (734)            --          22,924
Selling, general and
    administrative expenses...............      (148)        (1,819)      (3,625)           (7)            --          (5,599)
Change in fair value of
    derivatives...........................        --             --       (9,782)           --             --          (9,782)
Asset impairment and other charges........        --            128       (1,381)           --             --          (1,253)
                                            --------       --------     --------      --------       --------        --------
Operating income (loss)...................      (148)         2,511        4,668          (741)            --           6,290
Interest expense, net.....................        --         (3,876)        (608)           (3)            --          (4,487)
Other income (expense), net...............        --          2,954         (830)            2             --           2,126
                                            --------       --------     --------      --------       --------        --------
Income (loss) before income taxes.........      (148)         1,589        3,230          (742)            --           3,929
Income tax (expense) benefit..............        --           (656)          --            --             --            (656)
                                            --------       --------     --------      --------       --------        --------
Net income (loss) before equity
    in earnings of subsidiary.............      (148)           933        3,230          (742)            --           3,273
Equity in net earnings
    (loss) of subsidiary..................     3,421          3,230           --            --         (6,651)             --
                                            --------       --------     --------      --------       --------        --------
Net income (loss).........................  $  3,273       $  4,163     $  3,230      $   (742)      $ (6,651)       $  3,273
                                            ========       ========     ========      ========       ========        ========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS -
PREDECESSOR COMPANY
THREE MONTHS ENDED SEPTEMBER 30, 2001
(IN THOUSANDS)


                                                               PCI          PIONEER        OTHER                        PIONEER
                                               PCI           CANADA         AMERICAS     GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                             ---------      ---------      ---------     ----------    ------------   ------------
Revenues...................................  $      --      $  42,376      $  71,546      $      --      $ (20,619)     $  93,303
Cost of sales..............................         --        (33,060)       (67,429)            (4)        20,619        (79,874)
                                             ---------      ---------      ---------      ---------      ---------      ---------
Gross profit (loss)........................         --          9,316          4,117             (4)            --         13,429
Selling, general and
    administrative expenses................        (16)        (2,254)        (7,707)          (115)            --        (10,092)
Change in fair value of derivatives........         --             --        (63,377)            --             --        (63,377)
Asset impairment and other charges.........         --           (318)        (2,050)            --             --         (2,368)
                                             ---------      ---------      ---------      ---------      ---------      ---------
Operating income (loss)....................        (16)         6,744        (69,017)          (119)            --        (62,408)
Interest income (expense), net.............        (74)        (1,527)        (3,577)             8             --         (5,170)
Reorganization items.......................         --           (217)        (1,680)            --             --         (1,897)
Other income (expense), net................         --            520           (222)           109             --            407
                                             ---------      ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes..........        (90)         5,520        (74,496)            (2)            --        (69,068)
Income tax expense.........................         --         (2,591)          (221)            --             --         (2,812)
                                             ---------      ---------      ---------      ---------      ---------      ---------
Net income (loss) before equity
    in earnings of subsidiary..............        (90)         2,929        (74,717)            (2)            --        (71,880)
Equity in net loss of subsidiary...........    (71,790)       (74,652)            --             --        146,442             --
                                             ---------      ---------      ---------      ---------      ---------      ---------
Net income (loss)..........................  $ (71,880)     $ (71,723)     $ (74,717)     $      (2)     $ 146,442      $ (71,880)
                                             =========      =========      =========      =========      =========      =========


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS -
SUCCESSOR COMPANY
NINE MONTHS ENDED SEPTEMBER 30, 2002
(IN THOUSANDS)

                                                              PCI          PIONEER         OTHER                        PIONEER
                                               PCI           CANADA        AMERICAS      GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                             ---------      ---------      ---------     ----------    ------------   ------------
Revenues .................................   $      --      $ 104,180      $ 173,783      $      --      $ (45,344)     $ 232,619
Cost of sales ............................          --        (96,490)      (156,672)          (732)        45,344       (208,550)
                                             ---------      ---------      ---------      ---------      ---------      ---------
Gross profit (loss) ......................          --          7,690         17,111           (732)            --         24,069
Selling, general and
    administrative expenses ..............        (354)        (4,914)       (11,634)            74             --        (16,828)
Change in fair value of derivatives ......          --             --         13,266             --             --         13,266
Asset impairment and other charges .......          --           (135)        (4,209)            --             --         (4,344)
                                             ---------      ---------      ---------      ---------      ---------      ---------
Operating income (loss) ..................        (354)         2,641         14,534           (658)            --         16,163
Interest income (expense), net ...........          --        (11,372)        (2,702)             4             --        (14,070)
Other income (expense), net ..............          --          1,912           (360)            37             --          1,589
                                             ---------      ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes ........        (354)        (6,819)        11,472           (617)            --          3,682
Income tax benefit .......................          --          2,799             --             --             --          2,799
                                             ---------      ---------      ---------      ---------      ---------      ---------
Net income (loss) before equity
    in earnings of subsidiary ............        (354)        (4,020)        11,472           (617)            --          6,481
Equity in net earnings of subsidiary .....       6,835         11,472             --             --        (18,307)            --
                                             ---------      ---------      ---------      ---------      ---------      ---------
Net income (loss) ........................   $   6,481      $   7,452      $  11,472      $    (617)     $ (18,307)     $   6,481
                                             =========      =========      =========      =========      =========      =========


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS -
PREDECESSOR COMPANY
NINE MONTHS ENDED SEPTEMBER 30, 2001
(IN THOUSANDS)


                                                              PCI          PIONEER         OTHER                        PIONEER
                                               PCI           CANADA        AMERICAS      GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                             ---------      ---------      ---------     ----------    ------------   ------------
Revenues .................................   $      --      $ 131,218      $ 231,177      $      18      $ (64,465)     $ 297,948
Cost of sales ............................          --       (101,758)      (224,052)            (6)        64,875       (260,941)
                                             ---------      ---------      ---------      ---------      ---------      ---------
Gross profit .............................          --         29,460          7,125             12            410         37,007
Selling, general and
    administrative expenses ..............        (140)        (7,668)       (22,464)          (189)            --        (30,461)
Change in fair value of derivatives ......          --             --        (93,140)            --             --        (93,140)
Asset impairment and other charges .......          --         (1,622)        (7,598)            --             --         (9,220)
                                             ---------      ---------      ---------      ---------      ---------      ---------
Operating income (loss) ..................        (140)        20,170       (116,077)          (177)           410        (95,814)
Interest income (expense), net ...........        (514)       (10,278)       (24,780)            89             --        (35,483)
Reorganization items .....................          --           (217)        (1,680)            --             --         (1,897)
Other income, net ........................          --            640            159            440             --          1,239
                                             ---------      ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes ........        (654)        10,315       (142,378)           352            410       (131,955)
Income tax (expense) benefit .............          --         (4,766)          (221)            --             --         (4,987)
                                             ---------      ---------      ---------      ---------      ---------      ---------
Net income (loss) before equity
    in earnings of subsidiary ............        (654)         5,549       (142,599)           352            410       (136,942)
Equity in net loss of subsidiary .........    (136,288)      (142,599)            --             --        278,887             --
                                             ---------      ---------      ---------      ---------      ---------      ---------
Net income (loss) ........................   $(136,942)     $(137,050)     $(142,599)     $     352      $ 279,297      $(136,942)
                                             =========      =========      =========      =========      =========      =========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS -
SUCCESSOR COMPANY
NINE MONTHS ENDED SEPTEMBER 30, 2002
(IN THOUSANDS)

                                                                        PCI            PIONEER           OTHER           PIONEER
                                                          PCI          CANADA          AMERICAS        GUARANTORS      CONSOLIDATED
                                                       ---------     -----------      -----------      ----------      -----------
Cash flows from operating activities:
  Net cash flows from operating activities ..........  $      --     $     6,224      $    (3,890)     $      163      $     2,497
                                                       ---------     -----------      -----------      ----------      -----------

Cash flows from investing activities:
  Capital expenditures ..............................         --          (1,759)          (3,206)             --           (4,965)
  Proceeds received from disposals of assets ........         --           2,047               --              --            2,047
                                                       ---------     -----------      -----------      ----------      -----------
          Net cash flows from investing activities ..         --             288           (3,206)             --           (2,918)
                                                       ---------     -----------      -----------      ----------      -----------

Cash flows from financing activities:
  Debtor-in-possession credit facility, net .........         --          (5,774)            (889)             --           (6,663)
  Net proceeds under revolving credit arrangements ..         --              --           10,710              --           10,710
  Payments on long-term debt ........................         --            (628)            (839)            (21)          (1,488)
                                                       ---------     -----------      -----------      ----------      -----------
          Net cash flows from financing activities ..         --          (6,402)           8,982             (21)           2,559
                                                       ---------     -----------      -----------      ----------      -----------

Effect of exchange rate changes on cash .............         --             249               --              --              249
                                                       ---------     -----------      -----------      ----------      -----------

Net change in cash and cash equivalents .............         --             359            1,886             142            2,387
Cash and cash equivalents at beginning of period ....         --           1,950            1,674              --            3,624
                                                       ---------     -----------      -----------      ----------      -----------
Cash and cash equivalents at end of period ..........  $      --     $     2,309      $     3,560      $      142      $     6,011
                                                       =========     ===========      ===========      ==========      ===========





CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS -
PREDECESSOR COMPANY
NINE MONTHS ENDED SEPTEMBER 30, 2001
(IN THOUSANDS)

                                                                             PCI           PIONEER         OTHER         PIONEER
                                                               PCI          CANADA         AMERICAS      GUARANTORS    CONSOLIDATED
                                                            ---------      ---------      -----------    ----------    -----------
Cash flows from operating activities:
Net cash flows from operating activities ...............    $    (668)     $   5,071      $  16,127      $    (343)     $  20,187
                                                            ---------      ---------      ---------      ---------      ---------

Cash flows from investing activities:
  Capital expenditures .................................           --         (2,702)        (5,591)            --         (8,293)
  Proceeds received from disposal of assets ............           --             --            119             --            119
                                                            ---------      ---------      ---------      ---------      ---------
          Net cash flows from investing activities .....           --         (2,702)        (5,472)            --         (8,174)
                                                            ---------      ---------      ---------      ---------      ---------

Cash flows from financing activities:
  Debtor-in-possession credit facility, net ............           --          7,940          3,840             --         11,780
  Net repayments under revolving credit arrangements ...           --        (11,422)       (16,159)            --        (27,581)
  Payments on long-term debt ...........................           --             --           (493)           (21)          (514)
                                                            ---------      ---------      ---------      ---------      ---------
          Net cash flows from financing activities .....           --         (3,482)       (12,812)           (21)       (16,315)
                                                            ---------      ---------      ---------      ---------      ---------

Effect of exchange rate changes on cash ................           --           (534)            --             --           (534)
                                                            ---------      ---------      ---------      ---------      ---------

Net change in cash and cash equivalents ................         (668)        (1,647)        (2,157)          (364)        (4,836)
Cash and cash equivalents at beginning of period .......          668          3,753          1,142            372          5,935
                                                            ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period .............    $      --      $   2,106      $  (1,015)     $       8      $   1,099
                                                            =========      =========      =========      =========      =========


9. ASSET IMPAIRMENT AND OTHER CHARGES

    In March 2002, Pioneer idled the Tacoma plant due to poor market conditions. The idling of the Tacoma plant resulted in the termination of 84 employees, all of whom were terminated prior to June 30, 2002, and for whom $1.9 million of severance expense was recorded during the quarter ended March 31, 2002. Substantially all of the accrued severance was paid out during the nine months ended September 30, 2002. The remaining $2.4 million of asset impairment and other charges recorded during the nine months ended September 30, 2002 was primarily comprised of $0.7 million of exit costs related to idling the Tacoma plant, $0.4 million related to staff reductions at the Cornwall plant, $0.6 million of executive severance and $0.5 million of legal expense related to the Pioneer's emergence from bankruptcy.

    Other charges for the nine months ended September 30, 2001 of $9.2 million were primarily comprised of severance expense and professional fees related to Pioneer's reorganization.

10. EARNINGS (LOSS) PER SHARE

    Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share considers, in addition to the above, the dilutive effect of potentially issuable common shares during the period.

Computational amounts for earnings (loss) per share are as follows:


                                                             SUCCESSOR  PREDECESSOR     SUCCESSOR   PREDECESSOR
                                                              COMPANY     COMPANY        COMPANY      COMPANY
                                                             ---------  -----------     ----------------------
                                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                             ----------------------     ----------------------
                                                               2002          2001         2002         2001
                                                             ---------    ---------     ---------    ---------
Net income (loss)                                            $   3,273    $ (71,880)    $   6,481    $(136,942)
                                                             =========    =========     =========    =========

Basic earnings (loss) per share:
     Weighted average number of common shares outstanding       10,000       11,538        10,000       11,538
                                                             =========    =========     =========    =========
     Net earnings (loss) per share                           $    0.33    $   (6.23)    $    0.65    $  (11.87)
                                                             =========    =========     =========    =========

Diluted earnings (loss) per share:
     Weighted average number of common shares outstanding       10,070       11,538        10,000       11,538
                                                             =========    =========     =========    =========
     Net earnings (loss) per share                           $    0.33    $   (6.23)    $    0.65    $  (11.87)
                                                             =========    =========     =========    =========


     Earnings per share for the nine months ended September 30, 2002 were not affected by outstanding options to acquire 0.7 million shares of common stock because the exercise price of those options was greater than the average market price of Pioneer's common stock during that period. Loss per share for the predecessor company for the three months and nine months ended September 30, 2001 was not affected by outstanding options to acquire 1.4 million shares of common stock because their effect was anti-dilutive and the exercise prices of those options were greater than the average market price of Pioneer's common stock.

11. RECENT ACCOUNTING PRONOUNCEMENTS

     Effective December 31, 2001, Pioneer adopted SFAS 142. SFAS 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but must be tested for impairment annually, or more frequently if circumstances indicate potential impairment. For the three months and nine months ended September 30, 2001, the net loss, excluding goodwill amortization expense, would have been $69.7 million and $130.4 million, respectively, and basic and diluted loss per share, excluding goodwill amortization expense, would have been $6.04 and $11.30, respectively.

     In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 eliminates SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," and allows for only those gains or losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS 145 also amends SFAS 13, "Accounting for Leases," to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002; the provisions of this statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002; and all other provisions of this statement are effective for financial statements issued on or after May 15, 2002. Pioneer does not expect the adoption of SFAS 145 to have a material impact on its financial position, results of operations or cash flows.

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


EMERGENCE FROM BANKRUPTCY

     Pioneer's financial results have been affected by its emergence from bankruptcy on December 31, 2001. The consolidated balance sheet information at December 31, 2001 and September 30, 2002, and the consolidated statements of operations for the three and nine months ended September 30, 2002, and the consolidated statement of cash flows for the nine months ended September 30, 2002 reflect results after the consummation of Pioneer's plan of reorganization and the application of the principles of fresh start accounting in accordance with the provisions in the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Pioneer before and Pioneer after adopting fresh start accounting are different reporting entities, and Pioneer's consolidated financial statements have not been prepared on the same basis and are not comparable.

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

     Pioneer has recorded a net liability of $97.6 million at September 30, 2002 with respect to various derivative positions executed by CRC purportedly for Pioneer's benefit under the supplemental supply arrangements with CRC. The derivative positions consist of contracts for the forward purchase and sale of electricity as well as put and call options that have been written for electric power. While a portion of the net liability relating to the derivative positions, in the amount of $6.2 million at September 30, 2002, relates to transactions specifically approved by Pioneer pursuant to the procedures established by a pre-existing agreement with CRC (the "Approved Derivatives"), Pioneer is disputing CRC's contention that the other derivatives (the "Disputed Derivatives") with an additional net liability at September 30, 2002 of $91.4 million are its responsibility. All $97.6 million of such net liability is reflected in Pioneer's September 30, 2002 balance sheet, but the outcome of the dispute with respect to the $91.4 million net liability as of September 30, 2002 is in doubt. CRC has further contended that other contracts (the "Rejected Derivatives") reflecting an additional net liability of $38.1 million as of September 30, 2002, are Pioneer's responsibility although CRC has not provided Pioneer any documentation of any relationship of those contracts to Pioneer. Pioneer has not recorded any net liability with respect to the Rejected Derivatives, and CRC's contention that Pioneer has any liability with respect to those derivatives is being contested.

     Efforts to resolve the dispute as to the Disputed Derivatives and the Rejected Derivatives have not been successful, and on July 9, 2002, CRC was served with a complaint filed on June 11, 2002, by Pioneer in the District Court of Harris County, Texas. Pioneer sought a declaratory judgment that it is not liable for the Disputed Derivatives or the Rejected Derivatives. On October 10, 2002, the District Court ruled that it did not have jurisdiction over the dispute, and Pioneer has filed a notice of appeal with respect to that decision. On July 9, 2002, CRC filed a lawsuit in the U.S. District Court for the District of Nevada against Pioneer and each of the parties to the derivative contracts that were entered into by CRC. CRC seeks the court's determination as to the proper disposition of cash in the amount of approximately $34.7 million that it had accumulated as of June 30 , 2002 in its accounts from its trading in derivatives and the power it has committed to purchase or sell. CRC also seeks specific performance by Pioneer of the contracts with CRC and unspecified damages. Pioneer intends to vigorously litigate these matters.

     On July 11, 2002, Pioneer received a notice from CRC stating that on July 1, 2002, CRC had adopted regulations applicable to its industrial customers which, if implemented, would have required Pioneer to post a bond or other security deposit in an initial amount of approximately $2.1 million to secure its contractual obligations to CRC. CRC also adopted regulations that purport to unilaterally add additional terms to the contractual relationship between CRC and Pioneer, including a provision that purports to give CRC the right to cease providing hydropower in certain circumstances. Pioneer filed a lawsuit in Nevada state court contesting the application of such regulations. On August 30, 2002, the Nevada state court entered a temporary restraining order, preventing the application of the regulations and the imposition of the collateral requirement, and requiring Pioneer to post a $0.5 million security bond. At a hearing on November 6, 2002, the court granted Pioneer's motion for the entry of a preliminary injunction against the application of the regulations and the imposition of the collateral requirement, and increased the security bond requirement by $0.3 million. If after further proceedings a collateral requirement is imposed and if Pioneer is unable to meet it, CRC might cease to provide supplemental power to the Henderson facility and Pioneer would not be able to operate the facility.

     Pioneer records estimated realized income and expense related to fulfilling or settling the obligations that may arise with respect to the Approved Derivatives and Disputed Derivatives as a component of cost of sales. Pioneer has recorded in "Other Assets" a net receivable from CRC of $18.8 million at September 30, 2002. The net receivable includes $12.2 million of cash that CRC has collected in the form of premiums related to options that expired prior to September 30, 2002 but has not remitted to Pioneer. A total of $0.6 million of the $12.2 million is attributable to the Approved Derivatives and $11.6 million is attributable to the Disputed Derivatives (and the distribution of the latter amount is also a subject of the litigation). Pioneer believes CRC is obligated to allocate that amount to the reduction of power costs at Pioneer's Henderson facility. However, the Approved Derivatives and the Disputed Derivatives that mature during 2003 and later years would, given current industry conditions, have a material adverse effect on Pioneer's cash flow if the derivatives are found to be Pioneer's obligation. The remaining $6.6 million included in the $18.8 million net receivable from CRC represents Pioneer's estimate of CRC's net proceeds from the settlement of the Approved Derivatives and Disputed Derivatives on their delivery dates during the nine months ended September 30, 2002, that have not been remitted to Pioneer.

     While the amount of any actual cash flow effect from the derivative positions will be determined by electricity prices at the time, based on future price estimates as of September 30, 2002, the cost of the derivative positions during the years from 2003 to 2006, considered without regard to other factors, could range from $18.5 million in 2004 to as high as $28.7 million in 2005. Consequently, depending on future market improvements in power costs, Pioneer's ability to resolve or significantly mitigate the current net derivative liability may be critical to Pioneer's ability to generate sufficient liquidity to meet all of its debt service and other obligations. The costs stated do not reflect the fact that in the absence of any costs attributable to derivative contracts, the Henderson facility will in any event have power needs that must be met through the purchase of supplemental power, although the amounts of power that would be provided under the Approved Derivatives and the Disputed Derivatives would substantially exceed the power needs of the Henderson plant. A portion of those needs are currently being met by two forward purchases arranged by CRC, which are not accounted for as derivative transactions because Pioneer has designated them as purchases in the normal course of business. Had these two forward purchase contracts been accounted for as derivative transactions, they would have resulted in a net unrealized loss to Pioneer of $18.7 million at September 30, 2002.

     If it is determined that Pioneer bears a contractual obligation with respect to the Disputed Derivatives and the Rejected Derivatives, the failure or inability to satisfy or mitigate it may result in Pioneer's having to significantly restructure its indebtedness, of which there can be no assurance and which currently would be unlikely, or having to seek protection under Chapter 11 of the U.S. Bankruptcy Code and under Canada's Companies Creditors' Arrangement Act.

     The information set forth above with respect to the derivative contracts provides an incomplete analysis of current and future electric power costs relating to the Henderson facility, since a long-term hydropower contract allows Pioneer to purchase approximately 50% of the Henderson facility's power requirements at favorable rates. Since the contract is not a derivative and the power purchased under the contract cannot be resold by Pioneer at market rates, the fair market value of the hydropower contract has not been recorded by Pioneer in its financial statements. However, employing the same valuation methodology to the hydropower contract as to the derivatives, the contract would have a value to Pioneer of approximately $62.6 million at September 30, 2002.

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

     With respect to the Approved Derivatives and the Disputed Derivatives, Pioneer accounts for the derivatives based upon the fair value accounting methods prescribed by Statement of Financial Accounting Standard 133, "Accounting For Derivative Instruments and Hedging Activities," as interpreted and amended ("SFAS 133"). SFAS 133 requires that Pioneer determine the fair value of the instruments in Pioneer's portfolios of Approved Derivatives and Disputed Derivatives and reflect them in its balance sheet at their fair values. Changes in the fair value from period to period for the Approved Derivatives and the Disputed Derivatives are recorded in Pioneer's income statement each period. One of the primary factors that can have an impact on

Pioneer's results each period is the price assumptions used to value the derivative instruments. Some of these instruments have quoted market prices. However, Pioneer is required to use valuation techniques or models to estimate the fair value of instruments that are not traded on an active exchange or that have terms that extend beyond the time period for which exchange-based quotes are available. These modeling techniques require estimates of future prices, price correlation, interest rates and market volatility and liquidity. The estimates also reflect modeling risk, credit risk of the transaction counterparties and operational risk. The amounts Pioneer reports in its financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond Pioneer's control. Additional information on the Approved Derivatives and the Disputed Derivatives appears in Note 3 to the consolidated financial statements and Item 3 - Quantitative and Qualitative Disclosures about Market Risk.

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

     The Senior Secured Debt requires payments of interest in cash and contains various covenants including a financial covenant in the Revolver (which if violated will create a default under the cross-default provisions of the Senior Notes), which obligates Pioneer to comply with certain cash flow requirements. The interest payment requirements of the Senior Secured Debt and the financial covenant in the Revolver were originally set at levels based on financial projections prepared in connection with the plan of reorganization and did not accommodate significant downward variations in operating results. The plan of reorganization and the related financial projections were predicated on expectations that the chlorine and caustic soda markets would experience a modest decline in early 2002 followed by improving market conditions from the historic lows experienced in the last few years. Those market improvements, along with the reduced debt levels resulting from the reorganization, were expected to return Pioneer to a more sound financial basis. During the first half of 2002, however, the chlorine and caustic soda markets did not attain the levels included in the projections prepared in connection with the plan of reorganization. The average ECU netback during the first six months of 2002 was $230, significantly less than the ECU price projected in connection with the plan of reorganization.

     The low ECU netback experienced during the first half of 2002 created liquidity that was significantly less than that which would have resulted from the projections prepared in connection with the plan of reorganization, and Pioneer responded by cutting costs and reducing expenditures, including idling manufacturing capacity and laying off operating and administrative employees. With the increase in ECU netback that has occurred in the third quarter, Pioneer's 2002 ECU netback has averaged $255 for the nine months ended September 30, 2002. However, the average ECU netback for 2002 is expected to fall short of the $300 average ECU netback projected for 2002 in connection with the plan of reorganization. The ECU netback may also fall short of the level anticipated in connection with the amendments to the Revolver. As a result,

Pioneer could fail to meet the required Lender-Defined EBITDA (defined below) in the fourth quarter. Unless product prices continue to improve, Pioneer may not have the liquidity necessary to meet all of its debt service and other obligations next year, and may be unable to satisfy the financial covenants in the Revolver. The amount of liquidity ultimately needed by Pioneer to meet all of its obligations going forward will depend on a number of factors, some of which are uncertain, including particularly the resolution of Pioneer's derivatives dispute with CRC.

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

     An important element in Pioneer's liquidity is the availability of borrowings under the Revolver. Subject to borrowing base limitations, borrowings and repayments are made on a daily basis as circumstances warrant. On September 30, 2002, Pioneer had cash of approximately $6.0 million and borrowings under the Revolver were $10.7 million. On September 30, 2002, the borrowing base under the Revolver was $30.0 million. Borrowing availability after borrowings and letters of credit was $15.2 million, and net liquidity (consisting of cash and borrowing availability) was $21.2 million.

     In addition to ordinary business expenses, Pioneer has obligations for interest on its debt, which, based on interest rates in effect on September 30, 2002 (and after giving effect to the increases in the interest rate payable on borrowings under the Revolver discussed below), is approximately $19.4 million per year (although to the extent that Pioneer draws additional funds under the Revolver, the aggregate interest expense would increase). On September 30, 2002, Pioneer also had approximately $5.0 million payable under critical vendor settlement agreements.

     Pioneer amended its Revolver in April 2002 (the "First Amendment") and again in June 2002 (the "Second Amendment"), which amendments are discussed below. As amended, one of the covenants in the Revolver requires Pioneer to generate at least:

          o $5.116 million of net earnings before extraordinary gains, the effects of Pioneer's derivative instruments excluding derivative expenses paid by Pioneer, interest, income taxes, depreciation and amortization (referred to as "Lender-Defined EBITDA") during the quarter ending September 30, 2002,

          o $5.608 million of Lender-Defined EBITDA during the quarter ending December 31, 2002 and $10.910 million of Lender-Defined EBITDA during the nine-month period ending on the same date,

          o $10.640 million of Lender-Defined EBITDA during the quarter ending March 31, 2003, and

          o $21.550 million of Lender-Defined EBITDA for the twelve-month period ending March 31, 2003 and for each twelve month period ending each fiscal quarter thereafter.

     The Revolver also provides that as a condition of borrowings there shall not have occurred any material adverse change in Pioneer's business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).

     Prior to the First Amendment, the Revolver's financial covenant required Pioneer to generate $5.1 million of net earnings before extraordinary gains, interest, income taxes, depreciation and amortization (which Pioneer continues to define as "EBITDA") during the quarter ended March 31, 2002, including the effect of changes in the fair value of derivative instruments. Pioneer was in compliance with the EBITDA covenant during the quarter ended March 31, 2002, but only as a result of the effect of the change in fair value of derivatives. Pioneer's Lender-Defined EBITDA during the quarter ended June 30, 2002 exceeded the amount required for that quarter. Pioneer generated $10.5 million of Lender-Defined EBITDA during the quarter ended September 30, 2002, which exceeded the required amount of Lender-Defined EBITDA during that quarter, although there is no assurance that Pioneer will generate the required amount of Lender-Defined EBITDA during subsequent quarters. During March 2002, the lender under the Revolver advised Pioneer that it believed that a material adverse change had occurred, although it continued to fund loans under the Revolver. In order to address concerns about adverse changes in Pioneer's financial condition and the possibility that Pioneer might not comply with the EBITDA covenant during the remainder of the current year, Pioneer had discussions with the lender on the proposed terms of an amendment to the Revolver. The lender rescinded its notice that a material adverse change had occurred. Pioneer entered into the First Amendment to the Revolver to (i) revise the Revolver's definition of EBITDA to exclude the effects of changes in the fair value of derivative instruments, (ii) eliminate the availability of interest rates based on the London interbank offered rate ("LIBOR") and (iii) replace the previously applicable margin over the prime rate (the "Previous Rate") with the Previous Rate plus 2.25% for all loans that are and will be outstanding under the Revolver. Pioneer paid a forbearance fee of $250,000 in connection with the First Amendment. Also in connection with the First Amendment, Pioneer agreed with its lender to effect the Second Amendment to further revise the EBITDA covenant to exclude realized gains and losses (except to the extent such losses are paid by Pioneer) on derivatives, to take into account Pioneer's expectations for the amount of Lender-Defined EBITDA that would be generated during 2002 as agreed to by the lender, and to add such other financial covenants to the Revolver as the lender deemed necessary to monitor Pioneer's performance in meeting such projections. The Second Amendment requires Pioneer to meet the Lender-Defined EBITDA amounts set forth above and adds the additional financial covenants contemplated in the First Amendment. The additional covenants require Pioneer to maintain Liquidity (as defined in the Second Amendment) of at least $5.0 million, and limit capital expenditure levels to $20.0 million in 2002 and $25.0 million in each fiscal year thereafter. At September 30, 2002, Pioneer's liquidity was $21.2 million. Pioneer estimates capital expenditures will be approximately $11.6 million during 2002, $5.0 million of which were incurred during the nine months ended September 30, 2002. In addition, Pioneer agreed to an increase in the fees applicable to letters of credit issued pursuant to the Revolver, to a rate equal to 4.25% times the daily balance of the undrawn amount of all outstanding letters of credit

     If the required Lender-Defined EBITDA level under the Revolver for any quarter is not met, Pioneer will be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur or have occurred, Pioneer's lender can exercise its rights under the Revolver and refuse to make further advances. Following any such refusal, customer receipts would be applied to Pioneer's borrowings under the Revolver, and Pioneer would not have the ability to reborrow. This would cause Pioneer to suffer a rapid loss of liquidity and Pioneer would lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow Pioneer's lender to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under Pioneer's Senior Notes, which would provide the holders of the Senior Notes with the right to accelerate $200 million in Senior Notes outstanding and demand immediate repayment. In such circumstances, or if Pioneer otherwise did not have sufficient liquidity to satisfy all of its debt service obligations, Pioneer would be required to refinance, restructure or reorganize all or a portion of its indebtedness, defer payments on its debt, sell assets, obtain additional debt or equity financing or take other actions, including seeking protection under Chapter 11 of the U.S. Bankruptcy Code and under the Canadian Companies' Creditors Arrangement Act. In such circumstances Pioneer could not predict the outcome of discussions with its lender under the Revolver or the holders of the Senior Notes, including any action which could lead Pioneer to seek voluntary bankruptcy protection or could force Pioneer into involuntary bankruptcy proceedings if there is a breach of the Revolver covenants or a default under the Senior Notes, or the outcome of any of the actions that Pioneer may need to take in response to such actions if they were to occur.

     Pioneer's debt agreements contain covenants requiring Pioneer to meet minimum liquidity levels and limiting Pioneer's ability to, among other things, incur additional indebtedness, prepay or modify debt instruments, grant additional liens, guarantee any obligations, sell assets, engage in another type of business or suspend or terminate a substantial portion of business, declare or pay dividends, make investments, make capital expenditures in excess of certain amounts, or make use of the proceeds of borrowings for purposes other than those specified in the agreements. The new agreements also include customary events of default, including a change of control under the Revolver. Borrowings under the Revolver will generally be available subject to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default.

     Pioneer's total assets decreased $161.1 million from December 31, 2001 to September 30, 2002. The decrease is due primarily to changes in the current and non-current assets related to Pioneer's portfolio of derivatives. Total derivative assets decreased from $265.7 million at December 31, 2001 to $114.4 million at September 30, 2002 due to changes in fair value of the derivatives as well as the expiration of derivative contracts during the first nine months of 2002.

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

     Net Cash Flows from Operating Activities. During the first nine months of 2002, Pioneer's cash flow provided by operating activities was $2.5 million.

     Net Cash Flows from Investing Activities. Cash used in investing activities during the first nine months of 2002 totaled $2.9 million, which included $5.0 million for capital expenditures offset by $2.0 million of proceeds from asset sales. During the first nine months of 2002, capital expenditures were considerably lower than normal. This low level of capital expenditures will not be sustained through the remainder of 2002. Pioneer estimates that capital expenditures for the remainder of 2002 will approximate $6.6 million.

     Net Cash Flows from Financing Activities. Cash provided by financing activities during the first nine months of 2002 totaled approximately $2.6 million, due to net borrowings under the Revolver of $10.7 million offset by the DIP facility repayment of $6.7 million and scheduled payments on long-term debt.

     Working Capital. Pioneer's working capital was a deficit of $8.1 million at September 30, 2002, including a net current derivative liability of $14.0 million, compared to working capital of $15.2 million at December 31, 2001. Of this $19.8 million decrease, $23.2 million was attributable to changes in current derivative mark-to-market assets and liabilities, offset to an extent by decreases in accounts payable and accrued liabilities. Working capital, excluding the mark-to-market derivative assets and liabilities, was $5.9 million at September 30, 2002, compared with $6.0 million at December 31, 2001. Consequently, depending on future market movements in power costs, Pioneer's ability to resolve or significantly mitigate the current net derivative liability may be critical to Pioneer's ability to generate sufficient liquidity to meet all of its debt service and other obligations.

RESULTS OF OPERATIONS

     During the third quarter of 2002, Pioneer's average electrochemical unit ("ECU") netback (that is, prices adjusted to eliminate the product transportation element) was $310 compared to $225 during the second quarter of 2002 and $319 in the third quarter of 2001. A substantial increase in chlorine prices occurred during the third quarter of 2002.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

     Revenues. Revenues decreased by $6.7 million, or approximately 7%, to $86.6 million for the three months ended September 30, 2002, as compared to $93.3 million for the three months ended September 30, 2001. The decrease in revenues was primarily attributable to lower caustic soda prices, offset somewhat by increased caustic soda volumes and increased chlorine prices. The average ECU netback for the three months ended September 30, 2002 was $310, a decrease of approximately 3% from the average ECU netback of $319 during the three months ended September 30, 2001.

     Cost of Sales. Cost of sales decreased $16.2 million, or approximately 20%, for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. Included in cost of sales for the three months ended September 30, 2002 is $14.1 million of estimated benefit from settling obligations relating to Approved Derivatives and Disputed Derivatives during the period. However, Pioneer has not received any cash related to the $14.1 million. For the three months ended September 30, 2001, the benefit from derivative settlements was $1.4 million. Excluding the derivative items, cost of sales decreased $3.5 million, or 4% for the third quarter of 2002 as compared to the third quarter of 2001. Of the $3.5 million decrease, approximately $1.3 million related to decreased freight expense, and approximately $1.6 million related to decreased depreciation expense resulting from the revaluation of property, plant and equipment pursuant to fresh start accounting. The remaining decrease related primarily to idling the Tacoma plant, offset somewhat by a $0.5 million increase in environmental expense related to revised estimates for clean up costs at one site and a $1.4 million inventory adjustment to reduce the amount recorded for stores (spare parts) inventory to the value of inventory on hand based on a physical count.

     Gross Profit. Gross profit margin increased to 26% for the three months ended September 30, 2002 compared with 14% for the three months ended September 30, 2001, primarily as a result of the net benefit from settling derivatives during the period and cost of sales reductions, offset by the revenue decrease discussed above. Excluding derivative items, gross profit margin was 10% for the three months ended September 30, 2002, compared with 13% for the three months ended September 30, 2001.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $4.5 million, or approximately 45%, for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. The decrease was primarily attributable to non-cash items, including $0.5 million related to a reduction in bad debt expense, $0.6 million resulting for the absence of amortization of debt issuance costs which were written off upon emergence from bankruptcy when the related debt was forgiven, $2.4 million due to the absence of goodwill amortization resulting from the adoption of SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002, and a $0.6 million decrease in depreciation and amortization expense caused by the revaluation of property, plant and equipment and intangibles upon emergence from bankruptcy.

     Change in Fair Value of Derivatives. For the three months ended September 30, 2002, the change in fair value of the derivative positions was a net unrealized loss of $9.8 million, which included an $11.4 million loss related to the Disputed Derivatives offset by a $1.6 million gain related to the Approved Derivatives. For the three months ended September 30, 2001, the change in fair value of the derivative positions was a net unrealized loss of $63.4 million, of which $1.0 million related to the Approved Derivatives and $62.4 million related to the Disputed Derivatives. See " - Colorado River Commission Derivative Transactions" above and Note 3 to the consolidated financial statements.

     Asset impairment and other charges. Other charges for the three months ended September 30, 2002 of $1.3 million were primarily comprised of executive severance expense and legal fees related to Pioneer's emergence from bankruptcy. Other charges for the three months ended September 30, 2001 of $2.4 million were primarily comprised of professional fees related to Pioneer's reorganization prior to the Chapter 11 filings.

     Interest Expense, Net. Contractual interest expense, net decreased by $9.6 million, or 68% in the third quarter of 2002 as compared to the third quarter of 2001. The decrease resulted primarily from debt forgiveness of $368 million, which represents a 63% decrease in the debt outstanding immediately prior to emergence from Chapter 11. This decrease from debt forgiveness was partially offset by an increase in interest rates.

     Other Income (Expense), Net. Other income (expense), net for the quarter ended September 30, 2002 included a foreign exchange gain of $1.3 million and $0.7 million gain from the sale of assets. Other income for the quarter ended September 30, 2001 of $0.4 million was primarily comprised of a foreign exchange gain.

     Income Tax (Expense) Benefit. Income tax expense for the quarter ended September 30, 2002 was $0.7 million, reflecting foreign tax expense on the income from Pioneer's Canadian operations. Due to uncertainty as to the use of Pioneer's U.S. net operating loss carryforwards and other deferred tax assets in future years, a 100% valuation allowance amounting to $121.8 million was recorded in connection with Pioneer's U.S. deferred tax assets at December 31, 2001. During the quarter ended September 30, 2002, Pioneer reduced the valuation allowance in an amount equal to the income tax expense related to the income from Pioneer's U.S. operations. The valuation allowance will be reviewed at the end of 2002. Income tax expense of $2.8 million was recorded for the quarter ended September 30, 2001.

     Net Income (Loss). Due to the factors described above, net income for the three months ended September 30, 2002 was $3.3 million, compared to a net loss of $71.9 million for the same period in 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     Revenues. Revenues decreased by $65.3 million, or approximately 22%, to $232.6 million for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. The decrease was primarily attributable to lower ECU netbacks. The average ECU netback for the nine months ended September 30, 2002 was $255, a decrease of 27% from the average ECU netback of $350 during the nine months ended September 30, 2001.

     Cost of Sales. Cost of sales decreased $52.4 million, or approximately 20%, for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. Included in cost of sales for the nine months ended September 30, 2002 is $10.7 million of estimated benefit related to settling obligations relating to Approved Derivatives and Disputed Derivatives during the period, for which Pioneer has not received any cash, compared with $1.4 million of benefit from derivative settlements during the corresponding period in 2001. Pioneer has not received any cash related to the $10.7 million benefit. Excluding the derivative items, cost of sales decreased $43.1 million, or 16% in the nine months ended September 30, 2002 as compared to the same period in 2001. The decrease included approximately $2.8 million from decreased freight expense and approximately $17.6 million attributable to decreased raw material costs primarily due to idling the Tacoma plant. Other components of the decrease include cost savings resulting from an organizational restructuring and other cost reduction initiatives of approximately $8.2 million, approximately $9.6 million resulting from idling the Tacoma plant, and a decrease in depreciation expense of $6.1 million resulting from the revaluation of property, plant and equipment pursuant to fresh start accounting, offset somewhat by a $1.4 million inventory adjustment to reduce the amount recorded for stores (spare parts) inventory to the value of inventory on hand based on a physical count.

     Gross Profit. Gross profit margin decreased to 10% for the nine months ended September 30, 2002 from 12% for the nine months ended September 30, 2001, due to the factors discussed above. Excluding derivative items, gross profit margin was 6% for the nine months ended September 30, 2002, compared with 12% for the same period in 2001.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $13.6 million, or approximately 45%, for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. The decrease is primarily comprised of non-cash items, including $1.9 million related to a reduction in bad debt expense, $2.0 million resulting from the absence of amortization of debt issuance costs, which were written off upon emergence from bankruptcy when the related debt was forgiven, $7.1 million due to the absence of goodwill amortization resulting from the adoption of SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002, and a $1.6 million decrease in depreciation and amortization expense caused by the revaluation of property, plant and equipment and intangibles upon emergence from bankruptcy.

     Change in Fair Value of Derivatives. For the nine months ended September 30, 2002, the change in fair value of the derivative positions was a net unrealized gain of $13.3 million. The $13.3 million increase in fair value included $9.2 million related to the Disputed Derivatives and $4.1 million related to the Approved Derivatives. For the nine months ended September 30, 2001, the change in fair value of the derivative positions was a net unrealized loss of $93.1 million, of which $30.7 million related to the Approved Derivatives and $62.4 million related to the Disputed Derivatives. See " - Colorado River Commission Derivative Transactions" above and Note 3 to the consolidated financial statements.

     Asset impairment and other charges. Other charges of $4.3 million for the nine months ended September 30, 2002 included approximately $1.9 million of severance expense and $0.7 million of costs related to idling the Tacoma plant, $0.4 million of severance expense related to staff reductions at the Cornwall plant, $0.6 million of executive severance expense, and $0.5 million of legal expense related to Pioneer's emergence from bankruptcy. Other charges for the nine months ended September 30, 2001 of $9.2 million were primarily comprised of severance expense and professional fees related to Pioneer's reorganization.

     Interest Expense, Net. Contractual interest expense, net decreased by $30.3 million, or 68% during the nine months ended September 30, 2002 as compared to the same period in 2001. The decrease resulted primarily from debt forgiveness of $368 million, which represents a 63% decrease in the debt outstanding immediately prior to emergence from Chapter 11. This decrease from debt forgiveness was partially offset by an increase in interest rates.

     Other Income (Expense), Net. Other income (expense), net for the nine months ended September 30, 2002 was primarily comprised of a $1.1 million gain from the sale of assets. Other income, net for the nine months ended September 30, 2001 of $1.2 million was primarily comprised of a sales tax refund of $0.5 million and a foreign exchange gain.

     Income Tax (Expense) Benefit. The income tax benefit for the nine months ended September 30, 2002 was $2.8 million, reflecting foreign tax benefit on the net loss from Pioneer's Canadian operations. Due to uncertainty as to the use of Pioneer's U.S. net operating loss carryforwards and other deferred tax assets in future years, a 100% valuation allowance amounting to $121.8 million was recorded in connection with Pioneer's U.S. deferred tax assets at December 31, 2001. During the nine months ended September 30, 2002, Pioneer reduced the valuation allowance in an amount equal to the income tax expense related to the income from Pioneer's U.S. operations. The valuation allowance will be reviewed at the end of 2002. Income tax expense of $5.0 million was recorded for the nine months ended September 30, 2001.

     Net Income (Loss). Due to the factors described above, net income for the nine months ended September 30, 2002 was $6.5 million, compared to a net loss of $136.9 million for the same period in 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective December 31, 2001, Pioneer adopted SFAS 142. SFAS 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but must be tested for impairment annually, or more frequently if circumstances indicate potential impairment. For the three months and nine months ended September 30, 2001, the net loss, excluding goodwill amortization expense, would have been $69.7 million and $130.4 million, respectively, and basic and diluted loss per share, excluding goodwill amortization expense, would have been $6.04 and $11.30, respectively.

     In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 eliminates SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," and allows for only those gains or losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS 145 also amends SFAS 13, "Accounting for Leases," to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002; the provisions of this statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002; and all other provisions of this statement are effective for financial statements issued on or after May 15, 2002. Pioneer does not expect the adoption of SFAS 145 to have a material impact on its financial position, results of operations or cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The nature of Pioneer's market risk disclosures set forth in PCI's Annual Report on Form 10-K for the year ended December 31, 2001 have not changed significantly, except as shown below, through the nine months ended September 30, 2002.

     The information in the table below presents the electricity futures and options positions outstanding as of September 30, 2002 allocated over the lives of the contracts ($ in thousands, except per megawatt hours ("mwh") amounts, and volumes in mwh), whether Approved Derivatives or Disputed Derivatives. See "Managements Discussion and Analysis of Financial Condition and Results of Operations - Colorado River Commission Derivative Transactions" and Note 3 to Pioneer's consolidated financial statements for more information regarding the Approved Derivatives and Disputed Derivatives. The information in the table below constitutes "forward-looking statements."


                                                                    EXPECTED MATURITY
                                   --------------------------------------------------------------------------------------------
                                       2002             2003           2004            2005            2006          TOTALS
                                   ------------    ------------    ------------    ------------    ------------    ------------
ELECTRICITY FUTURES CONTRACTS
    Purchases:
       Contract volume (mwh)            854,590       1,656,160       2,559,893       2,559,893       2,559,893      10,190,429
       Weighted average contract
           price (per mwh)         $      79.29    $      58.01    $      50.89    $      50.85    $      50.85    $      54.41
       Notional value              $     67,756    $     96,073    $    130,273    $    130,177    $    130,177    $    554,456
       Weighted average fair
           value (per mwh)         $      31.86    $      33.88    $      34.13    $      34.67    $      35.05    $      34.27
       Unrealized loss             $    (40,530)   $    (39,968)   $    (42,898)   $    (41,417)   $    (40,439)   $   (205,252)
    Range of expirations (years)                                                                                    .25 to 4.25
    Weighted average years until
           expiration                                                                                                      3.36
    Sales:
       Contract volume (mwh)            855,060         972,590       1,218,590       1,217,990       1,217,990       5,482,220
       Weighted average contract
           price (per mwh)         $      79.28    $      53.99    $      46.13    $      45.92    $      45.92    $      52.60
       Notional value              $     67,786    $     52,505    $     56,210    $     55,933    $     55,933    $    288,367
       Weighted average fair
           value (per mwh)         $      31.86    $      35.61    $      31.81    $      34.24    $      34.50    $      33.63
       Unrealized gain             $     40,546    $     17,870    $     17,444    $     14,229    $     13,908    $    103,997
    Range of expirations (years)                                                                                    .25 to 4.25
    Weighted average years until
           Expiration                                                                                                      2.83


ELECTRICITY OPTION CONTRACTS
    Put (Purchase):
       Contract volume (mwh)             30,700         122,800         122,800         122,800         122,800         521,900
       Notional value, if
           exercised               $      1,535    $      6,140    $      6,140    $      6,140    $      6,140    $     26,095
       Strike price (per mwh)      $      50.00    $      50.00    $      50.00    $      50.00    $      50.00    $      50.00
       Unrealized loss             $       (333)   $     (1,374)   $     (1,360)   $     (1,525)   $     (1,754)   $     (6,346)
       Expiration (years)                                                                                                  4.25
    Calls (Sales):
       Contract volume (mwh)                 --         219,150       1,315,150       1,315,150       1,315,150       4,164,600
       Notional value, if
           exercised               $         --    $      8,985    $     67,073    $     67,073    $     67,073    $    210,204
       Weighted average strike
           price (per mwh)         $         --    $      41.00    $      51.00    $      51.00    $      51.00    $      50.47
       Unrealized gain (loss)      $         --    $      1,801    $      8,297    $         45    $       (113)   $     10,030
    Range of expirations (years)                                                                                   3.00 to 4.00
    Weighted average years until
           expiration                                                                                                      3.21
                                   ------------    ------------    ------------    ------------    ------------    ------------
    Total net unrealized gain
           (loss)                  $       (317)   $    (21,671)   $    (18,517)   $    (28,668)   $    (28,398)   $    (97,571)
                                   ============    ============    ============    ============    ============    ============

     The information set forth in the table above with respect to the derivative contracts provides an incomplete analysis of current and future electric power costs relating to Pioneer's Henderson facility, since a long-term hydropower contract allows Pioneer to purchase approximately 50% of the Henderson facility's power requirements at favorable rates. Since the contract is not a derivative and the power purchased under the contract cannot be resold by Pioneer at market rates, the fair market value of the hydropower contract has not been recorded by Pioneer in its financial statements. However, employing the same valuation methodology to the hydropower contract as to the derivatives, the contract would have a value to Pioneer of approximately $62.6 million at September 30, 2002.

     In addition, a portion of Pioneer's power needs are currently being met by two forward purchases arranged by CRC, which are not accounted for as derivative transactions as Pioneer has designated them as purchases in the normal course of business. Had these two forward purchase contracts been accounted for as derivative transactions, they would have resulted in a net unrealized loss to Pioneer of approximately $18.7 million at September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90-day period prior to the date of this report, Pioneer carried out an evaluation, under the supervision and with the participation of Pioneer's management, including Pioneer's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Pioneer's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Pioneer's disclosure controls and procedures are effective in timely alerting them to material information relating to Pioneer (including its consolidated subsidiaries) required to be included in Pioneer's Exchange Act filings.

     There have been no significant changes in Pioneer's internal controls or in other factors that could significantly affect internal controls subsequent to the date Pioneer carried out its evaluation.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For information about litigation involving Pioneer, see Note 3 to the consolidated financial statements in Part I of this report, which is hereby incorporated by reference into this Item 1.

ITEM 5. OTHER INFORMATION

     Annual Meeting of Shareholders. On December 31, 2001, Pioneer's plan of reorganization was implemented. The plan of reorganization provided for a new board of directors consisting of five members, including Michael J. Ferris, the former Chief Executive Officer of Pioneer and a director prior to implementation of the plan, and four members appointed by a committee of the senior secured creditors of Pioneer. Effective as of September 17, 2002, Mr. Ferris resigned from his position as Chief Executive Officer and as a member of Pioneer's board of directors. The board of directors currently consists of David N. Weinstein (chairman), Marvin E. Lesser, Michael Y. McGovern, and Gary Rosenthal, each of whom was designated as a director pursuant to the plan of reorganization. The plan of reorganization provided that the term of office of each director would expire at the first annual meeting of shareholders following December 31, 2001 or his earlier resignation or removal. Because the members of the board of directors were appointed as of December 31, 2001, as well as the costs associated with holding an annual meeting of shareholders in 2002, Pioneer has determined not to hold an annual meeting of shareholders in 2002. Pioneer currently intends to hold its next annual meeting of shareholders in May 2003.

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

     o certain derivatives contracts relating to electricity for Pioneer's Henderson facility, and any necessity to mitigate their effect and the results of the related litigation;

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

     99.1+ Items incorporated by reference from the Pioneer Companies, Inc. Form 10-K for the year ended December 31, 2001: Item 1 Business -- Risks.

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
     + Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference

     (b)  Reports on Form 8-K

               On July 16, 2002, PCI filed a report on Form 8-K. Under Item 5, "Other Events," Pioneer reported that (i) on July 9, 2002, the Colorado River Commission ("CRC") was served with a complaint filed on June 11, 2002, by Pioneer Americas LLC ("Pioneer Americas") in the District Court of Harris County, Texas seeking a declaratory judgment that Pioneer Americas is not liable for the Disputed Derivatives or the Rejected Derivatives, (ii) on July 9, 2002, CRC filed a lawsuit in the U.S. District Court for the District of Nevada against Pioneer and each of the parties to the derivative contracts that were entered into by CRC contending that the Texas state court does not have jurisdiction over CRC or the controversy, and seeking the court's determination as to the proper disposition of cash in the amount of approximately $34.7 million that it has accumulated in its accounts from its trading in derivatives and the power it has committed to purchase or sell and seeking specific performance by Pioneer of the contracts with CRC and unspecified damages and (iii) on July 11, 2002, Pioneer Americas received a notice from CRC dated July 2, 2002, stating that on July 1, 2002, CRC had adopted regulations applicable to its industrial customers which, if implemented, will require Pioneer Americas to post a bond or other security deposit in an initial amount of approximately $2.1 million, to secure its contractual obligations to CRC and that the CRC has also adopted regulations that purport to unilaterally add additional terms to the contractual relationship between CRC and Pioneer Americas.

               On September 17, 2002, Pioneer filed a report on Form 8-K. Under
               Item 5, "Other Events," Pioneer reported that on September 18, 2002, Pioneer issued a press release announcing the selection by its board of directors of Michael Y. McGovern, then a director of Pioneer, to serve as its President and Chief Executive Officer replacing Michael J. Ferris in those positions.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             PIONEER COMPANIES, INC.




Date: November 14, 2002                      By: /s/ Philip J. Ablove
                                                 -----------------------------
                                                 Philip J. Ablove
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                                  CERTIFICATION


I, Philip J. Ablove, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pioneer Companies, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

/s/ Philip J. Ablove
-----------------------------
Philip J. Ablove
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

                                  CERTIFICATION

I,   Michael Y. McGovern, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pioneer Companies, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Michael Y. McGovern
------------------------------------
Michael Y. McGovern
President and Chief Executive Officer

                                 EXHIBIT INDEX



    EXHIBIT
    NUMBER                        DESCRIPTION
    -------                      -----------
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