Form 10-K
period 2002-12-31
PIONEER COMPANIES INC
filed 2003-03-31
CIK 830141

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

         There were 10,000,000 shares of the registrant's common stock outstanding on March 28, 2003. The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2002, based on the last reported trading price of the registrant's common stock on the OTC Bulletin Board on that date, was $13.4 million. For purposes of the above statement only, all directors, executive officers and 10% shareholders are deemed to be affiliates.

         DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's definitive proxy statement for the registrant's 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS


                                     PART I

Item 1.   Business............................................................. 1
Item 2.   Properties...........................................................17
Item 3.   Legal Proceedings....................................................19
Item 4.   Submission of Matters to a Vote of Security Holders..................19
Item 4A.  Executive Officers of the Registrant.................................19

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters..............................................................21
Item 6.   Selected Financial Data..............................................23
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations................................................24
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...........35
Item 8.   Financial Statements and Supplementary Data..........................36
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure.................................................36

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant...................36
Item 11.  Executive Compensation...............................................37
Item 12.  Security Ownership of Certain Beneficial Owners and Management.......37
Item 13.  Certain Relationships and Related Transactions.......................37
Item 14.  Controls and Procedures..............................................37

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K......37

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

         Pioneer Companies, Inc. and its subsidiaries have manufactured and marketed chlorine, caustic soda and related products in North America since 1988. We conduct our primary business through our operating subsidiaries: PCI Chemicals Canada Company (which we refer to as PCI Canada) and Pioneer Americas LLC (which we refer to as Pioneer Americas).

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

         Chlorine is used in 60% of all commercial chemistry, 85% of all pharmaceutical chemistry and 95% of all crop protection chemistry. More than 15,000 products, including water treatment chemicals, plastics, detergents, pharmaceuticals, disinfectants and agricultural chemicals, are manufactured with chlorine as a raw material. Chlorine is also used directly in water disinfection applications. In the United States and Canada, virtually all public drinking water is made safe to drink by chlorination, and a significant portion of industrial and municipal wastewater is treated with chlorine or chlorine derivatives to kill water-borne pathogens.

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

         We believe that we are the seventh largest chlor-alkali producer in North America, with approximately 5% of North American production capacity. We currently own and operate the following four chlor-alkali plants in North America that produce chlorine and caustic soda and related products:

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
                      Becancour, Quebec             Chlorine and caustic soda
                                                    Hydrochloric acid
                                                    Bleach
                                                    Hydrogen

                      St. Gabriel, Louisiana        Chlorine and caustic soda
                                                    Hydrogen

                      Henderson, Nevada             Chlorine and caustic soda
                                                    Hydrochloric acid
                                                    Bleach
                                                    Hydrogen

                      Dalhousie, New Brunswick      Chlorine and caustic soda
                                                    Sodium chlorate
                                                    Hydrogen

         Effective March 15, 2002, we idled our Tacoma, Washington chlor-alkali plant, which reduced our currently utilized annual production capacity from approximately 950,000 ECUs to approximately 725,000 ECUs. The Tacoma chlor-alkali plant site is now being used principally as a terminal to serve our customers in the Pacific Northwest. The four facilities that we now operate produce chlorine and caustic soda for sale in the merchant markets and for use as raw materials in the manufacture of our downstream products. Some of the important characteristics of our chlor-alkali plants are as follows:

                  o our Becancour facility is a low-cost production facility, which results in part from that facility's use of hydropower;

                  o our St. Gabriel facility has three pipelines that allow us to efficiently transport and supply chlorine to customers in Louisiana;

                  o our Henderson facility is the only currently operating chlor-alkali production facility in the western region of the United States which provides us with a strong regional presence, transportation cost advantages and a consistent and reliable source of supply for our bleach production and chlorine repackaging operations in California and Washington; and o our idled Tacoma facility represents a means of increasing our production capacity to take greater advantage of any sustained market upturn.

         We also operate two bleach production and chlorine repackaging facilities in Santa Fe Springs and Tracy, California and one bleach production and chlorine repackaging facility in Tacoma, Washington. We distribute these products to municipalities and selected commercial markets in the western United States through various distribution channels. All of the chlorine and caustic soda used as raw materials at these facilities is supplied by our chlor-alkali facilities. Our Cornwall, Ontario facility produces hydrochloric acid, bleach, chlorinated paraffins sold under the brand name Cereclor(R), and IMPAQT(R), a proprietary pulping additive.

         On December 31, 2001, we and our direct and indirect wholly-owned subsidiaries emerged from protection under Chapter 11 of the U.S. Bankruptcy Code, and on the same date PCI Canada emerged from protection under the provisions of Canada's Companies Creditors' Arrangement Act. On that date, our plan of reorganization, which was confirmed by the U.S. Bankruptcy Court on November 28, 2001, became effective.

RECENT DEVELOPMENTS

Settlement of Dispute with the Colorado River Commission

         Beginning in 2001, we disputed our responsibility for certain contractual obligations that were undertaken by the Colorado River Commission, a Nevada state agency that supplies power to our Henderson facility and which we refer to as CRC. All of the conditions of a settlement of that dispute were satisfied on March 3, 2003. As a result of the settlement, which is effective as of January 1, 2003, we have been released from all claims for liability with respect to electricity derivatives positions, and all litigation between Pioneer and CRC has been dismissed.

         Prior to the settlement with CRC, approximately 35% of the electric power supply for our Henderson facility was hydropower furnished under a low-cost, long-term contract with CRC, approximately 50% was provided under a supplemental supply contract with CRC, and the remaining 15% was provided under a long-term arrangement with a third party. The supplemental supply contract entered into in March 2001 set forth detailed procedures governing the procurement of power by CRC on our behalf.

         The dispute with CRC involved various derivative positions that were executed by CRC, purportedly for our benefit under the supplemental supply contract. The dispute arose prior to our bankruptcy proceedings, but was not resolved as a part of our plan of reorganization. The derivative positions consisted of contracts for the forward purchase and sale of electricity as well as put and call options that were written for electric power. We disputed CRC's contention that certain derivative positions (the "Disputed Derivatives") with a net liability at December 31, 2002, of $82.3 million were our responsibility. A net liability of $87.3 million, consisting of the $82.3 million liability for the Disputed Derivatives and a $5.0 million liability relating to transactions that we did not dispute (the "Approved Derivatives"), was recorded by us and is reflected in our December 31, 2002 balance sheet. CRC further contended that other contracts (the "Rejected Derivatives") reflecting an additional net liability of $41.0 million as of December 31, 2002, were our responsibility. We did not record any net liability with respect to the Rejected Derivatives.

         We recorded estimated realized income and expense related to fulfilling or settling the obligations that could arise with respect to the Approved Derivatives and Disputed Derivatives as a component of cost of sales. We recorded in "Other Assets" a net receivable from CRC of $21.0 million at December 31, 2002. The net receivable included $14.8 million of cash that CRC collected in the form of premiums related to options that expired prior to December 31, 2002, but did not remit to us. The remaining $6.2 million of the net receivable represented our estimate of CRC's net proceeds from the settlement of certain Approved Derivatives and Disputed Derivatives on their delivery dates during 2002 that were not remitted to us.

         In accordance with the terms of the settlement, we assigned our low-cost, long-term hydropower contracts to the Southern Nevada Water Authority and entered into a new supply agreement with CRC. CRC will provide power to meet approximately 85% of our

Henderson facility's needs at a market index rate, during a term extending to December 31, 2006, although Pioneer and CRC may agree to extend the term. CRC will retain all amounts of cash previously collected by CRC under the terms of the derivatives agreements, with $3 million of such amount to be held as a collateral deposit in satisfaction of a requirement under the supply agreement.

         The market index rate under the supply agreement is expected to be higher than the rates under the hydropower contracts that were assigned to the Southern Nevada Water Authority as part of the settlement. Since our hydropower contracts were not derivative contracts and the power purchased under the contracts could not be resold by us at market rates, the contracts were not recorded as an asset on our balance sheet. The fair market value of our hydropower contracts, using the same valuation methodology that was used with respect to the derivatives, would have been approximately $59 million as of December 31, 2002.

         In the absence of a settlement with CRC, we would have continued our efforts in seeking a court determination that CRC, rather than Pioneer, was responsible for satisfying the Disputed Derivatives and the Rejected Derivatives. The cost of satisfying the Approved Derivative and Disputed Derivative contracts could have ranged from $17.2 million in 2004 to as high as $25.3 million in 2006, based on future price estimates as of December 31, 2002. We may not have had sufficient liquidity to allow us to make those payments prior to the time a court would likely have rendered a judgment in the case.

         Although the settlement with CRC will not generate any cash proceeds for us, we expect to record a net non-cash gain from the settlement of approximately $66 million in the first quarter of 2003. Due to the assignment of our long-term hydropower contracts to the Southern Nevada Water Authority and the resulting higher energy prices under the new supply agreement effective in 2003, we expect to record an approximate $41 million impairment of the Henderson facility as the result of reduced plant profitability estimates. The net impact of the foregoing may result in a redemption obligation under our Senior Guaranteed Notes and Senior Floating Notes. See " - Matters Affecting our Liquidity" and " - Asset Impairments" below.

Recent Pricing Trends

         As we discuss below, our average ECU netback (that is, price adjusted to eliminate the product transportation element) was $270 in 2002, a decrease from $336 in 2001. However, beginning in July 2002 through the end of the year, our ECU netback ranged from $300 to $322. The increase in price toward the latter part of the year resulted from an 8% reduction in industry capacity from the 2001 level and a continuation of stronger demand for chlorine from vinyl producers. During the first quarter of 2003, we announced price increases, and we have also announced our intention to impose a fuel cost surcharge in the future, based on increases in the market price of natural gas (which is a basic component of the cost of electricity, our largest raw material cost). We intend to implement the price increases during the second quarter of 2003 as contracts permit, although individual contract terms will in some cases limit or prohibit the imposition of the increases, and competitive restraints may also affect the realization of the increases. We believe that during the first six months of 2003 our average ECU netback will be substantially greater than the 2002 average.

MATTERS AFFECTING OUR LIQUIDITY

         Our senior secured debt consists of Senior Secured Floating Rate Guaranteed Notes due 2006 in the aggregate principal amount of $45.4 million (the "Senior Guaranteed Notes"), Floating Rate Term Notes due 2006 in the aggregate principal amount of $4.6 million (the "Senior Floating Notes"), 10% Senior Secured Guaranteed Notes due 2008 in the aggregate principal amount of $150 million (the "10% Senior Secured Notes"), and a Revolving Credit Facility with a $30 million commitment and a borrowing base restriction (the "Revolver"). Collectively, the $200 million in Senior Guaranteed Notes, Senior Floating Notes and 10% Senior Secured Notes are referred to as the "Senior Notes" and, together with the Revolver, are referred to as the "Senior Secured Debt." The Senior Secured Debt requires payments of interest in cash and the related agreements contain various covenants including financial covenants in our Revolver (which if violated will create a default under the cross-default provisions of the Senior Notes) that obligate us to comply with certain cash flow requirements. The interest payment requirements of the Senior Secured Debt and the financial covenants in the Revolver were set at levels based on financial projections of an assumed minimum ECU netback and do not accommodate significant downward variations in operating results.

         Our ECU netback averaged $270 in 2002, while the projections prepared in connection with our plan of reorganization assumed an average ECU netback of approximately $300. The low ECU netback experienced during 2002 created lower than anticipated liquidity, and we responded by cutting costs and reducing expenditures, including idling manufacturing capacity and laying off operating and administrative employees. Unless the anticipated improvement in operating margins as a result of increased product prices occurs, we may not have the liquidity necessary to meet all of our debt service and other obligations in 2003, and we may be unable to satisfy the financial covenants in the Revolver. The amount of liquidity ultimately needed by us to meet all of our obligations going forward will depend on a number of factors, some of which are uncertain, although the recent resolution of our derivatives dispute with CRC has reduced some of the uncertainty as to our future liquidity needs. See " - Recent Developments - Settlement of Dispute with the Colorado River Commission" above and " - Risks - Our operating results could be negatively affected during economic downturns" and " - Risks - Our profitability could be reduced by declines in average selling prices" below.

         We amended our Revolver in April 2002 and again in June 2002. As amended, one of the covenants in the Revolver requires us to generate at least:

                  o $5.608 million of net earnings before extraordinary gains, the effects of the derivative instruments excluding derivative expenses paid by us, interest, income taxes, depreciation and amortization (referred to as "Lender-Defined EBITDA") during the quarter ending December 31, 2002, and $10.910 million of Lender-Defined EBITDA during the nine-month period ending on the same date,

                  o $10.640 million of Lender-Defined EBITDA during the quarter ending March 31, 2003, and

                  o $21.550 million of Lender-Defined EBITDA for the twelve-month period ending March 31, 2003, and for each twelve month period ending each fiscal quarter thereafter.

         Our Lender-Defined EBITDA for the nine months ended December 31, 2002 was a positive $1.2 million, and our Lender-Defined EBITDA for the three months ended December 31, 2002 was a negative $10.7 million. Those amounts were less than the amounts required under the Revolver covenant for those periods. In the absence of a $16.9 million asset impairment charge, our Lender-Defined EBITDA would have exceeded the covenant requirement, and the lender under our Revolver has waived our noncompliance with the covenant requirement. We anticipate that as a result of an additional asset impairment charge in the first quarter of 2003, we will also be required to seek a waiver from the lender under our Revolver with respect to our compliance with the covenant requirement for that quarter. In addition, we anticipate that impairment charges in the fourth quarter of 2002 and the first quarter of 2003 will likely result in the need for future waivers from the lender under our Revolver, since the impairments will have a negative effect on Lender-Defined EBITDA for the twelve-month periods ending each quarter through March 31, 2004.

         As a result of the amendments, we are also required to maintain Liquidity (as defined) of at least $5.0 million, and limit our capital expenditure levels to $20.0 million in 2002 and $25.0 million in each fiscal year thereafter. At December 31, 2002, our Liquidity was $14.2 million, consisting of borrowing availability of $11.4 million and cash of $2.8 million. Capital expenditures were $10.6 million during 2002 (a level limited by liquidity constraints), and we estimate capital expenditures will be approximately $13.2 million during 2003.

         The Revolver also provides that as a condition of borrowings there shall not have occurred any material adverse change in our business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).

         If the required Lender-Defined EBITDA level under the Revolver is not met and the lender under the Revolver does not waive our failure to comply with the requirement, we will be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur or have occurred, our lender can exercise its rights under the Revolver and refuse to make further advances. Following any such refusal, customer receipts would be applied to our borrowings under the Revolver, and we would not have the ability to reborrow. This would cause us to suffer a rapid loss of liquidity and we would lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow our lender to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under our Senior Notes which would provide the holders of our Senior Notes with the right to accelerate the $200 million in Senior Notes outstanding and demand immediate repayment. See " - Risks - The restrictive terms of our indebtedness may limit our ability to grow and compete and prevent us from fulfilling our obligations under our indebtedness" below.

         Our Senior Guaranteed Notes and Senior Floating Notes (collectively referred to as the "Tranche A Notes") provide that, within 60 days after each calendar quarter during 2003 through 2006, we are required to redeem (i) $2.5 million principal amount of Tranche A Notes if Pioneer Americas' net income before extraordinary items, other income, net, interest, income taxes, depreciation and amortization (which we refer to as Pioneer Americas' EBITDA) for such calendar quarter is greater than $20 million but less than $25 million,
(ii) $5 million principal amount of Tranche A Notes if Pioneer Americas' EBITDA for such calendar quarter is greater than $25 million but less than $30 million and (iii) $7.5 million principal amount of Tranche A Notes if Pioneer Americas' EBITDA for such calendar quarter is greater than $30 million, in each case plus accrued and unpaid interest thereon to the redemption date.

         Although we will not receive any cash proceeds from our settlement with CRC, we expect the settlement to result in a net gain of approximately $66 million in the first quarter of 2003. Due to the assignment of our long-term hydropower contracts to the Southern Nevada Water Authority and the resulting higher energy prices under the new supply agreement effective in 2003, we expect to record an approximate $41 million impairment of the Henderson facility as the result of reduced plant profitability estimates. The net impact of the foregoing, which we expect will increase Pioneer Americas' EBITDA by approximately $25 million for the first quarter of 2003, may result in a partial redemption obligation under our Tranche A Notes as described above. Any such redemption would also accelerate our obligation to repay approximately $3.6 million in principal and interest on certain other notes. See " - Recent Developments - Settlement of Dispute with the Colorado River Commission" above and " - Asset Impairments" below.

         Excluding the potential impact of the redemption obligation discussed above, in 2003 we expect to have cash requirements, in addition to operating and administrative costs, of approximately $40.3 million in the aggregate, consisting of the following: (i) interest payments of $19.5 million, (ii) capital expenditures of $13.2 million, (iii) bankruptcy-related vendor payments of $1.0 million, (iv) severance payments of $1.7 million and (v) contractual debt repayments of $4.9 million. We expect to fund these obligations through available borrowings under our Revolver and internally-generated cash flows from operations, including changes in working capital. We can provide no assurance that we will have sufficient resources to fund all of these obligations and investments.

         Due to the uncertainties affecting our liquidity as a result of the restrictive financial covenants and redemption obligations described above, no assurances can be made regarding our ability to continue as a going concern.

ASSET IMPAIRMENTS

         As indicated above, the settlement of the dispute with CRC in 2003 involved the assignment of our low-cost, long-term hydropower resource rights to the Southern Nevada Water Authority. The anticipated increase in power costs at our Henderson facility due to the assignment of these hydropower rights as a result of the settlement agreement necessitated an impairment analysis of our Henderson facility during the first quarter of 2003. Based on the results of that analysis, we expect to record an impairment of approximately $41 million in March 2003.

         Due to poor chlorine markets and historically high power costs in the Pacific Northwest, resulting in part from difficulties in the California energy market and a severe drought, we curtailed production operations at our Tacoma plant by 50% in March 2001 and idled the remaining Tacoma chlor-alkali production in March 2002. Due to the continuation of the shutdown and uncertainty as to when we will restart the Tacoma facility, we reviewed the Tacoma facility for impairment as of December 31, 2002. Based on our analysis, we determined that the book value of the facility exceeded its estimated fair value, and we recognized a $16.9 million impairment loss in December 2002.

PRICING, PRODUCTION, DISTRIBUTION AND MARKETING

Pricing

         In 2002 our average ECU netback was $270 compared to $336 in 2001 and $327 in 2000. Chlor-alkali demand in the United States grew by approximately 1% during 2002, primarily led by improved demand for vinyl products during the first half of the year. Strong vinyl demand pushed up operating rates and created a surplus of caustic soda, resulting in sharply lower caustic soda prices by the second quarter. The effects of capacity rationalization (including our idling of our Tacoma chlor-alkali plant in March 2002) allowed caustic soda pricing to begin a recovery during the third quarter. By mid-year the ECU netback had begun to recover and reached the $300 mark in July. Cash flows near the end of the year began to improve as the ECU netback remained between $300 and $322. During the first quarter of 2003, we announced price increases, and we have also announced our intention to impose a fuel cost surcharge in the future, based on increases in the market price of natural gas (which is a basic component of the cost of electricity, our largest raw material cost). We intend to implement the price increases during the second quarter of 2003 as contracts permit, although individual contract terms will in some cases limit or prohibit the imposition of the increases, and competitive restraints may also affect the realization of the increases.

Production

         The production of chlor-alkali products principally requires salt, electricity and water as raw materials. In 2002, approximately 8% of our cost of sales-product was attributable to our salt requirements and 22% of our cost of sales-product was attributable to our power requirements. The amounts expended for salt and power, as a percentage of our cost of sales-product, have generally averaged 7% and 24%, respectively, for the last three years. Our salt supplies are provided under long-term contracts and adequate water supplies are available at each of our operating locations. We procure most of our energy requirements from sources that rely on hydropower or natural gas. During 2002, our costs for power decreased $16.9 million from 2001, of which $14.2 million was attributable to the idling of the Tacoma facility. Our power costs in 2001 were $10 million lower than in 2000. Our energy costs associated with producing chlor-alkali products can materially affect our results of operations since each one dollar change in our cost for a megawatt hour of electricity generally results in a corresponding change in our cost to produce an ECU of approximately $2.75.

         Generally, electric power supplies for our Henderson facility are primarily provided by CRC under a new long-term supply contract. Variations in the cost of power used at our Henderson facility have a material impact on that facility's cost structure. See " - Recent Developments - Settlement of Dispute with the Colorado River Commission" above.

         Electric power for our Becancour and Dalhousie facilities are provided under public utility tariffs that are based to a substantial extent on low-cost hydropower resources, which enables us to procure electricity at economical rates. The St. Gabriel facility, like many in the industry, uses electricity under a public utility tariff that is based primarily on natural gas resources and that typically costs more than electricity provided under contracts that rely on hydropower sources. Because all of the power requirements for our four chlor-alkali facilities, other than the power procured through the supply contract for our Henderson facility, are procured in regulated markets, our cost for power is primarily determined based on the underlying cost of producing such power (as opposed to market rate pricing). As a result, our Canadian facilities, which procure power from sources that rely on hydropower, are generally able to obtain power at favorable rates that are relatively stable over time. Our U.S. facilities, which procure power from sources that rely on natural gas, will generally experience higher rates than for hydropower as prices are based on the underlying price of natural gas.

         Production rates for chlorine and caustic soda are generally set based upon demand for chlorine, because storage capacity for chlorine is both limited and expensive. When demand for chlorine is high and operational capacity is expanded accordingly, an increase in the supply of both chlorine and caustic soda occurs since chlorine and caustic soda are produced in a fixed ratio. The price of caustic soda is depressed as there is insufficient demand for the increased supply. This imbalance may have the short-term effect of limiting our operating profits as improving margins in chlorine may be offset by declining margins in caustic soda. When demand for chlorine declines to a level below plant operational capacity and available storage is filled, production operations must be curtailed, even if demand for caustic soda has increased. This imbalance may also have the short-term effect of limiting our operating profits as improving margins in caustic soda may be offset by both declining margins in chlorine and the reduced production of both products. Our railcars can, under certain circumstances, be used to provide additional storage capacity.

Distribution

         The chlorine that we produce is transported to our customers in railcars and trucks, and with respect to customers near our plant in St. Gabriel, Louisiana, by pipelines. Caustic soda is transported by railcars, trucks, ships or barges. Our other products, such as bleach and hydrochloric acid, are transported by railcars or trucks. We lease a fleet of approximately 2,000 railcars, and use third-party transportation operators for truck and water-borne distribution.

Marketing

         Chlorine and caustic soda are commodity chemicals that we typically sell under contracts to customers in the United States and Canada, although we occasionally export an immaterial amount of caustic soda on a spot basis. These contracts contain pricing that is generally determined on a quarterly basis by mutual agreement. Because chlorine and caustic soda are commodity chemicals and our contracts typically contain "meet or release clauses" that allow the customer to terminate the contract if we do not meet a better price obtained by the customer from a competitor for the product, price is the principal method of competition. Both the chlorine and caustic soda markets have been, and are likely to continue to be, cyclical. Periods of high demand, high capacity utilization and increasing operating margins tend to result in new plant investments and increased production until supply exceeds demand, followed by a period of declining prices and declining capacity utilization until the cycle is repeated. See " - Risks - Our operating results could be negatively affected during economic downturns" below.

         Approximately 28% of our 2002 revenues was derived from sales of products for use in the water treatment industry, approximately 26% resulted from sales for use in the pulp and paper industry, and approximately 7% was derived from sales for use by urethane producers. We rely heavily on repeat customers, and our management and dedicated sales personnel are responsible for developing and maintaining successful long-term relationships with key customers. No customer accounted for more than 10% of our total revenues in any of our last three fiscal years.

COMPETITION

         The chlor-alkali industry is highly competitive. Many of our competitors, including the Dow Chemical Company ("Dow"), Occidental Chemical Corporation ("OxyChem"), and PPG Industries, Inc., are larger and have greater financial resources than we do. Our ability to compete effectively depends on our ability to maintain competitive prices, to provide reliable and responsive service to our customers and to operate in a safe and environmentally responsible manner. Our cost structure is also a factor in determining whether we can compete effectively. While a significant portion of our business is based upon widely available technology, capital requirements and the difficulty in obtaining permits for the production of chlor-alkali and chlor-alkali related products may be barriers to entry.

         North America represents approximately 29% of world chlor-alkali annual production capacity, with approximately 15.8 million tons of chlorine and 16.7 million tons of caustic soda production capacity. OxyChem and Dow are the two largest chlor-alkali producers in North America, together representing approximately 51% of North American capacity. The remaining capacity is held by approximately 20 companies. Approximately 72% of North American chlor-alkali capacity is located on the Gulf Coast. We believe that our chlor-alkali capacity represents approximately 5% of total North American production capacity. The chlorine and caustic soda currently produced at our Henderson facility provides a significant source of supply for the West Coast region, where we believe that we are the largest supplier of chlorine and bleach for water treatment purposes. We believe our strong regional presence in eastern Canada and the western United States contributes to the competitiveness of our operations.

         Our St. Gabriel and Dalhousie facilities use a mercury cell production process that yields premium grade, low-salt caustic soda, a niche product that is required for certain end-uses and as a result can command premium prices. Our nine-mile pipeline is used to transport chlorine from our St. Gabriel facility to our customers at the Geismar industrial complex, and two customers with plants adjacent to the facility are also served by pipeline connections. The resulting advantage in transportation costs also distinguishes us from our competitors.

TECHNOLOGY

         We utilize three different technologies in the production of chlor-alkali products through the electrolysis of brine: diaphragm cell technology, mercury cell technology and membrane cell technology. Diaphragm cell technology, which is used for approximately 60% of our production capacity, employs a coated titanium anode, a steel cathode and an asbestos or asbestos/polymer separator. While diaphragm cell technology consumes less power, it produces caustic soda with a relatively higher salt content that requires evaporation with steam to reach a commercial concentration. Mercury cell technology, which is used in approximately 31% of our production capacity, employs a coated titanium anode and flowing mercury as a cathode. Mercury cell technology produces higher purity caustic soda that does not require evaporation, but it consumes relatively more power and the mercury requires heightened handling and disposal practices. Membrane cell technology, which is used in approximately 9% of our production capacity and is generally the most efficient technology, employs a coated titanium anode, a nickel cathode and a fluorocarbon membrane separator. Membrane cell technology produces higher purity caustic soda, and its advantages include lower power consumption and low steam consumption. See Item 2 "Properties - Facilities" below for information regarding the use of these technologies by our chlor-alkali production facilities.

ENVIRONMENTAL REGULATION - U.S.

         General. Various federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, affect our operations and costs. In particular, our activities in connection with the production of chlor-alkali and chlor-alkali related products are subject to stringent environmental regulation. As with the industry generally, compliance with existing and anticipated regulations affects our overall cost of business. Areas affected include capital costs to construct, maintain and upgrade equipment and facilities. While these regulations affect our capital expenditures and earnings, we believe that these regulations do not affect our competitive position in that the operations of our competitors that comply with such regulations are similarly affected. Environmental regulations have historically been subject to frequent change by regulatory authorities, and we are unable to predict the ongoing cost to us of complying with these laws and regulations or the future impact of such regulations on our operations. Violation of federal or state environmental laws, regulations and permits can result in the imposition of significant civil and criminal penalties, injunctions and construction bans or delays. A discharge of chlorine or other hazardous substances into the environment could, to the extent such event is not insured, subject us to substantial expense, including both the cost to comply with applicable regulations and claims by neighboring landowners and other third parties for personal injury and property damage.

         Air Emissions. Our U.S. operations are subject to the Federal Clean Air Act and comparable state and local statutes. We believe that our operations are in substantial compliance with these statutes in all states in which we operate.

         Amendments to the Federal Clean Air Act enacted in late 1990 (the "1990 Federal Clean Air Act Amendments") require or will require most industrial operations in the U.S. to incur capital expenditures in order to meet air emission control standards developed by the Environmental Protection Agency (the "EPA") and state environmental agencies. Among the requirements that are potentially applicable to us are those that require the EPA to establish hazardous air pollutant emissions limitations and control technology requirements for chlorine production facilities. In 2002 the EPA issued draft hazardous air pollutant emissions limitations for mercury-cell chlor-alkali facilities, which if adopted will apply to our St. Gabriel facility. We anticipate that the cost that we will incur to comply with the regulation will be approximately $3.0 million. It is expected that the regulation will be adopted in 2003 with a two-year period to achieve compliance. Although we can give no assurances, we believe implementation of the 1990 Federal Clean Air Act Amendments will not have a material adverse effect on our financial condition or results of operations.

         Most of our plants manufacture or use chlorine, which is in gaseous form if released into the air. Chlorine gas in relatively low concentrations can irritate the eyes, nose and skin and in large quantities or high concentrations can cause permanent injury or death. From 1999 to date, there have been minor releases at our plants, none of which has had any known impact on human health or the environment. Those releases were controlled by plant personnel, and there were no material claims against us as a result of those incidents. We maintain systems to detect emissions of chlorine at our plants, and the St. Gabriel and Henderson facilities are members of their local industrial emergency response networks. We believe that our insurance coverage is adequate with respect to costs that might be incurred in connection with any future release, although there can be no assurance that we will not incur substantial expenditures that are not covered by insurance if a major release occurs in the future.

         Water. The Federal Water Pollution Control Act of 1972 ("FWPCA") imposes restrictions and strict controls regarding the discharge of pollutants into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters. The FWPCA imposes substantial potential liability for the costs of removal, remediation and damages. We maintain wastewater discharge permits for many of our facilities pursuant to the FWPCA and comparable state laws. Where required, we have also applied for permits to discharge stormwater under such laws. We believe that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on our financial condition or results of operations.

         Some states maintain groundwater and surfacewater protection programs that require permits for discharges or operations that may impact groundwater or surfacewater conditions. The requirements of these laws vary and are generally implemented through a state regulatory agency. These water protection programs typically require site discharge permits, spill notification and prevention and corrective action plans. We plan to spend approximately $3.0 million during the next two years on improvements at our Henderson facility to discontinue the use of two chlor-alkali wastewater disposal ponds, replacing them with systems to recycle wastewater, and to convert a third wastewater disposal pond into a stormwater retention pond.

         Solid Waste. We generate non-hazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA is considering the adoption of stricter disposal standards for non-hazardous wastes. RCRA also governs the disposal of hazardous wastes. We are not currently required to comply with a substantial portion of RCRA's requirements because many of our operations do not generate quantities of hazardous wastes that exceed the threshold levels established under RCRA. However, it is possible that additional wastes, which could include wastes currently generated during operations, will in the future be designated as "hazardous wastes." Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Such changes in the regulations could result in additional capital expenditures and operating expenses.

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

         Environmental Remediation. Contamination resulting from spills of hazardous substances is not unusual within the chemical manufacturing industry. Historic spills and past operating practices have resulted in soil and groundwater contamination at several of our facilities and at certain sites where operations have been discontinued. We are currently addressing soil and/or groundwater contamination at several sites through assessment, monitoring and remediation programs with oversight by the applicable state agency. In some cases, we are conducting this work under administrative orders. We believe that adequate accruals have been established to address all known remedial obligations. In the aggregate, we have estimated that the total liability for addressing these sites is approximately $11.6 million although there can be no guarantee that the actual remedial costs or associated liabilities will not exceed this amount. At some of these locations, the regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources. We could be required to incur additional costs to construct and operate remediation systems in the future.

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

ENVIRONMENTAL LAWS - CANADA

         General. Our Canadian facilities are governed by federal environmental laws administered by Environment Canada and by provincial environmental laws enforced by administrative agencies. Many of these laws are comparable to the U.S. laws described above. In particular, the Canadian environmental laws generally provide for control and/or prohibition of pollution, for the issuance of certificates of authority or certificates of authorization, which permit the operation of regulated facilities and prescribe limits on the discharge of pollutants, and for penalties for the failure to comply with applicable laws. These laws include the substantive areas of air pollution, water pollution, solid and hazardous waste generation and disposal, toxic substances, petroleum storage tanks, protection of surface and subsurface waters, and protection of other natural resources. However, there is no Canadian law similar to CERCLA that would make a company liable for legal off-site disposal.

         The Canadian Environmental Protection Act (the "CEPA") is the primary federal statute that governs environmental matters throughout the provinces. The federal Fisheries Act is the principal federal water pollution control statute. This law would apply in the event of a spill of caustic soda or another deleterious substance that adversely impacts marine life in a waterway. The Becancour, Dalhousie and Cornwall facilities are all adjacent to major waterways and are therefore subject to the requirements of this statute. The Chlor-Alkali Mercury Release Regulations and the Chlor-Alkali Mercury Liquid Effluent Regulations, adopted under the CEPA, regulate the operation of the Dalhousie facility. In particular, these regulations provide for the quantity of mercury a chlor-alkali plant may release into the ambient air and the quantity of mercury that may be released with liquid effluent. We believe we have operated and are currently operating in compliance with these statutes.

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

         Payments for environmental liabilities under the ZENECA Indemnity, together with other non-environmental liabilities for which the ZENECA Companies agreed to indemnify us, are limited to approximately $65 million. To date we have been reimbursed for approximately $12 million of costs covered by the ZENECA Indemnity, but the ZENECA Companies may have directly incurred additional costs that would further reduce the total amount remaining under the ZENECA Indemnity. In 1994, we recorded a $3.2 million environmental reserve related to pre-closing actions at sites that are the responsibility of the ZENECA Companies. At the same time a receivable was recorded from the ZENECA Companies for the same amount. It is our policy to record such amounts when a liability can be reasonably estimated. In 2000, based on the results of a third-party environmental analysis, the $3.2 million environmental reserve and receivable were adjusted to the discounted future cash flows for estimated environmental remediation, which was $2 million. In the course of evaluating future cash flows upon emerging from bankruptcy, we determined that the timing of future cash flows for environmental work is uncertain and that those cash flows no longer qualify for discounting under generally accepted accounting principles. As a result, we no longer discount the environmental liabilities and related receivables, which are now recorded at their undiscounted amounts of $3.2 million at December 31, 2002.

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

         Pioneer Americas Sellers' Indemnity. In connection with the 1995 transaction pursuant to which we acquired all of the outstanding common stock and other equity interests of a predecessor of Pioneer Americas from the holders of those interests (the "Sellers"), the Sellers agreed to indemnify us and our affiliates for certain environmental remediation obligations, arising prior to the closing date from or relating to certain plant sites or arising before or after the closing date with respect to certain environmental liabilities relating to certain properties and interests held by us for the benefit of the Sellers (the "Contingent Payment Properties"). Amounts payable in respect of such liabilities would generally be payable as follows: (i) out of specified reserves established on the predecessor's balance sheet at December 31, 1994;
(ii) either by offset against the amounts payable under the $11.5 million in notes payable by us to the

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

         A third-party environmental analysis that was performed on all of our sites subject to the indemnity provided the basis for the anticipated environmental liability. We then adjusted the remediation reserve on our balance sheet to the discounted future cash flows for estimated environmental remediation. As a result of the above transaction and the new environmental analysis, we reported a pre-tax gain of $1.8 million during the second quarter of 2000, which was reflected as a reduction of cost of sales. As indicated above, we are no longer discounting the environmental liabilities and related receivables, which are now recorded at their undiscounted amounts of $11.6 million at December 31, 2002.

         OCC Tacoma Indemnity. We acquired the chlor-alkali facility in Tacoma from OCC Tacoma, Inc. ("OCC Tacoma"), a subsidiary of OxyChem, in June 1997. In connection with the acquisition, OCC Tacoma agreed to indemnify us with respect to certain environmental matters, which indemnity is guaranteed by OxyChem. In general, OCC Tacoma has agreed to indemnify us against damages incurred for remediation of certain environmental conditions, for certain environmental violations caused by pre-closing operations at the site and for certain common law claims. The conditions subject to the indemnity are sites at which hazardous materials have been released prior to closing as a result of pre-closing operations at the site. In addition, OCC Tacoma has agreed to indemnify us for certain costs relating to releases of hazardous materials from pre-closing operations at the site into the Hylebos Waterway, site groundwater containing certain volatile organic compounds that must be remediated under an RCRA permit, and historical disposal areas on the embankment adjacent to the site for maximum periods of 24 or 30 years from the June 1997 acquisition date, depending upon the particular condition, after which we will have full responsibility for any remaining liabilities with respect to such conditions. OCC Tacoma may obtain an early expiration date for certain conditions by obtaining a discharge of liability or an approval letter from a governmental authority. At this time we cannot determine if the presently anticipated remediation work will be completed prior to the expiration of the indemnity or if additional remedial requirements will be imposed thereafter.

         OCC Tacoma has also agreed to indemnify us against certain other environmental conditions and environmental violations caused by pre-closing operations that are identified after the closing. Environmental conditions that are subject to formal agency action before June 2002 or to an administrative or court order before June 2007, and environmental violations that are subject to an administrative or court order before June 2002, will be covered by the indemnity up to certain dollar amounts and time limits. We have agreed to indemnify OCC Tacoma for environmental conditions and environmental violations identified after the closing if (i) an order or agency action is not imposed within the relevant time frames or (ii) applicable expiration dates or dollar limits are reached. As of December 31, 2002, no orders or agency actions had been imposed.

         The EPA has advised OCC Tacoma and us that we have been named as a "potentially responsible party" in connection with the remediation of the Hylebos Waterway in Tacoma, by virtue of our current ownership of the Tacoma site. The state Department of Ecology notified OCC Tacoma and us of its concern regarding high pH groundwater in the Hylebos Waterway embankment area and has requested additional studies. OCC Tacoma has acknowledged its obligation to indemnify us against liability with respect to the remediation activities, subject to the limitations included in the indemnity agreement. We have reviewed the time frames currently estimated for remediation of the known environmental conditions associated with the plant and adjacent areas, including the Hylebos Waterway, and we presently believe that we will have no material liability upon the termination of OCC Tacoma's indemnity. However, the OCC Tacoma indemnity is subject to limitations as to dollar amount and duration, as well as certain other conditions, and there can be no assurance that such indemnity will be adequate to protect us, that remediation will proceed on the present schedule, that it will involve the presently anticipated remedial methods, or that unanticipated conditions will not be identified. If these or other changes occur, we could incur a material liability for which we are not insured or indemnified.

         PCI Canada Acquisition Indemnity. In connection with our acquisition of the assets of PCI Canada in 1997, Imperial Chemical Industrials PLC ("ICI") and certain of its affiliates (together the "ICI Indemnitors") agreed to indemnify us for certain liabilities associated with environmental matters arising from pre-closing operations of the Canadian facilities. In particular, the ICI Indemnitors have agreed to retain unlimited responsibility for environmental liabilities associated with the Cornwall site, liabilities arising out of the discharge of contaminants into rivers and marine sediments and liabilities arising out of off-site disposal sites. The ICI Indemnitors are also subject to a general environmental indemnity for other pre-closing environmental matters. This general indemnity will terminate on October 31, 2007, and is subject to a limit of $25 million (Cdn). We may not recover under the environmental indemnity until we have incurred cumulative costs of $1 million (Cdn), at which point we may recover costs in excess of $1 million (Cdn). As of December 31, 2002, we had incurred no cumulative costs towards the $25 million (Cdn) indemnity.

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

         In March 2003 we initiated arbitration proceedings to resolve a dispute with ICI regarding the applicability of certain of ICI's covenants with respect to approximately $1.3 million of equipment modification costs that we incurred to achieve compliance with air emissions standards at the Becancour facility. We believe that the indemnity provided by ICI will be adequate to address the known environmental liabilities at the acquired facilities, and that residual liabilities, if any, incurred by us will not be material.

RISKS

Our operating results could be negatively affected during economic downturns.

         The businesses of most of our customers are, to varying degrees, cyclical and have historically experienced periodic downturns. These economic and industry downturns have been characterized by diminished product demand, excess manufacturing capacity and, in most cases, lower average selling prices. Therefore, any significant downturn in our customers' markets or in global economic conditions could result in a reduction in demand for our products and could adversely affect our results of operations and financial condition. As a result of the depressed economic conditions beginning in the fourth quarter of 2000 and continuing throughout 2001 and into 2002, our vinyls, urethanes and pulp and paper customers had lower demand for our chlor-alkali products. This lower demand materially adversely affected our business and results of operations. While demand from the vinyl and urethane industries increased during the latter half of 2002, providing positive benefits to our business and results of operations, domestic economic conditions are still uncertain and could materially adversely affect demand for our products in 2003 or thereafter.

         Although we sell only a small percentage of our products directly to customers abroad, a large part of our financial performance is dependent upon economies beyond the United States and Canada. Our customers sell a portion of their products abroad and caustic soda is often imported from overseas when market conditions make it economical to do so. As a result, our business is affected by general economic conditions and other factors beyond the United States and Canada, including fluctuations in interest rates, market demand, labor costs and other factors beyond our control. The demand for our customers' products, and therefore, our products, as well as the domestic supply of caustic soda, is directly affected by such fluctuations. There can be no assurance that events having a material adverse effect on the industry in which we operate will not occur or continue, such as a further downturn in the world economies, increases in interest rates, unfavorable currency fluctuations or a prolonged slowdown in the industries which consume our chlor-alkali products.

Our profitability could be reduced by declines in average selling prices.

         Our historical operating results reflect the cyclical and sometimes transitory nature of the chemical industry. We experience cycles of fluctuating supply and demand in our chlor-alkali products business, which result in changes in selling prices. Periods of high demand, tight supply and increasing operating margins tend to result in increased capacity and production until supply exceeds demand, generally followed by periods of oversupply and declining prices. For example, in 1995 and 1996, the chlor-alkali industry was very profitable due to a tight supply/demand balance, which resulted in both higher operating rates and higher ECU prices. Higher profits led to reinvestment to expand capacity. This new capacity became operational in 1998 and 1999, resulting in industry over-capacity. This imbalance was exacerbated by falling demand as a result of the Asian financial crisis. The supply/demand imbalance resulted in both lower operating rates and lower ECU prices, and in 1999, many chlor-alkali producers had operating losses. The supply/demand balance improved due to improved economic conditions in 2000 compared to 1999, and ECU prices increased in 2000 compared to 1999. As the U.S. and world economies deteriorated in 2001 and early 2002, the chlor-alkali industry again experienced a period of oversupply because of lower industry demand for both chlorine and caustic soda. That in turn led to a reduction in industry capacity, including the idling of our own Tacoma chlor-alkali facility. Beginning in mid-2002, a combination of higher industry demand and reduced industry capacity resulted in an increase in ECU prices.

         When demand for chlorine is high and operational capacity is expanded accordingly, an increase in the supply of both chlorine and caustic soda occurs since chlorine and caustic soda are produced in a fixed ratio. In that event the price of caustic soda may be depressed if there is insufficient demand for the increased supply. This imbalance may have the short-term effect of limiting our operating profits as improving margins in chlorine may be offset by declining margins in caustic soda. When demand for chlorine declines to a level below plant operational capacity and available storage is filled, production operations must be curtailed, even if demand for caustic soda has increased. This imbalance may also have the short-term effect of limiting our operating profits as improving margins in caustic soda may be offset by both declining margins in chlorine and the reduced production of both products. When substantial imbalances occur, we will often face reduced prices or take actions that could have a material adverse effect on our results of operations and financial condition.

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

         Energy costs comprise the largest component of the raw material costs associated with producing chlor-alkali products. As a result, and because we have limited ability to influence pricing, increases in the cost of energy can materially adversely affect our results of operations and may cause our production of chlor-alkali products to become uneconomical. Increases in natural gas prices increase our cost of operations at our facilities that procure their power from sources that rely on natural gas to generate power. Likewise, drought conditions can have the effect of increasing the price that our facilities must pay to procure power from sources that rely on hydropower to produce energy, and drought conditions or other factors that decrease the availability of hydropower may cause us to have to purchase power from other, more expensive sources. As a result of the settlement of our dispute with CRC, the power requirements of our Henderson facility are now primarily based on market rates (rather than the below-market rates under the contracts that were assigned to the Southern Nevada Water Authority) and supplied from sources that rely on natural gas to generate power, rather than hydropower, and natural gas based power has generally been more costly than hydropower and has experienced greater price volatility in the past. The current contract with CRC terminates in 2006, and in the absence of an extension of the term it will be necessary to seek an alternative arrangement for the purchase of power for our Henderson facility, and any such arrangement might involve greater costs.

         To the extent our competitors are able to secure less expensive power than we are due to their geographic location or otherwise, we will be unable to compete economically with them in terms of price. We are unable to predict the future impact that energy prices may have on the results of our operations. See " - Pricing, Production, Distribution and Marketing" above.

The restrictive terms of our indebtedness may limit our ability to grow and compete and prevent us from fulfilling our obligations under our indebtedness.

As of December 31, 2002, we had approximately $214.7 million of Senior Secured Debt outstanding, as well as $12.4 million of other notes. Our borrowings under the Revolver as of February 28, 2003 were $15.2 million. As of that date, our $30 million Revolver commitment was subject to borrowing base limitations related to the level of accounts receivable, inventory and reserves, and was further reduced by letters of credit that were outstanding on that date. As a result, on February 28, 2003, our additional availability under the Revolver was approximately $11.5 million and our Liquidity was $13.1 million. Our operating flexibility is limited by covenants contained in our debt instruments, including our Senior Notes and Revolver, which limit our ability to incur additional indebtedness, prepay or modify debt instruments, create additional liens upon assets, guarantee any obligations, sell assets and make dividend payments. Our compliance with the covenants contained in our debt instruments could limit our ability to grow and compete and prevent us from fulfilling our obligations under those debt instruments.

         Our Revolver requires us to generate a specified amount of Lender-Defined EBITDA. We cannot provide any assurance that we will generate the necessary level of earnings, and our failure to do so would constitute a default under the Revolver, unless the lender under our Revolver agrees to waive the default. A default, if not waived, could have a material adverse effect on our business, financial condition and results of operations. A default under our Revolver, which would also constitute a default under our Senior Notes, would give the lender under the Revolver and the holders of the Senior Notes the right to cause the acceleration of all indebtedness outstanding thereunder. This would cause us to suffer a rapid loss of liquidity and we would lose the ability to operate on a day-to-day basis. In addition, the lender under our Revolver may refuse to make further advances if a material adverse change in our business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise) has occurred.

         Our Lender-Defined EBITDA for the nine months ended December 31, 2002 was a positive $1.2 million, and our Lender-Defined EBITDA for the three months ended December 31, 2002 was a negative $10.7 million. Those amounts were less than the amounts required under the Revolver covenant for those periods. Since in the absence of a fourth quarter 2002 asset impairment charge of $16.9 million (as discussed above) our Lender-Defined EBITDA would have exceeded the covenant requirement, the lender under our Revolver has waived our noncompliance with the covenant requirement. We anticipate that as a result of an additional asset impairment charge in the first quarter of 2003, we will also be required to seek a waiver from the lender under our Revolver with respect to our compliance with the covenant requirement for that quarter. In addition, we anticipate that impairment charges for the fourth quarter of 2002 and the first quarter of 2003 will likely result in the need for future waivers from the lender under our Revolver, since the impairments will have a negative effect on Lender-Defined EBITDA for the twelve-month periods ending each quarter through March 31, 2004.

         During March 2002, the lender under the Revolver advised us that it believed that a material adverse change had occurred, although it continued to fund loans under the Revolver. In order to address concerns about adverse changes in our financial condition and the possibility that we might not comply with the financial covenant included in the Revolver during the remainder of 2002, we had discussions with the lender on the proposed terms of an amendment to the Revolver. The lender rescinded its notice that a material adverse change had occurred. We entered into the April 2002 amendment to our Revolver (the "First Amendment") to (i) revise the Revolver's financial covenant to exclude the effects of changes in the fair value of derivative instruments, (ii) eliminate the availability of interest rates based on the London interbank offered rate ("LIBOR") and (iii) replace the previously applicable margin over the prime rate (the "Previous Rate") with the Previous Rate plus 2.25% for all loans that are and will be outstanding under the Revolver. We paid a forbearance fee of $250,000 in connection with the First Amendment. Also in connection with the First Amendment, we agreed with our lender to effect another amendment to further revise the financial covenant to exclude realized gains and losses (except to the extent such losses are paid by us) on derivatives, to take into account our expectations for the amount of Lender-Defined EBITDA that would be generated during 2002 as agreed to by the lender, and to add such other financial covenants to the Revolver as the lender deemed necessary to monitor our performance in meeting such projections. The June 2002 amendment to the Revolver (the "Second Amendment") requires us to meet the Lender-Defined EBITDA amounts set forth above and adds the additional financial covenants contemplated in the First Amendment. The additional covenants require us to maintain Liquidity (as defined in the Second Amendment) of at least $5.0 million, and limit capital expenditure levels to $20.0 million in 2002 and $25.0 million in each fiscal year thereafter. At December 31, 2002, our liquidity was $14.2 million. Capital expenditures were $10.6 million during 2002. We estimate capital expenditures will be approximately $13.2 million during 2003. See " - Matters Affecting our Liquidity" above and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Part II of this report.

         Our Tranche A Notes provide that, within 60 days after each calendar quarter during 2003 through 2006, we are required to redeem (i) $2.5 million principal amount of Tranche A Notes if Pioneer Americas' EBITDA for such calendar quarter is greater than $20 million but less than $25 million, (ii) $5 million principal amount of Tranche A Notes if Pioneer Americas' EBITDA for such calendar quarter is greater than $25 million but less than $30 million and (iii) $7.5 million principal amount of Tranche A Notes if Pioneer Americas' EBITDA for such calendar quarter is greater than $30 million, in each case plus accrued and unpaid interest thereon to the redemption date, provided that, if Pioneer Americas' excess cash flow for specified periods during 2003 through 2006, when multiplied by a percentage determined by reference to its average liquidity, is greater than the applicable principal amount above, then we must redeem the greater principal amount of Tranche A Notes. As a consequence of these redemption requirements, we will not be able to apply any significant amount of our income from operations to the expansion of our business or otherwise until we have redeemed the Tranche A Notes. In addition, we may be required to redeem some or all of the Tranche A Notes due to the increase in Pioneer Americas' EBITDA resulting from non-cash transactions, including the settlement with CRC.

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

         As of December 31, 2002, we had approximately $214.7 million of indebtedness under various loan agreements, including the Revolver, which expires in 2004, the Tranche A Notes due in 2006 and the 10% Senior Secured Notes due in 2008. As of February 28, 2003, our borrowings under our $30 million Revolver were $15.2 million. To the extent that we continue to need access to this amount of committed credit, it will be necessary to extend or replace our Revolver on or before its expiration in 2004. We will also need to redeem or refinance our outstanding Senior Notes on or before their respective due dates. The success of our future financing efforts may depend, at least in part, on:

                  o        general economic and capital market conditions;

                  o credit availability from banks and other financial institutions;

                  o investor confidence in us and the market in which we operate;

                  o        maintenance of acceptable credit ratings;

                  o market expectations regarding our future earnings and probable cash flows;

                  o market perceptions of our ability to access capital markets on reasonable terms; and

                  o        provisions of relevant tax and securities laws.

         We cannot provide any assurance that we would be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our debt obligations. See " - Recent Developments" and " - Matters Affecting our Liquidity" above and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Part II of this report.

We face industry credit risks from concentration of customer base.

         In 2002, approximately 26% of our revenues was generated by sales of products for use in the pulp and paper industry. Poor economic conditions affecting the pulp and paper industry could make it more difficult to collect amounts due from customers in that industry and could reduce future demand for our products from such customers, and as a result there could be a material adverse effect on our financial condition, results of operations or cash flows.

Uncertainty regarding our financial condition may adversely impact our relationship with our trade creditors and our customers.

         Due to prevailing market conditions and other business factors, the uncertainty of our financial condition could cause our suppliers and customers to do business with us only on terms that are more burdensome than those that characterize our current relationship or they may decide to curtail our current business relationship with them. As a result, we could face liquidity issues that could adversely affect our results of operations. There can be no assurances with respect to any actions that our trade creditors, competitors or customers might take in this regard.

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

         We are dependent upon the continued safe operation of our production facilities. Our production facilities are subject to hazards associated with the manufacture, handling, storage and transportation of chemical materials and products, including leaks and ruptures, chemical spills or releases, pollution, explosions, fires, inclement weather, natural disasters, unscheduled downtime and environmental hazards. From time to time in the past, incidents have occurred at our plants, including particularly hazardous chlorine releases, that have temporarily shut down or otherwise disrupted our manufacturing, causing production delays and resulting in liability for injuries, although no such incident has occurred since 1995. Our operating and safety procedures are consistent with those established by the chemical industry as well as those recommended or required by federal, state and local governmental authorities. However, we cannot provide any assurance that we will not experience these types of incidents in the future or that these incidents will not result in production delays or otherwise have a material adverse effect on our business, financial condition or results of operations.

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

The distribution of our products may be disrupted by various events.

         We distribute a large portion of the hazardous chemicals that we produce by railcar, and the rail transportation system in the United States and Canada is subject to various hazards that are beyond our control, such as derailments or weather-related delays. The U.S. transportation system is currently the subject of intensified examination as a result of the risk of terrorist activities, and procedures that may be adopted to deal with that risk may make the distribution of our products more difficult and expensive. The implementation of any such procedures could have a material adverse effect on our business, financial condition or results of operations.

Availability of our operating loss carryforward may be limited by the Internal Revenue Code.

         We have net operating loss carryforwards ("NOLs") for income tax reporting purposes, which may be available for offset against future federal taxable income if generated during the carryforward period. As the result of our emergence from bankruptcy and certain changes in the ownership of Pioneer, the utilization of pre-emergence NOLs is subject to limitation under the Internal Revenue Code and may be substantially and permanently restricted. In addition, while post-emergence NOLs are not subject to limitation, the future realization of such NOLs depends on our ability to maintain adequate liquidity and to generate sufficient taxable income within the carryforward periods. The limitation on NOL utilization may adversely affect our after-tax cash flow in future periods.

We are dependent upon a limited number of key suppliers.

         The production of chlor-alkali products principally requires electricity, salt and water as raw materials, and if the supply of such materials were limited or a significant supplier failed to meet its obligations under our current supply arrangements, we could be forced to incur increased costs which could have a material adverse effect on our financial condition, results of operations or cash flows.

EMPLOYEES

         As of December 31, 2002, we had 652 employees, 299 of which are covered by collective bargaining agreements. Seventy-nine of our employees at our Henderson, Nevada facility are covered by collective bargaining agreements with the United Steelworkers of America and with the International Association of Machinists and Aerospace Workers that are in effect until March 13, 2004. At our Becancour facility, 139 employees are covered by collective bargaining agreements with the Communication, Energy and Paperworkers Union that are in effect until April 30, 2006, and 28 employees at our Cornwall facility are represented by the United Steelworkers Union, with a collective bargaining agreement that expires in November 2003. Forty-five of our employees at the Dalhousie, New Brunswick plant are covered by a collective bargaining agreement with the Communication, Energy and Paperworkers Union of Canada that is in effect until May 2007. Eight employees at our Tacoma bleach facility are covered by a collective bargaining agreement with the Teamsters Union that is in effect until January 2006. Our employees at other production facilities are not covered by union contracts or collective bargaining agreements. We consider our relationship with our employees to be satisfactory, and we have not experienced any strikes or work stoppages.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

         For financial information about our geographic areas of operation, please see the table in Note 15 of our consolidated financial statements, which presents revenues attributable to each of our geographic areas for the years ended December 31, 2002, 2001 and 2000 and assets attributable to each of our geographic areas as of December 31, 2002 and 2001.

ITEM 2. PROPERTIES.

FACILITIES

         The following table summarizes information regarding our principal production, distribution and storage facilities as of February 28, 2003. All property is owned by us unless otherwise indicated.


                 LOCATION                                MANUFACTURED PRODUCTS
                 --------                                ---------------------
                 Becancour, Quebec                       Chlorine and caustic soda
                                                         Hydrochloric acid
                                                         Bleach
                                                         Hydrogen

                 St. Gabriel, Louisiana                  Chlorine and caustic soda
                                                         Hydrogen

                 Henderson, Nevada                       Chlorine and caustic soda
                                                         Hydrochloric acid
                                                         Bleach
                                                         Hydrogen


                 LOCATION                                MANUFACTURED PRODUCTS
                 --------                                ---------------------
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

ITEM 3. LEGAL PROCEEDINGS.

     From time to time and currently, we are involved in litigation relating to claims arising out of our operations in the normal course of our business. We maintain insurance coverage against potential claims in amounts that we believe to be adequate. During the course of our bankruptcy proceedings, Tacoma Power, a municipally-owned utility, filed a claim in the amount of $2.1 million with respect to amounts owed by us to Tacoma Power prior to the filing of the bankruptcy petition. Tacoma Power has asserted that as a result of a state statutory provision, its claim gave rise to a lien against our Tacoma chlor-alkali plant site, so that it is entitled to a cash payment of $2.1 million in full satisfaction of its claim in accordance with the provisions of our plan of reorganization. The Bankruptcy Court has ruled that Tacoma Power's claim is not secured by a lien; consequently, Tacoma Power is entitled to the receipt of a pro rata portion of the 300,000 shares of our common stock allocated by the plan of reorganization to unsecured claims, rather than a cash payment. Tacoma Power has appealed that decision to the U.S. District Court for the Southern District of Texas, and the parties are waiting for a decision from that court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of 2002 to a vote of security holders.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The names, ages and current offices of our executive officers, each of whom is to serve until the officer's successor is elected or appointed and qualified or until the officer's death, resignation or removal by the Board of Directors, are set forth below.

                     NAME AND AGE                      AGE                      OFFICE
                     ------------                      ---                      ------
           Michael Y. McGovern..................        51     Director, President and Chief Executive Officer
           Gary L. Pittman......................        47     Vice President and Chief Financial Officer
           James E. Glattly.....................        56     Vice President, Sales and Marketing
           David A. Scholes.....................        57     Vice President, Manufacturing
           Kent R. Stephenson...................        53     Vice President, General Counsel and Secretary

     Michael Y. McGovern has served as President and Chief Executive Officer since September 2002. He has been a director of Pioneer since December 31, 2001. From April 2001 until January 2003, he was President and Chief Executive Officer and a director of Coho Energy, Inc., a publicly-held oil and gas exploitation, exploration and development company. From 1998 to March 2000 he was Managing Director of Pembrook Capital Corporation, a privately held company involved in providing advisory services to distressed or constrained energy companies, and from July 1993 to October 1997 he was Chairman and Chief Executive Officer of Edisto Resources Corporation and Convest Energy Corporation, which are publicly-held oil and gas exploration and development companies. He also serves as a director of Goodrich Petroleum Corporation, a public oil and gas company.

     Gary L. Pittman has served as Vice President and Chief Financial Officer since December 2002. From April 2000 to September 2002 he was Vice President and Chief Financial Officer of Coho Energy, Inc. From August 1999 to March 2000 he was Chief

Financial Officer of Bell Geospace, Inc., a privately-held data-based oil service company. From 1998 to 1999 he served as a consultant to Perception, Inc., a privately-held kayak manufacturer, and from 1995 to 1997 he was Executive Vice President, Chief Financial Officer and Treasurer of Convest Energy Corporation, a publicly-held oil and gas exploration and production company.

     James E. Glattly has served as Vice President, Sales and Marketing since August 2001. He was Vice President, Marketing from March 2001 to August 2001, Senior Vice President, Sales & Marketing - West from June 1999 to March 2001, and President of a predecessor of Pioneer Americas from December 1996 to June 1999. He was Vice President, Sales and Marketing of predecessors of Pioneer Americas from 1988 to 1996.

     David A. Scholes has served as Vice President, Manufacturing since March 2001. He was Vice President, Manufacturing - U.S. from November 1999 to March 2001, and Vice President - Manufacturing of a predecessor of Pioneer Americas from January 1997 to November 1999. Prior to that time, he was manager of Occidental Chemical Corporation's Houston chemical complex.

     Kent R. Stephenson has served as Vice President, General Counsel and Secretary since June 1995. He was Vice President, General Counsel and Secretary of a predecessor of Pioneer Americas from 1993 to 1995. Prior to 1993, he was Senior Vice President and General Counsel of Zapata Corporation, then an oil and gas services company.

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

     Various statements this report contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Item 1 "Business," Item 2 "Properties" and Item 3 "Legal Proceedings" in Part I of this report and in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A "Quantitative and Qualitative Disclosures About Market Risk" and in the Notes to the consolidated financial statements incorporated into Item 8 of Part II of this report and elsewhere in this report. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution against any undue reliance on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

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

          o disruption of transportation or higher than expected transportation and/or logistics costs;

          o environmental costs and other expenditures in excess of those projected;

          o    changes in laws and regulations inside or outside the United
               States;

          o    uncertainty with respect to interest rates; and

          o the occurrence of extraordinary events, such as the attacks on the World Trade Center and The Pentagon that occurred on September 11, 2001, or the war in Iraq.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

RECENT SALES OF UNREGISTERED SECURITIES

     On December 31, 2001, our plan of reorganization became effective. Under the plan of reorganization, (i) an aggregate of 10,000,000 shares of our common stock were issued to persons who were our creditors immediately prior to effectiveness of the plan of reorganization and (ii) the holders of our senior secured debt existing immediately prior to effectiveness of the plan of reorganization received $200 million principal amount of new senior secured debt. The shares issued to creditors and the new senior secured debt were issued in exchange for our debt and other obligations which were outstanding immediately prior to effectiveness of the plan of reorganization. The common stock and the new senior secured debt were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933 provided by
Section 1145(a)(1) of the U.S. Bankruptcy Code.

MARKET PRICE OF AND DIVIDENDS ON COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is currently quoted on the OTC Bulletin Board under the symbol "PONR." The Class A common stock existing before our reorganization was listed and traded on the NASDAQ SmallCap Market under the symbol "PIONA." There was no established trading market for our Class B common stock that existed prior to our reorganization. The NASDAQ SmallCap Market delisted our Class A common stock on January 12, 2001 after which time the Class A common stock traded on the OTC Bulletin Board under the symbol "PIOAE" until its cancellation on December 31, 2001. On December 31, 2001, all shares of our Class A common stock and Class B common stock existing before our reorganization were cancelled and new shares of our common stock were issued. On February 20, 2002, our newly issued common stock began trading on the OTC Bulletin Board. As of March 11, 2003 we had 10,000,000 shares of common stock outstanding and had 672 shareholders of record. The last sale of shares of our common stock on March 26, 2003 as quoted on the OTC Bulletin Board, was at a price of $4.00.

     The following table contains information about the high and low sales price per share of (i) our Class A common stock before our plan of reorganization became effective on December 31, 2001, and (ii) our common stock following the effectiveness of our plan of reorganization. Sales price information for periods on or before January 12, 2001 reflect prices reported by the NASDAQ SmallCap Market. Sales price information for periods from January 12, 2001 to December 31, 2002 reflects quotes from the OTC Bulletin Board. Information about OTC bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. Quotations on the OTC Bulletin Board are sporadic and currently there is no established public trading market for our common stock.

     As our Class A common stock was cancelled on December 31, 2001, the prices set forth on the following table for 2001 are not relevant to or indicative of the present or future value of our newly issued common stock.

                                                        SALES PRICE
                                                    ---------------------
                                                      HIGH          LOW
                                                    -------      --------
     Currently outstanding shares -- 2002
             Fourth Quarter                         $  3.75      $  1.50
             Third Quarter                             4.00         1.62
             Second Quarter                            2.87         0.96
             First Quarter                             3.19         1.70

     Cancelled Class A shares -- 2001
              Fourth Quarter                        $  0.08      $  0.00
              Third Quarter                            0.18         0.01
              Second Quarter                           0.75         0.03
              First Quarter                            2.00         0.63

DIVIDEND POLICY

     We currently do not anticipate paying dividends on our common stock. The covenants in the agreements related to our Senior Secured Debt prohibit the payment of dividends on our common stock, other than dividends payable solely in our common stock, so long as any Senior Secured Debt remains outstanding. Unless we prepay amounts outstanding on our Senior Secured Debt, we will have borrowings outstanding thereunder until December 31, 2008. Any determination to declare or pay dividends out of funds legally available for that purpose after repayment of our Senior Secured Debt will be at the discretion of our board of directors and will depend on our future earnings, results of operations, financial condition, capital requirements, future contractual restrictions and other factors our board of directors deems relevant. No cash dividends have been declared or paid during the three most recent fiscal years.

EQUITY COMPENSATION PLAN INFORMATION

The following table presents information regarding our 2001 Employee Stock Option Plan as of December 31, 2002:

                                                                                              NUMBER OF SECURITIES
                                                                                              REMAINING AVAILABLE
                                                                                              FOR FUTURE ISSUANCE
                                             NUMBER OF SECURITIES     WEIGHTED AVERAGE           UNDER EQUITY
                                               TO BE ISSUED UPON      EXERCISE PRICE OF       COMPENSATION PLANS
                                                 EXERCISE OF             OUTSTANDING         (EXCLUDING SECURITIES
                                             OUTSTANDING OPTIONS,     OPTIONS, WARRANTS       REFLECTED IN COLUMN
                                              WARRANTS AND RIGHTS        AND RIGHTS                  (a))

           PLAN CATEGORY                             (a)                     (b)                     (c)
--------------------------------------       --------------------     -----------------      ---------------------
Equity compensation plans approved by
security holders* ....................                 718,000          $         2.96                 282,000
Equity compensation plans not approved
by security holders ..................                      --                      --                      --
                                                --------------          --------------          --------------
Total                                                  718,000          $         2.96                 282,000
                                                ==============          ==============          ==============


* The adoption of our 2001 Employee Stock Option Plan was included in our plan of reorganization, as confirmed by the Bankruptcy Court after approval by our creditors.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial information is derived from our consolidated financial statements for periods both before and after emerging from bankruptcy protection on December 31, 2001. Certain amounts have been reclassified in prior years to conform to the current year presentation. Per share information for our company prior to our emergence from bankruptcy (the "Predecessor Company") reflects 7% stock dividends on the Predecessor Company's Class A common stock and Class B common stock in 1999 and 1998. No cash dividends were declared or paid for the periods presented below. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements including the related notes.

     The consolidated statements of operations information for the year ended December 31, 2002 and the consolidated balance sheet information at December 31, 2002 and December 31, 2001 reflects the financial position and operating results after the effect of the plan of reorganization and the application of the principles of fresh start accounting in accordance with the provisions of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Accordingly, such financial information is not comparable to the historical financial information before December 31, 2001.

                                                                               YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------------------------
                                                               2002         2001         2000         1999         1998
                                                             ---------    ---------    ---------    ---------    ---------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             SUCCESSOR
                                                              COMPANY                 PREDECESSOR COMPANY
                                                             ---------    ------------------------------------------------
Statement of Operations Data:
    Revenues ............................................... $ 316,910    $ 383,482    $ 402,908    $ 354,421    $ 441,706
    Cost of sales - product (1) ............................   297,157      349,061      370,997      343,688      358,811

    Cost of sales - derivatives ............................   (12,877)     (10,725)          --           --           --
                                                             ---------    ---------    ---------    ---------    ---------
    Gross profit ...........................................    32,630       45,146       31,911       10,733       82,895
    Selling, general and administrative expenses ...........    23,121       41,526       43,424       49,580       50,162
    Change in fair value of derivatives ....................   (23,566)     110,837           --           --           --
    Asset impairment and other charges (2) .................    21,409       12,938           --           --        1,661
                                                             ---------    ---------    ---------    ---------    ---------
    Operating income (loss) ................................    11,666     (120,155)     (11,513)     (38,847)      31,072
    Interest expense, net (3) ..............................   (18,891)     (36,010)     (56,328)     (51,927)     (50,521)
    Reorganization items (4) ...............................        --       (6,499)          --           --           --
    Fresh start adjustments (5) ............................        --     (106,919)          --           --           --
    Other income, net (6) ..................................     1,687        1,169        3,309       14,176        1,755
                                                             ---------    ---------    ---------    ---------    ---------
    Loss before income taxes and extraordinary
       Items ...............................................    (5,538)    (268,414)     (64,532)     (76,598)     (17,694)
    Income tax (expense) benefit (7) .......................       781       (3,123)     (41,031)      26,214        4,677
                                                             ---------    ---------    ---------    ---------    ---------
    Net loss before extraordinary item .....................    (4,757)    (271,537)    (105,563)     (50,384)     (13,017)
    Extraordinary gain, net of tax (8) .....................        --      414,312           --           --           --
                                                             ---------    ---------    ---------    ---------    ---------
  Net income (loss) ........................................ $  (4,757)   $ 142,775    $(105,563)   $ (50,384)   $ (13,017)
                                                             =========    =========    =========    =========    =========
  Net loss before extraordinary item per share:
     basic and diluted ..................................... $   (0.48)   $  (23.53)   $   (9.15)   $   (4.38)   $   (1.14)
                                                             =========    =========    =========    =========    =========
  Other Financial Data:
    Capital expenditures ................................... $  10,615    $  13,112    $  18,697    $  28,318    $  34,759
    Depreciation and amortization ..........................    24,926       46,810       50,242       54,713       50,316
    Net cash flows from operating activities ...............       250       32,906       13,137      (52,349)      39,337
    Net cash flows from investing activities ...............    (8,568)     (12,879)     (15,819)     (15,159)     (34,424)
    Net cash flows from financing activities ...............     6,392      (21,489)       4,486       17,658       (2,264)

                                                                 SUCCESSOR COMPANY                  PREDECESSOR COMPANY
                                                            ---------------------------   -----------------------------------------
Balance Sheet Data:
  Total assets ...........................................  $    474,146   $    706,912   $    590,037    $    680,606    $ 731,442
  Total long-term debt (exclusive of current
    maturities), and redeemable preferred stock (9) ......       207,463        208,701          9,586         600,223      589,668
  Stockholders' equity (deficiency in assets) ............         1,252         10,527       (132,324)        (26,702)      23,553

----------

(1) During March 2001 there was a 50% curtailment of the operations at our Tacoma chlor-alkali plant, and in March 2002 the Tacoma chlor-alkali plant was idled. In addition, Pioneer stopped amortizing goodwill effective January 1, 2002, in accordance with SFAS 142.

(2) Asset impairment and other charges for 2002 includes a $16.9 million impairment loss relating to our Tacoma chlor-alkali facility. Asset impairments and other charges in 2001 include $9.1 million of restructuring expenses for severance and professional fees incurred prior to the Chapter 11 bankruptcy filings, and a $3.8 million loss from an asset impairment. See Note 16 to the consolidated financial statements.

(3) Interest expense for 2001 excludes contractual interest of $21.8 million, which was not recorded in accordance with SOP 90-7 as it related to compromised debt.

(4) Reorganization items include legal and professional fees and expenses incurred subsequent to the Chapter 11 bankruptcy filings and executive retention bonuses, offset by gains from individually-negotiated settlements of certain pre-petition liabilities. See Note 4 to the consolidated financial statements.

(5) For information regarding fresh start adjustments, see Note 4 to the consolidated financial statements.

(6) Other income in 1999 included a $12.0 million gain on the sale of our 15% partnership interest in Saguaro Power Company.

(7) Income tax expense in 2000 includes a valuation allowance of $67.8 million reducing U.S. deferred tax assets to zero. See Note 19 to the consolidated financial statements.

(8) An extraordinary gain of $414.3 million related to debt cancelled in accordance with the plan of reorganization was recorded in 2001, net of income tax expense of $8.7 million.

(9) Because we were in default under various loan agreements on December 31, 2000, $597.7 million of debt outstanding under various agreements was classified as a current liability on our consolidated balance sheet.

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

OVERVIEW

     Pioneer Companies, Inc. and its subsidiaries have manufactured and marketed chlorine, caustic soda and related products in North America since 1988. We conduct our primary business through our operating subsidiaries: PCI Chemicals Canada Company (which we refer to as PCI Canada) and Pioneer Americas LLC (which we refer to as Pioneer Americas).

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

     Chlorine is used in 60% of all commercial chemistry, 85% of all pharmaceutical chemistry and 95% of all crop protection chemistry. More than 15,000 products, including water treatment chemicals, plastics, detergents, pharmaceuticals, disinfectants and agricultural chemicals, are manufactured with chlorine as a raw material. Chlorine is also used directly in water disinfection applications. In the United States and Canada, virtually all public drinking water is made safe to drink by chlorination, and a significant portion of industrial and municipal wastewater is treated with chlorine or chlorine derivatives to kill water-borne pathogens.

     Caustic soda is a versatile chemical alkali used in a diverse range of manufacturing processes, including pulp and paper production, metal smelting and oil production and refining. Caustic soda is combined with chlorine to produce bleach, which is used for water treatment and as a cleaning disinfectant. Caustic soda is also used as an active ingredient in a wide variety of other end-use products, including detergents, rayon and cellophane.

     We believe that we are the seventh largest chlor-alkali producer in North America, with approximately 5% of North American production capacity. We currently own and operate the following four chlor-alkali plants in North America that produce chlorine and caustic soda and related products:


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
         Becancour, Quebec                                    Chlorine and caustic soda
                                                              Hydrochloric acid
                                                              Bleach
                                                              Hydrogen

         St. Gabriel, Louisiana                               Chlorine and caustic soda
                                                              Hydrogen

         Henderson, Nevada                                    Chlorine and caustic soda
                                                              Hydrochloric acid
                                                              Bleach
                                                              Hydrogen

         Dalhousie, New Brunswick                             Chlorine and caustic soda
                                                              Sodium chlorate
                                                              Hydrogen

     Effective March 15, 2002, we idled our Tacoma, Washington chlor-alkali plant, which reduced our currently utilized annual production capacity from approximately 950,000 ECUs to approximately 725,000 ECUs. The Tacoma chlor-alkali plant site is now being used principally as a terminal to serve our customers in the Pacific Northwest. The four facilities that we now operate produce chlorine and caustic soda for sale in the merchant markets and for use as raw materials in the manufacture of our downstream products. Some of the important characteristics of our chlor-alkali plants are as follows:

          o our Becancour facility is a low-cost production facility, which results in part from that facility's use of hydropower;

          o our St. Gabriel facility has three pipelines that allow us to efficiently transport and supply chlorine to customers in Louisiana;

          o our Henderson facility is the only currently operating chlor-alkali production facility in the western region of the United States, which provides us with a strong regional presence, transportation cost advantages and a consistent and reliable source of supply for our bleach production and chlorine repackaging operations in California and Washington; and

          o our idled Tacoma facility represents a means of increasing our production capacity to take greater advantage of any sustained market upturn.

     We also operate two bleach production and chlorine repackaging facilities in Santa Fe Springs and Tracy, California and one bleach production and chlorine repackaging facility in Tacoma, Washington. We distribute these products to municipalities and selected commercial markets in the western United States through various distribution channels. All of the chlorine and caustic soda used as raw materials at these facilities is supplied by our chlor-alkali facilities. Our Cornwall, Ontario facility produces hydrochloric acid, bleach, chlorinated paraffins sold under the brand name Cereclor(R), and IMPAQT(R), a proprietary pulping additive.

EMERGENCE FROM BANKRUPTCY

     On December 31, 2001, we and our direct and indirect wholly-owned subsidiaries emerged from protection under Chapter 11 of the U.S. Bankruptcy Code, and on the same date PCI Canada emerged from protection under the provisions of Canada's Companies Creditors' Arrangement Act. On that date, our plan of reorganization, which was confirmed by the U.S. Bankruptcy Court on November 28, 2001, became effective.

     Upon emergence from bankruptcy, our Senior Secured Debt aggregated $206.7 million, consisting of the Senior Guaranteed Notes due 2006 in the aggregate principal amount of $45.4 million, the Senior Floating Notes due 2006 in the aggregate principal amount of $4.6 million, the 10% Senior Secured Notes due 2008 in the aggregate principal amount of $150 million, and the Revolver with a $30 million commitment and a borrowing base restriction, borrowings under which were used shortly after our emergence from bankruptcy to replace $6.7 million of debtor-in-possession financing which was outstanding as of December 31, 2001. The Senior

Secured Debt requires payments of interest in cash and the related agreements contain various covenants including financial covenants in our Revolver (which if violated will create a default under the cross-default provisions of the Senior Notes) that obligate us to comply with certain cash flow requirements. The interest payment requirements of the Senior Secured Debt and the financial covenants in the Revolver were set at levels based on financial projections of an assumed minimum ECU netback and do not accommodate significant downward variations in operating results.

     The financial results for the twelve months ended December 31, 2001 were affected by our filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code and a parallel filing under the Canadian Companies Creditors' Arrangement Act on July 31, 2001 and our emergence from bankruptcy on December 31, 2001, the effective date of our plan of reorganization. Our post-emergence consolidated financial statements reflect results after the consummation of the plan of reorganization and the application of the principles of fresh start accounting in accordance with the provisions of SOP 90-7. See Note 4 to the consolidated financial statements. The company as it existed prior to our emergence from bankruptcy (which we refer to as the Predecessor Company) and the Successor Company after adopting fresh start accounting are different reporting entities and the consolidated financial statements are not comparable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We apply those accounting policies that we believe best reflect the underlying business and economic events, consistent with generally accepted accounting principles. Inherent in such policies are certain key assumptions and estimates that we have made. Our more significant accounting policies include those related to derivatives, long-lived assets, accruals for long-term employee benefit costs such as pension, postretirement and other postemployment costs, revenue recognition, environmental liabilities, inventory reserves, allowance for doubtful accounts, and income taxes.

     Fresh Start Accounting. We applied fresh start accounting to the consolidated balance sheet as of December 31, 2001 in accordance with SOP 90-7. Under fresh start accounting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date fresh start accounting is applied. See Note 4 to the consolidated financial statements, which, together with the notes related to these statements, we refer to in this report as our "consolidated financial statements."

     Planned Major Maintenance Activities. In connection with the application of fresh start accounting, we adopted a policy of expensing major maintenance costs when incurred. Such costs are incurred when major maintenance activities are performed on our chlor-alkali plants. The change in accounting policy affects the accounting for major maintenance at St. Gabriel, since previously the costs were amortized over the period, generally two years or more, between major maintenance activity. We incurred $1.6 million of major maintenance expenses at St Gabriel in the fourth quarter of 2002. We perform major maintenance at our other chlor-alkali plants on an annual basis.

     Derivatives. We account for the Approved Derivatives and the Disputed Derivatives based upon the fair value accounting methods prescribed by Statement of Financial Accounting Standard 133, "Accounting For Derivative Instruments and Hedging Activities," as interpreted and amended ("SFAS 133"). SFAS 133 requires that we determine the fair value of the instruments in our portfolios of Approved Derivatives and Disputed Derivatives and reflect them in our balance sheet at their fair values. Changes in the fair value from period to period for the Approved Derivatives and the Disputed Derivatives are recorded in our income statement each period. We have settled our dispute with CRC and do not believe that derivative accounting will have a future impact on our financial statements subsequent to the recognition of the estimated gain from the settlement. One of the primary factors that had an impact on our results each period was the price assumptions used to value the derivative instruments. Some of these instruments had quoted market prices. However, we were required to use valuation techniques or models to estimate the fair value of instruments that were not traded on an active exchange or that had terms that extended beyond the time period for which exchange-based quotes were available. These modeling techniques required estimates of future prices, price correlation, interest rates and market volatility and liquidity. The estimates also reflected modeling risk, credit risk of the transaction counterparties and operational risk. The amounts we reported in our financial statements changed as these estimates were revised to reflect actual results, changes in market conditions or other factors, many of which were beyond our control. Additional information on the Approved Derivatives and the Disputed Derivatives appears in Notes 3 and 24 to the consolidated financial statements and Item 7A "- Quantitative and Qualitative Disclosures about Market Risk" below.

     Long-Lived Assets. Key assumptions include the estimate of useful lives and the recoverability of carrying values of fixed assets and goodwill. In assessing the recoverability of long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the assets. Such estimates could be significantly modified and/or the carrying values of the assets could be impaired by such factors as new technological developments, new chemical industry entrants with significant raw material cost advantages, uncertainties associated with the United States and world economies, the cyclical nature of the chemical industry, and uncertainties associated with governmental actions.

     Long-Term Employee Benefit Costs. Key assumptions include the long-term rate of return on pension assets, the annual rate of inflation of health care costs and the applicable interest rate. Effective December 31, 2002, we decreased our interest rate assumption for the U.S. plans. The interest rate decrease and lower-than-expected returns on plan assets are expected to increase our net periodic pension and post-retirement benefits expense by approximately $1 million in 2003.

     Revenue Recognition. We recognize revenue from product sale at the time of shipment and when collection is reasonably assured. We classify amounts billed to customers for shipping and handling as revenues, with related shipping and handling costs included in cost of goods sold. Such revenues do not involve difficult, subjective, or complex judgments.

     Environmental Liabilities. We establish reserves for environmental matters and other contingencies when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. If the contingency is resolved for an amount greater or less than has been accrued, or our share of the contingency increases or decreases, or other assumptions relevant to the development of the estimate were to change, we would recognize an additional expense or benefit in income in the period such determination was made.

     Inventory Reserves. We establish lower of cost or market reserves for our raw materials and finished goods inventory as needed. If we do not accurately estimate the lower of cost or market of our inventory and it is determined to be undervalued, we may have over-reported our cost of sales in previous periods and would be required to recognize such additional operating income at the time of sale. We maintain reserves for slow moving and obsolete inventory items equal to the difference between the carrying cost of the inventory and the estimated market value.

     Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and the unwillingness of our customers to make required payments due to disagreements regarding product price. Allowance for doubtful accounts are based on historical experience and known factors regarding specific customers and industries in which they operate. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

     Income Taxes. We have significant amounts of deferred tax assets that are reviewed periodically for recoverability. These assets are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Valuations related to tax accruals and assets could be impacted by changes to tax codes, changes in the statutory tax rates and our future taxable income levels. We have provided a valuation allowance for the full amount of the U.S. net deferred tax assets due to uncertainties relating to limitations on utilization under the Internal Revenue Code and our ability to generate sufficient taxable income within the carryforward period.

     We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment.

LIQUIDITY AND CAPITAL RESOURCES

     Our Senior Secured Debt consists of the Senior Guaranteed Notes due 2006 in the aggregate principal amount of $45.4 million, the Senior Floating Notes due 2006 in the aggregate principal amount of $4.6 million, 10% Senior Secured Notes due 2008 in the aggregate principal amount of $150 million, and the Revolver with a $30 million commitment and a borrowing base restriction. The Senior Secured Debt requires payments of interest in cash and the related agreements contain various covenants including financial covenants in our Revolver (which if violated will create a default under the cross-default provisions of the Senior Notes) that obligate us to comply with certain cash flow requirements. The interest payment requirements of the Senior Secured Debt and the financial covenants in the Revolver were set at levels based on financial projections of an assumed minimum ECU netback and do not accommodate significant downward variations in operating results.

     The debt agreements also contain covenants limiting our ability to, among other things, incur additional indebtedness, prepay or modify debt instruments, grant additional liens, guarantee any obligations, sell assets, engage in another type of business or suspend or terminate a substantial portion of business, declare or pay dividends, make investments, make capital expenditures in excess of certain amounts, or make use of the proceeds of borrowings for purposes other than those specified in the agreements. The agreements also include customary events of default, including a change of control under the Revolver. Borrowings under the Revolver will generally be available subject to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default.

     We are required to redeem the Tranche A Notes from and to the extent of net cash proceeds of certain asset sales, new equity issuances in excess of $5 million and excess cash flow (as defined in the related agreements). We also have a redemption obligation if certain levels of Pioneer Americas' EBITDA are realized, as discussed below, or if there is a change of control.

     The holders of the 10% Senior Secured Notes may require us to redeem 10% Senior Secured Notes with net cash proceeds of certain asset sales and of new equity issuances in excess of $35 million (if there is no indebtedness outstanding under the Tranche A Notes). In addition, the holders may require us to repurchase all or a portion of the notes upon the occurrence of a change of control.

     The obligations under the Revolver are secured by liens on our accounts receivable and inventory, and the obligations under the Senior Notes are secured by liens on substantially all of our other assets, with the exception of certain assets that secure the obligations under certain other long-term liabilities.

     Our ECU netback averaged $270 in 2002, while the projections prepared in connection with our plan of reorganization assumed an average ECU netback of approximately $300. The low ECU netback experienced during 2002 created lower than anticipated liquidity, and we responded by cutting costs and reducing expenditures, including idling manufacturing capacity and laying off operating and administrative employees. Unless the anticipated improvement in operating margins as a result of increased product prices occurs, we may not have the liquidity necessary to meet all of our debt service and other obligations in 2003, and we may be unable to satisfy the financial covenants in the Revolver. The amount of liquidity ultimately needed by us to meet all of our obligations going forward will depend on a number of factors, some of which are uncertain, although the recent resolution of our derivatives dispute with CRC has reduced some of the uncertainty as to our future liquidity needs.

     The amount of liquidity ultimately needed by us to meet all of our obligations going forward will depend on a number of factors, some of which are uncertain. We will need to realize the anticipated improvement in operating margins as a result of increases in ECU prices in order to be able to meet all of our obligations during 2003. Should we not realize the anticipated increases, additional amendments of or waivers under the debt agreements, or deferrals of payments, will likely be necessary. We cannot provide any assurance that we will be able to obtain these amendments, waivers or deferrals. Should our cash flow be insufficient to meet our obligations, we will have to take appropriate action including refinancing, restructuring or reorganizing all or a portion of our indebtedness, defer payments on our debt, sell assets, obtain additional debt or equity financing or tae other actions, including seeking protection under Chapter 11 of the U.S. Bankruptcy Code and under Canada's Companies Creditors' Arrangement Act.

     We amended our Revolver in April 2002 and again in June 2002. We entered into the amendments to the Revolver to revise a financial covenant requirement to exclude the effects of changes in the fair value of derivative instruments and any realized gains and losses (except to the extent paid by us) on derivatives, eliminate the availability of interest rates based on the LIBOR, and replace the previously applicable margin over the prime rate with the Previous Rate plus 2.25% for all loans that are and will be outstanding under the Revolver. In connection with the amendments there was an increase in the fees applicable to letters of credit issued pursuant to the Revolver, to a rate equal to 4.25% times the daily balance of the undrawn amount of all outstanding letters of credit, and we paid a forbearance fee of $250,000. As amended, one of the covenants in the Revolver requires us to generate at least:

          o $5.608 million of Lender-Defined EBITDA during the quarter ending December 31, 2002, and $10.910 million of Lender-Defined EBITDA during the nine-month period ending on the same date,

          o $10.640 million of Lender-Defined EBITDA during the quarter ending March 31, 2003, and

          o $21.550 million of Lender-Defined EBITDA for the twelve-month period ending March 31, 2003, and for each twelve month period ending each fiscal quarter thereafter.

     Our Lender-Defined EBITDA for the nine months ended December 31, 2002 was a positive $1.2 million, and our Lender-Defined EBITDA for the three months ended December 31, 2002 was a negative $10.7 million. Those amounts were less than the amounts required under the Revolver covenant for those periods. In the absence of a $16.9 million asset impairment charge, our Lender-Defined EBITDA would have exceeded the covenant requirement, and our lender under our Revolver has waived our noncompliance with the covenant requirement. We anticipate that as a result of an additional asset impairment charge in the first quarter of 2003, we will also be required to seek a waiver from the lender under our Revolver with respect to the our compliance with covenant requirement for that quarter. In addition, we anticipate that impairment charges in the fourth quarter of 2002 and the first quarter of 2003 will likely result in the need for future waivers from the lender under our Revolver, since the impairments will have a negative effect on Lender-Defined EBITDA for the twelve-month periods ending each quarter through March 31, 2004.

     As a result of the amendments, we are also required to maintain Liquidity (as defined) of at least $5.0 million, and limit our capital expenditure levels to $20.0 million in 2002 and $25.0 million in each fiscal year thereafter. At December 31, 2002, our Liquidity was $14.2 million, consisting of borrowing availability of $11.4 million and cash of $2.8 million. Capital expenditures were $10.6 million during 2002 (a level limited by liquidity constraints) and we estimate capital expenditures will be approximately $13.2 million during 2003.

     The Revolver also provides that as a condition of borrowings there shall not have occurred any material adverse change in our business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).

     If the required Lender-Defined EBITDA level under the Revolver is not met and the lender under the Revolver does not waive our failure to comply with the requirement, we will be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur or have occurred, our lender can exercise its rights under the Revolver and refuse to make further advances. Following any such refusal, customer receipts would be applied to our borrowings under the Revolver, and we would not have the ability to reborrow. This would cause us to suffer a rapid loss of liquidity and we would lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow our lender to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under our Senior Notes which would provide the holders of our Senior Notes with the right to accelerate the $200 million in Senior Notes outstanding and demand immediate repayment.

     Our borrowings under the Revolver as of February 28, 2003 were $15.2 million. As of that date, our $30 million Revolver commitment was subject to borrowing base limitations related to the level of accounts receivable, inventory and reserves, and was further reduced by letters of credit that were outstanding on that date. As a result, on February 28, 2003, our additional availability under the Revolver was approximately $11.5 million and our Liquidity was $13.1 million.

     Our Tranche A Notes provide that, within 60 days after each calendar quarter during 2003 through 2006, we are required to redeem (i) $2.5 million principal amount of Tranche A Notes if Pioneer Americas' EBITDA for such calendar quarter is greater than $20 million but less than $25 million, (ii) $5 million principal amount of Tranche A Notes if Pioneer Americas' EBITDA for such calendar quarter is greater than $25 million but less than $30 million and (iii) $7.5 million principal amount of Tranche A Notes if Pioneer Americas' EBITDA for such calendar quarter is greater than $30 million, in each case plus accrued and unpaid interest thereon to the redemption date.

     Although we will not receive any cash proceeds from our settlement with CRC, we expect the settlement to result in a net gain of approximately $66 million in the first quarter of 2003. Due to the assignment of our long-term hydropower contracts to the Southern Nevada Water Authority and the resulting higher energy prices under the new supply agreement effective in 2003, we expect to record an approximate $41 million impairment of the Henderson facility as the result of reduced plant profitability estimates. The net impact of the foregoing, which we expect will increase Pioneer Americas' EBITDA by approximately $25 million for the first quarter of 2003, may result in a partial redemption obligation under our Tranche A Notes as described above. Any such redemption would also accelerate our obligation to repay approximately $3.6 million in principal and interest on certain other notes.

     Excluding the potential impact of the redemption obligation discussed above, in 2003 we expect to have cash requirements, in addition to operating and administrative costs, of approximately $40.3 million in the aggregate consisting of the following: (i) interest payments of $19.5 million (comprised of interest on our Senior Notes of $0.7 million on March 31, 2003, $8.2 million on June 30, 2003, $0.7 million on September 30, 2003, and $8.2 on December 31, 2003, and anticipated monthly payments of interest on the Revolver ranging from $75,000 to $150,000), (ii) capital expenditures of $13.2 million, (iii) bankruptcy-related vendor payments of $1.0 million, (iv) severance payments of $1.7 million, and
(v) contractual debt repayments of $4.9 million. We expect to fund these obligations through available borrowings under our Revolver and internally-generated cash flows from operations, including changes in working capital. We can provide no assurance that we will have sufficient resources to fund all of these obligations and investments.

     The following table sets forth our obligations and commitments to make future payments under debt agreements, non-cancelable operating lease agreements, energy commitments, and net electricity forward purchase derivative contracts as of December 31, 2002. The table excludes option contracts related to electricity as the exercise of those options was uncertain. Our future liability with respect to the energy commitments and the net electricity forward purchase derivative contracts listed in the table below has been resolved in accordance with the settlement of our dispute with CRC. See Item 1 "Business - Recent Developments - Settlement of Dispute with the Colorado River Commission" in Part I of this report and Item 7A "Quantitative and Qualitative Disclosures about Market Risk" below and Note 24 to the consolidated financial statements.

                         TOTAL       2003        2004        2005        2006        2007      THEREAFTER
                       ---------   ---------   ---------   ---------   ---------   ---------   ----------

Long-term debt (a)     $ 227,055   $   4,887   $  16,253   $   1,652   $  51,641   $     855   $ 151,767
Short-term debt            1,520       1,520          --          --          --          --          --
Leases(b)                 50,036      14,908      11,630       6,664       4,998       4,065       7,771
Electricity (c)           50,146       9,893       9,893       9,893       9,893       1,298       9,276
Net forward purchase
 (sale) contracts(d)     266,119      43,568      74,063      74,244      74,244          --          --


-------------

(a) Includes the maturity of the Revolver in 2004, the Senior Guaranteed Notes and Senior Floating Notes in 2006 and the 10% Senior Secured Notes in 2008. The amount outstanding under the Revolver is included as short-term debt for financial reporting purposes. The timing and amount of payments that are set forth do not take into consideration any early redemption obligations that may arise.

(b) Consists primarily of tankcar leases and leases of certain plant facilities and equipment.

(c) Includes purchase commitments under the hydropower contracts and the forward purchase contracts that were not treated as derivatives because they were intended to be used in normal operations. The obligations were terminated effective January 1, 2003.

(d) Represents the net notional cost of the forward purchase and sale derivative contracts. See Note 3 to the consolidated financial statements. The obligations were terminated effective January 1, 2003.

     Capital and Environmental Expenditures. Total capital expenditures were approximately $10.6 million, $13.1 million and $18.7 million for the years ended December 31, 2002, 2001, and 2000, respectively, and are expected to be approximately $13.2 million for the year ending December 31, 2003. Total capital expenditures include expenditures for environmental-related matters at existing facilities of approximately $1.4 million, $2.9 million and $1.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. Capital expenditures for environmental-related matters are expected to be approximately $4.7 million for the year ending December 31, 2003.

     We routinely incur operating expenditures associated with hazardous substance management and environmental compliance matters in ongoing operations. These operating expenses include items such as waste management, fuel, electricity and salaries. The amounts of these operating expenses were approximately $3.2 million, $2.7 million and $2.7 million in 2002, 2001 and 2000, respectively. We do not anticipate an increase in these types of expenses during 2003. We classify these types of environmental expenditures within cost of sales. At December 31, 2002 and 2001 we maintained an accrual of $11.6 million for environmental liabilities.

     Net Operating Loss Carryforward. At December 31, 2002, we had, for income tax purposes, approximately $259 million of U.S. NOLs. Approximately $59.0 million of the NOLs (the "Successor Company NOLs") was generated in 2002. The Successor Company NOLs will expire in 2022 and are not subject to limitation. The remaining $200 million of NOLs (the "Predecessor Company NOLs"), expiring from 2009 to 2021, were generated prior to our emergence from bankruptcy on December 31, 2001. As a result of our emergence from bankruptcy and certain changes in the ownership of the Company in 2001, the utilization of the Predecessor Company NOLs is subject to limitation under the Internal Revenue Code and may be substantially and permanently restricted. The limitation on NOL utilization may adversely affect our after-tax cash flow in future periods. See
Item 1 "Business - Risks - Availability of our operating loss carryforward may be limited by the Internal Revenue Code" in Part I of this report and Note 19 to our consolidated financial statements.

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

     Working Capital. Excluding the effect of the net current derivative mark-to-market liability, which decreased by $28.9 million, our working capital was $3.4 million and $8.7 million as of December 31, 2002 and 2001, respectively. The decrease in working capital of $5.3 million was due primarily to the payment of bankruptcy-related expenses and pre-petition debt offset by an increase in amounts borrowed under the Revolver, which are classified as current in the consolidated balance sheet.

     Net Cash Flows from Operating Activities. Net cash from operating activities was $0.3 million in 2002, compared to cash from operations of $32.9 million in 2001. The decrease was primarily due to a $15.9 million increase in cash paid for interest expense, as well as payments on pre-petition liabilities and a decrease in sales revenue resulting from decreased ECU netbacks.

     Net Cash Flows used in Investing Activities. Net cash used in investing activities, consisting primarily of capital expenditures, was $8.6 million in 2002, as compared to $12.9 million in 2001.

     Net Cash Flows from Financing Activities. Net cash provided by financing activities in 2002 was $6.4 million, versus cash outflows of $21.5 million in 2001. The 2002 cash inflows were due to net borrowings under the Revolver, offset by scheduled debt repayments. The 2001 cash outflows were due primarily to scheduled debt repayments and net repayments of amounts outstanding under the pre- and post-petition revolving credit facilities.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data of the Successor Company and the Predecessor Company for the periods indicated (dollars in thousands and percentages of revenues). The consolidated statements of operations information for the year ended December 31, 2002 reflects the operating results after the effect of the plan of reorganization and the application of the principles of fresh start accounting. Accordingly, such financial information is not comparable to the historical financial information before December 31, 2001.

                                                        SUCCESSOR
                                                         COMPANY                          PREDECESSOR COMPANY
                                                   ----------------------     -------------------------------------------------
                                                                               YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------------------
                                                            2002                       2001                      2000
                                                   -----------------------    ----------------------     ----------------------

Revenues .......................................   $ 316,910          100%    $ 383,482          100%    $ 402,908          100%
Cost of sales - product ........................     297,157           94       349,061           91       370,997           92
Cost of sales - derivatives ....................     (12,877)          (4)      (10,725)          (3)           --           --
                                                   ---------    ---------     ---------    ---------     ---------    ---------
 Total cost of sales ...........................     284,280           90       338,336           88       370,997           92
                                                   ---------    ---------     ---------    ---------     ---------    ---------
Gross profit ...................................      32,630           10        45,146           12        31,911            8
Selling, general and administrative expenses ...      23,121            7        41,526           11        43,424           11
Change in fair value of derivatives ............     (23,566)          (8)      110,837           29            --           --
Asset impairment and other charges .............      21,409            7        12,938            3            --           --
                                                   ---------    ---------     ---------    ---------     ---------    ---------
Operating income (loss) ........................      11,666            4      (120,155)         (31)      (11,513)          (3)
Interest expense, net ..........................     (18,891)          (6)      (36,010)          (9)      (56,328)         (14)
Reorganization items ...........................          --           --        (6,499)          (2)           --           --
Fresh start adjustments ........................          --           --      (106,919)         (28)           --           --
Other income, net ..............................       1,687           --         1,169           --         3,309            1
                                                   ---------    ---------     ---------    ---------     ---------    ---------
Loss before income taxes and extraordinary
   Items .......................................      (5,538)          (2)     (268,414)         (70)      (64,532)         (16)
Income tax (expense) benefit ...................         781           --        (3,123)          (1)      (41,031)         (10)
                                                   ---------    ---------     ---------    ---------     ---------    ---------
Net loss before extraordinary item .............      (4,757)          (2)     (271,537)         (71)     (105,563)         (26)
Extraordinary gain, net of tax .................          --           --       414,312          108            --           --
                                                   ---------    ---------     ---------    ---------     ---------    ---------
Net income (loss) ..............................   $  (4,757)          (2)%   $ 142,775           37%    $(105,563)         (26)%
                                                   =========    ---------     =========    =========     =========    =========

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Revenues. Revenues decreased by $66.6 million, or approximately 17%, to $316.9 million for the year ended December 31, 2002, as compared to 2001. The decrease was primarily due to lower ECU netbacks. Our average ECU netback for the year ended December 31, 2002 was $270, a decrease of approximately 20% from the average netback in 2001 of $336.

     Cost of Sales - Product. Cost of sales - product, decreased approximately $51.9 million, or approximately 15% in 2002 as compared to 2001. Cost savings resulting from idling the Tacoma plant in March 2002 accounted for approximately $25.5 million of the decrease, including the impact of a $1.2 million curtailment gain for the Tacoma pension plan. Another $8.2 million of the decrease resulted from lower depreciation expense due to the revaluation of property, plant and equipment pursuant to fresh start accounting. The remaining decrease resulted primarily from cost savings from an organizational restructuring and other cost reduction initiatives, offset somewhat by a $1.4 million inventory adjustment to reduce the amount recorded for stores (spare parts) inventory based on a physical count, and $1.6 million of planned major maintenance expense at our St. Gabriel facility.

     Cost of Sales - Derivatives. Under the supplemental power contract with CRC, CRC was to provide any needed electric power that exceeded the power provided to our Henderson facility from hydroelectric sources. CRC maintained that it had entered into various derivative positions, as defined by SFAS 133, under the supplemental power contract, including forward purchases and sales of electricity as well as options that were purchased or written for electric power. We maintained that CRC engaged in speculative trading that was not in accordance with the supplemental power contract, that CRC did not obtain proper approval for most of the trades in accordance with procedures agreed upon by both parties, and that the trades entered into by CRC purportedly on our behalf were excessive in relation to our power requirements.

     Cost of sales - derivatives, represents the estimated net gain from matured derivatives. The estimated net proceeds from matured derivatives increased $2.2 million from 2001 to 2002 due to variances in the number and type of derivative contracts maturing in 2002 versus 2001. Since CRC had not remitted the cash proceeds from matured derivatives to Pioneer, the amount of the proceeds is recorded as a receivable from CRC in Pioneer's balance sheet as part of "Other Assets". See Item 1 "Business - Recent Developments - Settlement of Dispute with the Colorado River Commission" in Part I of this report and Notes 3 and 24 in the consolidated financial statements.

     Gross Profit. Gross profit decreased to 10% in 2002 from 12% in 2001, due to the factors discussed above. Excluding derivatives items, gross profit margin was 6% in 2002, compared with 9% in 2001.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $18.4 million, or approximately 44%, for the year ended December 31, 2002, as compared to the year ended December 31, 2001. This decrease is primarily comprised of non-cash items, including $3.7 million related to a reduction in bad debt expense, $2.3 million resulting from the absence of amortization of debt issuance costs, which were written off upon emergence from bankruptcy when the related debt was forgiven, $8.9 million due to the absence of goodwill amortization resulting from the adoption of SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002, and a $2.4 million decrease in depreciation and amortization expense caused by the revaluation of property, plant and equipment and intangibles upon emergence from bankruptcy. The remaining decrease is primarily attributable to cost savings from the organizational restructuring and other cost reduction initiatives.

     Change in Fair Value of Derivatives. For 2002, the change in fair value of the derivative positions was a net gain of $23.6 million of which $18.3 million was related to the Disputed Derivatives and the remaining $5.3 million was related to the Approved Derivatives. For 2001, the change in fair value of the derivative positions was a net loss of $110.8 million, of which $100.5 million related to the Disputed Derivatives and $10.3 million related to the Approved Derivatives. See Item 1 "Business -- Recent Developments - Settlement of Dispute with the Colorado River Commission" in Part I of this report and Notes 3 and 24 to the consolidated financial statements.

     Asset Impairment and Other Charges. In December 2002, due to increasing power costs and the uncertainty of restarting the Tacoma facility, we recorded an impairment of $16.9 million to reduce the book value of the facility to estimated fair value at December 31, 2002. Asset impairment and other charges in 2002 also included $2.9 million of severance expense, $0.7 million of Tacoma shut down costs and $0.5 million of legal expenses related to Pioneer's emergence from bankruptcy. Asset impairment and other charges for 2001 included $3.8 million from an asset impairment, $4.8 million of severance expense, and $4.3 million of professional fees related to Pioneer's financial reorganization incurred prior to the Chapter 11 filing on July 31, 2001.

     Interest Expense, Net. Contractual interest expense, net, decreased by $38.8 million, or 67% during 2002 as compared to 2001. The decrease resulted primarily from debt forgiveness of $368 million, which represents a 63% decrease from the amount of debt outstanding immediately prior to emergence from Chapter
11. This decrease from debt forgiveness was partially offset by an increase in interest rates.

     Other Income, Net. Other income, net, for 2002 was primarily comprised of a $1.1 million gain from the sale of assets. For 2001, other income, net included a sales tax refund of $0.5 million.

     Income Tax Benefit. Income tax benefit for 2002 was $0.8 million, reflecting foreign tax benefit on the net loss of our Canadian operations. Due to uncertainty as to the use of our U.S. NOLs and other deferred tax assets in future years, a 100% valuation allowance amounting to $141.6 million is recorded in connection with our U.S. deferred tax assets at December 31, 2002. During 2002, we recorded a credit of $0.5 million to additional paid-in capital in connection with a refund relating to the carryback of Predecessor Company NOLs.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Revenues. Revenues decreased by $19.4 million, or approximately 5%, to $383.5 million for the year ended December 31, 2001, as compared to 2000. The decrease was primarily attributable to the sale of the operations of two former operating subsidiaries ("Kemwater") in 2000, which resulted in an $8.7 million decrease in revenues from 2000 to 2001. In addition, sales volumes decreased, particularly at the Tacoma chlor-alkali facility and amounts billed to customers for shipping, which are included in revenues but excluded from the ECU netback, decreased $4.6 million, or 8%, in 2001. These decreases were slightly offset by a 3% increase in the average ECU netback. Our average ECU netback for the year ended December 31, 2001 was $336, an increase of approximately 3% from the average netback in 2000 of $327.

     Cost of Sales - Product. Cost of sales - product decreased $21.9 million or approximately 6% in 2001, as compared to 2000. The decrease was primarily attributable to decreased sales volumes, a decrease in power costs of approximately $10 million, an $8.6 million reduction due to the Kemwater sale and a $4.6 million decrease in shipping costs.

     Cost of Sales - Derivatives. Cost of sales - derivatives for 2001 was a benefit of $10.7 million, representing the net gain from matured derivatives. . See Item 1 "Business - Recent Developments - Settlement of Dispute with the Colorado River Commission" in Part I of this report and Notes 3 and 24 to the consolidated financial statements.

     Gross Profit. Gross profit increased $13.2 million, resulting in a gross profit margin of 12% in 2001, compared to 8% in 2000, primarily as a result of a 3% increase in average ECU netback, decreased power costs, and the $10.7 million benefit from matured derivatives.

     Change in Fair Value of Derivatives. For 2001, the decrease in fair value of the derivative positions was a net loss of $110.8 million, principally because market power rates decreased substantially. Of the $110.8 million, $100.5 million related to the Disputed Derivatives and the remaining $10.3 million related to the Approved Derivatives. See Item 1 "Business - Recent Developments - Settlement of Dispute with the Colorado River Commission" in Part I of this report and Notes 3 and 24 to the consolidated financial statements.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.9 million, or approximately 4%, for the year ended December 31, 2001. This decrease is primarily attributed to the Kemwater sale.

     Interest Expense, Net. Interest expense, net, decreased in 2001 as a result of contractual interest expense of $21.7 million on debt subject to compromise in the Chapter 11 proceedings not being recorded in accordance with SOP 90-7. Contractual interest cost increased $1.4 million to $57.7 million in 2001 as a result of increased interest rates and borrowing levels. The interest rates related to the debtor-in possession credit facility were greater than the rates that had been in effect under the previous revolving credit facility.

     Reorganization Items. Reorganization items for 2001 of $6.5 million were comprised of $13.4 million of professional fees incurred subsequent to the Chapter 11 filings, $1.3 million of severance expense and $0.5 million of executive retention bonuses, offset by $8.7 million of gains from court approved settlements of pre-petition liabilities.

     Fresh Start Adjustments. As a result of our reorganization, the application of fresh start accounting under SOP 90-7 resulted in adjustments totaling $106.9 million, related to the allocation of reorganization value to the fair value of identifiable assets and liabilities. These items are more fully discussed in
Note 4 of our consolidated financial statements.

     Other Income, Net. Other income, net, decreased from $3.3 million for the year ended December 31, 2000 to $1.2 million for the year ended December 31, 2001. For 2001, other income, net included a sales tax refund of $0.5 million. The 2000 amount was the result of a $3.3 million gain from the sale of certain excess property at our Henderson plant.

     Income Tax Expense (Benefit). Income tax expense for 2001 was $3.1 million, reflecting foreign tax expense on the income of our Canadian operations. Due to recurring losses of our U.S. operations and uncertainty as to the effect of our restructuring on the availability and use of our U.S. NOLs, a 100% valuation allowance amounting to $121.8 million was recorded in connection with our

U.S. deferred tax assets at December 31, 2001. During 2001, we recorded a valuation allowance in an amount equal to the benefit from income taxes generated by the operating losses from our U.S. operations.

     Extraordinary Gain, Net of Tax. As a result of our reorganization, we had an extraordinary gain, net of tax, resulting from debt forgiveness of $414.3 million in 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 20, 2001. Use of the pooling-of-interest method is prohibited. SFAS 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value and was adopted by us effective December 31, 2001. The statement also provides that goodwill should not be amortized, but must be tested for impairment annually, or more frequently if circumstances indicate potential impairment.

     We allocated reorganization value in connection with the application of fresh start accounting in accordance with SOP 90-7 and SFAS 141. This allocation included the writeoff of $170.6 million of prior goodwill and resulted in reorganization value in excess of fair value of identifiable assets of $84.1 million, which related to our Canadian operations. In accordance with SFAS 142, we will not amortize the reorganization value in excess of fair value, but we will review it for impairment at least annually. Goodwill amortization expense for the years ended December 31, 2001 and 2000 was $8.9 million and $9.0 million, respectively. For 2001 and 2000, net income (loss), excluding goodwill amortization expense, would have been $149.8 million and $(98.4) million, respectively, and basic and diluted income (loss) per share, excluding goodwill amortization expense, would have been $12.99 and $(8.53), respectively. We have provided the additional disclosures required under SFAS 142 in the consolidated financial statements.

     In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143, which must be applied to fiscal years beginning after June 15, 2002, addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are currently evaluating the impact of adopting FAS 143.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. We adopted SFAS 144 effective December 31, 2001, and the adoption has not had a material effect on our results of operations or financial condition.

     In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 amended SFAS 13, "Accounting for Leases," to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses on the extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board ("APB) Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Gains or losses from extinguishments of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. The provisions of this statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002; the provisions of this statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002; and all other provisions of this statement are effective for financial statements issued on or after May 15, 2002. We adopted SFAS No. 145 effective January 1, 2003 and will reclassify gains on early extinguishments of debt and related taxes previously recorded as an extraordinary item.

     In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for fiscal years beginning after December 31, 2002. SFAS 146 requires that the liability for costs associated with exit or disposal activities be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. As required, we will apply SFAS 146 prospectively to exit or disposal activities initiated after December 31, 2002.

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal year 2002. We do not expect SFAS 148 to have a material effect on our results of operations or financial condition, as we intend to continue to follow APB 25, "Accounting for Stock Issued to Employees." We have provided the additional disclosures required by SFAS 148 in the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET RISK RELATING TO ELECTRICITY DERIVATIVES

     The production of chlor-alkali products principally requires electricity, salt and water as raw materials, and energy costs comprise the largest component of the raw material costs. We generally procure energy from sources which rely on hydropower or natural gas as resources. Increases in natural gas prices increase our cost of operations from our facilities which procure their power from sources which rely on natural gas to generate power. Likewise, drought conditions can have the effect of increasing the price which our facilities must pay to procure power from sources which rely on hydropower to produce energy. In addition, drought conditions may decrease the availability of hydropower and may cause us to have to purchase power from other, more expensive sources. See Item 1 "Business - Pricing, Production, Distribution and Marketing" in Part I of this report.

     During all periods prior to January 1, 2003, CRC supplied power to our Henderson facility pursuant to contracts covering hydro-generated power, power requirements in excess of hydropower, and power transmission and supply balancing services. CRC is a state agency established in 1940 to manage federal hydropower contracts with utilities and other customers in Southern Nevada, including our Henderson facility. Since the low cost hydropower supplied by CRC did not entirely meet our Henderson facility's power demands and those of CRC's other customers, CRC purchased supplemental power from various sources and resold it to us and other customers.

     Approximately 50% of the electric power supply for our Henderson facility was provided under a supplemental supply contract with CRC. The supplemental supply contract set forth detailed procedures governing the procurement of power by CRC on our behalf. This agreement was not intended to provide for speculative power purchases on our behalf.

     We have recorded a net liability of $87.3 million at December 31, 2002 with respect to various derivative positions executed by CRC under the supplemental supply arrangements. The derivative positions consisted of contracts for the forward purchase and sale of electricity as well as put and call options that were written for electric power. While a portion of the net liability, in the amount of $5.0 million at December 31, 2002, related to the Approved Derivatives, we disputed CRC's contention that the Disputed Derivatives with an additional net liability at December 31, 2002, of $82.3 million were our responsibility. At the time, the outcome of the dispute was in doubt, although all $87.3 million of such net liability is reflected in our December 31, 2002 consolidated balance sheet. CRC further contended that the Rejected Derivatives, reflecting an additional net liability of $41.0 million as of December 31, 2002 were our responsibility, although CRC did not provide any documentation of any relationship of those contracts to us. We did not record any unrealized loss with respect to the Rejected Derivatives, and CRC's contention that we had any liability with respect to those derivatives was being contested. See Item 1 "Business - Recent Developments - Settlement of Dispute with the Colorado River Commission" in Part I of this report and Notes 3 and 24 to the consolidated financial statements.

     The derivative positions included many types of contracts with varying strike prices and maturity dates extending through 2006. The fair value of the instruments varied over time based upon market circumstances. The fair value of the derivative positions was determined for us by an independent consultant using available market information and appropriate valuation methodologies that included current and forward pricing. Considerable judgment, however, was necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates for the fair value of the derivative positions are not necessarily indicative of the amounts that could be realized upon disposition of the derivative positions or the ultimate amount that would be paid or received when the positions were settled. The use of different market assumptions and/or estimation methodologies would result in different fair values. We believe that the market information, methodologies and assumptions used by the independent consultant to fair value the derivative positions produced a reasonable estimation of the fair value of the derivative positions at December 31, 2002.

     We have recorded as "Other Assets" $14.8 million in cash that CRC collected in the form of premiums (related to options that expired prior to December 31, 2002). A total of $0.6 million of that amount was attributable to the Approved Derivatives and $14.2 million was attributable to the Disputed Derivatives. We also recorded as "Other Assets" $6.2 million in estimated proceeds from the settlement of Approved Derivatives and Disputed Derivatives on their delivery dates during 2002. While the amount of any actual cash flow effect from the derivative positions would have been determined by electricity prices at the time, based on future price estimates as of December 31, 2002, the cost of the derivative positions, considered without regard to other factors, could have ranged from $17.2 million in 2004 to as high as $25.3 million in 2006. A portion of the power needs of our Henderson plant were met by two forward purchases arranged by CRC, which were not accounted for as derivative transactions as we designated them as purchases in the normal course of business. Had these two forward purchase contracts been accounted for as derivative transactions, they would have resulted in a net liability to us of $15.2 million at December 31, 2002.

     As a result of the settlement agreement that was fully executed on March 3, 2003, the dispute with CRC was settled, effective as of January 1, 2003. See
Item 1 "Business - Recent Developments - Settlement of Dispute with the Colorado River Commission" in Part I of this report, and Note 24 to the consolidated financial statements.

OTHER MARKET RISK

     The table below provides information about our market-sensitive debt instruments and constitutes a "forward-looking statement." Our fixed rate debt has no earnings exposure to changes in interest rates. We have certain variable rate instruments that are subject to market risk. An increase in the market interest rates would increase our interest expense and our cash requirements for interest payments. For example, an average increase of 0.25% in the variable interest rate would increase our annual interest expense and payments by approximately $0.2 million.

                                             EXPECTED MATURITY DATE AT DECEMBER 31, 2002                FAIR VALUE AT
                                                  FISCAL YEAR ENDING DECEMBER 31,                        DECEMBER 31,
                             ---------------------------------------------------------------------   ---------------------
                               2003        2004         2005        2006       2007     THEREAFTER     TOTAL       2002
                             ---------   ---------   ---------   ---------   ---------  ----------   ---------   ---------
Fixed rate debt (a) ......       2,979   $   1,549   $   1,652   $   1,640   $     855   $ 150,007   $ 158,683   $ 117,110
Variable rate debt (b) ...       3,428      14,704          --      50,000          --       1,760      69,892      48,114
                             ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
      Total debt .........   $   6,407   $  16,253   $   1,652   $  51,640   $     855   $ 151,767   $ 228,575   $ 165,224
                             =========   =========   =========   =========   =========   =========   =========   =========

(a) Debt instruments at fixed interest rates ranging from 8.0% to 10.0%, with the majority at 10.0%; includes the payment of the 10% Senior Secured Notes in 2008.

(b) Debt instruments at variable interest rates, including LIBOR based loans, ranging from 1.65% to 7.25% at December 31, 2002; includes the maturity of the Senior Guaranteed Notes and Senior Floating Notes in 2006; includes the maturity of the Revolver in 2004, although the Revolver is classified as short-term debt for financial reporting purposes. The timing and amount of payments that are set forth do not take into consideration any early redemption obligations that may arise.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information to be set forth in Pioneer's definitive proxy statement relating to the 2003 Annual Meeting of Stockholders of Pioneer (the "2003 Proxy Statement") to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in response to Items 401 and 405 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act ("Regulation S-K"). If the 2003 Proxy Statement is not so filed within 120 days after December 31, 2002, such information will be included in an amendment to this report filed not later than the end of such period. Reference is also made to the information appearing in Item 4A of Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information to be set forth in the 2003 Proxy Statement in response to Item 402 of Regulation S-K, or if the 2003 Proxy Statement is not so filed within 120 days after December 31, 2002, such information will be included in an amendment to this report filed not later than the end of such period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information to be set forth in the 2003 Proxy Statement in response to Item 403 of Regulation S-K, or if the 2003 Proxy Statement is not so filed within 120 days after December 31, 2002, such information will be included in an amendment to this report filed not later than the end of such period.

     See the information contained under the heading "Equity Compensation Plan Information" in Item 5 of this report regarding shares authorized for issuance under equity compensation plans approved by stockholders and not approved by stockholders. For descriptions of our equity compensation plans, including the 2001 Employee Stock Option Plan, see Note 11 to the consolidated financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information to be set forth in the 2003 Proxy Statement in response to Item 404 of Regulation S-K, or if the 2003 Proxy Statement is not so filed within 120 days after December 31, 2002, such information will be included in an amendment to this report filed not later than the end of such period.

ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing of this report, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in ensuring that material information relating to us with respect to the period covered by this report was made known to them. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of that evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)(1)     Financial Statements.

                   See Index to Consolidated Financial Statements on page 45.

            (2)    Financial Statement Schedule.

                   See Index to Consolidated Financial Statements on page 45.

            (3)       Exhibits


                    EXHIBIT NO.                                DESCRIPTION
                       2.1*        Pioneer Companies, Inc. Amended Joint Plan of Reorganization under Chapter
                                   11 of the United States Bankruptcy Code (incorporated by reference to
                                   Exhibit 2.1 to Pioneer's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).


                    EXHIBIT NO.                                DESCRIPTION
                       2.2*        Order Approving Disclosure Statement, dated September 21, 2001
                                   (incorporated by reference to Exhibit 2.2 to Pioneer's Annual Report on
                                   Form 10-K for the fiscal year ended December 31, 2001). 2.3* Order
                                   Confirming Joint Plan of Reorganization, dated November 28, 2001
                                   (incorporated by reference to Exhibit 2.4 to Pioneer's Current Report on
                                   Form 8-K filed on December 28, 2001).

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

                       3.1*        Fourth Amended and Restated Certificate of Incorporation of Pioneer
                                   Companies, Inc. (incorporated by reference to Exhibit 3.1 to Pioneer's
                                   Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

                       3.2*        Amended and Restated By-laws of Pioneer Companies, Inc. (incorporated by reference to Exhibit 3.2 to Pioneer's Annual Report on Form 10-K for the
                                   fiscal year ended December 31, 2001).

                       4.1*        Specimen Pioneer Companies, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 to Pioneer's Annual Report on Form 10-K for the
                                   fiscal year ended December 31, 2001).

                       4.2*        Indenture, dated as of December 31, 2001, among PCI Chemicals Canada
                                   Company, the guarantors named therein and Wells Fargo Bank Minnesota,
                                   National Association, as trustee, relating to $150,000,000 principal amount of 10% Senior Secured Guaranteed Notes due 2008 (incorporated by reference to Exhibit 4.3 to Pioneer's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

                       4.3*        Term Loan Agreement, dated as of December 31, 2001, among Pioneer Americas
                                   LLC, the guarantors named therein, the lenders from time to time parties thereto and Wells Fargo Bank Minnesota, National Association, as
                                   administrative agent (incorporated by reference to Exhibit 4.4 to Pioneer's
                                   Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

                       4.4*        Indenture, dated as of December 31, 2001, among Pioneer Americas LLC, the guarantors named therein, and Wells Fargo Bank Minnesota, National
                                   Association, as trustee, relating to up to $50,000,000 principal amount of
                                   Senior Secured Floating Rate Guaranteed Notes due 2006 (incorporated by reference to Exhibit 4.5 to Pioneer's Annual Report on Form 10-K for the
                                   fiscal year ended December 31, 2001).

                       4.5*        Loan and Security Agreement, dated as of December 31, 2001, among PCI
                                   Chemicals Canada Company, Pioneer Americas LLC, the lenders that are signatories thereto and Foothill Capital Corporation, as arranger and administrative agent (incorporated by reference to Exhibit 4.6 to Pioneer's
                                   Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

                       4.6*        First Amendment to Loan and Security Agreement, dated April 15, 2002, between and among the lenders identified on the signature pages thereto,
                                   Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer
                                   Americas LLC (incorporated by reference to Exhibit 4.7 to Pioneer's Annual
                                   Report on Form 10-K for the fiscal year ended December 31, 2001).


                    EXHIBIT NO.                                DESCRIPTION
                       4.7*        Second Amendment to Loan and Security Agreement effective as of May 31,
                                   2002, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and
                                   Pioneer Americas LLC (incorporated by reference to Exhibit 4.1 to Pioneer's
                                   Current Report on Form 8-K filed on June 14, 2002), (incorporated by reference to Exhibit 4.7 to Pioneer's Annual Report on Form 10-K for the
                                   fiscal year ended December 31, 2001).

                       4.8         Third Amendment to Loan and Security Agreement effective as of July 29,
                                   2002, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and
                                   Pioneer Americas LLC.

                       4.9         Fourth Amendment to Loan and Security Agreement effective as of December
                                   10, 2002, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and
                                   Pioneer Americas LLC.

                       4.10*       Common Security and Intercreditor Agreement, dated as of December 31, 2001 by and among the grantors named therein and Wells Fargo Bank Minnesota,
                                   National Association (incorporated by reference to Exhibit 4.8 to Pioneer's
                                   Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

                       10.1+*      Pioneer Companies, Inc. 2001 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to Pioneer's Annual Report on Form 10-K for the
                                   fiscal year ended December 31, 2001).

                       10.2+       Employment Agreement, dated September 17, 2002, between Pioneer Companies,
                                   Inc. and Michael Y. McGovern.

                       10.3+       Severance Agreement, dated September 30, 2002, between Pioneer Companies,
                                   Inc. and Michael J. Ferris.

                       10.4+       Services Agreement, dated October 17, 2002, between Pioneer Companies, Inc.
                                   and Philip J. Ablove.

                       21.1*       List of Subsidiaries (incorporated by reference to Exhibit 21.1 to
                                   Pioneer's Annual Report on Form 10-K for the fiscal year ended December 31,
                                   2001).

                       99.1        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                   Section 906 of the Sarbanes-Oxley Act of 2002.

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

     (b)  Reports on Form 8-K.

     On March 7, 2003, we filed a report on Form 8-K. Under Item 5 of the report ("Other Events and Regulation FD Disclosure"), we reported that Pioneer had issued a press release announcing that its previously-announced settlement with CRC, an agency of the State of Nevada, was fully effective. The settlement relates to disputes over various derivative positions that CRC entered into purportedly for the benefit of Pioneer's chlor-alkali plant in Henderson, Nevada. The derivative positions consisted of contracts for the forward purchase and sale of electricity as well as put and call options that were written for electric power. As a result of the settlement, which was effective as of January 1, 2003, Pioneer has been released from all claims for liability with respect to the derivatives positions.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PIONEER COMPANIES, INC.
                                        (Registrant)

Date: March 28, 2003                    By:      /s/ MICHAEL Y. MCGOVERN
                                           -------------------------------------
                                                    Michael Y. McGovern
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURE                                TITLE                                        DATE
----------------------------------          -----------------------------                   ---------------

     /s/ MICHAEL Y. MCGOVERN                President, Chief Executive                      March 28, 2003
----------------------------------          Officer and Director
       (Michael Y. McGovern)

       /s/ GARY L. PITTMAN                  Vice President and                              March 28, 2003
----------------------------------          Chief Financial Officer
         (Gary L. Pittman)                  (Principal Financial Officer)


       /s/ LYN N. GARLAND                   Vice President and Controller                   March 28, 2003
----------------------------------          (Principal Accounting Officer)
          (Lyn N. Garland)

     /s/ DAVID N. WEINSTEIN                 Chairman of the Board of Directors              March 28, 2003
----------------------------------
        (David N. Weinstein)

      /s/ MARVIN E. LESSER                  Director                                        March 28, 2003
----------------------------------
         (Marvin E. Lesser)

      /s/ GARY L. ROSENTHAL                 Director                                        March 28, 2003
----------------------------------
       (Gary L. Rosenthal)

                                  CERTIFICATION

I, Gary Pittman, certify that:

1. I have reviewed this annual report on Form 10-K of Pioneer Companies, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Gary L. Pittman
------------------------------
Gary L. Pittman
Vice President and
Chief Financial Officer
(Principal Financial Officer)

                                  CERTIFICATION

I, Michael Y. McGovern, certify that:

1. I have reviewed this annual report on Form 10-K of Pioneer Companies, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ Michael Y. McGovern
-----------------------------
Michael Y. McGovern
President and Chief Executive Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                                                                                                          PAGE
                                                                                                          -----
Independent Auditors' Report .......................................................................         44
Consolidated Financial Statements, Pioneer Companies, Inc.
   and subsidiaries:
    Consolidated Balance Sheets as of December 31, 2002
       and 2001 (Successor Company) ................................................................         45
    Consolidated Statements of Operations for the years ended December 31, 2002
       (Successor Company), 2001 and 2000 (Predecessor Company) ....................................         46
    Consolidated Statements of Stockholders' Equity (Deficiency in Assets) for the
       years ended December 31, 2002 (Successor Company), December 31, 2001
       and 2000 (Predecessor Company) ..............................................................         47
    Consolidated Statements of Cash Flows for the years ended December 31, 2002
       (Successor Company), 2001 and 2000 (Predecessor Company) ....................................         48
    Notes to Consolidated Financial Statements .....................................................         59
Supplemental Schedule:
    Schedule II -- Valuation and Qualifying Accounts ...............................................         79

     All schedules, except the one listed above, have been omitted because they are not required under the relevant instructions or because the required information is included in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Pioneer Companies, Inc.

We have audited the accompanying consolidated balance sheets of Pioneer Companies, Inc. and subsidiaries ("Pioneer") as of December 31, 2002 and 2001 (Successor Company balance sheets), and the related consolidated statements of operations, stockholders' equity (deficiency in assets) and cash flows for the year ended December 31, 2002 (Successor Company operations) and for each of the two years in the period ended December 31, 2001 (Predecessor Company operations). Our audits also included the financial statement schedule listed in the Index referred to in Item 15 of the Successor Company and Predecessor Company as of the respective dates referred to above. These financial statements and the financial statement schedule are the responsibility of Pioneer's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, on July 31, 2001, Pioneer and each of its direct and indirect wholly-owned subsidiaries filed a petition for relief under Chapter 11 of the U. S. Bankruptcy Code in Houston, Texas. On the same day, a parallel filing under the Canadian Companies' Creditors Arrangement Act was filed in Superior Court in Montreal, Canada. These filings were jointly administered, and on November 28, 2001, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on December 31, 2001. Accordingly, the accompanying financial statements and the financial statement schedule have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods.

In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of Pioneer as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002.

As discussed in Note 3 to the consolidated financial statements, Pioneer changed its method of accounting for derivative instruments to conform with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted on January 1, 2001, and changed its method of accounting for goodwill and other intangible assets to conform with SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002.

The accompanying consolidated financial statements have been prepared assuming that Pioneer will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Pioneer has limited liquidity; its senior secured debt agreements contain restrictive financial covenants and prepayment requirements; and its revolving credit facility contains restrictive financial covenants, a subjective precondition to lending clause and a lock-box arrangement. Pioneer has not demonstrated with certainty that it will be able to comply with such provisions at future reporting dates. These matters raise substantial doubt about Pioneer's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 2. The consolidated financial statements do not include adjustments that might result from the outcome of these uncertainties.

DELOITTE & TOUCHE LLP

March 24, 2003
Houston, Texas

                             PIONEER COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)


                                                                                              SUCCESSOR COMPANY
                                                                                        ---------------------------------
                                                                                        DECEMBER 31,        DECEMBER 31,
                                                                                            2002                2001
                                                                                        -------------       -------------
                                     ASSETS

Current assets:
  Cash and cash equivalents ........................................................    $       2,789       $       3,624
  Accounts receivable, less allowance for doubtful accounts:
    2002, $1,337;  2001, $2,406 ....................................................           39,983              41,568
  Inventories, net .................................................................           15,311              19,615
  Current derivative asset .........................................................           17,834             178,028
  Prepaid expenses and other current assets ........................................            4,779               5,922
                                                                                        -------------       -------------
         Total current assets ......................................................           80,696             248,757
Property, plant and equipment:
  Land .............................................................................            7,327               7,732
  Buildings and improvements .......................................................           40,936              41,457
  Machinery and equipment ..........................................................          231,676             222,376
  Construction in progress .........................................................            4,085               3,085
                                                                                        -------------       -------------
                                                                                              284,024             274,650
Less accumulated depreciation ......................................................          (41,755)                 --
                                                                                        -------------       -------------
                                                                                              242,269             274,650
Other assets, net ..................................................................           25,755              11,816
Non-current derivative asset .......................................................           41,362              87,625
Excess reorganization value over the fair value of identifiable assets .............           84,064              84,064
                                                                                        -------------       -------------
         Total assets ..............................................................    $     474,146       $     706,912
                                                                                        =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .................................................................    $      20,193       $      20,775
  Accrued liabilities ..............................................................           18,161              32,968
  Current derivative liability .....................................................           37,614             168,865
  Short-term debt, including current portion of long-term debt .....................           21,112               8,312
                                                                                        -------------       -------------
         Total current liabilities .................................................           97,080             230,920
Long-term debt, less current portion ...............................................          207,463             208,701
Accrued pension and other employee benefits ........................................           26,132              22,445
Non-current derivative liability ...................................................          108,852             207,625
Other long-term liabilities ........................................................           33,367              26,694
Commitments and contingencies (Note 18)
Stockholders' equity:
    Common stock, $.01 par value, authorized 50,000 shares, issued
      and outstanding 10,000 shares ................................................              100                 100
Additional paid-in capital .........................................................           10,933              10,427
Other comprehensive loss ...........................................................           (5,024)                 --
Retained deficit ...................................................................           (4,757)                 --
                                                                                        -------------       -------------
         Total stockholders' equity ................................................            1,252              10,527
                                                                                        -------------       -------------
         Total liabilities and stockholders' equity ................................    $     474,146       $     706,912
                                                                                        =============       =============




                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                SUCCESSOR
                                                                 COMPANY              PREDECESSOR COMPANY
                                                                ----------       ---------------------------
                                                                          YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------
                                                                   2002             2001             2000
                                                                ----------       ----------       ----------
Revenues .................................................      $  316,910       $  383,482       $  402,908

Cost of sales - product ..................................         297,157          349,061          370,997
Cost of sales - derivatives ..............................         (12,877)         (10,725)              --
                                                                ----------       ----------       ----------
Total cost of sales ......................................         284,280          338,336          370,997
                                                                ----------       ----------       ----------

Gross profit .............................................          32,630           45,146           31,911

Selling, general and administrative expenses .............          23,121           41,526           43,424
Change in fair value of derivatives ......................         (23,566)         110,837               --
Asset impairment and other charges .......................          21,409           12,938               --
                                                                ----------       ----------       ----------
Operating income (loss) ..................................          11,666         (120,155)         (11,513)

Interest expense, net (contractual interest
    expense for 2001: $57,728) ...........................         (18,891)         (36,010)         (56,328)
Reorganization items .....................................              --           (6,499)              --
Fresh start adjustments ..................................              --         (106,919)              --
Other income, net ........................................           1,687            1,169            3,309
                                                                ----------       ----------       ----------
Loss before income taxes and
   extraordinary item ....................................          (5,538)        (268,414)         (64,532)

Income tax (expense) benefit .............................             781           (3,123)         (41,031)
                                                                ----------       ----------       ----------
Net loss before extraordinary item .......................          (4,757)        (271,537)        (105,563)

Extraordinary item - net of tax ..........................              --          414,312               --
                                                                ----------       ----------       ----------
Net income (loss) ........................................      $   (4,757)      $  142,775       $ (105,563)
                                                                ==========       ==========       ==========

Income (loss) per common share -- basic and diluted:
    Net loss before extraordinary item ...................      $    (0.48)      $   (23.53)      $    (9.15)
    Extraordinary item ...................................      $       --       $    35.91       $       --
                                                                ----------       ----------       ----------
    Net income (loss) ....................................      $    (0.48)      $    12.38       $    (9.15)
                                                                ==========       ==========       ==========
Weighted average number of shares outstanding:
  Basic and diluted ......................................          10,000           11,538           11,535

                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                                 (IN THOUSANDS)



                                                            OLD COMMON STOCK
                                            ------------------------------------------------         NEW COMMON
                                                   CLASS A                   CLASS B                    STOCK            ADDITIONAL
                                            ----------------------    ----------------------    ---------------------     PAID-IN
                                             SHARES       AMOUNT       SHARES       AMOUNT       SHARES      AMOUNT       CAPITAL
                                            =========    =========    =========    =========    =========   =========    =========

PREDECESSOR COMPANY:
Balance at January 1, 2000 ..............      10,656    $     106          859    $       9           --   $      --    $  55,176
Comprehensive loss:
  Net loss ..............................          --           --           --           --           --          --           --
  Other comprehensive loss, net
  of taxes:
  Additional minimum pension
  liability .............................          --           --           --           --           --          --           --
    Total comprehensive loss ............
  Stock issued ..........................          23           --           --           --           --          --           17
                                            ---------    ---------    ---------    ---------    ---------   ---------    ---------
Balance at December 31, 2000 ............      10,679          106          859            9                                55,193
Comprehensive income:
  Net income ............................          --           --           --           --           --          --           --
  Other comprehensive loss, net
  of taxes:
   Additional minimum pension
    liability ...........................          --           --           --           --           --          --           --
    Total comprehensive
    income ..............................
    Cancellation of old shares ..........     (10,679)        (106)        (859)          (9)          --          --           --
    Reorganization adjustments ..........          --           --           --           --           --          --      (44,766)
                                            ---------    ---------    ---------    ---------    ---------   ---------    ---------
Balance at December 31, 2001 ............          --           --           --           --           --          --       10,427
SUCCESSOR COMPANY:
Stock issued in reorganization ..........          --           --           --           --       10,000         100           --
                                            ---------    ---------    ---------    ---------    ---------   ---------    ---------
Balance at December 31, 2001 ............          --           --           --           --       10,000         100       10,427
Utilization of Predecessor
   Company net operating loss
    carryback benefit ...................          --           --           --           --           --          --          506
Comprehensive loss:
  Net loss ..............................          --           --           --           --           --          --           --

  Other comprehensive loss, net of taxes:
   Additional minimum pension
     liability ..........................          --           --           --           --           --          --           --
    Total comprehensive loss ............
                                            ---------    ---------    ---------    ---------    ---------   ---------    ---------
Balance at December 31, 2002 ............          --    $      --           --    $      --       10,000   $     100    $  10,933
                                            =========    =========    =========    =========    =========   =========    =========



                                                            ACCUMULATED
                                               RETAINED        OTHER
                                               EARNINGS    COMPREHENSIVE
                                              (DEFICIT)    INCOME (LOSS)      TOTAL
                                              =========    =============    =========

PREDECESSOR COMPANY:
Balance at January 1, 2000 ..............     $ (81,993)   $          --      (26,702)
Comprehensive loss:
  Net loss ..............................      (105,563)              --
  Other comprehensive loss, net
  of taxes:
  Additional minimum pension
  liability .............................            --              (76)
    Total comprehensive loss ............                                    (105,639)
  Stock issued ..........................            --               --           17
                                              ---------    -------------    ---------
Balance at December 31, 2000 ............      (187,556)             (76)    (132,324)
Comprehensive income:
  Net income ............................       142,775               --
  Other comprehensive loss, net
  of taxes:
   Additional minimum pension
    liability ...........................            --             (576)
    Total comprehensive
    income ..............................                                     142,199
    Cancellation of old shares ..........            --               --         (115)
    Reorganization adjustments ..........        44,781              652          667
                                              ---------    -------------    ---------
Balance at December 31, 2001 ............            --               --    $  10,427
SUCCESSOR COMPANY:
Stock issued in reorganization ..........            --               --          100
                                              ---------    -------------    ---------
Balance at December 31, 2001 ............            --               --       10,527
Utilization of Predecessor
   Company net operating loss
    carryback benefit ...................            --               --          506
Comprehensive loss:
  Net loss ..............................        (4,757)              --

  Other comprehensive loss, net of taxes:
   Additional minimum pension
     liability ..........................            --           (5,024)
    Total comprehensive loss ............                                      (9,781)
                                              ---------    -------------    ---------
Balance at December 31, 2002 ............     $  (4,757)   $      (5,024)   $   1,252
                                              =========    =============    =========

                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  SUCCESSOR
                                                                   COMPANY               PREDECESSOR COMPANY
                                                                 ------------      ------------------------------
                                                                              YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------------
                                                                     2002              2001              2000
                                                                 ------------      ------------      ------------
Operating activities:
  Net income (loss) ........................................     $     (4,757)     $    142,775      $   (105,563)
  Adjustments to reconcile net income (loss) to net
     cash flows from operating activities:
     Fresh start adjustments ...............................               --           106,919                --
     Extraordinary item, net ...............................               --          (414,312)               --
     Depreciation and amortization .........................           24,926            46,810            50,242
     Provision for (recovery of) loss on accounts
       receivable ..........................................             (848)            2,848                93
     Deferred tax expense (benefit) ........................             (781)            3,071            41,255
     Change in fair value of derivatives ...................          (23,566)          110,837                --
     Asset impairment ......................................           16,941             3,881                --
     Gain on disposal of assets ............................           (1,034)              (29)           (2,257)
     Foreign exchange (gain) loss ..........................              (92)             (663)              636
     Net effect of changes in operating assets and
       liabilities .........................................          (10,539)           30,769            28,731
                                                                 ------------      ------------      ------------
          Net cash flows from operating activities .........              250            32,906            13,137
                                                                 ------------      ------------      ------------
Investing activities:
  Capital expenditures .....................................          (10,615)          (13,112)          (18,697)
  Proceeds from disposal of assets .........................            2,047               233             2,878
                                                                 ------------      ------------      ------------
          Net cash flows from investing activities .........           (8,568)          (12,879)          (15,819)
                                                                 ------------      ------------      ------------
Financing activities:
  Debtor-in-possession credit facility, net ................           (6,663)            6,663                --
  Revolving credit borrowings, net .........................           14,704           (27,581)            6,418
  Repayments on long-term debt .............................           (1,649)             (571)           (1,950)
  Other ....................................................               --                --                18
                                                                 ------------      ------------      ------------
          Net cash flows from financing activities .........            6,392           (21,489)            4,486
                                                                 ------------      ------------      ------------
Effect of exchange rate changes on cash and
  cash equivalents .........................................            1,091              (849)           (1,379)
                                                                 ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents .......             (835)           (2,311)              425
                                                                 ------------      ------------      ------------
Cash and cash equivalents at beginning of period ...........            3,624             5,935             5,510
                                                                 ------------      ------------      ------------
Cash and cash equivalents at end of period .................     $      2,789      $      3,624      $      5,935
                                                                 ============      ============      ============





                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Pioneer Companies, Inc. (the "Company" or "PCI") and its consolidated subsidiaries (collectively, "Pioneer"). The term "Predecessor Company" refers to Pioneer prior to its emergence from bankruptcy on December 31, 2001, and the term "Successor Company" refers to Pioneer after its emergence from bankruptcy on December 31, 2001. References to predecessors of Pioneer Americas LLC ("Pioneer Americas"), an indirect wholly-owned subsidiary of PCI, include Pioneer Americas, Inc., Pioneer Corporation of America and Pioneer Chlor-Alkali Company, Inc. during the period from 1999 to 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

     Pioneer operates in one industry segment, the production, marketing and selling of chlor-alkali and related products. Pioneer operates in one geographic area, North America. Pioneer conducts its primary business through its operating subsidiaries: PCI Chemicals Canada Company (formerly known as PCI Chemicals Canada Inc.) ("PCI Canada") and Pioneer Americas.

     On December 31, 2001, the Company and each of its direct and indirect wholly-owned subsidiaries emerged from protection under Chapter 11 of the U.S. Bankruptcy Code, and on the same date PCI Canada, a wholly-owned subsidiary of PCI, emerged from protection under the provisions of Canada's Companies Creditors' Arrangement Act. On that date, Pioneer's plan of reorganization, which was confirmed by the U.S. Bankruptcy Court on November 28, 2001, became effective.

     The financial results for the twelve months ended December 31, 2001 were affected by our filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code and a parallel filing under the Canadian Companies Creditors' Arrangement Act on July 31, 2001 and our emergence from bankruptcy on December 31, 2001, the effective date of our plan of reorganization. Our post-emergence consolidated financial statements reflect results after the consummation of the plan of reorganization and the application of the principles of fresh start accounting in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). See Note 4. The Predecessor Company, as it existed prior to our emergence from bankruptcy, and the Successor Company, after the adoption of fresh start accounting, are different reporting entities and the consolidated financial statements are not comparable.

     Dollar amounts, other than per share amounts, in tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated.

2. MATTERS AFFECTING LIQUIDITY

     Upon emergence from bankruptcy on December 31, 2001, Pioneer's senior secured debt aggregated $206.7 million, consisting of Senior Secured Floating Rate Guaranteed Notes due 2006 in the aggregate principal amount of $45.4 million (the "Secured Guaranteed Notes"), Senior Floating Rate Term Notes due 2006 in the aggregate principal amount of $4.6 million (the "Senior Floating Notes"), 10% Senior Secured Guaranteed Notes due 2008 in the aggregate principal amount of $150 million (the "10% Senior Secured Notes"), and a Revolving Credit Facility with a $30 million commitment and a borrowing base restriction (the "Revolver"). Borrowings under the Revolver were used shortly after the emergence from bankruptcy to replace $6.7 million of debtor-in-possession financing that was outstanding as of December 31, 2001. Collectively, the $200 million in Senior Guaranteed Notes, Senior Floating Notes and 10% Senior Secured Notes are referred to as the Senior Notes and together with the Revolver are referred to as the Senior Secured Debt. The Senior Secured Debt requires payments of interest in cash and contains various covenants including financial covenants in the Revolver (which if violated will create a default under the cross-default provisions of the Senior Notes) that obligate Pioneer to comply with certain cash flow requirements. The interest payment requirements of the Senior Secured Debt and the financial covenants in the Revolver were set at levels based on financial projections of an assumed minimum ECU netback and do not accommodate significant downward variations in operating results.

     Pioneer's ECU netback averaged $270 in 2002, while the projections prepared in connection with Pioneer's plan of reorganization assumed an average ECU netback of approximately $300. The low ECU netback experienced during 2002 created lower than anticipated liquidity, and Pioneer responded by cutting costs and reducing expenditures, including idling manufacturing capacity and laying off operating and administrative employees. Unless the anticipated improvement in product prices occurs, Pioneer may not have the liquidity necessary to meet all of its debt service and other obligations in 2003, and Pioneer may be unable to satisfy the financial covenants in the Revolver. The amount of liquidity ultimately needed by Pioneer to meet all of its obligations going forward will depend on a number of factors, some of which are uncertain, although the recent resolution of the derivatives dispute with the Colorado River Commission ("CRC") has reduced some uncertainty as to future liquidity needs. See Notes 3 and 24 regarding the settlement of the dispute with CRC.

     Pioneer amended its Revolver in April 2002 and again in June 2002. Pioneer entered into the amendments to the Revolver to revise a financial covenant requirement to exclude the effects of changes in the fair value of derivative instruments and any realized gains and losses (except to the extent paid by Pioneer) on derivatives, eliminate the availability of interest rates based on the London interbank offered rate ("LIBOR"), and replace the previously applicable margin over the prime rate (the "Previous Rate") with the Previous Rate plus 2.25% for all loans that are and will be outstanding under the Revolver. As a result of the amendments, Pioneer is also required to maintain Liquidity (as defined) of at least $5.0 million, and limit its capital expenditure levels to $20.0 million in 2002 and $25.0 million in each fiscal year thereafter. In connection with the amendments there was an increase in the fees applicable to letters of credit issued pursuant to the Revolver, to a rate equal to 4.25% times the daily balance of the undrawn amount of all outstanding letters of credit, and Pioneer paid a forbearance fee of $250,000. As amended, one of the covenants in the Revolver requires Pioneer to generate at least:

          o $5.608 million of net earnings before extraordinary gains, the effects of the derivative instruments excluding derivative expenses paid by Pioneer, interest, income taxes, depreciation and amortization (referred to as "Lender-Defined EBITDA") during the quarter ending December 31, 2002, and $10.910 million of Lender-Defined EBITDA during the nine-month period ending on the same date,

          o $10.640 million of Lender-Defined EBITDA during the quarter ending March 31, 2003, and

          o $21.550 million of Lender-Defined EBITDA for the twelve-month period ending March 31, 2003, and for each twelve month period ending each fiscal quarter thereafter.

     Lender-Defined EBITDA for the nine months ended December 31, 2002 was a positive $1.2 million, and Lender-Defined EBITDA for the three months ended December 31, 002 was a negative $10.7 million. Those amounts were less than the amounts required under the Revolver covenant for those periods. Since in the absence of a $16.9 million asset impairment charge relating to the Tacoma facility (as discussed in Note 16) Lender-Defined EBITDA would have exceeded the covenant requirement, the lender under the Revolver has waived the noncompliance with the covenant requirements. It is anticipated that as a result of an additional asset impairment charge in the first quarter of 2003 (as discussed below and in Note 24), we will also be required to seek a waiver from the lender under the Revolver with respect to the covenant requirement for that quarter. In addition, it is anticipated that the impairment charges in the fourth quarter of 2002 and the first quarter of 2003 will likely result in the need for future waivers from the lender under the Revolver, since the impairments will have a negative effect on Lender Defined EBITDA for the twelve-month periods ending each quarter through March 31, 2004.

     As a result of the amendments, Pioneer is also required to maintain Liquidity (as defined) of at least $5.0 million, and limit capital expenditure levels to $20.0 million in 2002 and $25.0 million in each fiscal year thereafter. At December 31, 2002, Liquidity was $14.2 million, consisting of borrowing availability of $11.4 million and cash of $2.8 million. Capital expenditures were $10.6 million during 2002.

     If the required Lender-Defined EBITDA level under the Revolver is not met and the lender under the Revolver does not waive Pioneer's failure to comply with the requirement, Pioneer will be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur or have occurred, the lender can exercise its rights under the Revolver and refuse to make further advances. Following any such refusal, customer receipts would be applied to Pioneer's borrowings under the Revolver, and Pioneer would not have the ability to reborrow. This would cause Pioneer to suffer a rapid loss of liquidity and it would lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow the lender to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under the Senior Notes which would provide the holders of the Senior Notes with the right to accelerate the $200 million in Senior Notes outstanding and demand immediate repayment.

     The Revolver also provides that as a condition of borrowings there shall not have occurred any material adverse change in Pioneer's business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).

      The Senior Guaranteed Notes and Senior Floating Notes (collectively, the "Tranche A Notes") provide that, within 60 days after each calendar quarter during 2003 through 2006, Pioneer Americas is required to redeem (i) $2.5 million principal amount of Tranche

A Notes if Pioneer Americas' net income before extraordinary items, other income, net, interest, income taxes, depreciation and amortization ("Pioneer Americas' EBITDA") for such calendar quarter is greater than $20 million but less than $25 million, (ii) $5 million principal amount of Tranche A Notes if Pioneer Americas' EBITDA for such calendar quarter is greater than $25 million but less than $30 million and (iii) $7.5 million principal amount of Tranche A Notes if Pioneer Americas' EBITDA for such calendar quarter is greater than $30 million, in each case plus accrued and unpaid interest thereon to the redemption date.

     Pioneer expects the settlement of derivative disputes with CRC (as discussed in Notes 3 and 24), to result in a net gain of approximately $66 million in the first quarter of 2003. Due to the assignment of Pioneer's long-term hydropower contracts to the Southern Nevada Water Authority and the resulting higher energy prices under the new supply agreement effective in 2003, Pioneer expects to record an approximate $41 million impairment of the Henderson facility as the result of reduced plant profitability estimates. The net impact of the foregoing, which is expected to increase Pioneer Americas' EBITDA by approximately $25 million for the first quarter of 2003, may result in a redemption obligation under the Tranche A Notes as described above. Any such redemption would also accelerate Pioneer's obligation to repay approximately $3.6 million in principal and interest on certain other notes.

     The uncertainties affecting Pioneer's liquidity as a result of the restrictive financial covenants and redemption obligations described above raise concern about Pioneer's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Major renewals and improvements that extend the useful lives of equipment are capitalized. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations.

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

Planned Major Maintenance Activities

     In connection with the application of fresh start accounting, Pioneer adopted a policy of expensing major maintenance costs when incurred. Such costs are incurred when major maintenance activities are performed on Pioneer's chlor-alkali plants. The change in policy affects the accounting for major maintenance at the St. Gabriel plant since previously the costs were amortized over the period, generally two years or more, between major maintenance activity. Pioneer incurred $1.6 million of major maintenance expenses at St Gabriel in the fourth quarter of 2002. Major maintenance is performed at Pioneer's other chlor-alkali plants on an annual basis.

Impairment of Long-Lived Assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use are based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or net realizable value. See Note 16 for discussion of asset impairment charges recorded in 2002 and 2001 and Note 24 for discussion of an impairment charge expected in 2003.

Other Assets

     Other assets include amounts for deferred financing costs, which are being amortized on a straight-line basis over the term of the related debt. Amortization of such costs using the interest method would not have resulted in material differences in the amounts amortized during the periods presented. At December 31, 2001, unamortized debt issuance costs of $12.4 million were written-off against the related debt balances in accordance with SOP 90-7. Amortization expense for other assets for the years ended December 31, 2002, 2001 and 2000 was approximately $0.1 million, $3.8 million and $4.8 million, respectively.

Excess Cost Over The Fair Value of Net Assets Acquired and Excess Reorganization Value Over The Fair Value of Identifiable Assets

     Prior to Pioneer's emergence from bankruptcy and application of fresh start accounting, excess cost over the fair value of net assets acquired ("goodwill") was amortized on a straight-line basis over 25 years. Amortization expense for excess cost over the fair value of net assets acquired was approximately $8.9 million and $9.0 million for the years ended December 31, 2001 and 2000, respectively.

     Upon Pioneer's emergence from bankruptcy and application of fresh start accounting, Pioneer recorded $84.1 million of excess reorganization value over the fair value of identifiable assets ("goodwill") attributable to its Canadian operations. In accordance with SFAS 142, "Goodwill and Other Intangible Assets," ("SFAS 142"), this goodwill will not be amortized. The carrying value of goodwill will be reviewed at least annually, and if this review indicates that it will not be recoverable, as determined based on the estimated fair value of the applicable reporting unit, Pioneer's carrying value will be adjusted in accordance with SFAS 142. Pioneer tested goodwill for impairment as of January 1, 2003. Based on a fair value calculation using projected earnings before interest, taxes, depreciation and amortization, the estimated fair value of the Canadian operations exceeds book value.

     The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 are as follows:

          PREDECESSOR COMPANY:
            Balance as of January 1, 2001               $    179,560
            Amortization expense                              (8,948)
                                                        ------------
            Balance as of December 31, 2001                  170,612
            Fresh start accounting adjustments               (86,548)
                                                        ------------
          SUCCESSOR COMPANY:
            Balance as of December 31, 2001                   84,064
            2002 activity                                         --
                                                        ------------
            Balance as of December 31, 2002             $     84,064
                                                        ============

The impact of goodwill amortization expense, net of income tax, on net loss before extraordinary item, net income (loss), and earnings (loss) per share is as follows:

                                                                               SUCCESSOR
                                                                                COMPANY                PREDECESSOR COMPANY
                                                                               ------------        -----------------------------
                                                                                              YEAR ENDED DECEMBER 31,
                                                                               -------------------------------------------------
                                                                                   2002                 2001            2000
                                                                               ------------        ------------     ------------
          Reported net loss before extraordinary item                          $     (4,757)       $   (271,537)    $   (105,563)
          Add back: Goodwill amortization, net of tax                                    --               7,043            7,119
                                                                               ------------        ------------     ------------
          Adjusted net loss before extraordinary item                          $     (4,757)       $   (264,494)    $    (98,444)
                                                                               ============        ============     ============

          Reported net income (loss)                                           $     (4,757)       $    142,775     $   (105,563)
                                                                                                                    ============
          Add back: Goodwill amortization, net of tax                                    --               7,043            7,119
                                                                               ------------        ------------     ------------
          Adjusted net income (loss)                                           $     (4,757)       $    149,818     $    (98,444)
                                                                               ============        ============     ============

          Basic and diluted loss per share before extraordinary item:
                Reported net loss                                              $      (0.48)       $     (23.53)    $      (9.15)
                Goodwill amortization, net of tax                                        --                0.61             0.62
                                                                               ------------        ------------     ------------
                Adjusted net loss                                              $      (0.48)       $     (22.92)    $      (8.53)
                                                                               ============        ============     ============

          Basic and diluted loss per share:
                Reported net income (loss)                                     $      (0.48)       $      12.38     $      (9.15)
                Goodwill amortization, net of tax                                        --                0.61             0.62
                                                                               ------------        ------------     ------------
                Adjusted net income (loss)                                     $      (0.48)       $      11.77     $      (8.53)
                                                                               ============        ============     ============

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

Research and Development Expenditures

     Research and development expenditures are expensed as incurred. Such costs totaled $1.0 million in 2001, and $1.4 million in 2000. No research and development costs were incurred during 2002.

Preferred Stock

     Upon emergence from bankruptcy, all outstanding preferred stock was cancelled.

Income (Loss) Per Share

     All of the Class A and Class B Common Stock of the Predecessor Company was cancelled upon emergence from bankruptcy. Accordingly, per share amounts for the Successor Company and Predecessor Company are not comparable.

     Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share considers, in addition to the above, the dilutive effect of potentially issuable common shares during the period. Income (loss) per share for 2002, 2001 and 2000 were not affected by outstanding options to acquire shares of common stock because the exercise prices of those options were greater than the average market price of Pioneer's common stock during those periods. Income (loss) per share for 2001 and 2000 was not affected by the 55,000 issued and outstanding preferred shares that could be converted into 539,000 shares of common stock because their effect was anti-dilutive.

Stock-Based Compensation

     SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principals Board ("APB") 25, "Accounting for Stock Issued to Employees". Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date), over the amount an employee must pay to acquire the stock. Stock options issued under Pioneer's stock option plans have no intrinsic value at the grant date, and under APB 25, no compensation cost is recognized for them. Pioneer has elected to continue with the accounting methodology in APB 25, and, as a result, has provided pro forma disclosures of the net earnings, earnings per share, and other disclosures, as if the fair value based method of accounting had been applied.

     The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in 2002; risk free interest rate of 3.8%, no expected dividend yield for all years, expected life of 10 years, and expected volatility of 95%. Stock options generally expire 10 years from the date of grant and fully vest after 3 years. At December 31, 2002, the weighted average remaining contractual life on outstanding options was 9.4 years. Had compensation expense for the plans been determined consistent with SFAS 123, Pioneer's pro forma net income (loss) and income (loss) per common share for the three years ended December 31, 2002 would have been as indicated below:

                                                                       SUCCESSOR
                                                                        COMPANY              PREDECESSOR COMPANY
                                                                      ------------      ------------------------------
                                                                          2002              2001              2000
                                                                      ------------      ------------      ------------
          Net loss before extraordinary item:
            As reported .........................................     $     (4,757)     $   (271,537)     $   (105,563)
            Pro forma stock compensation expense ................             (398)             (225)             (372)
                                                                      ------------      ------------      ------------
          Pro forma net loss before extraordinary item ..........           (5,155)         (271,762)         (105,935)
                                                                      ============      ============      ============

          Loss per common share - basic and diluted:
            Net loss before extraordinary item, as reported .....     $      (0.48)     $     (23.53)     $      (9.15)
            Net loss before extraordinary item, pro forma .......            (0.52)           (23.55)            (9.18)

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

Estimates and Assumptions

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Derivatives

     Pioneer adopted the accounting and reporting standards of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as interpreted and amended, ("SFAS 133") as of January 1, 2001. SFAS 133 requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Based upon the contracts in effect at January 1, 2001, the adoption of SFAS 133 had no effect on the consolidated financial statements at that date.

     Prior to the settlement of derivative disputes (as discussed below) with CRC, approximately 35% of the electric power supply for Pioneer's Henderson facility was hydropower furnished under a low-cost, long-term contract with CRC, approximately 50% was provided under a supplemental supply contract with CRC, and the remaining 15% was provided under a long-term arrangement with a third party. The supplemental supply contract entered into in March 2001 set forth detailed procedures governing the procurement of power by CRC on Pioneer's behalf. This agreement was not intended to provide for speculative power purchases on behalf of Pioneer.

     The dispute with CRC involved various derivative positions that were executed by CRC, purportedly for Pioneer's benefit under the supplemental supply contract. The derivative positions consisted of contracts for the forward purchase and sale of electricity as well as put and call options that were written for electric power. Pioneer disputed CRC's contention that certain derivative positions (the "Disputed Derivatives") with a net liability at December 31, 2002, of $82.3 million were its responsibility. A net liability of $87.3 million, consisting of the $82.3 million liability for the Disputed Derivatives and a $5.0 million liability relating to transactions that were not disputed (the "Approved Derivatives"), was recorded by Pioneer and is reflected in its December 31, 2002 balance sheet. CRC further contended that other contracts (the "Rejected Derivatives") reflecting an additional net liability of $41.0 million as of December 31, 2002, were Pioneer's responsibility. Pioneer did not record any net liability with respect to the Rejected Derivatives because CRC did not provide any documentation of any relationship of those contracts to Pioneer.

     The derivative positions include many types of contracts with varying strike prices and maturity dates extending through 2006. The fair value of the instruments varied over time based upon market circumstances. The fair value of the derivative positions was determined for Pioneer by an independent consultant using available market information and appropriate valuation methodologies that included current and forward pricing. Considerable judgment, however, is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates for the fair value of the derivative positions are not necessarily indicative of the amounts that could be realized upon disposition of the derivative positions or the ultimate amount that would be paid or received when the positions are settled. The use of different market assumptions and/or estimation methodologies would result in different fair values. Management of Pioneer believes that the market information, methodologies and assumptions used by the independent consultant to fair value the derivative positions produced a reasonable estimation of the fair value of the derivative positions.

      The information in the tables below presents the electricity futures and options positions outstanding ($ in thousands, except per megawatt hour ("mwh") amounts, and volumes in mwh) for Approved Derivatives and Disputed Derivatives for the periods presented.

                                                             DECEMBER 31, 2002                DECEMBER 31, 2001
                                                        -----------------------------    ----------------------------
                                                          APPROVED        DISPUTED         APPROVED       DISPUTED
                                                        ------------    -------------    ------------    ------------
ELECTRICITY FUTURES CONTRACTS:
  Purchases:
     Contract volume (mwh) ..........................             --        9,335,840              --      12,785,000
     Range of expirations (years) ...................             --     1.00 to 4.00              --    0.25 to 5.00
     Weighted average years until expiration ........             --             3.42              --            3.41
     Weighted average contract price (per mwh) ......   $         --    $       52.13    $         --    $      59.38
     Notional amount ................................   $         --    $     486,699    $         --    $    759,210
     Weighted average fair value (per mwh) ..........   $         --    $       37.14    $         --    $      31.00
     Mark-to-market loss ............................   $         --    $    (139,995)   $         --    $   (362,821)

  Sales:
     Contract volume (mwh) ..........................             --        4,627,160         218,600       7,919,200
     Range of expirations (years) ...................             --     1.00 to 4.00    0.50 to 1.00    0.25 to 5.00
     Weighted average years until expiration ........             --             3.17             .72            2.53
     Weighted average contract price (per mwh) ......   $         --    $       47.67    $      38.72    $      62.59
     Notional amount ................................   $         --    $     220,580    $      8,464    $    495,679
     Weighted average fair value (per mwh) ..........   $         --    $       36.74    $      26.10    $      30.82
     Mark-to-market gain ............................   $         --    $      50,585    $      2,758    $    251,553

ELECTRICITY OPTION CONTRACTS:
  Put (purchase):
     Contract volume (mwh) ..........................        491,200               --         614,000              --
     Notional amount ................................   $     24,560    $          --    $     30,700    $         --
     Years until expiration .........................           4.00               --            5.00              --
     Weighted average strike price ..................   $       50.0    $          --    $      50.00    $         --
     Mark-to-market loss ............................   $     (5,019)   $          --    $    (13,375)   $         --

  Calls (sales):
     Contract volume (mwh) ..........................             --        3,288,000          61,600       4,534,200
     Notional amount ................................   $         --    $     174,264    $      3,080    $    246,549
     Range of expirations (years) ...................             --              3.0            0.25    0.25 to 4.00
     Weighted average years until expiration ........             --              3.0            0.25            2.97
     Weighted average strike price ..................   $         --    $       53.00    $      50.00    $      54.38
     Mark-to-market gain ............................   $         --    $       7,158    $        271    $     10,777
                                                        ------------    -------------    ------------    ------------

Total unrealized loss ...............................   $     (5,019)   $     (82,252)   $    (10,346)   $   (100,491)
                                                        ============    =============    ============    ============

SUMMARY OF APPROVED AND DISPUTED DERIVATIVE ASSETS AND LIABILITIES:


                                          DECEMBER 31, 2002          DECEMBER 31, 2001
                                          -----------------          -----------------
Current derivative asset ...............   $     17,834                $    178,028
Non-current derivative asset ...........         41,362                      87,625
Current derivative liability ...........        (37,614)                   (168,865)
Non-current derivative liability .......       (108,853)                   (207,625)
                                           ------------                ------------
Net derivative liability ...............   $    (87,271)               $   (110,837)
                                           ============                ============

     Pioneer recorded estimated realized income and expense related to fulfilling or settling the obligations that could arise with respect to the Approved Derivatives and Disputed Derivatives as a component of cost of sales. A net receivable from CRC of $21.0 million at December 31, 2002, was recorded in "Other Assets." The net receivable included $14.8 million of cash that CRC collected in the form of premiums related to options that expired prior to December 31, 2002, but did not remit to Pioneer. The remaining $6.2 million of the net receivable represented an estimate of CRC's net proceeds from the settlement of certain Approved Derivatives and Disputed Derivatives on their delivery dates during 2002 that was not remitted to Pioneer. At December 31, 2001, the net receivable from CRC recorded in "Other Assets" was $8.4 million.

     All of the conditions of the settlement of Pioneer's dispute with the CRC were satisfied on March 3, 2003. As a result of the settlement, which is effective as of January 1, 2003, Pioneer has been released from all claims for liability with respect to electricity derivatives positions, and all litigation between Pioneer and CRC has been dismissed. See Note 24.

4.   REORGANIZATION AND FRESH START ADJUSTMENTS

     On December 31, 2001, the Company and each of its direct and indirect wholly-owned U.S. subsidiaries emerged from protection under the U.S. Bankruptcy Code, and on the same date PCI Canada emerged from protection under the provisions of Canada's Companies Creditors' Arrangement Act.

     Under the plan of reorganization that was effective on December 31, 2001, the common stock of the Predecessor Company was cancelled, the holders of the Predecessor Company's senior secured debt received $200 million in principal amount of new senior secured debt and 97% of the common stock of the reorganized company and unsecured creditors were entitled to receive the remaining 3% of the common stock. Trade creditors with small claims received cash, and other critical vendors received or will receive payments determined under individually-negotiated settlements. These share percentages exclude shares issuable upon the exercise of options to be granted in connection with the Management Equity Incentive Plan adopted as part of the reorganization proceedings. See Note 11.

     Pioneer has applied fresh start accounting to the consolidated balance sheet as of December 31, 2001 in accordance with SOP 90-7. Under fresh start accounting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date fresh start accounting is applied similar to the procedures specified in accordance with SFAS 141, "Business Combinations." In addition, the accumulated deficit of the Predecessor Company was eliminated and its common stock was valued based on an enterprise value of $355 million. Pioneer subsequently adjusted the equity value to include the effects of idling Tacoma and the net derivative liability, which were not considered in the initial valuation. Pioneer recorded the effects of the plan of reorganization and fresh start accounting as of December 31, 2001, as follows:

                                                           PREDECESSOR                                           SUCCESSOR
                                                             COMPANY                                              COMPANY
                                                           CONSOLIDATED     REORGANIZATION     FRESH START      CONSOLIDATED
                                                           BALANCE SHEET      ADJUSTMENTS      ADJUSTMENTS      BALANCE SHEET
                                                          --------------    --------------    --------------    --------------
Current assets ........................................   $      250,570    $       (1,769)   $          (44)   $      248,757
Property, plant and equipment, net ....................          273,990                --               660           274,650
Other assets, net .....................................           13,031                --            (1,215)           11,816
Non-current derivative asset ..........................           87,625                --                --            87,625
Excess reorganization value over the fair
value of identifiable assets ..........................          170,612                --           (86,548)           84,064
                                                          --------------    --------------    --------------    --------------
  Total assets ........................................   $      795,828    $       (1,769)   $      (87,147)   $      706,912
                                                          ==============    ==============    ==============    ==============
Current liabilities ...................................   $      288,496    $      (55,350)   $       (2,226)   $      230,920
Long-term debt, net of current portion ................          563,932          (355,231)               --           208,701
Accrued pension and other employee benefits ...........           16,099                --             6,346            22,445
Non-current derivative liability ......................          207,625                --                --           207,625
Other long-term liabilities ...........................           11,694                --            15,000            26,694
Redeemable preferred stock ............................            5,500            (5,500)               --                --
                                                          --------------    --------------    --------------    --------------
  Total liabilities ...................................        1,093,346          (416,081)           19,120           696,385
Old common stock ......................................              115              (115)               --                --
New common stock ......................................               --               100                --               100
Additional paid-in capital ............................           55,193           414,327          (459,093)           10,427
Retained earnings (deficit) ...........................         (352,174)               --           352,174                --
Accumulated other comprehensive income ................             (652)               --               652                --
                                                          --------------    --------------    --------------    --------------
  Total shareholders' equity (deficiency in assets) ...         (297,518)          414,312          (106,267)           10,527
                                                          --------------    --------------    --------------    --------------
  Total liabilities and shareholder's equity
    (deficiency in assets) ............................   $      795,828    $       (1,769)   $      (87,147)   $      706,912
                                                          ==============    ==============    ==============    ==============

     Reorganization adjustments reflect the forgiveness of debt, including related accrued interest, and certain prepetition trade payables in consideration for new debt and new common stock, resulting in an extraordinary gain of $414.3 million.

5. DIVESTITURES

     In August 2000 Pioneer completed the disposition of two of its former operating subsidiaries ("Kemwater", collectively), which manufactured and supplied polyaluminum chlorides to certain potable and wastewater markets in the United States. The products were used primarily to remove solids from wastewater streams and to control hydrogen sulfide emissions. Kemwater also manufactured and marketed aluminum sulfate to the wastewater and pulp and paper industries. No material gain or loss was recognized upon completion of the sale of the Kemwater assets in 2000. Kemwater had revenues of $8.7 million in 2000.

6. CASH FLOW INFORMATION

     The net effect of changes in operating assets and liabilities are as follows:

                                            SUCCESSOR
                                             COMPANY            PREDECESSOR COMPANY
                                           ------------    ----------------------------
                                                     YEAR ENDED DECEMBER 31,
                                           --------------------------------------------
                                               2002            2001            2000
                                           ------------    ------------    ------------
Accounts receivable ....................   $      3,851    $      4,463    $        844
Inventories ............................          4,454           6,489          (2,019)
Prepaid expenses .......................          4,356          (3,614)          1,054
Other assets ...........................        (13,918)         (6,923)          5,145
Accounts payable .......................          2,823          (5,636)         16,188
Accrued liabilities ....................         (8,733)         36,709          12,934
Other long-term liabilities ............         (3,372)           (719)         (5,415)
                                           ------------    ------------    ------------
Net change in operating accounts .......   $    (10,539)   $     30,769    $     28,731
                                           ============    ============    ============

     Non-cash financing activities:

     In October 2002, Pioneer financed certain insurance premiums with two notes totaling $1.5 million and payable to a third party financing company. Since the financing company distributed cash directly to the insurance company, the transaction was a non-cash transaction for Pioneer. The notes payable are classified as short-term debt, and are payable in monthly installments through June 2003. The payment made by the financing company to the insurance company is classified as prepaid insurance, and will be amortized over the term of the insurance policy.

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

     In accordance with SOP 90-7, $12.4 million of unamortized debt issuance costs related to compromised debt was reclassified against the related debt balance in Pioneer's consolidated balance sheet in 2001.

     Following is supplemental cash flow information:

                                   SUCCESSOR
                                    COMPANY           PREDECESSOR COMPANY
                                 ------------    ---------------------------
                                             YEAR ENDED DECEMBER 31,
                                 -------------------------------------------
                                                      2001           2000
                                                 ------------   ------------
Interest paid ................   $     19,195    $      3,343   $     46,613
Income taxes paid
   (refunded) ................           (506)            210             11

7. INVENTORIES

     Inventories consisted of the following at December 31:

                                                    2002           2001
                                                ------------   ------------
Raw materials, supplies and parts, net ......   $      8,105   $     10,748
Finished goods and work-in-process ..........          7,117          9,133
Inventories under exchange agreements .......             89           (266)
                                                ------------   ------------
                                                $     15,311   $     19,615
                                                ============   ============

8. INVESTMENTS IN BASIC MANAGEMENT, INC. AND THE LANDWELL COMPANY, L.P.

     Prior to June 2000 the Company, through its predecessor subsidiary Pioneer Americas, Inc. ("PAI"), was the record owner of approximately 32% of the common stock of Basic Management, Inc. ("BMI"), which owns and maintains the water and power distribution network within a Henderson, Nevada industrial complex. BMI is the general partner of and has a 50% interest in The LandWell Company, L.P. ("LandWell"), which owns land in Henderson and Clark County, Nevada. Prior to June 2000 PAI also owned an approximate 21% limited partnership interest in LandWell.

     PAI's interests in BMI and LandWell, together with certain other California and Louisiana real estate interests, constituted assets that were held for the economic benefit of the previous owners of PAI. Dividends and distributions received by Pioneer on account of such interests were deposited in a separate cash account (the "Contingent Payment Account"), the balance of which was to be applied in satisfaction of certain obligations of such previous owners under environmental indemnity obligations in favor of Pioneer, provided that any amounts not so applied prior to April 20, 2015 were to be remitted to such persons.

     In June 2000 Pioneer and the previous owners effected an agreement pursuant to which PAI agreed to transfer to the previous owners the record title to the interests in BMI, LandWell and the California and Louisiana real estate interests, as well as $0.8 million of the cash balance in the Contingent Payment Account. The remaining $5.3 million balance in the Contingent Payment Account, which was determined as an amount adequate to pay for future environmental remediation costs that would be subject to the indemnity obligations of the previous owners and was unrestricted, was retained by Pioneer, in exchange for the release of the indemnity obligations. This transaction resulted in a gain of $1.8 million. The Contingent Payment Account was closed as a consequence of this transaction and the net proceeds from the settlement of $5.3 million were used to reduce outstanding obligations under Pioneer's then existing revolving credit facility.

9. OTHER ASSETS

     Other assets consist of the following at December 31:

                                                                        2002           2001
                                                                   ------------   ------------
Accounts receivable under indemnification of environmental
   reserve .....................................................   $      3,200   $      3,200
Receivable for net realized gain on matured derivatives ........         20,999          8,425
Other ..........................................................          1,556            191
                                                                   ------------   ------------
          Other assets, net ....................................   $     25,755   $     11,816
                                                                   ============   ============

10. ACCRUED LIABILITIES

     Accrued liabilities consist of the following at December 31:

                                                2002          2001
                                           ------------   ------------
Payroll and benefits ...................   $      5,042   $      7,541
Reorganization items ...................             --          9,468
Electricity ............................          5,310          4,089
Other accrued liabilities ..............          7,809         11,870
                                           ------------   ------------
      Accrued liabilities ..............   $     18,161   $     32,968
                                           ============   ============

11. EMPLOYEE BENEFITS

Pension Plans

     Pioneer sponsors various non-contributory, defined benefit plans covering substantially all union and non-union employees of Pioneer Americas and PCI Canada. Pension plan benefits are based primarily on participants' compensation and years of credited service. Annual pension costs and liabilities for Pioneer under its defined benefit plans are determined by actuaries using various methods and assumptions. Pioneer intends to contribute such amounts as are necessary to provide assets sufficient to meet the benefits to be paid to its employees. Pioneer's present intent is to make annual contributions, which are actuarially computed, in amounts not more than the maximum nor less than the minimum allowable under US and Canada statutory requirements. Plan assets at December 31, 2002 and 2001 consist primarily of fixed income investments and equity investments.

     In connection with Pioneer's application of fresh start accounting on December 31, 2001, Pioneer adjusted the amounts recorded for pension and post-retirement benefits other than pensions liabilities to include all previously unrecognized actuarial gains and losses, as well as unrecognized prior service costs.

     Global capital market developments resulted in negative returns on Pioneer's defined benefit plan assets and a decline in the discount rates used to estimate the liability. As a result, Pioneer was required to record an additional minimum pension liability of $5.1 million for plans where the accumulated benefit obligation exceeded the fair market value of the respective plan assets. Additional minimum liability of $5.0 million was included in Pioneer's accumulated other comprehensive loss. Information concerning the pension obligation, plan assets, amounts recognized in Pioneer's financial statements and underlying actuarial assumptions is stated below.

                                                            SUCCESSOR      PREDECESSOR
                                                            COMPANY         COMPANY
                                                          ------------    ------------
                                                             2002             2001
                                                          ------------    ------------
Change in benefit obligation:
  Projected benefit obligation, beginning of year .....   $     68,058    $     63,086
  Service cost ........................................          2,463           2,724
  Interest cost .......................................          4,640           4,556
  Actuarial losses ....................................            466             486
  Benefits paid .......................................         (3,108)         (1,780)
  Net transfer in (out) ...............................            949          (1,014)
  Curtailment gain ....................................         (1,220)             --
  Plan amendments .....................................              8              --
                                                          ------------    ------------
  Projected benefit obligation, end of year ...........   $     72,256    $     68,058
                                                          ============    ============
Change in plan assets:
  Market value of assets, beginning of year ...........   $     55,149    $     53,950
  Actual return on plan assets ........................         (3,563)            (25)
  Employer contributions ..............................          3,923           4,044
  Net transfer in (out) ...............................            949          (1,014)
  Benefits paid .......................................         (3,108)         (1,780)
  Administrative expenses .............................            (38)            (26)
                                                          ------------    ------------
  Market value of assets, end of year .................   $     53,312    $     55,149
                                                          ============    ============
Development of net amount recognized:
  Funded status .......................................   $    (18,944)   $    (12,701)
  Unamortized actuarial loss ..........................          8,323           4,292
  Unrecognized prior service cost .....................             13           1,233
                                                          ------------    ------------
  Net amount recognized ...............................   $    (10,608)   $     (7,176)
  Fresh start accounting adjustment ...................             --          (5,370)
                                                          ------------    ------------
  Net amount recognized ...............................   $    (10,608)   $    (12,546)
                                                          ============    ============

                                                                    SUCCESSOR COMPANY
                                                               ----------------------------
                                                                   2002           2001
                                                               ------------    ------------
Amounts recorded in the consolidated balance sheets:
  Accrued pension liability ................................   $    (10,608)   $    (12,546)
  Additional minimum liability .............................         (5,115)             --
  Intangible asset .........................................             91              --
  Other comprehensive loss .................................          5,024              --
                                                               ------------    ------------
  Net amount recognized ....................................   $    (10,608)   $    (12,546)
                                                               ============    ============


                                                           SUCCESSOR              PREDECESSOR
                                                           COMPANY                  COMPANY
                                                         ------------     -----------------------------
                                                             2002             2001             2000
                                                         ------------     ------------     ------------
Components of net periodic benefit cost:
  Service cost .......................................   $      2,463     $      2,724     $      2,766
  Interest cost ......................................          4,640            4,556            4,187
  Expected return on plan assets .....................         (4,294)          (4,273)          (4,109)
  Amortization of prior service cost .................             (5)             196              126
                                                         ------------     ------------     ------------
  Net period benefit cost ............................   $      2,804     $      3,203     $      2,970
                                                         ============     ============     ============
Weighted-average assumptions as of December 31:
  Discount rate ......................................            6.9%             7.1%             7.5%
  Expected return on plan assets .....................            8.0%             8.0%             8.0%
  Rate of compensation increase ......................            3.2%             3.9%             4.4%

Defined Contribution Plans

     Pioneer offers defined contribution plans under which employees may generally contribute from 1% to 15% of their compensation. Pioneer also contributed funds to the plans in the amount of 50% of employee contributions up to 4% to 6% of employee compensation, depending on the plan. Effective February 1, 2002, Pioneer suspended making matching contributions to the plans in order to reduce fixed costs. Contribution expense under the plans were $0.1 million, $1.0 million and $1.2 million in 2002, 2001 and 2000, respectively.

Post-Retirement Benefits Other Than Pensions

     Effective January 1, 1999, Pioneer modified its retiree health care benefits plan. Employees retiring on or after January 1, 1999 will not receive company-paid retiree medical benefits. Eligible employees who retired prior to January 1, 1999 continued to receive certain company-paid health care benefits. Pioneer provided certain life insurance benefits for qualifying retired employees who reached normal retirement age while working for Pioneer.

     Information concerning the plan obligation, the funded status, amounts recognized in Pioneer's financial statements and underlying actuarial assumptions is stated below.

                                                                       SUCCESSOR     PREDECESSOR
                                                                        COMPANY        COMPANY
                                                                     ------------    ------------
                                                                         2002            2001
                                                                     ------------    ------------
Change in benefit obligation:
  Accumulated post-retirement benefit obligation,
    beginning of year ............................................   $      8,967    $      8,207
  Service cost ...................................................             98             117
  Interest cost ..................................................            589             602
  Actuarial (gain)/loss ..........................................           (276)            404
  Plan amendments ................................................           (192)             --
  Benefits paid ..................................................           (428)           (363)
                                                                     ------------    ------------
  Accumulated post-retirement benefit obligation, end of year ....   $      8,758    $      8,967
                                                                     ============    ============
  Funded status ..................................................   $     (8,758)   $     (8,967)
  Unrecognized prior service cost ................................           (192)             --
  Unrecognized net (gain) loss ...................................           (647)            404
                                                                     ------------    ------------
  Accrued benefit cost ...........................................   $     (9,597)   $     (8,563)
  Fresh start accounting adjustment ..............................             --            (404)
                                                                     ------------    ------------
  Accrued benefit cost ...........................................   $     (9,597)   $     (8,967)
                                                                     ============    ============


                                                           SUCCESSOR              PREDECESSOR
                                                            COMPANY                 COMPANY
                                                          ------------     ----------------------------
                                                              2002             2001            2000
                                                          ------------     ------------    ------------
Components of net periodic benefit cost:
  Service cost ........................................   $         97     $        117    $        122
  Interest cost .......................................            589              602             579
  Amortization of net (gain) loss .....................            (30)              31              37
                                                          ------------     ------------    ------------
  Net period benefit cost .............................   $        656     $        750    $        738
                                                          ============     ============    ============
Weighted-average assumptions as of December 31:
  Discount rate .......................................            6.8%             7.2%            7.6%

     The weighted-average annual assumed health care trend rate is assumed to be 8% for 2003. The rate is assumed to decrease gradually to 4.5% in 2012 and remain level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care trend rates would have the following effects:

                                                     1-PERCENTAGE     1-PERCENTAGE
                                                    POINT INCREASE   POINT DECREASE
                                                    --------------   --------------
Effect on total of service and interest cost
  Components .....................................   $        101     $        (83)
Effect on post-retirement benefit obligation .....          1,125             (935)

Stock Based Compensation

     Pioneer has a stock incentive plan that provides for the granting to key personnel and directors of options to purchase up to 1.0 million shares of common stock of the Successor Company. The options may be either qualified incentive stock options or nonqualified stock options. Stock options granted to date have an exercise price equal to or exceeding the market value of the shares of common stock on the date of grant. Options awarded to Pioneer's employees become exercisable in annual increments over a three-year period beginning one year from the grant date. Options awarded to directors become exercisable on the anniversary of the date of their election as directors.

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

     The following table summarizes the transactions with respect to the stock options of the Successor Company for the year ended December 31, 2002 (shares in thousands):

                                                                                  WEIGHTED AVERAGE
                                                  NUMBER OF     EXERCISE PRICE     EXERCISE PRICE          OPTIONS
                                                   SHARES         PER SHARE          PER SHARE           EXERCISABLE
                                                  ---------     --------------    ----------------       -----------
        2002:
        Granted.............................         892         $2.00 - $4.00         $2.87
        Forfeited...........................        (174)            $2.50             $2.50
                                                   -----
        Outstanding at December 31, 2002....         718         $2.00 - $4.00         $2.96                  40
                                                   =====

     The following table summarizes the transactions with respect to the stock options of the Predecessor Company for the two-year period ended December 31, 2001 (shares in thousands):

                                                                                  WEIGHTED AVERAGE
                                                  NUMBER OF     EXERCISE PRICE     EXERCISE PRICE          OPTIONS
                                                   SHARES         PER SHARE          PER SHARE           EXERCISABLE
                                                  ---------     --------------    ----------------       -----------
        Outstanding at December 31, 1999......        1,544       $4.08-$11.12         $ 5.08                520
        2000:
          Granted.............................          102              $5.45         $ 5.45
          Exercised...........................           (3)             $4.95         $ 4.95
          Forfeited...........................         (204)       $4.09-$7.86         $ 5.01
                                                  ---------
        Outstanding at December 31, 2000......        1,439       $4.08-$11.12         $ 5.11                773
        2001:
          Forfeited...........................          (90)       $4.09-$7.86         $ 5.10
          Cancelled...........................       (1,349)      $4.08-$11.12         $ 5.03
                                                  ---------
        Outstanding at December 31, 2001......           --                 --             --                 --

12.   DEBT

     At December 31, 2002, in addition to the long-term debt shown below, Pioneer had short-term notes payable of $1.5 million related to insurance premium financing. The interest rate on the short-term notes is 5.36%. The amount owed is payable in monthly installments through June 1, 2003.

     Long-term debt consisted of the following at December 31:

                                                                                                   2002          2001
                                                                                                ----------    ----------
       Senior Secured Debt:
         Senior Secured Floating Rate Guaranteed Notes, due December 2006, variable
            interest rates based on the three-month LIBOR rate plus 3.5% ....................   $   45,422    $   45,422
         Senior Floating Rate Term Notes, due December 2006, variable interest rates
            based on the three-month LIBOR  rate plus 3.5% ..................................        4,578         4,578
         10% Senior Secured Guaranteed Notes, due December 2008 .............................      150,000       150,000
         Revolving credit facility; variable interest rates based on U.S. prime
            rate plus a margin ranging from 2.75% to 3.50% expiring December 31, 2004 .......       14,704            --
         Debtor-in-Possession ("DIP") facility; variable interest rates based on
            U.S. prime Rate plus 0.5% and Canadian prime rate plus 1.25% ....................           --         6,663
       Other debt:
         Promissory notes for bankruptcy related professional fees due July 1,
            2003 (subject to payment on May 31, 2003, under certain circumstances);
            variable interest based on the three-month LIBOR rate plus 3.50% ................        3,428            --
         Unsecured, non-interest-bearing, long-term debt, denominated in Canadian dollars (amounts below are in Canadian dollars), original face value of
           $5.5 million, payable in five annual installments of $1.0 million and a final payment of $0.5 million, beginning January 10, 2002, with an effective interest rate of 8.25%, net of unamortized discount of $0.6
           million at December 31, 2002 .....................................................        2,473         2,881
       Other notes, maturing in various years through 2014, with various
           installments, at various interest rates ..........................................        6,450         7,469
                                                                                                ----------    ----------
            Total ...........................................................................      227,055       217,013
       Current maturities of long-term debt .................................................      (19,592)       (8,312)
                                                                                                ----------    ----------
            Long-term debt, less current maturities .........................................   $  207,463    $  208,701
                                                                                                ==========    ==========

     Upon emergence from bankruptcy, senior secured debt outstanding under various debt instruments consisted of the Senior Guaranteed Notes, the Senior Floating Notes, the 10% Senior Secured Notes and the Revolver which was used shortly after Pioneer's emergence from bankruptcy to replace $6.7 million of debtor-in-possession financing which was outstanding as of December 31, 2001. In addition, at December 31, 2002, Pioneer had $3.4 million of promissory notes for fees owed to professionals for services they performed during the bankruptcy proceedings; $2.5 million for an unsecured non-interest bearing instrument payable to a critical vendor for the settlement of pre-petition amounts owed to that vendor, which contains a covenant that allows the vendor to demand immediate repayment and begin charging interest at a rate of 9.3% if Pioneer's liquidity falls below $5 million (Canadian dollars); $1.2 million payable over several years to another critical vendor; and $5.2 million of other debt outstanding, comprised of notes maturing in various years through 2014. Because the Revolver requires a lock-box arrangement and contains a clause that allows the lender to refuse to fund further advances in the event of a material adverse change in Pioneer's business, the Revolver must be classified as current debt. Since the DIP Facility was refinanced with the Revolver, the $6.7 million balance outstanding at December 31, 2001 is classified as current debt.

     The Revolver provides for revolving loans in an aggregate amount up to $30 million, subject to borrowing base limitations related to the level of accounts receivable, inventory and reserves. The Revolver provides for up to an additional $20.0 million of availability in the event of successful syndication of additional credit to one or more lenders acceptable to the lender, but it is not anticipated that such syndication efforts will occur in the near future.

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

     Pioneer is required to make mandatory redemptions of Senior Floating Notes and Senior Guaranteed Notes from and to the extent of net cash proceeds of certain asset sales, new equity issuances in excess of $5 million and excess cash flow (as defined in the related agreements). Pioneer is also required to make mandatory prepayments if certain levels of Pioneer Americas' EBITDA are realized, and if there is a change of control. See Note 2 for a more detailed discussion of an anticipated prepayment obligation in the first quarter of 2003 relating to Pioneer Americas' EBITDA.

     The holders of the 10% Senior Secured Notes may require Pioneer to redeem 10% Senior Secured Notes with net cash proceeds of certain asset sales and of new equity issuance in excess of $35 million (if there is no indebtedness outstanding under the Senior Floating Notes and the Senior Guaranteed Notes). In addition, the holders may require Pioneer to repurchase all or a portion of the notes upon the occurrence of a change of control.

     Pioneer may prepay amounts owed on the Senior Guaranteed Notes, the 10% Senior Secured Notes and the Senior Floating Notes in minimum amounts of $1,000,000 or more, and Pioneer may, at its option, terminate the Revolver. If the Revolver is terminated early, there will be a premium due that ranges from 1% to 3% of $50 million, depending upon the termination date. On or after December 31, 2005, Pioneer may redeem some or all of the 10% Senior Secured Notes by paying the holders a percentage declining from 105% to 100% (depending on the year of redemption) of the stated principal amount plus accrued and unpaid interest to the redemption date.

     The obligations under the Revolver are secured by liens on Pioneer's accounts receivable and inventory, and the obligations under the Senior Notes are secured by liens on substantially all of Pioneer's other assets, with the exception of certain assets that secure the obligations outstanding under certain other long-term liabilities.

     The debt agreements contain covenants requiring Pioneer to meet minimum liquidity levels, and limiting Pioneer's ability to, among other things, incur additional indebtedness, prepay or modify debt instruments, grant additional liens, guarantee any obligations, sell assets, engage in another type of business or suspend or terminate a substantial portion of business, declare or pay dividends, make investments, make capital expenditures in excess of certain amounts, or make use of the proceeds of borrowings for purposes other than those specified in the agreements. The agreements also include customary events of default, including a change of control under the Revolver. Borrowings under the Revolver will generally be available subject to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default.

     Scheduled maturities of long-term debt at December 31, 2002 are as follows:

                                      SENIOR
                                      SECURED
                                        DEBT       OTHER     TOTAL
                                     ---------    -------   --------
                    2003             $      --    $ 4,887   $  4,887
                    2004                14,704      1,549     16,253
                    2005                    --      1,652      1,652
                    2006                50,000      1,641     51,641
                    2007                    --        855        855
                    Thereafter         150,000      1,767    151,767

     On December 31, 2002, the borrowing base under the Revolver was $30.0 million. Borrowing availability after borrowings and letters of credit was $11.4 million, and net liquidity (consisting of cash and borrowing availability) was $14.2 million.

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

     Condensed consolidating financial information for PCI and its wholly-owned subsidiaries is presented below. Information is presented as though the Successor Company organizational structure had been in place for all periods presented. Separate financial statements of PCI Canada and Pioneer Americas are not provided because we do not believe that such information would be material to investors or lenders of the Company.

CONDENSED CONSOLIDATING BALANCE SHEET - SUCCESSOR COMPANY
DECEMBER 31, 2002

                                                                   PCI        PIONEER        OTHER                       PIONEER
                                                        PCI       CANADA      AMERICAS     GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                      --------   ---------    ---------    ----------   ------------   ------------
                 ASSETS
Current assets:
  Cash and cash equivalents .......................   $     --   $   1,702    $   1,074    $       13   $         --   $      2,789
  Accounts receivable, net ........................         --       9,462       30,521                           --         39,983
  Inventories, net ................................         --       5,865        9,446            --             --         15,311
  Current derivative asset ........................         --          --       17,834            --             --         17,834
  Prepaid expenses and other current
    assets ........................................      2,687       1,702          390            --             --          4,779
                                                      --------   ---------    ---------    ----------   ------------   ------------
       Total current assets .......................      2,687      18,731       59,265            13             --         80,696
Property, plant and equipment, net ................         --     122,558      118,183         1,528             --        242,269
 Other assets, net ................................         --          --       25,755            --             --         25,755
 Intercompany receivable ..........................         --      70,265           --        54,526       (124,791)            --
 Investment in subsidiaries .......................      7,314          --           --            --         (7,314)            --
 Non-current derivative asset .....................         --          --       41,362            --             --         41,362
 Excess reorganization value over the fair value
   of identifiable assets .........................         --      84,064           --            --             --         84,064
                                                      --------   ---------    ---------    ----------   ------------   ------------
        Total assets ..............................   $ 10,001   $ 295,618    $ 244,565    $   56,067   $   (132,105)  $    474,146
                                                      ========   =========    =========    ==========   ============   ============
       LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
  Accounts payable.................................   $     --   $   6,679    $  13,481    $       33   $         --   $     20,193
  Accrued liabilities .............................          5       6,119       12,037            --             --         18,161
  Current derivative liability ....................         --          --       37,614            --             --         37,614
  Current portion of long-term debt ...............      1,520         474       19,091            27             --         21,112
                                                      --------   ---------    ---------    ----------   ------------   ------------
       Total current liabilities ..................      1,525      13,272       82,223            60             --         97,080
  Long-term debt, less current portion ............         --     151,999       55,375            89             --        207,463
  Investment in subsidiary ........................         --     146,947           --            --       (146,947)            --
  Intercompany payable ............................      7,224          --      117,567            --       (124,791)            --
  Accrued pension and other employee benefits .....         --       8,865       17,267            --             --         26,132
  Non-current derivative liability ................         --          --      108,852            --             --        108,852
  Other long-term liabilities .....................         --      20,739       10,228         2,400             --         33,367
  Stockholders' equity (deficiency in assets) .....      1,252     (46,204)    (146,947)       53,518        139,633          1,252
                                                      --------   ---------    ---------    ----------   ------------   ------------
       Total liabilities and stockholders'
           equity (deficiency in assets) ..........   $ 10,001   $ 295,618    $ 244,565    $   56,067   $   (132,105)  $    474,146
                                                      ========   =========    =========    ==========   ============   ============

CONDENSED CONSOLIDATING BALANCE SHEET - SUCCESSOR COMPANY
DECEMBER 31, 2001

                                                                 PCI        PIONEER        OTHER                       PIONEER
                                                      PCI       CANADA      AMERICAS     GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                    --------   ---------    ---------    ----------   ------------   ------------
                     ASSETS
Current assets:
  Cash and cash equivalents .....................   $     --   $   1,950    $   1,674    $       --   $         --    $      3,624
  Accounts receivable, net ......................         --       8,889       32,561           118             --          41,568
  Inventories, net ..............................         --       6,320       13,295            --             --          19,615
  Current derivative asset ......................         --          --      178,028            --             --         178,028
  Prepaid expenses and other current assets .....      2,202       3,138          582            --             --           5,922
                                                    --------   ---------    ---------    ----------   ------------    ------------
       Total current assets .....................      2,202      20,297      226,140           118             --         248,757
Property, plant and equipment, net ..............         --     132,726      140,396         1,528             --         274,650
 Other assets, net ..............................         --          --       11,816            --             --          11,816
 Intercompany receivable ........................         --      68,984           --        54,040       (123,024)             --
 Investment in subsidiaries .....................     16,188          --           --            --        (16,188)             --
 Non-current derivative asset ...................         --          --       87,625            --             --          87,625
 Excess reorganization value over fair value of
   identifiable Assets ..........................         --      84,064           --            --             --          84,064
                                                    --------   ---------    ---------    ----------   ------------    ------------
       Total assets .............................   $ 18,390   $ 306,071    $ 465,977    $   55,686   $   (139,212)   $    706,912
                                                    ========   =========    =========    ==========   ============    ============
          LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
  Accounts payable ..............................   $     --   $   8,311    $  12,458    $        6   $         --    $     20,775
  Accrued liabilities ...........................         --      14,760       18,208            --             --          32,968
  Current derivative liability ..................         --          --      168,865            --             --         168,865
  Current portion of long-term debt .............         --       6,402        1,883            27             --           8,312
                                                    --------   ---------    ---------    ----------   ------------    ------------
       Total current liabilities ................         --      29,473      201,414            33             --         230,920
  Long-term debt, less current portion ..........         --     152,253       56,331           117             --         208,701
  Investment in subsidiary ......................         --     139,311           --            --       (139,311)             --
  Intercompany payable ..........................      7,863          --      115,160            --       (123,023)             --
  Accrued pension and other employee benefits ...         --       8,378       14,067            --             --          22,445
  Non-current derivative liability ..............         --          --      207,625            --             --         207,625
  Other long-term liabilities ...................         --      14,675       10,691         1,328             --          26,694
  Stockholders' equity (deficiency in assets) ...     10,527     (38,019)    (139,311)       54,208        123,122          10,527
                                                    --------   ---------    ---------    ----------   ------------    ------------
       Total liabilities and stockholders'
           equity (deficiency in assets) ........   $ 18,390   $ 306,071    $ 465,977    $   55,686   $   (139,212)   $    706,912
                                                    ========   =========    =========    ==========   ============    ============

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - SUCCESSOR COMPANY FISCAL YEAR ENDED DECEMBER 31, 2002

                                                              PCI         PIONEER       OTHER                        PIONEER
                                                  PCI        CANADA      AMERICAS     GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                --------    ---------    ---------    ----------   ------------    ------------
Revenues ....................................   $     --    $ 149,048    $ 238,499    $      --    $    (70,637)   $    316,910
Cost of sales ...............................         --      131,093      223,027          797         (70,637)        284,280
                                                --------    ---------    ---------    ---------    ------------    ------------
Gross profit ................................         --       17,955       15,472         (797)             --          32,630
Selling, general and administrative
  expenses ..................................        400        5,988       16,917         (184)             --          23,121
Change in fair value of derivatives .........         --           --      (23,566)          --              --         (23,566)
Asset impairment and other charges ..........         --          166       21,243           --              --          21,409
                                                --------    ---------    ---------    ---------    ------------    ------------
Operating income (loss) .....................       (400)      11,801          878         (613)             --          11,666
Interest expense, net .......................         --      (14,557)      (4,336)           2              --         (18,891)
Other income, net ...........................         --        1,426          340          (79)             --           1,687
                                                --------    ---------    ---------    ---------    ------------    ------------
Loss before income taxes ....................       (400)      (1,330)      (3,118)        (690)             --          (5,538)
Income tax benefit ..........................         --          781           --           --              --             781
                                                --------    ---------    ---------    ---------    ------------    ------------
Net loss before equity in earnings of
  Subsidiaries ..............................       (400)        (549)      (3,118)        (690)             --          (4,757)
Equity in net earnings (loss) of
  subsidiaries...............................     (4,357)      (3,118)          --           --           7,475              --
                                                --------    ---------    ---------    ---------    ------------    ------------
Net income (loss) ...........................   $ (4,757)   $  (3,667)   $  (3,118)   $    (690)   $      7,475    $     (4,757)
                                                ========    =========    =========    =========    ============    ============

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - PREDECESSOR COMPANY FISCAL YEAR ENDED DECEMBER 31, 2001

                                                                 PCI        PIONEER       OTHER                         PIONEER
                                                    PCI         CANADA      AMERICAS    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                  --------    ---------    ---------    ----------    ------------    ------------
Revenues ......................................   $     --    $ 166,300    $ 296,723    $       18    $    (79,559)   $    383,482
Cost of sales .................................         --      134,996      283,273            36         (79,969)        338,336
                                                  --------    ---------    ---------    ----------    ------------    ------------
Gross profit ..................................         --       31,304       13,450           (18)            410          45,146
Selling, general and administrative
  expenses ....................................        144       10,065       31,047           270              --          41,526
Change in fair value of derivatives ...........         --           --      110,837            --              --         110,837
Asset impairment and other charges ............         --        5,459        7,479            --              --          12,938
                                                  --------    ---------    ---------    ----------    ------------    ------------
Operating income (loss) .......................       (144)      15,780     (135,913)         (288)            410        (120,155)
Interest expense, net .........................       (514)     (10,416)     (25,173)           93              --         (36,010)
Reorganization items ..........................         --           (2)      (6,497)           --              --          (6,499)
Fresh start adjustments .......................     55,235      (64,766)    (180,858)         (607)         84,077        (106,919)
Other income (expense), net ...................         --          604       (4,702)        5,267              --           1,169
                                                  --------    ---------    ---------    ----------    ------------    ------------
Income (loss) before income taxes .............     54,577      (58,800)    (353,143)        4,465          84,487        (268,414)
Income tax expense ............................         --       (3,123)          --            --              --          (3,123)
                                                  --------    ---------    ---------    ----------    ------------    ------------
Net income (loss) before equity in earnings
  of subsidiaries and extraordinary item ......     54,577      (61,923)    (353,143)        4,465          84,487        (271,537)
Equity in net earnings (loss) of
  subsidiaries ................................    (14,084)      15,497           --            --          (1,413)             --
                                                  --------    ---------    ---------    ----------    ------------    ------------
Net income (loss) before extraordinary item ...     40,493      (46,426)    (353,143)        4,465          83,074        (271,537)
Extraordinary item - net of tax ...............     17,795       27,761      368,640           116              --         414,312
                                                  --------    ---------    ---------    ----------    ------------    ------------
Net income (loss) .............................   $ 58,288    $ (18,665)   $  15,497    $    4,581    $     83,074    $    142,775
                                                  ========    =========    =========    ==========    ============    ============

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - PREDECESSOR COMPANY FISCAL YEAR ENDED DECEMBER 31, 2000

                                                                PCI       PIONEER        OTHER                          PIONEER
                                                   PCI        CANADA      AMERICAS     GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                 --------    ---------    ---------    ----------    ------------    ------------
Revenues .....................................   $     --    $ 160,543    $ 302,308    $   10,414    $    (70,357)   $    402,908
Cost of sales ................................         --      137,875      293,046        10,340         (70,264)        370,997
                                                 --------    ---------    ---------    ----------    ------------    ------------
Gross profit .................................         --       22,668        9,262            74             (93)         31,911
Selling, general and administrative
  expenses ...................................        541       13,283       27,295         2,305              --          43,424
                                                 --------    ---------    ---------    ----------    ------------    ------------
Operating income (loss) ......................       (541)       9,385      (18,033)       (2,231)            (93)        (11,513)
Interest expense, net ........................       (858)     (17,229)     (38,018)         (223)             --         (56,328)
Other income (expense), net ..................       (253)         152      (34,738)       38,148              --           3,309
                                                 --------    ---------    ---------    ----------    ------------    ------------
Income (loss) before income taxes ............     (1,652)      (7,692)     (90,789)       35,694             (93)        (64,532)
Income tax (expense) benefit .................     (7,929)       2,686      (35,788)           --              --         (41,031)
                                                 --------    ---------    ---------    ----------    ------------    ------------
Net income (loss) before equity in net
  earnings of Subsidiaries ...................     (9,581)      (5,006)    (126,577)       35,694             (93)       (105,563)
Equity in net earnings (loss) of
  subsidiaries ...............................    (95,889)    (126,577)          --            --         222,466              --
                                                 --------    ---------    ---------    ----------    ------------    ------------
Net income (loss) ............................   $(105,470)  $(131,583)   $(126,577)   $   35,694    $    222,373    $   (105,563)
                                                 ========    =========    =========    ==========    ============    ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - SUCCESSOR COMPANY FISCAL YEAR ENDED DECEMBER 31, 2002

                                                                              PCI        PIONEER       OTHER          PIONEER
                                                                  PCI        CANADA     AMERICAS     GUARANTORS     CONSOLIDATED
                                                                --------    --------    --------    ------------    ------------
     Net cash flows from operating activities ...............   $     --    $  6,348    $ (6,139)   $         41    $        250
                                                                --------    --------    --------    ------------    ------------
     Cash flows from investing activities:
       Capital expenditures .................................         --      (3,332)     (7,283)             --         (10,615)
       Proceeds from disposal of assets .....................         --       2,047          --              --           2,047
                                                                --------    --------    --------    ------------    ------------
               Net cash flows from investing activities .....         --      (1,285)     (7,283)             --          (8,568)
                                                                --------    --------    --------    ------------    ------------
     Cash flows from financing activities:
       Debtor-in-possession credit facility, net ............         --      (5,774)       (889)             --          (6,663)
       Revolving credit borrowings, net .....................         --          --      14,704              --          14,704
       Repayments on long-term debt .........................         --        (628)       (993)            (28)         (1,649)
                                                                --------    --------    --------    ------------    ------------
               Net cash flows from financing activities .....         --      (6,402)     12,822             (28)          6,392
     Effect of exchange rate changes on cash and
       cash equivalents .....................................         --       1,091          --              --           1,091
                                                                --------    --------    --------    ------------    ------------
     Net increase (decrease) in cash and cash equivalents ...         --        (248)       (600)             13            (835)
     Cash and cash equivalents at beginning of period .......         --       1,950       1,674              --           3,624
                                                                --------    --------    --------    ------------    ------------
     Cash and cash equivalents at end of period .............   $     --    $  1,702    $  1,074    $         13    $      2,789
                                                                ========    ========    ========    ============    ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - PREDECESSOR COMPANY FISCAL YEAR ENDED DECEMBER 31, 2001


                                                                             PCI       PIONEER        OTHER           PIONEER
                                                                 PCI        CANADA     AMERICAS     GUARANTORS     CONSOLIDATED
                                                               --------    --------    --------    ------------    ------------
      Net cash flows from operating activities .............   $   (668)   $  8,764    $ 25,154    $       (344)   $     32,906
                                                               --------    --------    --------    ------------    ------------
      Cash flows from investing activities:
        Capital expenditures ...............................         --      (3,772)     (9,340)             --         (13,112)
        Proceeds from disposal of assets ...................         --          17         216              --             233
                                                               --------    --------    --------    ------------    ------------
                Net cash flows from investing activities ...         --      (3,755)     (9,124)             --         (12,879)
                                                               --------    --------    --------    ------------    ------------
      Cash flows from financing activities:
        Debtor-in-possession credit facility, net ..........         --       5,774         889              --           6,663
        Pre-petition revolving credit borrowings, net ......         --     (11,737)    (15,844)             --         (27,581)
        Repayments on long-term debt .......................         --          --        (543)            (28)           (571)
                                                               --------    --------    --------    ------------    ------------
                Net cash flows from financing activities ...         --      (5,963)    (15,498)            (28)        (21,489)
      Effect of exchange rate changes on cash and
        cash equivalents ...................................         --        (849)         --              --            (849)
                                                               --------    --------    --------    ------------    ------------
      Net increase (decrease) in cash and cash equivalents .       (668)     (1,803)        532            (372)         (2,311)
      Cash and cash equivalents at beginning of period .....        668       3,753       1,142             372           5,935
                                                               --------    --------    --------    ------------    ------------
      Cash and cash equivalents at end of period ...........   $     --    $  1,950    $  1,674    $         --    $      3,624
                                                               ========    ========    ========    ============    ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - PREDECESSOR COMPANY FISCAL YEAR ENDED DECEMBER 31, 2000


                                                                               PCI        PIONEER       OTHER          PIONEER
                                                                   PCI        CANADA     AMERICAS     GUARANTORS     CONSOLIDATED
                                                                 --------    --------    --------    ------------    ------------
       Net cash flows from operating activities ..............   $   (923)   $  2,210    $ 15,295    $     (3,445)   $     13,137
                                                                 --------    --------    --------    ------------    ------------
       Cash flows from investing activities:
         Capital expenditures ................................         --      (3,944)    (14,753)             --         (18,697)
         Proceeds from disposal of assets ....................         --          --          29           2,849           2,878
                                                                 --------    --------    --------    ------------    ------------
                 Net cash flows from investing activities ....         --      (3,944)    (14,724)          2,849         (15,819)
                                                                 --------    --------    --------    ------------    ------------
       Cash flows from financing activities:
         Net proceeds under revolving credit arrangements ....         --       4,324       2,094              --           6,418
         Repayments on long-term debt ........................         --          --      (1,920)            (30)         (1,950)
         Other ...............................................         18          --          --              --              18
                                                                 --------    --------    --------    ------------    ------------
                 Net cash flows from financing activities ....         18       4,324         174             (30)          4,486
       Effect of exchange rate changes on cash and
         cash equivalents ....................................         --      (1,379)         --              --          (1,379)
                                                                 --------    --------    --------    ------------    ------------
       Net increase (decrease) in cash and cash equivalents ..       (905)      1,211         745            (626)            425
       Cash and cash equivalents at beginning of period ......      1,573       2,542         397             998           5,510
                                                                 --------    --------    --------    ------------    ------------
       Cash and cash equivalents at end of period ............   $    668    $  3,753    $  1,142    $        372    $      5,935
                                                                 ========    ========    ========    ============    ============

     Pursuant to the terms of certain debt instruments, there are prohibitions on the payment of dividends on the new common stock by the Company. Pioneer's ability to incur additional new indebtedness is restricted, other than borrowing available under the Revolver. See Note 12.

     PCI did not receive dividends from its subsidiaries during the years ended December 31, 2002, 2001, and 2000.

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

     In 2002, approximately 26% of Pioneer's revenues was generated by sales of products for use in the pulp and paper industry. At December 31, 2002, Pioneer had approximately $8.4 million of accounts receivable from pulp and paper customers.

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

     At December 31, 2002, the fair market value of Pioneer's debt instruments approximated the carrying value, with the exceptions of the Senior Guaranteed Notes, the Senior Floating Notes, and the 10% Senior Secured Notes, which had book values of $45.4 million, $4.6 million, and $150 million, respectively, and estimated fair values of $28.7 million, $2.9 million, and $105 million, respectively.

15. GEOGRAPHIC INFORMATION

     Financial information relating to Pioneer by geographical area is as follows. Revenues are attributed to countries based on delivery point.

                                               SUCCESSOR         PREDECESSOR
                                                COMPANY            COMPANY
                                               ---------    ----------------------
                                                 2002         2001         2000
                                               ---------    ---------    ---------
                      REVENUES
                      United States........    $ 237,336    $ 301,917    $ 302,105
                      Canada...............       78,704       80,941       99,086
                      Other................          870          624        1,717
                                               ---------    ---------    ---------
                      Consolidated.........    $ 316,910    $ 383,482    $ 402,908
                                               =========    =========    =========

                                                            PREDECESSOR
                                                              COMPANY
                                                       ----------------------
                                                         2001         2000
                                                       ---------    ---------
                       LONG-LIVED ASSETS
                       United States............       $ 186,828    $ 242,833
                       Canada...................         206,622      216,789

     No individual customer constituted 10% or more of the total revenues in 2000, 2001 or 2002.

16. ASSET IMPAIRMENT AND OTHER CHARGES

     Due to the continuation of the shutdown and uncertainty as to when Pioneer will restart the Tacoma chlor-alkali facility, Pioneer reviewed the facility for impairment as of December 31, 2002. The impairment review showed that the book value of the Tacoma assets exceeded the undiscounted sum of the expected future cash flows from those assets. The expected future cash flows were calculated by taking a weighted average of the cash flow streams associated with various scenarios for the future use of the facility. The cash flows and probability of occurrence of each scenario were determined using management's best estimates based on current available information. Pioneer then discounted the expected future cash flows using a risk free interest rate of 3.6% to determine the fair value of the facility. Based on this analysis, Pioneer recognized a $16.9 million impairment of the Tacoma facility in December 2002.

     In March 2002, Pioneer idled the Tacoma chlor-alkali plant due to poor market conditions. The idling of the Tacoma plant resulted in the termination of 84 employees, all of whom were terminated prior to June 30, 2002, and for whom $1.9 million of severance expense was recorded during the quarter ended March 31, 2002. Substantially all of the accrued severance was paid out during 2002. Additionally, the $2.6 million of asset impairment and other charges were recorded during 2002 was primarily comprised of $0.7 million of exit costs related to idling the Tacoma plant, $0.4 million related to staff reductions at the Cornwall plant, $0.6 million of executive severance and $0.5 million of legal expense related to Pioneer's emergence from bankruptcy.

     Of the $12.9 million of asset impairments and other charges recorded in 2001, $4.3 million represented professional fees related to Pioneer's financial reorganization incurred prior to the Chapter 11 filing on July 31, 2001, $3.8 million related to an asset impairment charge relating to the Pioneer Technical Center ("PTC"), and $4.8 million was attributable to severance expense.

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

     In October 2001, Pioneer announced plans to shut down the PTC. This shutdown resulted in the termination of 23 employees, for which $1.3 million of accrued severance was recorded in reorganization items as of December 31, 2001. During 2002, all of the employees were terminated, and substantially all of the severance was paid. In December 2001, Pioneer performed an impairment analysis, and determined that the PTC asset was impaired. As a result, Pioneer measured the asset at current fair market value, based on sales prices for similar properties less estimated selling costs, and recorded an impairment loss of $3.8 million during 2001. The sale of the PTC assets was completed in August 2002, and a $0.7 million gain was recorded in "other income and expense."

     In 2000, $0.9 million was recorded in asset impairment and other charges relating to the disposition of Kemwater's alum coagulant business at Antioch, California.

17. INTEREST EXPENSE, NET

     Interest expense, net consisted of the following for the indicated periods:



                                               SUCCESSOR         PREDECESSOR
                                                COMPANY            COMPANY
                                               ---------    ----------------------
                                                      YEAR ENDEND DECEMBER 31,
                                               -----------------------------------
                                                 2002         2001         2000
                                               ---------    ---------    ---------
             Interest expense...............   $  18,955    $  36,077    $  56,702
             Interest income................         (64)         (67)        (374)
                                               ---------    ---------    ---------
             Interest expense, net..........   $  18,891    $  36,010    $  56,328
                                               =========    =========    =========

     No interest was capitalized in 2002, 2001 or 2000.

18. COMMITMENTS AND CONTINGENCIES

Letters of Credit

     At December 31, 2002, Pioneer had letters of credit outstanding of approximately $5.1 million. These letters of credit were issued for the benefit of municipal customers under sales agreements securing delivery of products sold, state environmental agencies as required for manufacturers in the states and holders of Pioneer's tax-exempt bonds. The letters of credit expire at various dates in 2003 through 2010. No amounts were drawn on the letters of credit at December 31, 2002.

Purchase Commitments

     At December 31, 2002, Pioneer had commitments related to the purchase of electricity, which continued through the year 2017. Required purchase quantities of commitments in excess of one year at December 31, 2002 are as follows:

                                                                            MWH
                                                                        -----------
                  2003...........................................           291,316
                  2004...........................................           291,316
                  2005...........................................           291,316
                  2006...........................................           291,316
                  2007...........................................           121,956
                  Thereafter.....................................           766,467
                                                                        -----------
                            Total commitment quantities..........         2,053,687
                                                                        ===========

     As a result of the settlement with CRC discussed in Notes 3 and 24, which is effective January 1, 2003, Pioneer is no longer obligated for the above purchase commitments.

     During the years ended December 31, 2002, 2001 and 2000, all required purchase quantities under the above commitments were consumed during normal operations.

Operating Leases

     Pioneer leases certain manufacturing and distribution facilities and equipment, computer equipment, and administrative offices under non-cancelable leases. Minimum future rental payments on such leases with terms in excess of one year in effect at December 31, 2002 are as follows:

                              2003...........................     $ 13,033
                              2004...........................       11,630
                              2005...........................        6,664
                              2006...........................        4,998
                              2007...........................        4,065
                              Thereafter.....................        7,771
                                                                  --------
                                Total minimum obligations....     $ 48,161
                                                                  ========

     Lease expense charged to operations for the years ended December 31, 2002, 2001, and 2000 was approximately $16.8 million, $18.4 million, and $20.2 million, respectively.

Litigation

     Pioneer is party to various legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, Pioneer has adequate legal defenses and/or insurance coverage with respect to these matters and management does not believe that they will materially affect Pioneer's financial position or results of operations. See Notes 3 and 24 for information concerning litigation related to Pioneer's derivatives dispute with CRC.

19. INCOME TAXES

     Income taxes are recorded pursuant to SFAS 109, "Accounting for Income Taxes," under which deferred income taxes are determined utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with differences between the financial accounting basis and tax basis of the assets and liabilities, and the ultimate realization of any deferred tax asset resulting from such differences. Pioneer considers all foreign earnings as being permanently invested in that country.

     The components of income tax provision (benefit) are as follows:

                                           SUCCESSOR
                                            COMPANY      PREDECESSOR COMPANY
                                           ---------     ---------------------
                                              2002         2001        2000
                                           ---------     --------   ----------
   Current income tax benefit:
    Foreign............................    $      --     $(13,383)  $       --
                                           ---------     --------   ----------
                                                  --      (13,383)          --
                                           ---------     --------   ----------
   Deferred income tax provision
     (benefit):
    U.S................................           --           --       42,353
    Foreign............................         (781)      16,506       (2,686)
    State..............................           --           --        1,364
                                           ---------     --------   ----------
      Total income tax expense
       (benefit).......................    $    (781)    $  3,123   $   41,031
   Current tax effect of extraordinary
     item (reduction of net operating
     loss carryforward)................           --       23,803           --
   Valuation allowance.................           --      (23,803)          --
   Deferred tax expense (1)............           --        8,739           --
                                           ---------     --------   ----------
   Total tax expense (benefit).........    $    (781)    $ 11,862   $   41,031
                                           =========     ========   ==========

(1) Reflects the deferred tax effect of the cancellation of debt income in Canada

     The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense (benefit) for the periods presented is as follows:

                                                     SUCCESSOR
                                                      COMPANY                               PREDECESSOR COMPANY
                                              ------------------------     -----------------------------------------------------
                                                        2002                        2001                          2000
                                              ------------------------     ------------------------     ------------------------
                                                AMOUNT       PERCENT         AMOUNT       PERCENT         AMOUNT       PERCENT
                                              ----------    ----------     ----------    ----------     ----------    ----------
     Tax at U.S. statutory rates ...........  $   (1,938)          (35)%   $  (93,945)          (35)%   $  (22,586)          (35)%
     State and foreign income
      taxes, net of federal tax
      benefit ..............................        (100)           (2)         1,941             1         (6,068)           (9)
     Nondeductible fresh start adjustment ..          --            --         10,544             4             --            --
     Reorganization costs ..................          --            --          3,391             1             --            --
     Amortization of non-deductible
       goodwill ............................          --            --          2,756             1          1,850             3
     Other .................................         310             6            641            --            --             --
     Valuation allowance ...................         947            17         77,795            29         67,835           105
                                              ----------    ----------     ----------    ----------     ----------    ----------
       Total tax expense (benefit) .........  $     (781)          (14)%   $    3,123             1%    $   41,031            64%
                                              ==========    ==========     ==========    ==========     ==========    ==========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows at December 31:

                                                                        2002          2001
                                                                    ----------    ----------
               Deferred tax liabilities:
                 Property, plant and equipment ..................   $  (42,223)   $  (27,112)
                 Other ..........................................           --        (8,739)
                                                                    ----------    ----------
                    Total deferred tax liabilities ..............      (42,223)      (35,851)
                                                                    ----------    ----------
               Deferred tax assets:
                 Futures contracts ..............................       32,290        41,009
                 Goodwill .......................................       13,374        13,653
                 Pension and other postretirement benefits ......        9,821        11,057
                 Environmental reserve ..........................        1,589         3,835
                 Tax credit and other tax loss carryovers .......        7,011         4,087
                 Other ..........................................        4,002        10,668
                 Net operating loss carryforward ................       95,920        71,598
                                                                    ----------    ----------
                   Total deferred tax assets ....................      164,007       155,907
                 Valuation allowance for deferred tax assets ....     (141,618)     (140,671)
                                                                    ----------    ----------
                   Net deferred tax assets ......................       22,389        15,236
                                                                    ----------    ----------
                   Net deferred taxes ...........................   $  (19,834)   $  (20,615)
                                                                    ==========    ==========

     As of December 31, 2002, a valuation allowance for the full amount of the U.S net deferred tax assets was recorded due to uncertainties as to whether Pioneer will realize the benefit of the deferred tax assets.

     At December 31, 2002, Pioneer had net operating loss carryforwards ("NOLs") of $259 million for U.S. federal income tax purposes that will expire in varying amounts from 2009 to 2022, if not utilized. Approximately $59 million of NOLs, (the "Successor Company NOLs"), was generated during 2002. The Successor Company NOLs will expire in 2022 and are not subject to limitation. The remaining $200 million of NOLs (the "Predecessor Company NOLs") was generated prior to the Company's emergence from bankruptcy on December 31, 2001. As a result of the emergence from bankruptcy and certain changes in the ownership of Pioneer, the utilization of the Predecessor Company NOLs is subject to limitation under the Internal Revenue Code and may be substantially and permanently restricted.

     The income tax benefit, if any, resulting from any future realization of the Predecessor Company NOLs will be credited to additional paid-in capital. In 2002, Pioneer recorded a credit of $0.5 million to additional paid-in capital in connection with a refund relating to the carryback of Predecessor NOLs.

     At December 31, 2002, Pioneer also had various tax credits and other tax loss carryforwards of approximately $7 million which includes primarily $4 million of Canadian capital loss and other loss carryforwards with no expiration, and $2.8 million in Canadian and U.S. tax credits with varying expiration periods from 2003 to 2011.

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

     Payments for environmental liabilities under the ZENECA Indemnity, together with other non-environmental liabilities for which the ZENECA Companies agreed to indemnify Pioneer, cannot exceed approximately $65 million. To date Pioneer has been reimbursed for approximately $12 million of costs covered by the ZENECA Indemnity, but the ZENECA Companies may have directly incurred additional costs that would further reduce the total amount remaining under the ZENECA Indemnity. In 1994, Pioneer recorded a $3.2 million environmental reserve related to pre-closing actions at sites that are the responsibility of the ZENECA Companies. At the same time a receivable was recorded from the ZENECA Companies for the same amount. It is Pioneer's policy to record such amounts when a liability can be reasonably estimated. In 2000, based on the results of a third-party environmental analysis, the $3.2 million environmental reserve and receivable were adjusted to the discounted future cash flows for estimated environmental remediation, which was $2 million. In the course of evaluating future cash flows upon emerging from bankruptcy, it was determined that the timing of future cash flows for environmental work was uncertain and that those cash flows no longer qualify for discounting under generally accepted accounting standards. As a result, Pioneer no longer discounts the environmental liabilities and related receivables, which are now recorded at their undiscounted amounts of $3.2 million at December 31, 2002.

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

     In connection with the 1995 transaction pursuant to which all of the outstanding common stock and other equity interests of a predecessor of Pioneer Americas was acquired from the holders of those interests (the "Sellers"), the Sellers agreed to indemnify Pioneer and its affiliates for certain environmental remediation obligations, arising prior to the closing date from or relating to certain plant sites or arising before or after the closing date with respect to certain environmental liabilities relating to certain properties and interests held by Pioneer for the benefit of the Sellers (the "Contingent Payment Properties"). Amounts payable in respect of such liabilities would generally be payable as follows: (i) out of specified reserves established on the predecessor's balance sheet at December 31, 1994; (ii) either by offset against the amounts payable under the $11.5 million in notes payable to the Sellers, or from amounts held in an account (the "Contingent Payment Account") established for the deposit of proceeds from the Contingent Payment Properties; and (iii) in certain circumstances and subject to specified limitations, out of the personal assets of the Sellers. To the extent that liabilities exceeded proceeds from the Contingent Payment Properties, Pioneer would be limited, for a ten-year period, principally to rights of offset against the Sellers' notes to cover such liabilities.

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

     A third-party environmental analysis that was performed on all of the sites subject to the indemnity provided the basis for the anticipated environmental liability. Pioneer then adjusted the remediation reserve on its balance sheet to the discounted future cash flows for estimated environmental remediation. As a result of the above transaction and the new environmental analysis, a pre-tax gain of $1.8 million was reported during the second quarter of 2000, which was reflected as a reduction of cost of sales. As indicated above, Pioneer is no longer discounting the environmental liabilities and related receivables, which are now recorded at their undiscounted amounts of $11.6 million at December 31, 2002.

     Pioneer acquired the chlor-alkali facility in Tacoma from OCC Tacoma, Inc. ("OCC Tacoma"), a subsidiary of OxyChem, in June 1997. In connection with the acquisition, OCC Tacoma agreed to indemnify Pioneer with respect to certain environmental matters, which indemnity is guaranteed by OxyChem. In general, Pioneer will be indemnified against damages incurred for remediation of certain environmental conditions, for certain environmental violations caused by pre-closing operations at the site and for certain common law claims. The conditions subject to the indemnity are sites at which hazardous materials have been released prior to closing as a result of pre-closing operations at the site. In addition, OCC Tacoma will indemnify Pioneer for certain costs relating to releases of hazardous materials from pre-closing operations at the site into the Hylebos Waterway, site groundwater containing certain volatile organic compounds that must be remediated under an RCRA permit, and historical disposal areas on the embankment adjacent to the site for maximum periods of 24 or 30 years from the June 1997 acquisition date, depending upon the particular condition, after which Pioneer will have full responsibility for any remaining liabilities with respect to such conditions. OCC Tacoma may obtain an early expiration date for certain conditions by obtaining a discharge of liability or an approval letter from a governmental authority. At this time we cannot determine if the present anticipated remediation work will be completed prior to the expiration of the indemnity, or if additional remedial requirements will be imposed thereafter.

     OCC Tacoma will also indemnify Pioneer against certain other environmental conditions and environmental violations caused by pre-closing operations that are identified after the closing. Environmental conditions that are subject to formal agency action before June 2002 or to an administrative or court order before June 2007, and environmental violations that are subject to an administrative or court order before June 2002, will be covered by the indemnity up to certain dollar amounts and time limits. Pioneer will indemnify OCC Tacoma for environmental conditions and environmental violations identified after the closing if (i) an order or agency action is not imposed within the relevant time frames or (ii) applicable expiration dates or dollar limits are reached. As of December 31, 2002, no orders or agency actions had been imposed.

     The EPA has advised OCC Tacoma and Pioneer that Pioneer has been named as a "potentially responsible party" in connection with the remediation of the Hylebos Waterway in Tacoma, by virtue of its current ownership of the Tacoma site. The state Department of Ecology notified OCC Tacoma and Pioneer of its concern regarding high pH groundwater in the Hylebos Waterway embankment area and has requested additional studies. OCC Tacoma has acknowledged its obligation to indemnify Pioneer against liability with respect to the remediation activities, subject to the limitations included in the indemnity agreement. Pioneer has reviewed the time frames currently estimated for remediation of the known environmental conditions associated with the plant and adjacent areas, including the Hylebos Waterway, and presently believe that it will have no material liability upon the termination of OCC Tacoma's indemnity. However, the OCC Tacoma indemnity is subject to limitations as to dollar amount and duration, as well as certain other conditions, and there can be no assurance that such indemnity will be adequate to protect Pioneer, that remediation will proceed on the present schedule, that it will involve the presently anticipated remedial methods, or that unanticipated conditions will not be identified. If these or other changes occur, Pioneer could incur a material liability for which it is not insured or indemnified.

     In connection with the acquisition of the assets of PCI Canada in 1997, Imperial Chemical Industrials PLC ("ICI") and certain of its affiliates (together the "ICI Indemnitors") agreed to indemnify Pioneer for certain liabilities associated with environmental matters arising from pre-closing operations of the Canadian facilities. In particular, the ICI Indemnitors have retained unlimited responsibility for environmental liabilities associated with the Cornwall site, liabilities arising out of the discharge of contaminants into rivers and marine sediments and liabilities arising out of off-site disposal sites. The ICI Indemnitors are also subject to a general environmental indemnity for other pre-closing environmental matters. This general indemnity will terminate on October 31, 2007, and is subject to a limit of $25 million (Cdn). Pioneer may not recover under the environmental indemnity until it has incurred cumulative costs of $1 million (Cdn), at which point Pioneer may recover costs in excess of $1 million (Cdn). As of December 31, 2002, we had incurred no cumulative costs towards the $25 million (Cdn) indemnity.

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

     In March 2003 we initiated arbitration proceedings to resolve a dispute with ICI regarding the applicability of certain of ICI's covenants with respect to approximately $1.3 million of equipment modification costs that we incurred to achieve compliance with air emissions standards at the Becancour facility. Pioneer believes that the indemnity provided by ICI will be adequate to address the known environmental liabilities at the acquired facilities, and that residual liabilities, if any, incurred by Pioneer will not be material.

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

21.   RELATED PARTY TRANSACTIONS

     Prior to June 2000, Pioneer, through its predecessor subsidiary Pioneer Americas, Inc., was the record owner of approximately 32% of the common stock of BMI. In addition, until December 31, 2001, the chairman of BMI owned more than 5% of Pioneer's Class A Common Stock. Pioneer is a party to an agreement with BMI for the delivery of Pioneer's water to the Henderson production facility. The agreement provides for the delivery of a minimum of eight million gallons of water per day. The agreement expires on December 31, 2014, unless terminated earlier in accordance with the provisions of the agreement. In addition, BMI owns the power facilities which transmit electricity to the Henderson facility. For the years ended December 31, 2001 and 2000, for its services BMI charged operating expenses to Pioneer of approximately $1.6 million, and $1.5 million, respectively. Amounts due to BMI at December 31,2001 totaled $0.7 million. BMI was not considered to be a related party during 2002.

     During 1999, Pioneer entered into arrangements with an affiliate of Strategic Distribution, Inc. ("Strategic") pursuant to which Strategic's affiliate provided procurement, handling and data management of maintenance, repair and operating supplies at Pioneer's facilities in Henderson, Nevada and St. Gabriel, Louisiana. During 2001, this arrangement was discontinued. William
R. Berkley, Chairman of the Board of Pioneer prior to Pioneer's emergence from bankruptcy, owns approximately 23% of Strategic's common stock, and serves as chairman of the board of directors of Strategic. Andrew R. Bursky and Jack Nusbaum, directors of Pioneer prior to Pioneer's emergence from bankruptcy, are directors of Strategic. For the years ending December 31, 2001 and 2000, for materials and its services, Strategic charged operating expenses to Pioneer of approximately $3.6 million and $4.6 million, respectively. Of the $3.6 million charged during 2001, $1.0 million was discharged in bankruptcy. No amounts remained payable to Strategic at December 31, 2002 or 2001.

22.   RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143, which must be applied to fiscal years beginning after June 15, 2002, addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Pioneer is currently evaluating the impact of adopting FAS 143.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. Pioneer adopted SFAS 144 effective December 31, 2001, and the adoption has not had a material effect on Pioneer's results of operations or financial condition.

     In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 amended SFAS 13, "Accounting for Leases," to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses on the extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board ("APB) Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Gains or losses from extinguishments of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. The provisions of this statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002; the provisions of this statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002; and all other provisions of this statement are effective for financial statements issued on or after May 15, 2002. Pioneer adopted SFAS No. 145 effective January 1, 2003 and will reclassify gains on early extinguishments of debt and related taxes previously recorded as an extraordinary item.

     In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for fiscal years beginning after December 31, 2002. SFAS 146 requires that the liability for costs associated with exit or disposal activities be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. As required, Pioneer will apply SFAS 146 prospectively to exit or disposal activities initiated after December 31, 2002.

23. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                  FIRST          SECOND          THIRD            FOURTH
                                                 QUARTER         QUARTER        QUARTER          QUARTER
                                               ------------    ------------    ------------    ------------
SUCCESSOR COMPANY:
Year ended December 31, 2002
  Revenues .................................   $     71,796    $     74,244    $     86,579    $     84,291
  Gross profit (loss) ......................          4,598          (3,453)         22,924           8,561
  Operating income (loss) ..................         13,868          (3,995)          6,290          (4,497)
  Income (loss) before income taxes ........          9,131          (9,378)          3,929          (9,220)
  Net income (loss) ........................          9,863          (6,655)          3,273         (11,238)
  Per share data -
    Basic and diluted net income (loss) ....   $       0.99    $      (0.67)   $       0.33    $      (1.12)
                                               ============    ============    ============    ============
Predecessor Company:
Year ended December 31, 2001
  Revenues .................................   $    101,373    $    103,272    $     93,303    $     85,534
  Gross profit .............................         10,612          12,966          13,429           8,139
  Operating loss ...........................         (4,232)        (29,174)        (62,408)        (24,341)
  Loss before income taxes and
    extraordinary item .....................        (18,592)        (44,295)        (69,068)       (136,459)
  Net loss before extraordinary item .......        (20,130)        (44,932)        (71,880)       (134,595)
  Net income (loss) ........................        (20,130)        (44,932)        (71,880)        279,717
  Per share data -
    Basic and diluted net loss
     Before extraordinary item .............   $      (1.74)   $      (3.89)   $      (6.23)   $     (11.67)
                                               ============    ============    ============    ============

----------

No cash dividends were declared or paid by Pioneer in 2002, 2001, or 2000.

24. SUBSEQUENT EVENTS

     Pioneer has entered into a settlement of the dispute with CRC, the conditions of which were completed on March 3, 2003. As a result of the settlement, which is effective as of January 1, 2003, Pioneer has been released from all claims for liability with respect to all of the derivative positions, and all litigation between Pioneer and CRC will be dismissed.

     Pioneer has entered into a new supply agreement under the terms of which CRC will provide power to meet the majority of the Henderson plant's needs at a market index rate. The new power supply agreement will have a term extending to December 31, 2006, although Pioneer and CRC may agree to extend the term. The market rate is expected to be higher than the rates under the long-term hydropower contracts that were assumed by the Southern Nevada Water Authority as part of the settlement.

     As the result of the settlement of derivative disputes with CRC (as discussed in Note 3), Pioneer expects to record a net gain of approximately $66 million in the first quarter of 2003. Due to the assignment of Pioneer's long-term hydropower contracts to the Southern Nevada Water Authority and the resulting higher energy prices under the new supply agreement effective in 2003, Pioneer expects to record an approximate $41 million impairment of the Henderson facility as the result of a decrease in the estimated future cash flow from the expected increase in power costs. See Note 2 for the net impact of the foregoing event.

                                                                     SCHEDULE II

                             PIONEER COMPANIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS


                                                 BALANCE AT    CHARGED TO                          BALANCE AT
                                                 BEGINNING     COSTS AND                            END OF
                   DESCRIPTION                   OF PERIOD     EXPENSE          DEDUCTIONS          PERIOD
---------------------------------------------   -----------   -----------       -----------       -----------
SUCCESSOR COMPANY:
Year Ended December 31, 2002:
  Allowance for doubtful accounts ...........   $     2,406   $      (848)(B)   $      (221)(A)   $     1,337
PREDECESSOR COMPANY:
Year Ended December 31, 2001:
  Allowance for doubtful accounts ...........         1,392         2,848            (1,834)(A)         2,406

----------

(A) Uncollectible accounts written off, net of recoveries.

(B) Allowance for doubtful accounts was reduced in 2002 based on revised estimates.

      EXHIBIT NO.                             DESCRIPTION
      -----------                             -----------
         2.1*               Pioneer Companies, Inc. Amended Joint Plan of
                            Reorganization under Chapter 11 of the United States
                            Bankruptcy Code (incorporated by reference to
                            Exhibit 2.1 to Pioneer's Annual Report on Form 10-K
                            for the fiscal year ended December 31, 2001).

         2.2*               Order Approving Disclosure Statement, dated
                            September 21, 2001 (incorporated by reference to
                            Exhibit 2.2 to Pioneer's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

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

         3.1*               Fourth Amended and Restated Certificate of
                            Incorporation of Pioneer Companies, Inc.
                            (incorporated by reference to Exhibit 3.1 to Pioneer's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

         3.2*               Amended and Restated By-laws of Pioneer Companies,
                            Inc. (incorporated by reference to Exhibit 3.2 to Pioneer's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

      EXHIBIT NO.                             DESCRIPTION
      -----------                             -----------
         4.1*               Specimen Pioneer Companies, Inc. Stock Certificate
                            (incorporated by reference to Exhibit 4.1 to
                            Pioneer's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 2001).

         4.2*               Indenture, dated as of December 31, 2001, among PCI
                            Chemicals Canada Company, the guarantors named therein and Wells Fargo Bank Minnesota, National
                            Association, as trustee, relating to $150,000,000 principal amount of 10% Senior Secured Guaranteed
                            Notes due 2008 (incorporated by reference to Exhibit
                            4.3 to Pioneer's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

         4.3* Term Loan Agreement, dated as of December 31, 2001, among Pioneer Americas LLC, the guarantors named therein, the lenders from time to time parties thereto and Wells Fargo Bank Minnesota, National
                            Association, as administrative agent (incorporated by reference to Exhibit 4.4 to Pioneer's Annual
                            Report on Form 10-K for the fiscal year ended
                            December 31, 2001).

         4.4*               Indenture, dated as of December 31, 2001, among
                            Pioneer Americas LLC, the guarantors named therein, and Wells Fargo Bank Minnesota, National
                            Association, as trustee, relating to up to $50,000,000 principal amount of Senior Secured
                            Floating Rate Guaranteed Notes due 2006
                            (incorporated by reference to Exhibit 4.5 to Pioneer's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

         4.5*               Loan and Security Agreement, dated as of December
                            31, 2001, among PCI Chemicals Canada Company,
                            Pioneer Americas LLC, the lenders that are signatories thereto and Foothill Capital
                            Corporation, as arranger and administrative agent
                            (incorporated by reference to Exhibit 4.6 to Pioneer's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

         4.6* First Amendment to Loan and Security Agreement, dated April 15, 2002, between and among the lenders identified on the signature pages thereto, Foothill
                            Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.7 to Pioneer's Annual Report on Form
                            10-K for the fiscal year ended December 31, 2001).

         4.7* Second Amendment to Loan and Security Agreement effective as of May 31, 2002, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada
                            Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.1 to Pioneer's Current Report on Form 8-K filed on June 14, 2002), (incorporated by reference to Exhibit 4.7 to Pioneer's Annual
                            Report on Form 10-K for the fiscal year ended
                            December 31, 2001).

         4.8 Third Amendment to Loan and Security Agreement effective as of July 29, 2002, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada
                            Company and Pioneer Americas LLC.

         4.9 Fourth Amendment to Loan and Security Agreement effective as of December 10, 2002, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals
                            Canada Company and Pioneer Americas LLC

         4.10* Common Security and Intercreditor Agreement, dated as of December 31, 2001 by and among the grantors named therein and Wells Fargo Bank Minnesota,
                            National Association (incorporated by reference to Exhibit 4.8 to Pioneer's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

      EXHIBIT NO.                             DESCRIPTION
      -----------                             -----------
         10.1+*             Pioneer Companies, Inc. 2001 Employee Stock Option
                            Plan (incorporated by reference to Exhibit 10.1 to
                            Pioneer's Annual Report on Form 10-K for the fiscal
                            year ended December 31, 2001).

         10.2+ Employment Agreement, dated September 17, 2002, between Pioneer Companies, Inc. and Michael Y.
                            McGovern.

         10.3+ Severance Agreement, dated September 30, 2002, between Pioneer Companies, Inc. and Michael J.
                            Ferris.

         10.4+              Services Agreement, dated October 17, 2002, between
                            Pioneer Companies, Inc. and Philip J. Ablove.

         21.1* List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Pioneer's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

* Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

+ Indicates management contract or compensatory plan or arrangement.