Form 10-Q
period 2003-03-31
PIONEER COMPANIES INC
filed 2003-05-15
CIK 830141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



              (MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     On April 30, 2003, there were outstanding 10,003,000 shares of Common Stock of Pioneer Companies, Inc.

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION

                                                                                                    Page
                                                                                                    ----
Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheets -- March 31, 2003 and December 31, 2002                         3

          Consolidated Statements of Operations -- Three Months Ended March 31, 2003 and 2002         4

          Consolidated Statements of Cash Flows -- Three Months Ended March 31, 2003 and 2002         5

          Notes to Consolidated Financial Statements                                                  6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations      16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                 22

Item 4.   Controls and Procedures                                                                    22


                       PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings                                                                          22

Item 5.   Other Information                                                                          22

Item 6.   Exhibits and Reports on Form 8-K                                                           23


      Certain statements in this Form 10-Q regarding future expectations of Pioneer's business and Pioneer's results of operations, financial condition and liquidity may be regarded as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such statements are subject to various risks, including, but not limited to, Pioneer's high financial leverage, global economic conditions, the demand and prices for Pioneer's products, Pioneer and industry production volumes, competitive prices, the cyclical nature of the markets for many of Pioneer's products and raw materials, the effect of Pioneer's results of operations on its debt agreements, and other risks and uncertainties. Attention is directed to Pioneer's Annual Report on Form 10-K and
Item 5 of Part II of this Report on Form 10-Q for a discussion of such risks and uncertainties. Actual outcomes may vary materially.

                         PART I -- FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             PIONEER COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    MARCH 31,        DECEMBER 31,
                                                                                      2003               2002
                                                                                  ------------       ------------
                                                                                   (UNAUDITED)
                                   ASSETS
Current assets:
   Cash and cash equivalents                                                      $      7,023       $      2,789
   Accounts receivable, net of allowance for doubtful accounts of $ 3,091 at
      March 31, 2003 and $1,337 at December 31, 2002                                    41,517             39,983
   Inventories, net                                                                     17,276             15,311
   Current derivative asset                                                                 --             17,834
   Prepaid expenses and other current assets                                             3,827              4,779
                                                                                  ------------       ------------
        Total current assets                                                            69,643             80,696
Property, plant and equipment:
   Land                                                                                  6,519              7,315
   Buildings and improvements                                                           31,999             35,469
   Machinery and equipment                                                             179,039            217,555
   Construction in progress                                                              4,673              4,085
                                                                                  ------------       ------------
                                                                                       222,230            264,424
   Less: accumulated depreciation                                                      (24,225)           (22,155)
                                                                                  ------------       ------------
             Net property, plant and equipment                                         198,005            242,269
Other assets                                                                             3,933             25,755
Non-current derivative asset                                                                --             41,362
Excess reorganization value over the fair value of identifiable assets                  84,064             84,064
                                                                                  ------------       ------------
        Total assets                                                              $    355,645       $    474,146
                                                                                  ============       ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                               $     21,747       $     20,193
   Accrued liabilities                                                                  19,609             18,161
   Current derivative liability                                                             --             37,614
   Short-term debt, including current portion of long-term debt                         19,900             21,112
                                                                                  ------------       ------------
        Total current liabilities                                                       61,256             97,080
Long-term debt, less current portion                                                   206,601            207,463
Accrued pension and other employee benefits                                             27,497             26,132
Non-current derivative liability                                                            --            108,852
Other long-term liabilities                                                             42,661             33,367
Commitments and contingencies (Note 8)
Stockholders' equity:
   Common stock, $.01 par value, authorized 50,000 shares, issued and
      outstanding 10,000 shares                                                            100                100
   Additional paid-in capital                                                           10,933             10,933
   Other comprehensive loss                                                             (5,024)            (5,024)
   Retained earnings (deficit)                                                          11,621             (4,757)
                                                                                  ------------       ------------
Total stockholders' equity                                                              17,630              1,252
                                                                                  ------------       ------------
Total liabilities and stockholders' equity                                        $    355,645       $    474,146
                                                                                  ============       ============

                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                           ---------------------------

                                                              2003             2002
                                                           ----------       ----------
Revenues                                                   $   89,031       $   71,796

Cost of sales - product                                       (84,591)         (68,681)
Cost of sales - derivatives                                   (20,999)           1,483
                                                           ----------       ----------
Total cost of sales                                           105,590           67,198
                                                           ----------       ----------

Gross profit (loss)                                           (16,559)           4,598

Selling, general and administrative expenses                   (8,358)          (5,602)
Change in fair value of derivatives                            87,271           17,999
Asset impairment and other charges                            (40,818)          (3,127)
                                                           ----------       ----------
Operating income                                               21,536           13,868

Interest expense, net                                          (4,811)          (4,704)
Other expense, net                                             (1,880)             (33)
                                                           ----------       ----------
Income before income taxes                                     14,845            9,131

Income tax benefit                                              1,533              732
                                                           ----------       ----------
Net income                                                 $   16,378       $    9,863
                                                           ==========       ==========

Net income per share:
   Basic                                                   $     1.64       $     0.99
   Diluted                                                 $     1.63       $     0.99

Weighted average number of common shares outstanding:
   Basic                                                       10,000           10,000
   Diluted                                                     10,029           10,000


                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                      ---------------------------
                                                                         2003             2002
                                                                      ----------       ----------
Operating activities:
   Net income                                                         $   16,378       $    9,863
   Adjustments to reconcile net income to net cash flows
     from operating activities:
       Depreciation and amortization                                       5,194            6,253
       Provision for (recovery of) losses on accounts receivable           1,754             (767)
       Net change in deferred taxes                                        1,165             (795)
       Change in fair value of derivatives                               (66,272)         (17,999)
       Asset impairment                                                   40,818               --
       Foreign exchange loss                                               1,883              121
       Net effect of changes in operating assets and liabilities           9,646            8,846
                                                                      ----------       ----------
Net cash flows from operating activities                                  10,566            5,522
                                                                      ----------       ----------

Investing activities:
   Capital expenditures                                                   (1,724)            (866)
                                                                      ----------       ----------
Net cash flows from investing activities                                  (1,724)            (866)
                                                                      ----------       ----------

Financing activities:
   Net proceeds under revolving credit arrangements                         (244)          (1,338)
   Payments on debt                                                       (2,025)            (151)
                                                                      ----------       ----------
Net cash flows from financing activities                                  (2,269)          (1,489)
                                                                      ----------       ----------

Effect of exchange rate changes on cash                                   (2,339)              61
                                                                      ----------       ----------
Net change in cash and cash equivalents                                    4,234            3,228

Cash and cash equivalents at beginning of period                           2,789            3,624
                                                                      ----------       ----------
Cash and cash equivalents at end of period                            $    7,023       $    6,852
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

      Pioneer operates in one industry segment, the production, marketing and selling of chlor-alkali and related products. Pioneer operates in one geographic area, North America. Pioneer conducts its primary business through its operating subsidiaries: PCI Chemicals Canada Company ("PCI Canada") and Pioneer Americas LLC ("Pioneer Americas").

      The consolidated balance sheet at March 31, 2003 and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first three months of 2003 are not necessarily indicative of results to be expected for the year ending December 31, 2003. All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated. Certain amounts have been reclassified in prior years to conform to the current year presentation.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts as well as certain disclosures. Pioneer's financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates.

      The consolidated balance sheet at December 31, 2002 is derived from the December 31, 2002 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America, since certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2.    MATTERS AFFECTING LIQUIDITY

      At March 31, 2003, Pioneer's senior secured debt aggregated $214.5 million, consisting of Senior Secured Floating Rate Guaranteed Notes due 2006 in the aggregate principal amount of $45.4 million (the "Senior Guaranteed Notes"), Floating Rate Term Notes due 2006 in the aggregate principal amount of $4.6 million (the "Senior Floating Notes"), 10% Senior Secured Guaranteed Notes due 2008 in the aggregate principal amount of $150 million (the "10% Senior Secured Notes"), and $14.5 million outstanding under a Revolving Credit Facility with a $30 million commitment and a borrowing base restriction (the "Revolver"). Collectively, the $200 million in Senior Guaranteed Notes, Senior Floating Notes and 10% Senior Secured Notes are referred to as the Senior Notes and together with the Revolver are referred to as the Senior Secured Debt.

     The Senior Secured Debt requires payments of interest in cash and contains various covenants including financial covenants in the Revolver (which if violated will create a default under the cross-default provisions of the Senior Notes) that obligate Pioneer to comply with certain cash flow requirements. The interest payment requirements of the Senior Secured Debt and the financial covenants in the Revolver were set at levels based on projections at the time and do not accommodate significant downward variations in operating results.

      Despite recent increases in product prices, there are still constraints on Pioneer's liquidity. Energy costs associated with producing chlor-alkali products can materially affect Pioneer's results of operations since each one dollar change in the cost of a megawatt hour of electricity generally results in approximately a $2.75 change in Pioneer's cost of production. During the quarter ended March 31, 2003, both product prices and energy costs experienced significant increases. Further increases in the cost of electricity in the absence of product price increases may cause Pioneer to be unable to meet all of its operational funding and debt service obligations during the remainder of 2003. In that event, additional amendments of or waivers under Pioneer's debt agreements or deferrals of interest payments would likely be necessary. Pioneer cannot provide any assurance that it would be able to obtain these amendments, waivers or deferrals, or that in the alternative it would be successful in refinancing, restructuring or reorganizing all or a portion of its indebtedness, selling assets, or obtaining additional debt or equity financing.

      The Revolver, as amended, requires Pioneer to generate at least:

           - $10.640 million of net earnings before extraordinary gains, the effects of derivative instruments excluding derivative expenses paid by Pioneer, interest, income taxes, depreciation and amortization (referred to as "Lender-Defined EBITDA") during the quarter ending March 31, 2003, and

           - $21.550 million of Lender-Defined EBITDA for the twelve-month period ending March 31, 2003, and for each twelve month period ending each fiscal quarter thereafter.

      Pioneer had negative Lender-Defined EBITDA for the three months and twelve-months ended March 31, 2003. Pioneer has obtained a waiver from the lender under the Revolver for the noncompliance with the covenant requirement. Pioneer expects that charges related to the Tacoma impairment in the fourth quarter of 2002, discussed in the Annual Report on Form 10-K for the year ended December 31, 2002, and charges related to the Henderson impairment and the addition to the environmental reserve in the first quarter of 2003, discussed in Notes 4 and 5, respectively, will likely result in the need for future waivers from the lender under the Revolver, since the impairments and the environmental charge will have a negative effect on Lender-Defined EBITDA for the twelve-month periods ending each quarter through March 31, 2004.

      The Revolver requires Pioneer to maintain Liquidity (as defined) of at least $5.0 million, and limits annual capital expenditure levels to $25.0 million. At March 31, 2003, Liquidity was $19.3 million, consisting of borrowing availability of $12.3 million and cash of $7.0 million. Capital expenditures were $1.7 million during the first three months of 2003.

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

      The Senior Guaranteed Notes and Senior Floating Notes (collectively, the "Tranche A Notes") provide that, within 60 days after the end of each calendar quarter during 2003 through 2006, Pioneer Americas is required to redeem (i) $2.5 million principal amount of Tranche A Notes if Pioneer Americas' net income before extraordinary items, other income, net, interest, income taxes, depreciation and amortization ("Tranche A Notes EBITDA") for such calendar quarter is greater than $20 million but less than $25 million, (ii) $5 million principal amount of Tranche A Notes if Tranche A Notes EBITDA for such calendar quarter is greater than $25 million but less than $30 million and (iii) $7.5 million principal amount of Tranche A Notes if Tranche A Notes EBITDA for such calendar quarter is greater than $30 million, in each case plus accrued and unpaid interest thereon to the redemption date. Pioneer expects to redeem $2.5 million of the principal amount of the Tranche A Notes on or before May 30, 2003, as a result of the application of this provision.

      The uncertainties affecting Pioneer's liquidity as a result of the restrictive financial covenants and redemption obligations described above raise concern about Pioneer's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that may result from the outcome of the uncertainties discussed above.

3.    SETTLEMENT OF DISPUTE WITH THE COLORADO RIVER COMMISSION

      On March 3, 2003, all of the conditions were satisfied with respect to the settlement of Pioneer's dispute with the Colorado River Commission ("CRC"), a Nevada state agency, regarding the supply of power to Pioneer's Henderson facility.

As a result of the settlement, which was effective as of January 1, 2003, Pioneer was released from all claims for liability with respect to electricity derivatives agreements, and all litigation between Pioneer and CRC has been dismissed.

      In accordance with the terms of the settlement, Pioneer assigned its long-term hydropower contracts to the Southern Nevada Water Authority and entered into a new supply agreement with CRC. CRC will provide power to meet approximately 85% of the Henderson facility's needs at market rates during a term extending to December 31, 2006, although Pioneer and CRC may agree to extend the term. CRC retained all proceeds it had received related to the derivatives agreements, but it was agreed that $3 million of such amount is being held by CRC as a cash reserve to secure Pioneer's performance under the supply agreement.

      As of December 31, 2002, Pioneer had recorded a net liability of $87.3 million for the net mark-to-market loss on outstanding derivative positions, and a receivable from CRC of $21.0 million, included in "Other Assets" on the balance sheet, for estimated proceeds received by CRC for matured derivative contracts. Due to the settlement of the dispute with CRC, both the $87.3 million net liability and the $21.0 million receivable were reversed in the first quarter of 2003, resulting in a non-cash net gain of $66.3 million, which is recorded in the consolidated statement of operations for the period as $87.3 million of operating income under the caption "Change in the Fair Value of Derivatives," to reflect the reversal of the previously recorded mark-to-market loss, and $21.0 million of "Cost of Sales - Derivatives," reflecting the reversal of the receivable from CRC.

4.    ASSET IMPAIRMENT AND OTHER CHARGES

      Pioneer evaluates long-lived assets for impairment whenever indicators of impairment exist. Under applicable accounting standards, if the sum of the future cash flows expected to result from an asset, undiscounted and without interest, is less than the book value of the asset, asset impairment must be recognized. The amount of impairment is calculated by subtracting the fair value of the asset from the book value of the asset. As disclosed in Pioneer's Annual Report on Form 10-K for the year ended December 31, 2002, fluctuations in anticipated future product prices and energy costs can have a material impact on Pioneer's results of operations.

      Under the new supply agreement discussed in Note 3, CRC will provide power to meet the majority of the Henderson plant's needs at market rates. The market rates are expected to be higher than the rates under the long-term hydropower contracts that were assigned to the Southern Nevada Water Authority as part of the settlement of the dispute with CRC. As a result, Pioneer performed an impairment test and determined that the book value of the Henderson facility exceeded the undiscounted sum of future expected cash flows over the remaining life of the facility. Pioneer then calculated the estimated fair value of the facility by discounting expected future cash flows using a risk adjusted discount rate of 13%. Based on that analysis, Pioneer recorded an impairment charge of $40.8 million in the first quarter of 2003.

      In March 2002, Pioneer idled its chlor-alkali plant in Tacoma due to poor market conditions. As a result Pioneer recorded $1.9 million of severance expense relating to employee terminations and $1.0 million of other exit costs in the quarter ended March 31, 2002.

5.    ENVIRONMENTAL LIABILITIES

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

      In order to reassess Pioneer's environmental obligations and to update an independent environmental analysis conducted in 2000, Pioneer commissioned a new study of environmental concerns at all of its plants. The new study involved a plant-by-plant analysis of environmental concerns and assessed conditions, situations, and sets of circumstances involving uncertainty as to a possible loss to Pioneer. The outcomes of uncertain conditions will be resolved when one or more future events occur or fail to occur, and resolution of the uncertainty may confirm the impairment of an asset or the incurrence of a liability. The study was based on scenario analysis to estimate the cost to remedy environmental concerns at Pioneer's plant sites. For each scenario, the study also used cost estimating techniques that included actual historical costs, estimates prepared for Pioneer by other consultants, estimates prepared by Pioneer engineers and other published cost data available for similar projects completed at the same or other sites.

      The study, completed in May 2003, identified a number of conditions that have changed since the 2000 environmental analysis, including, but not limited to, flexibility in regulatory agency guidance, increased knowledge of site conditions, the use of alternative remediation technologies, post-acquisition contamination not covered under existing environmental indemnity agreements and the inherent risk of disputes under some of the indemnity agreements due to passage of time. Based on the recent study, Pioneer estimated its total environmental remediation liabilities to be $21.0 million, of which $3.2 million is subject to indemnity claims against a previous owner, as discussed below. As a result, Pioneer recorded an environmental charge of $9.5 million in the first quarter of 2003, which is included in "Cost of Sales - Products" in the consolidated statement of operations. As of March 31, 2003, the total estimated environmental liabilities of $21.0 million that were included as "Other Long Term Liabilities" on Pioneer's consolidated balance sheet reflected an increase of $9.4 million as compared to December 31, 2002, primarily as a result of the environmental charge in the first quarter of 2003. Pioneer bases its environmental reserves on undiscounted costs. See Note 8.

      As discussed in the Annual Report on Form 10-K for the year ended December 31, 2002, Pioneer has indemnity agreements with certain previous owners covering, among other things, pre-acquisition environmental conditions at certain of its plant sites. The 2000 independent study resulted in a $3.2 million environmental reserve related to pre-acquisition conditions at the Henderson site that is the responsibility of a previous owner. At the same time a receivable from the previous owner for the same amount was recorded. Pioneer believes that the previous owner will continue to honor its obligations for claims properly presented by Pioneer or by regulatory authorities, although it is possible that disputes could arise concerning the effect of contractual language, in which event Pioneer would have to subject any claims for cleanup expenses, which could be substantial, to the contractually-established arbitration process. The recent study did not include environmental matters covered by the $3.2 million environmental receivable as such matters are not currently estimable. Such amount, as originally estimated, is included in the consolidated balance sheet as of March 31, 2003, in offsetting amounts in "Other Assets" and "Other Long Term Liabilities." The recent study also did not cover any environmental matters Pioneer believes to be fully covered under other indemnity agreements as such costs are not currently estimable.

6.   DEBT

      Long-term debt consisted of the following:

                                                                                                  MARCH 31,     DECEMBER 31,
                                                                                                    2003            2002
                                                                                                 ----------     ------------
      Senior Secured Debt:
      Senior Guaranteed Notes, due December 2006, variable interest rates based on the
         three-month LIBOR rate plus 3.5% .................................................      $   45,422      $   45,422
      Senior Floating Notes, due December 2006, variable interest rates based on the
         three-month LIBOR rate plus 3.5% .................................................           4,578           4,578
      10% Senior Secured Notes, due December 2008 .........................................         150,000         150,000
      Revolver; variable interest rates based on U.S. prime rate plus a margin ranging
         from 2.75% to 3.50%, expiring December 31, 2004 ..................................          14,460          14,704
      Other debt:
      Promissory notes issued in respect of professional fees(1) ..........................           3,428           3,428
      Unsecured, non-interest-bearing, long-term debt, denominated in Canadian dollars
         (amounts below are in Canadian dollars), original face value of $5.5 million, payable in five annual installments of $1.0 million and a final payment of $0.5 million, beginning January 10, 2002, with an effective interest rate of 8.25%, net of unamortized discount of $0.4 million and $0.6 million at March 31, 2003 and
         December 31, 2002, respectively ..................................................           2,020           2,473
      Other notes, maturing in various years through 2014, with various
         installments, at various interest rates ..........................................           6,086           6,450
                                                                                                 ----------      ----------
         Total ............................................................................         225,994         227,055
      Current maturities of long-term debt ................................................         (19,393)        (19,592)
                                                                                                 ----------      ----------
         Long-term debt, less current maturities ..........................................      $  206,601      $  207,463
                                                                                                 ==========      ==========

      (1) On April 17, 2003, Pioneer's obligations under one such note, with a principal amount of $2.8 million, were satisfied. The note bore interest at a variable rate based on the three-month LIBOR rate plus 3.5%. The holder of the remaining note, with a principal amount outstanding of $0.6 million, agreed to extend the maturity date of the note from July 1, 2003 to November 15, 2003, with interest accruing during the period ending on July 1, 2003 at a variable rate based on the three-month LIBOR rate plus 3.5%, and accruing during the period July 2, 2003 through November 15, 2003 at 9% per annum.

      In addition to the long-term debt shown above, at March 31, 2003 and December 31, 2002 Pioneer had short-term notes payable of $0.5 million and $1.5 million, respectively, related to insurance premium financing. The interest rate on the short-term notes is 5.36%. The amount owed is payable in monthly installments through June 1, 2003.

      On March 31, 2003, senior secured debt outstanding under various debt instruments consisted of the Senior Guaranteed Notes, the Senior Floating Notes, the 10% Senior Secured Notes and the Revolver. In addition, at March 31, 2003, Pioneer had $3.4 million of promissory notes for fees owed to professionals; $2.0 million (net of discount) for an unsecured non-interest bearing instrument payable to a critical vendor for the settlement of pre-petition amounts owed to that vendor, which contains a covenant that allows the vendor to demand immediate repayment and begin charging interest at a rate of 9.3% if Pioneer's liquidity falls below $5 million (Canadian dollars); $1.0 million payable over several years to another critical vendor; and $5.1 million of other debt outstanding, comprised of notes maturing in various years through 2014.

     The Revolver provides for revolving loans in an aggregate amount up to $30 million, subject to borrowing base limitations related to the level of accounts receivable, inventory and reserves. The Revolver provides for up to an additional $20 million of availability in the event of successful syndication of additional credit to one or more lenders acceptable to the lender, but it is not anticipated that such syndication efforts will occur in the near future. Borrowings under the Revolver are available through December 31, 2004, so long as no default exits and all conditions to borrowings are met. Because the Revolver requires a lock-box arrangement and contains a clause that allows the lender to refuse to fund further advances in the event of a material adverse change in Pioneer's business, the Revolver must be classified as current debt. Borrowings under the Revolver accrue interest determined on the basis of the prime rate plus a margin. Pioneer incurs a fee on the unused amount of the facility at a rate of .375% per year. Note 2 includes a discussion of the financial covenants included in the Revolver, and Pioneer's compliance with those covenants.

      Pioneer is required to make mandatory redemptions of Senior Floating Notes and Senior Guaranteed Notes from and to the extent of net cash proceeds of certain asset sales, new equity issuances in excess of $5 million and excess cash flow (as defined in the related agreements). Pioneer is also required to make mandatory prepayments if certain levels of Tranche A Notes EBITDA are realized, and if there is a change of control. See Note 2 for a more detailed discussion of an anticipated prepayment obligation relating to Tranche A Notes EBITDA.

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

      Pioneer may prepay amounts owed on the Senior Guaranteed Notes, the 10% Senior Secured Notes and the Senior Floating Notes in minimum amounts of $1.0 million or more, and Pioneer may, at its option, terminate the Revolver. If the Revolver is terminated early, there will be a premium due that ranges from 1% to 3% of $50 million, depending upon the termination date. On or after December 31, 2005, Pioneer may redeem some or all of the 10% Senior Secured Notes by paying the holders a percentage declining from 105% to 100% (depending on the year of redemption) of the stated principal amount plus accrued and unpaid interest to the redemption date.

      The obligations under the Revolver are secured by liens on Pioneer's accounts receivable and inventory, and the obligations under the Senior Notes are secured by liens on substantially all of Pioneer's other assets, with the exception of certain assets that secure the obligations outstanding under certain other long-term liabilities.

      The debt agreements contain covenants that require Pioneer to meet minimum liquidity levels and that limit Pioneer's ability to, among other things, incur additional indebtedness, prepay or modify debt instruments, grant additional liens, guarantee any obligations, sell assets, engage in another type of business or suspend or terminate a substantial portion of business, declare or pay dividends, make investments, make capital expenditures in excess of certain amounts, or make use of the proceeds of borrowings for purposes other than those specified in the agreements. The agreements also include customary events of default, including a change of control under the Revolver. Borrowings under the Revolver will generally be available subject to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default.

7.    INVENTORIES

      Inventories consist of the following:

                                                    MARCH 31,       DECEMBER 31,
                                                      2003              2002
                                                  ------------      ------------
      Raw materials, supplies and parts, net      $      7,755      $      8,105
      Finished goods and work-in-process                 8,984             7,117
      Inventories under exchange agreements                537                89
                                                  ------------      ------------
                                                  $     17,276      $     15,311
                                                  ============      ============

8.    COMMITMENTS AND CONTINGENCIES

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

      Pioneer relies on certain indemnities from previous owners and has adequate environmental reserves covering known and estimable environmental liabilities at its chlor-alkali plants and other facilities. There can be no assurance, however, that such indemnity agreements will be adequate to protect Pioneer from environmental liabilities at these sites or that such parties will perform their obligations under the respective indemnity agreements. The failure by such parties to perform under these indemnity agreements and/or any material change in Pioneer's environmental obligations will have a material adverse effect on Pioneer's future results of operations and liquidity. See Note 5.

      Pioneer is subject to various legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, Pioneer has adequate legal defenses and/or insurance coverage with respect to these matters, and management does not believe that they will materially affect Pioneer's operations or financial position.

9.    CONSOLIDATING FINANCIAL STATEMENTS

      PCI Canada (a wholly-owned subsidiary of PCI) is the issuer of the $150 million in principal amount of 10% Senior Secured Notes, which are fully and unconditionally guaranteed on a joint and several basis by PCI and all of PCI's other direct and indirect wholly-owned subsidiaries.

      Pioneer Americas (a wholly-owned subsidiary of PCI Canada) is the issuer of the Tranche A Notes, which are fully and unconditionally guaranteed on a joint and several basis by PCI and all of PCI's other direct and indirect wholly-owned subsidiaries. Together, PCI Canada, Pioneer Americas and the subsidiary note guarantors comprise all of the direct and indirect subsidiaries of PCI.

      Condensed consolidating financial information for PCI and its wholly-owned subsidiaries is presented below.

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2003

(IN THOUSANDS)                                                     PCI         PIONEER        OTHER                       PIONEER
                                                      PCI         CANADA       AMERICAS     GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                   ----------   ----------    ----------    ----------   ------------   ------------
                      ASSETS

Current assets:
 Cash and cash equivalents ....................    $       --   $    1,856    $    5,156    $       11    $       --     $    7,023
 Accounts receivable, net .....................            --       10,636        30,881            --            --         41,517
 Inventories, net .............................            --        5,673        11,603            --            --         17,276
 Prepaid expenses and other current assets ....         1,885        1,704           238            --            --          3,827
                                                   ----------   ----------    ----------    ----------    ----------     ----------
     Total current assets .....................         1,885       19,869        47,878            11            --         69,643
Property, plant and equipment, net ............            --      120,144        76,333         1,528            --        198,005
Other assets ..................................            --           --         3,933            --            --          3,933
Intercompany receivable .......................            --       76,147            --        61,638      (137,785)            --
Investment in subsidiaries ....................        23,783           --            --            --       (23,783)            --
Excess reorganization value over the fair
 value of identifiable assets .................            --       84,064            --            --            --         84,064
                                                   ----------   ----------    ----------    ----------    ----------     ----------
     Total assets .............................    $   25,668   $  300,224    $  128,144    $   63,177    $ (161,568)    $  355,645
                                                   ==========   ==========    ==========    ==========    ==========     ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
            (DEFICIENCY IN ASSETS)
Current liabilities:
 Accounts payable .............................    $       --   $    9,804    $   11,910    $       33    $       --     $   21,747
 Accrued liabilities ..........................            --        7,442        12,167            --            --         19,609
 Short-term debt and current portion of
   long-term debt .............................           507          521        18,845            27            --         19,900
                                                   ----------   ----------    ----------    ----------    ----------     ----------
     Total current liabilities ................           507       17,767        42,922            60            --         61,256
Long-term debt, less current portion ..........            --      151,499        55,019            83            --        206,601
Investment in subsidiary ......................            --      133,897            --            --      (133,897)            --
Intercompany payable ..........................         7,531           --       130,255            --      (137,786)            --
Accrued pension and other employee benefits ...            --        9,654        17,843            --            --         27,497
Other long-term liabilities ...................            --       24,406        16,002         2,253            --         42,661
Stockholders' equity (deficiency in assets) ...        17,630      (36,999)     (133,897)       60,781       110,115         17,630
                                                   ----------   ----------    ----------    ----------    ----------     ----------
     Total liabilities and stockholders' equity
       (deficiency in assets) .................    $   25,668   $  300,224    $  128,144    $   63,177    $ (161,568)    $  355,645
                                                   ==========   ==========    ==========    ==========    ==========     ==========

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2002

(IN THOUSANDS)                                                     PCI         PIONEER        OTHER                       PIONEER
                                                      PCI         CANADA       AMERICAS     GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                   ----------   ----------    ----------    ----------   ------------   ------------
                      ASSETS

Current assets:
  Cash and cash equivalents ...................    $       --   $    1,702    $    1,074    $       13    $       --     $    2,789
  Accounts receivable, net ....................            --        9,462        30,521            --            --         39,983
  Inventories, net ............................            --        5,865         9,446            --            --         15,311
  Current derivative asset ....................            --           --        17,834            --            --         17,834
  Prepaid expenses and other current assets ...         2,687        1,702           390            --            --          4,779
                                                   ----------   ----------    ----------    ----------    ----------     ----------
       Total current assets ...................         2,687       18,731        59,265            13            --         80,696
Property, plant and equipment, net ............            --      122,558       118,183         1,528            --        242,269
 Other assets .................................            --           --        25,755            --            --         25,755
 Intercompany receivable ......................            --       70,265            --        54,526      (124,791)            --
 Investment in subsidiaries ...................         7,314           --            --            --        (7,314)            --
 Non-current derivative asset .................            --           --        41,362            --            --         41,362
 Excess reorganization value over the fair
   value of identifiable assets ...............            --       84,064            --            --            --         84,064
                                                   ----------   ----------    ----------    ----------    ----------     ----------
       Total assets ...........................    $   10,001   $  295,618    $  244,565    $   56,067    $ (132,105)    $  474,146
                                                   ==========   ==========    ==========    ==========    ==========     ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
            (DEFICIENCY IN ASSETS)
Current liabilities:
 Accounts payable .............................    $       --   $    6,679    $   13,481    $       33    $       --     $   20,193
 Accrued liabilities ..........................             5        6,119        12,037            --            --         18,161
 Current derivative liability .................            --           --        37,614            --            --         37,614
 Current portion of long-term debt ............         1,520          474        19,091            27            --         21,112
                                                   ----------   ----------    ----------    ----------    ----------     ----------
     Total current liabilities ................         1,525       13,272        82,223            60            --         97,080
Long-term debt, less current portion ..........            --      151,999        55,375            89            --        207,463
Investment in subsidiary ......................            --      146,947            --            --      (146,947)            --
Intercompany payable ..........................         7,224           --       117,567            --      (124,791)            --
Accrued pension and other employee benefits ...            --        8,865        17,267            --            --         26,132
Non-current derivative liability ..............            --           --       108,852            --            --        108,852
Other long-term liabilities ...................            --       20,739        10,228         2,400            --         33,367
 Stockholders' equity (deficiency in assets) ..         1,252      (46,204)     (146,947)       53,518       139,633          1,252
                                                   ----------   ----------    ----------    ----------    ----------     ----------
     Total liabilities and stockholders' equity
       (deficiency in assets) .................    $   10,001   $  295,618    $  244,565    $   56,067    $ (132,105)    $  474,146
                                                   ==========   ==========    ==========    ==========    ==========     ==========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003

(IN THOUSANDS)                                                     PCI         PIONEER        OTHER                       PIONEER
                                                      PCI         CANADA       AMERICAS     GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                   ----------   ----------    ----------    ----------   ------------   ------------
Revenues ......................................    $       --   $   40,608    $   68,177    $       --    $  (19,754)    $   89,031
Cost of sales .................................            --      (38,332)      (87,093)           81        19,754       (105,590)
                                                   ----------   ----------    ----------    ----------    ----------     ----------
Gross profit (loss) ...........................            --        2,276       (18,916)           81            --        (16,559)
Selling, general and administrative expenses ..           (91)      (1,981)       (6,306)           20            --         (8,358)
Change in fair value of derivatives ...........            --           --        87,271            --            --         87,271
Asset impairment and other charges ............            --           --       (40,818)           --            --        (40,818)
                                                   ----------   ----------    ----------    ----------    ----------     ----------
Operating income (loss) .......................           (91)         295        21,231           101            --         21,536
Interest expense, net .........................            --       (3,791)       (1,018)           (2)           --         (4,811)
Other income, net .............................            --       (1,881)       (7,163)        7,164            --         (1,880)
                                                   ----------   ----------    ----------    ----------    ----------     ----------
Income (loss) before income taxes .............           (91)      (5,377)       13,050         7,263            --         14,845
Income tax benefit ............................            --        1,533            --            --            --          1,533
                                                   ----------   ----------    ----------    ----------    ----------     ----------
Net income (loss) before equity in earnings
  of subsidiary ...............................           (91)      (3,844)       13,050         7,263            --         16,378
Equity in net earnings of subsidiary ..........        16,469       13,050            --            --       (29,519)            --
                                                   ----------   ----------    ----------    ----------    ----------     ----------
Net income ....................................    $   16,378   $    9,206    $   13,050    $    7,263    $  (29,519)    $   16,378
                                                   ==========   ==========    ==========    ==========    ==========     ==========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002

(IN THOUSANDS)                                                     PCI         PIONEER        OTHER                       PIONEER
                                                      PCI         CANADA       AMERICAS     GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                   ----------   ----------    ----------    ----------   ------------   ------------
Revenues ......................................    $       --   $   33,176    $   52,058    $       --    $  (13,438)    $   71,796
Cost of sales .................................            --      (30,212)      (50,426)            2        13,438        (67,198)
                                                   ----------   ----------    ----------    ----------    ----------     ----------
Gross profit ..................................            --        2,964         1,632             2            --          4,598
Selling, general and administrative expenses ..           (52)      (1,514)       (4,007)          (29)           --         (5,602)
Change in fair value of derivatives ...........            --           --        17,999            --            --         17,999
Asset impairment and other charges ............            --           (3)       (3,124)           --            --         (3,127)
                                                   ----------   ----------    ----------    ----------    ----------     ----------
Operating income (loss) .......................           (52)       1,447        12,500           (27)           --         13,868
Interest expense, net .........................            --       (3,781)         (933)           10            --         (4,704)
Other income, net .............................            --         (125)           46            46            --            (33)
                                                   ----------   ----------    ----------    ----------    ----------     ----------
Income (loss) before income taxes .............           (52)      (2,459)       11,613            29            --          9,131
Income tax benefit ............................            --          732            --            --            --            732
                                                   ----------   ----------    ----------    ----------    ----------     ----------
Net income (loss) before equity in earnings
  of subsidiary ...............................           (52)      (1,727)       11,613            29            --          9,863

Equity in net earnings of subsidiary ..........         9,915       11,611            --            --       (21,526)            --
                                                   ----------   ----------    ----------    ----------    ----------     ----------
Net income ....................................    $    9,863   $    9,884    $   11,613    $       29    $  (21,526)    $    9,863
                                                   ==========   ==========    ==========    ==========    ==========     ==========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003

(IN THOUSANDS)                                                               PCI          PIONEER         OTHER         PIONEER
                                                              PCI           CANADA        AMERICAS      GUARANTORS    CONSOLIDATED
                                                           ----------     ----------     ----------     ----------    ------------
Cash flows from operating activities:
  Net cash flows from operating activities ............    $    1,013     $    3,852     $    5,696     $        5     $   10,566
                                                           ----------     ----------     ----------     ----------     ----------
Cash flows from investing activities:
  Capital expenditures ................................            --           (710)        (1,014)            --         (1,724)
                                                           ----------     ----------     ----------     ----------     ----------
     Net cash flows from investing activities .........            --           (710)        (1,014)            --         (1,724)
                                                           ----------     ----------     ----------     ----------     ----------
Cash flows from financing activities:
  Net proceeds under revolving credit arrangements ....            --             --           (244)            --           (244)
  Payments on debt ....................................        (1,013)          (649)          (356)            (7)        (2,025)
                                                           ----------     ----------     ----------     ----------     ----------
     Net cash flows from financing activities .........        (1,013)          (649)          (600)            (7)        (2,269)
                                                           ----------     ----------     ----------     ----------     ----------
Effect of exchange rate changes on cash ...............            --         (2,339)            --             --         (2,339)
                                                           ----------     ----------     ----------     ----------     ----------
Net change in cash and cash equivalents ...............            --            154          4,082             (2)         4,234
Cash and cash equivalents at beginning of period ......            --          1,702          1,074             13          2,789
                                                           ----------     ----------     ----------     ----------     ----------
Cash and cash equivalents at end of period ............    $       --     $    1,856     $    5,156     $       11     $    7,023
                                                           ==========     ==========     ==========     ==========     ==========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002

(IN THOUSANDS)                                                               PCI          PIONEER         OTHER         PIONEER
                                                              PCI           CANADA        AMERICAS      GUARANTORS    CONSOLIDATED
                                                           ----------     ----------     ----------     ----------    ------------
Cash flows from operating activities:
  Net cash flows from operating activities ............    $       --     $    9,208     $   (3,723)    $       37     $    5,522
                                                           ----------     ----------     ----------     ----------     ----------
Cash flows from investing activities:
  Capital expenditures ................................            --           (367)          (499)            --           (866)
                                                           ----------     ----------     ----------     ----------     ----------
     Net cash flows from investing activities .........            --           (367)          (499)            --           (866)
                                                           ----------     ----------     ----------     ----------     ----------
Cash flows from financing activities:
  Net proceeds under revolving credit
    arrangements ......................................            --         (5,774)         4,436             --         (1,338)
  Payments on long-term debt ..........................            --             --           (144)            (7)          (151)
                                                           ----------     ----------     ----------     ----------     ----------
     Net cash flows from financing activities .........            --         (5,774)         4,292             (7)        (1,489)
                                                           ----------     ----------     ----------     ----------     ----------
Effect of exchange rate changes on cash ...............            --             61             --             --             61
                                                           ----------     ----------     ----------     ----------     ----------
Net change in cash and cash equivalents ...............            --          3,128             70             30          3,228
Cash and cash equivalents at beginning of period ......            --          1,950          1,674             --          3,624
                                                           ----------     ----------     ----------     ----------     ----------
Cash and cash equivalents at end of period ............    $       --     $    5,078     $    1,744     $       30     $    6,852
                                                           ==========     ==========     ==========     ==========     ==========

10.  EARNINGS PER SHARE

      Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share considers, in addition to the above, the dilutive effect of potentially issuable common shares during the period.

      Computational amounts for earnings per share are as follows:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                    ------------------------
                                                       2003          2002
                                                    ----------    ----------
      Net income                                    $   16,378    $    9,863
                                                    ==========    ==========

      Basic earnings per share:
        Weighted average number of common shares
           outstanding                                  10,000        10,000
                                                    ==========    ==========

        Net earnings per share                      $     1.64    $     0.99
                                                    ==========    ==========

      Diluted earnings per share:
        Weighted average number of common shares
          outstanding                                   10,029        10,000
                                                    ==========    ==========

        Net earnings per share                      $     1.63    $     0.99
                                                    ==========    ==========

      Because the average market price of PCI's common stock exceeded the exercise price of some of PCI's stock options, PCI had dilutive common stock equivalents during the three months ended March 31, 2003. Because the exercise price exceeded the average market price, 225,000 options outstanding during the period were excluded from diluted earnings per share because they were anti-dilutive. PCI had no potentially issuable common shares during the three months ended March 31, 2002.

11.   RECENT ACCOUNTING PRONOUNCEMENTS

      In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 143, "Accounting for Asset Retirement Obligations." SFAS 143, which must be applied to fiscal years beginning after June 15, 2002, addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Pioneer adopted SFAS 143 effective January 1, 2003, and the adoption did not have a material effect on Pioneer's results of operations or financial condition.

      In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under SFAS No. 145 gains or losses from extinguishments of debt that do not meet the criteria of Accounting Principles Board No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" should be reclassified to income from continuing operations in all prior periods presented. Pioneer adopted SFAS No. 145 effective January 1, 2003, and will reclassify gains on early extinguishments of debt and related taxes previously recorded as an extraordinary item.

      In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for fiscal years beginning after December 31, 2002. SFAS 146 requires the liability for costs associated with exit or disposal activities to be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. Pioneer adopted SFAS 146 effective January 1, 2003, and the adoption did not impact Pioneer's results of operations or financial condition. As required, Pioneer will apply SFAS 146 prospectively to exit or disposal activities initiated after December 31, 2002.

12.   STOCK BASED COMPENSATION

      At March 31, 2003, PCI had 671,000 options outstanding with exercise prices ranging from $2.00 to $4.00 per share, a weighted average exercise price of $2.99, and a weighted average remaining contractual life of 9.3 years. No options were granted during the three months ended March 31, 2003 or 2002. Stock options generally expire 10 years from the date of grant and fully vest after 3 years.

      The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in 2002: risk free interest rate of 3.8%, no expected dividend yield for all years, expected life of 10 years, and expected volatility of 95%. Had compensation expense for the plans been determined consistent with SFAS 123, "Accounting for Stock Based Compensation," and SFAS 148, "Accounting for Stock Based Compensation Transition and Disclosure," Pioneer's pro forma net income and income per common share for the three months ended March 31, 2003 and 2002 would have been as indicated below:

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                 ---------------------
                                                   2003         2002
                                                 --------     --------
       Net income:
         As reported ........................    $ 16,378     $  9,863
         Pro forma stock compensation expense         (99)          --
                                                 --------     --------
       Pro forma net income .................    $ 16,279     $  9,863
                                                 ========     ========

       Income per common share:
         Basic, as reported .................    $   1.64     $   0.99
         Basic, pro forma ...................    $   1.63     $   0.99
         Diluted, as reported ...............    $   1.63     $   0.99
         Diluted, pro forma .................    $   1.62     $   0.99


13.   SUPPLEMENTAL CASH FLOW INFORMATION

      Net effect of changes in operating assets and liabilities, excluding the effect of exchange rate changes, are as follows:

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                            2003         2002
                                                          --------     --------
   Accounts receivable                                    $ (2,562)    $  8,903
   Inventories                                              (1,544)         732
   Prepaid expenses and other current assets                   980        2,673
   Other assets                                                800       (1,255)
   Accounts payable                                          1,050       (6,552)
   Accrued liabilities                                         994        5,276
   Other long-term liabilities                               9,928         (931)
                                                          --------     --------
       Net change in operating assets and liabilities     $  9,646     $  8,846
                                                          ========     ========

      Following are supplemental disclosures of cash flow information:

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                            2003         2002
                                                          --------     --------
   Cash payments for:
      Interest                                            $  1,005     $    343
      Income taxes                                              --           --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto.

RECENT PRICING TRENDS

      Our ECU netback (that is, the price of an electrochemical unit, or "ECU," adjusted to eliminate the product transportation element) averaged $362 during the three months ended March 31, 2003, compared with $317 for the three months ended December 31, 2002 and $270 for all of 2002. The increase is the continuation of a trend that began in July 2002. The recent increase resulted from an 8% reduction in industry capacity from the 2001 level, which supported higher prices for caustic soda, and there was also continuation of strong demand for chlorine from vinyl producers. During the first quarter of 2003, we announced further price increases that will be implemented during the second quarter of 2003 as contracts permit, although individual contract terms may in some cases limit or prohibit the imposition of the increases. We have also announced our intention to impose a fuel surcharge in the future, based on increases in the market price of natural gas (which is a basic component of the cost of electricity, our largest raw material cost). Currently, the market price of natural gas has not risen to a level justifying the imposition of the surcharge, and competitive factors may limit our ability to impose the surcharge in the future.

LIQUIDITY AND CAPITAL RESOURCES

      Debt, Financial Leverage and Covenants. At March 31, 2003, our senior secured debt aggregated $214.5 million, consisting of Senior Secured Floating Rate Guaranteed Notes due 2006 in the aggregate principal amount of $45.4 million (the "Senior Guaranteed Notes"), Floating Rate Term Notes due 2006 in the aggregate principal amount of $4.6 million (the "Senior Floating Notes"), 10% Senior Secured Guaranteed Notes due 2008 in the aggregate principal amount of $150 million (the "10% Senior Secured Notes"), and $14.5 million outstanding under a Revolving Credit Facility with a $30 million commitment and a borrowing base restriction (the "Revolver"). Collectively, the $200 million in Senior Guaranteed Notes, Senior Floating Notes and 10% Senior Secured Notes are referred to as the Senior Notes and together with the Revolver are referred to as the Senior Secured Debt.

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

      Despite recent increases in product prices, there are still constraints on our liquidity. Energy costs associated with producing chlor-alkali products can materially affect our results of operations since each one dollar change in the cost of a megawatt hour of electricity generally results in approximately a $2.75 change in our cost to produce an ECU. During the quarter ended March 31, 2003, both product prices and energy costs experienced significant increases. Any further increases in the cost of electricity in the absence of product price increases may cause us to be unable to meet all of our operational funding and debt service obligations during the remainder of 2003. In that event, additional amendments of or waivers under our debt agreements or deferrals of interest payments will likely be necessary. We cannot provide any assurance that we would be able to obtain these amendments, waivers or deferrals, or that in the alternative we would be successful in refinancing, restructuring or reorganizing all or a portion of our indebtedness, selling assets, or obtaining additional debt or equity financing.

      The Revolver, as amended, requires us to generate at least:

           - $10.640 million of net earnings before extraordinary gains, the effects of derivative instruments excluding derivative expenses paid by us, interest, income taxes, depreciation and amortization (referred to as "Lender-Defined EBITDA") during the quarter ending March 31, 2003, and

           - $21.550 million of Lender-Defined EBITDA for the twelve-month period ending March 31, 2003, and for each twelve month period ending each fiscal quarter thereafter.

      We reported negative Lender-Defined EBITDA of $41.4 million and $40.2 million for the three months and twelve months ended March 31, 2003, respectively. Those amounts were less than the amounts required under the Revolver covenant for those periods. We have obtained a waiver from the lender under the Revolver for the noncompliance with the covenant requirement. We expect that charges related to the Tacoma impairment in the fourth quarter of 2002, discussed in our

Annual Report on Form 10-K for the year ended December 31, 2002, and charges related to the Henderson impairment and the addition to the environmental reserve in the first quarter of 2003, discussed in Notes 4 and 5, respectively, to our consolidated financial statements, will likely result in the need for future waivers from the lender under the Revolver, since the impairments and the environmental charge will have a negative effect on Lender-Defined EBITDA for the twelve-month periods ending each quarter through March 31, 2004.

      We report amounts of Lender-Defined EBITDA that are generated by our business because, as indicated above, there are covenants in the Revolver that require us to generate specified levels of Lender-Defined EBITDA. Lender-Defined EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles in the United States. Lender-Defined EBITDA should not be considered in isolation of, or as a substitute for, income before income taxes as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Lender-Defined EBITDA, as calculated by us, may not be comparable to similar measures reported by other companies. In addition, Lender-Defined EBITDA does not represent funds available for discretionary use.

      The reconciliation of Lender-Defined EBITDA to income before income taxes is as follows:

                                                                    THREE MONTHS ENDED
                                               ----------------------------------------------------------------
                             TWELVE MONTHS
                             ENDED MARCH 31,     MARCH 31,      DECEMBER 31,     SEPTEMBER 30,      JUNE 30,
                                  2003             2003             2002             2002             2002
                             --------------    ------------     ------------     ------------     ------------
Lender-Defined EBITDA         $    (40,192)    $    (41,422)    $    (10,704)    $     10,462     $      1,472

Interest expense, net              (18,998)          (4,811)          (4,821)          (4,487)          (4,879)
Depreciation and
   amortization                    (23,867)          (5,194)          (6,189)          (6,413)          (6,071)
Derivative items                    83,233           66,272           12,494            4,367              100
                              ------------     ------------     ------------     ------------     ------------
Income before income taxes    $        176     $     14,845     $     (9,220)    $      3,929     $     (9,378)
                              ============     ============     ============     ============     ============

      The Revolver requires us to maintain Liquidity (as defined) of at least $5.0 million, and limits annual capital expenditure levels to $25.0 million. At March 31, 2003, Liquidity was $19.3 million, consisting of borrowing availability of $12.3 million and cash of $7.0 million. Capital expenditures were $1.7 million during the first three months of 2003. The Revolver also provides that as a condition of borrowings there shall not have occurred any material adverse change in our business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).

      If the required Lender-Defined EBITDA level is not met and the lender under the Revolver does not waive our failure to comply with the requirement, we will be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur or have occurred, the lender can exercise its rights under the Revolver and refuse to make further advances. Following any such refusal, customer receipts would be applied to our borrowings under the Revolver, and we would not have the ability to reborrow. This would cause us to suffer a rapid loss of liquidity and we would lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow the lender to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under the Senior Notes which would provide the holders of the Senior Notes with the right to accelerate the $200 million in Senior Notes outstanding and demand immediate repayment.

      The Senior Guaranteed Notes and Senior Floating Notes (collectively, the "Tranche A Notes") provide that, within 60 days after the end of each calendar quarter during 2003 through 2006, Pioneer Americas is required to redeem (i) $2.5 million principal amount of Tranche A Notes if Pioneer Americas' net income before extraordinary items, other income, net, interest, income taxes, depreciation and amortization ("Tranche A Notes EBITDA") for such calendar quarter is greater than $20 million but less than $25 million, (ii) $5 million principal amount of Tranche A Notes if Tranche A Notes EBITDA for such calendar quarter is greater than $25 million but less than $30 million and (iii) $7.5 million principal amount of Tranche A Notes if Tranche A Notes EBITDA for such calendar quarter is greater than $30 million, in each case plus accrued and unpaid interest thereon to the redemption date. Tranche A Notes EBITDA for the three months ended March 31, 2003 was $23.3 million. As a result, we expect to redeem $2.5 million of the principal amount of the Tranche A Notes on or before May 30, 2003.

      We report amounts of Tranche A Notes EBITDA that are generated by our business because, as indicated above, we are required to redeem specified amounts of Tranche A Notes if specified levels of Tranche A Notes EBITDA are generated. Tranche A Notes EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles in the United States. Tranche A Notes EBITDA should not be considered in isolation of, or as a substitute for, income before income taxes as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Tranche A Notes EBITDA, as calculated by us, may not be comparable to similar measures reported by other companies. In addition, Tranche A Notes EBITDA does not represent funds available for discretionary use.

      The reconciliation of Tranche A Notes EBITDA to income before income taxes is as follows:

                                              THREE MONTHS ENDED
                                                MARCH 31, 2003
                                              ------------------
        Tranche A Notes EBITDA                   $     23,301

        Other income, net                              (7,163)
        Interest expense, net                          (1,018)
        Depreciation and amortization                  (2,070)
                                                 ------------
        Income before income taxes               $     13,050
                                                 ============

      In addition to the Senior Secured Debt, at March 31, 2003, we had $2.0 million outstanding under an unsecured non-interest bearing instrument payable to a vendor, which contains a covenant that allows the vendor to demand immediate repayment and begin charging interest at a rate of 9.3% if our liquidity falls below $5 million (Canadian dollars); $1.0 million payable over several years to another vendor; and $5.1 million of other debt outstanding, comprised of notes maturing in various years through 2014. We also had $3.4 million of promissory notes outstanding in respect of fees owed to professionals. On April 17, 2003, our obligations under one such note in respect of fees owed to professionals, which bore interest at a variable rate based on the three-month LIBOR rate plus 3.5%, were satisfied. The maturity date of the remaining note in respect of fees owed to professionals, with a principal amount outstanding of $0.6 million, has been extended from July 1, 2003 to November 15, 2003, with interest accruing during the period ending on July 1, 2003 at a variable rate based on the three-month LIBOR rate plus 3.5%, and accruing during the period July 2, 2003 through November 15, 2003 at 9% per annum.

      The uncertainties affecting our liquidity as a result of the restrictive financial covenants and redemption obligations described above raise concern about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that may result from the outcome of the uncertainties discussed above.

      During the last three quarters of 2003 we expect to have cash requirements, in addition to operating and administrative costs, of approximately $36.6 million in the aggregate consisting of the following: (i) interest payments of $16.9 million (comprised of interest on our Senior Notes of $8.1 million on June 30, 2003, $0.6 million on September 30, 2003, and $8.1 on December 31, 2003, and anticipated monthly payments of interest on the Revolver ranging from $75,000 to $150,000), (ii) capital expenditures of $11.5 million,
(iii) certain vendor payments of $0.3 million, (iv) severance payments of $1.4 million, and (v) debt repayments of $6.5 million. We expect to fund these obligations through available borrowings under our Revolver and internally-generated cash flows from operations, including changes in working capital. We can provide no assurance that we will have sufficient resources to fund all of these obligations and investments.

      Settlement of Dispute with the Colorado River Commission. On March 3, 2003, all of the conditions were satisfied with respect to the settlement of our dispute with the Colorado River Commission ("CRC"), a Nevada state agency, regarding the supply of power to our Henderson facility. As a result of the settlement, which was effective as of January 1, 2003, we were released from all claims for liability with respect to electricity derivatives agreements, and all litigation with CRC has been dismissed.

      In accordance with the terms of the settlement, we assigned our long-term hydropower contracts to the Southern Nevada Water Authority and entered into a new supply agreement with CRC. CRC will provide power to meet approximately 85% of the Henderson facility's needs at market rates during a term extending to December 31, 2006, although Pioneer and CRC may agree to extend the term. CRC retained all the proceeds it had received related to the derivatives agreements, but it was agreed that $3 million of such amount is being held by CRC as a cash reserve to secure our performance under the supply agreement.

      As of December 31, 2002, we had recorded a net liability of $87.3 million for the net mark-to-market loss on outstanding derivative positions, and a receivable from CRC of $21.0 million, included in "Other Assets" on the balance sheet, for estimated proceeds received by CRC for matured derivative contracts. Due to the settlement of the dispute with CRC, both the $87.3 net liability and the $21.0 receivable were reversed in the first quarter of 2003, resulting in a non-cash net gain of $66.3 million, which is recorded in the consolidated statement of operations for the period as $87.3 million of operating income under the caption "Change in Fair Value of Derivatives," to reflect the reversal of the previously recorded mark-to-market loss, and $21.0 million of "Cost of Sales - Derivatives," reflecting the reversal of the receivable from CRC.

      Net Cash Flows from Operating Activities. During the first three months of 2003, our cash flow provided by operating activities was $10.6 million, primarily attributable to changes in working capital.

      Net Cash Flows from Investing Activities. Cash used in investing activities during the first three months of 2003 totaled $1.7 million for capital expenditures.

      Net Cash Flows from Financing Activities. Cash used in financing activities during the first three months of 2003 totaled approximately $2.3 million, due primarily to net repayments under the Revolver of $0.2 million, and to $2.0 million of debt payments made on other notes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      We apply those accounting policies that we believe best reflect the underlying business and economic events, consistent with generally accepted accounting principles. Inherent in such policies are certain key assumptions and estimates that we have made. Our critical accounting policies include those related to long-lived assets, accruals for long-term employee benefit costs such as pension, post-retirement and other post-employment costs, revenue recognition, environmental liabilities, inventory reserves, allowance for doubtful accounts and income taxes.

      Long-Lived Assets. We evaluate long-lived assets for impairment whenever indicators of impairment exist. Under applicable accounting standards, if the sum of the undiscounted future cash flows expected to result from an asset is less than the book value of the asset, asset impairment must be recognized. The amount of impairment is calculated by subtracting the fair value of the asset from the book value of the asset. We consider product prices and energy costs to be key indicators in the evaluation of long-lived asset impairment.

      We believe that the accounting estimate related to asset impairment is a critical accounting estimate because it is highly susceptible to change from period to period and requires management to make assumptions about future trends in product prices and energy costs. Those assumptions require significant judgment because these actual prices and energy costs have fluctuated in the past and will continue to do so.

      Under the new supply agreement discussed above, CRC will provide power to meet the majority of the Henderson plant's needs at market rates. The market rates are expected to be higher than the rates under the long-term hydropower contracts that were assigned to the Southern Nevada Water Authority as part of the settlement. As a result, we performed an impairment test and determined that the book value of the Henderson facility exceeded the undiscounted sum of future expected cash flows over the remaining life of the facility. We then calculated the estimated fair value of the facility by discounting expected future cash flows using a risk adjusted discount rate of 13%. Based on the analysis described above, we recorded an impairment charge of $40.8 million in the first quarter of 2003.

      Environmental Liabilities. In order to reassess our environmental obligations and to update an independent environmental analysis conducted in 2000, we commissioned a new study of environmental concerns at all of our plants. The May 2003 study involved a plant-by-plant analysis of environmental concerns and addressed conditions, situations, and sets of circumstances involving uncertainty as to a possible loss to Pioneer. The outcomes of the uncertain conditions will be resolved when one or more future events occur or fail to occur, and resolution of the uncertainty may confirm the impairment of an asset or the incurrence of a liability. The study was based on scenario analysis to estimate the cost to remedy environmental concerns at our plant sites. For each scenario, the study also used cost estimating techniques that included actual historical costs, estimates prepared for us by other consultants, estimates prepared by our engineers and other published cost data available for similar projects completed at the same or other sites.

      The study, completed in May 2003, identified a number of conditions that have changed since the 2000 environmental analysis, including, but not limited to, flexibility in regulatory agency guidance, increased knowledge of site conditions, the use of alternative remediation technologies, post-acquisition contamination not covered under existing environmental indemnity agreements and the inherent risk of disputes under some of the indemnity agreements due to passage of time. Based on the study, we estimated our total environmental remediation liabilities to be $21.0 million, of which $3.2 million is subject to indemnity claims against a previous owner, as discussed below. As a result, we recorded an environmental charge of $9.5 million in the first quarter of 2003, which is included in "Cost of Sales - Products" in our consolidated statement of operations. We base our environmental reserves on undiscounted costs. See
Note 8 to our consolidated financial statements.

      As discussed in our Annual Report on Form 10-K for the year ended December 31, 2002, we have indemnity agreements with certain previous owners for, among other things, pre-acquisition environmental conditions at certain of our plant sites. The 2000 independent study resulted in a $3.2 million environmental reserve related to pre-acquisition conditions at the Henderson site that is the responsibility of a previous owner. At the same time a receivable from the previous owner for the same amount was recorded. We believe that the previous owner will continue to honor its obligations for claims properly presented by us or by regulatory authorities, although it is possible that disputes could arise concerning the effect of contractual language, in which event we would have to submit any claims for cleanup expenses, which could be substantial, to the contractually-established arbitration process. The recent study did not include environmental matters covered by the $3.2 million environmental receivable as such matters are not currently estimable. Such amount, as originally estimated, is included in our consolidated balance sheet as of March 31, 2003, in offsetting amounts in "Other Assets" and "Other Long Term Liabilities." The recent study also did not cover any environmental matters we believe to be fully covered under other indemnity agreements, as such costs are not currently estimable.

      In 2003, we expect to fund approximately $1.2 million in remediation expenses and $4.7 million in capital projects relating to our environmental compliance program.

      We believe that the accounting estimate related to environmental liabilities is a critical accounting estimate because it is highly susceptible to change from period to period. Factors that can impact environmental liabilities include, among other things, the regulatory environment, remediation technology and methodology and the applicability of indemnity agreements. Estimating environmental liabilities also requires management to make assumptions about future resolution of environmental uncertainties and future cost estimates. There can be no assurance that such predictions are likely to occur or that the actual outcome will be comparable to the current assumptions.

      Long-Term Employee Benefit Costs. Key assumptions include the long-term rate of return on pension assets, the annual rate of inflation of health care costs and the applicable interest rate. Effective December 31, 2002, we decreased our interest rate assumption for our U.S. employee benefit plans. The interest rate decrease and lower-than-expected returns on plan assets are expected to increase our net periodic pension and post-retirement benefits expense by approximately $1.0 million in 2003.

      Revenue Recognition. We recognize revenue from product sales at the time of shipment and when collection is reasonably assured. We classify amounts billed to customers for shipping and handling as revenues, with related shipping and handling costs included in cost of goods sold. Such revenues do not involve difficult, subjective, or complex judgments.

      Inventory Reserves. We establish lower of cost or market reserves for our raw materials and finished goods inventory as needed. If we do not accurately estimate the lower of cost or market of our inventory and it is determined to be undervalued, we may have over-reported our cost of sales in previous periods and we would be required to recognize such additional operating income at the time of sale. We maintain reserves for slow moving and obsolete inventory items equal to the difference between the carrying cost of the inventory and the estimated market value.

      Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and the unwillingness of our customers to make required payments due to disagreements regarding product price. We perform ongoing credit evaluations of customers and set credit limits based upon a review of our customers' current credit information and payment history. Estimation of such losses requires adjusting historical loss experience for current economic conditions and judgments about the probable effects of economic conditions on certain customers. We cannot guarantee that the rate of future credit losses will be similar to past experience. Each quarter we consider all available information when assessing the adequacy of the provision for allowances, claims and doubtful accounts.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

      Revenues. Revenues increased by $17.2 million, or approximately 24%, to $89.0 million for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, with increased ECU prices being offset somewhat by lower sales volumes. The average ECU netback for the three months ended March 31, 2003 was $362, an increase of 51% from the average netback of $240 during the three months ended March 31, 2002.

      Cost of Sales -- Product. Cost of sales - product increased by $15.9 million, or approximately 23%, for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. The increase was primarily attributable to an environmental charge of $9.5 million (see Note 5 to the consolidated financial statements), increased electricity and utility costs of approximately $4.4 million, and the absence of a $1.1 million curtailment gain recorded in the first quarter of 2002 related to the Tacoma plant shutdown.

      Cost of Sales - Derivatives. As a result of the settlement of the derivatives dispute with CRC, cost of sales - derivatives for the first quarter of 2003 reflects the reversal of a $21.0 million receivable from CRC for the estimated net proceeds from matured derivatives that had not been remitted to us by CRC. For the three months ended March 31, 2002, the estimated income from matured derivatives was $1.4 million. See " - Liquidity and Capital Resources - Settlement of Dispute with the Colorado River Commission" above and Note 3 to the consolidated financial statements.

      Gross Profit (Loss). Gross profit margin decreased to negative 18.6% for the three months ended March 31, 2003 from 6.4% for the three months ended March 31, 2002. Gross profit decreased by $39.4 million from $4.6 million in the first quarter of 2002 to a loss of $16.6 million in the most recent quarter. The decrease was primarily due to the negative impact of higher energy costs of $4.4 million, a non-cash charge of $9.5 million for environmental liabilities and an increase in cost of sales - derivatives of $22.5 million. See " - Liquidity and Capital Resources - Settlement of Dispute with the Colorado River Commission" above and Note 3 to the consolidated financial statements.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.8 million, or approximately 50%, for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, primarily due to an increase in the allowance for doubtful accounts of $2.5 million. In the first quarter of 2003 we revised estimates for the allowance for doubtful accounts to reflect judgments about economic conditions and their effect on certain customers.

      Change in Fair Value of Derivatives. Income from change in fair value of derivatives of $87.3 million in the first quarter of 2003 represents the reversal of the December 21, 2002 net liability for the mark-to-market loss on outstanding derivative contracts, due to the derivatives settlement that was effective January 1, 2003. For the three months ended March 31, 2002, the mark-to-market change in fair value of the derivative positions was a net unrealized gain of $18.0 million. See " - Liquidity and Capital Resources - Settlement of Dispute with the Colorado River Commission" above and Note 3 to the consolidated financial statements.

      Asset Impairment and Other Charges. Asset impairment and other charges for the three months ended March 31, 2003, included a $40.8 million impairment charge related to the Henderson facility (see Note 4 to the consolidated financial statements). Asset impairment and other charges for the three months ended March 31, 2002, consisted primarily of $1.9 million of severance expense relating to employee terminations and $1.0 million of exit costs related to idling the Tacoma plant.

      Other Expense, Net. Other expense, net of $1.9 million in the first quarter of 2003 reflected foreign exchange losses.

      Income Tax Benefit. The income tax benefit for the quarters ended March 31, 2003 and 2002 was $1.5 million and $0.7 million, respectively, reflecting foreign tax benefit on a loss from our Canadian operations. We recorded a 100% valuation allowance related to losses generated from our U.S. operations in the quarters ended March 31, 2003 and 2002 due to the uncertainties relating to the future realization of net operating loss carryforwards.

      Net Income. Due to the factors described above, net income for the three months ended March 31, 2003, was $16.4 million, compared to net income of $9.9 million for the first quarter of 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The nature of our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2002, have not changed significantly during the three months ended March 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

      Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Pioneer (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

      There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      For information about litigation involving Pioneer, see Note 3 and Note 8 to the consolidated financial statements in Part I of this report, which is hereby incorporated by reference into this Item 1.

ITEM 5. OTHER INFORMATION

      Forward Looking Statements. We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect us and to take advantage of the "safe harbor" protection for forward-looking statements that applicable federal securities law affords. Many of these risks are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2002, in "Item 1. Business -- Risks" which is hereby incorporated by reference.

      From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about us. These statements may include projections and estimates concerning the timing and success of specific projects and our future prices, liquidity, backlog, revenue, income and capital spending. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "forecast," "budget," "goal" or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.

      Various statements this report contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and caution against any undue reliance on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

      - general economic, business and market conditions, including economic instability or a downturn in the markets served by us;

      -  the cyclical nature of our product markets and operating results;

      -  competitive pressures affecting selling prices and volumes;

      - the supply/demand balance for our products, including the impact of excess industry capacity;

      - the occurrence of unexpected manufacturing interruptions/outages, including those occurring as a result of production hazards;

      - failure to fulfill financial covenants contained in our debt instruments;

      -  inability to make scheduled payments on or refinance our indebtedness;

      -  loss of key customers or suppliers;

      -  higher than expected raw material and utility costs;

      -  higher than expected transportation and/or logistics costs;

      - environmental costs and other expenditures in excess of those projected;

      -  changes in laws and regulations inside or outside the United States;

      -  uncertainty with respect to interest rates; and

      - the occurrence of extraordinary events, such as the attacks on the World Trade Center and The Pentagon that occurred on September 11, 2001, or the war in Iraq.

      We believe the items outlined above are important factors that could cause our actual results to differ materially from those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed most of these factors in more detail elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2002. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors that have not been discussed in this report could also have material adverse effects on actual results of matters that are the subject of such forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our security holders that they should (i) be aware that important factors we do not refer to above could affect the accuracy of our forward-looking statements and (ii) use caution and common sense when considering our forward-looking statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      10.1 Indemnity Agreement dated March 14, 2002 between Pioneer Companies, Inc. and Marvin E. Lesser.

      10.2 Indemnity Agreement dated March 14, 2002 between Pioneer Companies, Inc. and Michael Y. McGovern.

      10.3 Indemnity Agreement dated March 14, 2002 between Pioneer Companies, Inc. and Gary L. Rosenthal.

      10.4 Indemnity Agreement dated March 14, 2002 between Pioneer Companies, Inc. and David N. Weinstein.

      99.1+ Items incorporated by reference from the Pioneer Companies, Inc. Form 10-K for the year ended December 31, 2002: Item 1 Business -- Risks.

      99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

      + Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference

            (b)   Reports on Form 8-K

      On March 7, 2003, we filed a report on Form 8-K. Under Item 5 of the report ("Other Events and Regulation FD Disclosure"), we reported that we had issued a press release announcing that our previously announced settlement with CRC was fully effective.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                             PIONEER COMPANIES, INC.



Date: May 14, 2003                           By: /s/ Gary L. Pittman
                                                 -----------------------------
                                                 Gary L. Pittman
                                                 Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                                  CERTIFICATION

I, Gary L. Pittman, certify that:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Gary L. Pittman
----------------------------------
Gary L. Pittman
Vice President and
Chief Financial Officer
(Principal Financial Officer)

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

/s/ Michael Y. McGovern
-------------------------------
Michael Y. McGovern
President and Chief Executive Officer

                                  EXHIBIT INDEX

10.1 Indemnity Agreement dated March 14, 2002 between Pioneer Companies, Inc. and Marvin E. Lesser.

10.2 Indemnity Agreement dated March 14, 2002 between Pioneer Companies, Inc. and Michael Y. McGovern.

10.3 Indemnity Agreement dated March 14, 2002 between Pioneer Companies, Inc. and Gary L. Rosenthal.

10.4 Indemnity Agreement dated March 14, 2002 between Pioneer Companies, Inc. and David N. Weinstein.

99.1+ Items incorporated by reference from the Pioneer Companies, Inc. Form 10-K for the year ended December 31, 2002: Item 1 Business -- Risks.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
      + Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference