Form 10-Q
period 2003-06-30
PIONEER COMPANIES INC
filed 2003-08-13
CIK 830141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                (MARK ONE)

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _________ TO ______________

                        COMMISSION FILE NUMBER 000-31230


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

     On August 11, 2003, there were 10,003,000 shares of common stock of Pioneer Companies, Inc. outstanding.

     `
                                TABLE OF CONTENTS

                          PART I--FINANCIAL INFORMATION

                                                                                                          Page
                                                                                                          ----
Item 1.      Consolidated Financial Statements (Unaudited)

             Consolidated Balance Sheets--June 30, 2003 and December 31, 2002                               3

             Consolidated Statements of Operations--Three Months Ended June 30, 2003 and 2002
             and Six Months Ended June 30, 2003 and 2002                                                    4


             Consolidated Statements of Cash Flows--Six Months Ended June 30, 2003 and 2002                 5

             Notes to Consolidated Financial Statements                                                     6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations         17

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                    23

Item 4.      Controls and Procedures                                                                       24


                                   PART II--OTHER INFORMATION

Item 1.      Legal Proceedings                                                                             24

Item 2.      Changes in Securities and Use of Proceeds.                                                    24

Item 4.      Submission of Matters to a Vote of Security Holders                                           24

Item 5.      Other Information                                                                             25

Item 6.      Exhibits and Reports on Form 8-K                                                              26



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

                         PART I --FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             PIONEER COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    JUNE 30,   DECEMBER 31,
                                                                                     2003         2002
                                                                                   ---------   ------------
                                                    ASSETS
Current assets:
   Cash and cash equivalents                                                       $   6,116    $   2,789
   Accounts receivable, net of allowance for doubtful accounts of $3,353 at
     June 30, 2003 and $1,337 at December 31, 2002                                    42,605       39,983
   Inventories, net                                                                   16,926       15,311
   Current derivative asset                                                               --       17,834
   Prepaid expenses and other current assets                                           4,957        4,779
                                                                                   ---------    ---------
        Total current assets                                                          70,604       80,696
Property, plant and equipment:
   Land                                                                                6,520        7,315
   Buildings and improvements                                                         29,522       32,952
   Machinery and equipment                                                           187,512      220,072
   Construction in progress                                                              902        4,085
                                                                                   ---------    ---------
                                                                                     224,456      264,424
   Less: accumulated depreciation                                                    (29,593)     (22,155)
                                                                                   ---------    ---------
        Net property, plant and equipment                                            194,863      242,269
Other assets                                                                           4,068       25,755
Non-current derivative asset                                                              --       41,362
Excess reorganization value over the fair value of identifiable assets                84,064       84,064
                                                                                   ---------    ---------
        Total assets                                                               $ 353,599    $ 474,146
                                                                                   =========    =========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                $  10,425    $  20,193
   Accrued liabilities                                                                21,252       18,161
   Current derivative liability                                                           --       37,614
   Short-term debt, including current portion of long-term debt                       24,042       21,112
                                                                                   ---------    ---------
        Total current liabilities                                                     55,719       97,080
Long-term debt, less current portion                                                 204,056      207,463
Accrued pension and other employee benefits                                           27,679       26,132
Non-current derivative liability                                                          --      108,852
Other long-term liabilities                                                           43,462       33,367
Commitments and contingencies (Note 8)
Stockholders' equity:
   Common stock, $.01 par value, authorized 50,000 shares, issued and
        outstanding 10,003 shares                                                        100          100
   Additional paid-in capital                                                         10,940       10,933
   Other comprehensive loss                                                           (5,024)      (5,024)
   Retained earnings (deficit)                                                        16,667       (4,757)
                                                                                   ---------    ---------
Total stockholders' equity                                                            22,683        1,252
                                                                                   ---------    ---------
Total liabilities and stockholders' equity                                         $ 353,599    $ 474,146
                                                                                   =========    =========

                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                               JUNE 30,                  JUNE 30,
                                                        ----------------------    ----------------------
                                                           2003         2002         2003         2002
                                                        ---------    ---------    ---------    ---------
Revenues                                                $  96,316    $  74,244    $ 185,347    $ 146,040

Cost of sales - product                                   (80,772)     (72,748)    (165,363)    (141,429)
Cost of sales - derivatives                                    --       (4,949)     (20,999)      (3,466)
                                                        ---------    ---------    ---------    ---------
Total cost of sales                                       (80,772)     (77,697)    (186,362)    (144,895)
                                                        ---------    ---------    ---------    ---------

Gross profit (loss)                                        15,544       (3,453)      (1,015)       1,145

Selling, general and administrative expenses               (5,690)      (5,627)     (14,048)     (11,229)
Change in fair value of derivatives                            --        5,049       87,271       23,048
Asset impairment and other                                    422           36      (40,396)      (3,091)
                                                        ---------    ---------    ---------    ---------
Operating income (loss)                                    10,276       (3,995)      31,812        9,873

Interest expense, net                                      (4,792)      (4,879)      (9,603)      (9,583)
Other expense, net                                         (2,564)        (504)      (4,444)        (537)
                                                        ---------    ---------    ---------    ---------
Income (loss) before income taxes                           2,920       (9,378)      17,765         (247)

Income tax benefit                                          2,126        2,723        3,659        3,455
                                                        ---------    ---------    ---------    ---------
Net income (loss)                                       $   5,046    $  (6,655)   $  21,424    $   3,208
                                                        =========    =========    =========    =========

Net income (loss) per share:
    Basic                                               $    0.50    $   (0.67)   $    2.14    $    0.32
    Diluted                                             $    0.50    $   (0.67)   $    2.12    $    0.32

Weighted average number of common shares outstanding:
    Basic                                                  10,003       10,000       10,002       10,000
    Diluted                                                10,171       10,000       10,115       10,000


                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                          SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                        --------------------
                                                                          2003       2002
                                                                        --------    --------
Operating activities:
   Net income                                                           $ 21,424    $  3,208
   Adjustments to reconcile net income to net cash flows
     from operating activities:
        Depreciation and amortization                                     10,554      12,324
        Provision for (recovery of) losses on accounts receivable          1,492        (860)
        Net change in deferred taxes                                      (3,660)     (2,728)
        Change in fair value of derivatives                              (66,272)    (23,048)
        Gain from early extinguishment of debt                              (420)         --
        Gain on disposals of assets                                           --        (365)
        Asset impairment                                                  40,818          --
        Foreign exchange loss                                              4,446       1,295
        Net effect of changes in operating assets and liabilities         (1,438)     16,348
                                                                        --------    --------
Net cash flows from operating activities                                   6,944       6,174
                                                                        --------    --------

Investing activities:
   Capital expenditures                                                   (3,610)     (2,996)
   Proceeds received from disposals of assets                                 --         365
                                                                        --------    --------
Net cash flows from investing activities                                  (3,610)     (2,631)
                                                                        --------    --------

Financing activities:
   Net proceeds under revolving credit arrangements                        7,152      (1,259)
   Payments on debt                                                       (7,628)       (304)
   Proceeds from issuance of stock                                             7          --
                                                                        --------    --------
Net cash flows from financing activities                                    (469)     (1,563)
                                                                        --------    --------

Effect of exchange rate changes on cash                                      462        (213)
                                                                        --------    --------
Net change in cash and cash equivalents                                    3,327       1,767

Cash and cash equivalents at beginning of period                           2,789       3,624
                                                                        --------    --------
Cash and cash equivalents at end of period                              $  6,116    $  5,391
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

    The consolidated balance sheet at June 30, 2003, and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first six months of 2003 are not necessarily indicative of results to be expected for the year ending December 31, 2003. All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated. Certain amounts have been reclassified in the prior period to conform to the current period presentation.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts as well as certain disclosures. Pioneer's financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates.

      The consolidated balance sheet at December 31, 2002, is derived from the December 31, 2002, audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America, since certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2.    MATTERS AFFECTING LIQUIDITY

     At June 30, 2003, Pioneer's senior secured debt aggregated $219.4 million, consisting of Senior Secured Floating Rate Guaranteed Notes due 2006 in the aggregate principal amount of $43.2 million (the "Senior Guaranteed Notes"), Floating Rate Term Notes due 2006 in the aggregate principal amount of $4.4 million (the "Senior Floating Notes"), 10% Senior Secured Guaranteed Notes due 2008 in the aggregate principal amount of $150 million (the "10% Senior Secured Notes"), and $21.9 million outstanding under a Revolving Credit Facility with a $30 million commitment and a borrowing base restriction (the "Revolver"). Collectively, the $197.6 million in Senior Guaranteed Notes, Senior Floating Notes and 10% Senior Secured Notes are referred to as the Senior Notes and together with the Revolver are referred to as the Senior Secured Debt.

     The Senior Secured Debt requires payments of interest in cash and contains various covenants including financial covenants in the Revolver (which if violated will create a default under the cross-default provisions of the Senior Notes) that obligate Pioneer to comply with certain cash flow requirements. The interest payment requirements of the Senior Secured Debt and the financial covenants in the Revolver were set at levels based on November 2001 financial projections and do not accommodate significant downward variations in operating results.

      Despite recent increases in product prices, there are still constraints on Pioneer's liquidity. Energy costs associated with producing chlor-alkali products have affected and in the future may materially affect Pioneer's results of operations since each one dollar change in the cost of a megawatt hour of electricity generally results in approximately a $2.75 change in Pioneer's cost of production. During the six months ended June 30, 2003, product prices increased, and energy costs also increased, although to a lesser extent. Decreases in product prices or further increases in the cost of electricity in the absence of product price increases may cause Pioneer to be unable to meet all of its operational funding and debt service and covenant obligations during the remainder of 2003. In that event, additional amendments of or waivers under Pioneer's debt agreements or deferrals of interest payments would likely be necessary. Pioneer cannot provide any assurance that it would be able to obtain these amendments, waivers or deferrals, or that in the alternative it would be successful in refinancing, restructuring or reorganizing all or a portion of its indebtedness, selling assets, or obtaining additional debt or equity financing.

      The Revolver, as amended, requires Pioneer to generate at least $21.550 million of net earnings before extraordinary gains, the effects of derivative instruments excluding derivative expenses paid by Pioneer, interest, income taxes, depreciation and amortization (referred to as "Lender-Defined EBITDA") for the twelve-month period ending June 30, 2003, and for each twelve-month period ending each fiscal quarter thereafter.

      Pioneer had negative Lender-Defined EBITDA for the twelve months ended June 30, 2003. Pioneer has obtained a waiver from the lender under the Revolver for the noncompliance with the covenant requirement. Pioneer expects that the $16.9 million of charges related to the Tacoma impairment in the fourth quarter of 2002, discussed in the Annual Report on Form 10-K for the year ended December 31, 2002, and the $40.8 million of charges related to the Henderson impairment and the $9.5 million addition to the environmental reserve in the first quarter of 2003, discussed in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, will likely result in the need for future waivers from the lender under the Revolver. The impairment charges and the environmental charge will have a negative effect on Lender-Defined EBITDA for the twelve-month periods ending each quarter through March 31, 2004.

      The Revolver requires Pioneer to maintain Liquidity (as defined) of at least $5.0 million, and limits annual capital expenditure levels to $25.0 million. At June 30, 2003, Liquidity was $11.6 million, consisting of borrowing availability of $5.5 million and cash of $6.1 million. Capital expenditures were $3.6 million during the first six months of 2003.

      The Revolver also provides that, as a condition of borrowings, there shall not have occurred any material adverse change in Pioneer's business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).

      If the required Lender-Defined EBITDA level under the Revolver is not met and the lender under the Revolver does not waive Pioneer's failure to comply with the requirement, Pioneer will be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur or have occurred, the lender can exercise its rights under the Revolver and refuse to make further advances. Following any such refusal, customer receipts would be applied to Pioneer's borrowings under the Revolver, and Pioneer would not have the ability to reborrow. This would cause Pioneer to suffer a rapid loss of liquidity and it would lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow the lender to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under the Senior Notes which would provide the holders of the Senior Notes with the right to accelerate the $197.6 million in Senior Notes outstanding and demand immediate repayment.

      The Senior Guaranteed Notes and Senior Floating Notes (collectively, the "Tranche A Notes") provide that, within 60 days after the end of each calendar quarter during 2003 through 2006, Pioneer Americas is required to redeem and prepay the greater of (a) an amount determined on the basis of Pioneer Americas' net income before extraordinary items, net other income, interest, income taxes, depreciation and amortization ("Tranche A Notes EBITDA"), and (b) an amount determined on the basis of the Company's excess cash flow and average liquidity, as defined. With respect to Tranche A Notes EBITDA, the amount that is to be redeemed and prepaid is (i) $2.5 million principal amount of Tranche A Notes if Tranche A Notes EBITDA for such calendar quarter is greater than $20 million but less than $25 million, (ii) $5 million principal amount of Tranche A Notes if Tranche A Notes EBITDA for such calendar quarter is greater than $25 million but less than $30 million and (iii) $7.5 million principal amount of Tranche A Notes if Tranche A Notes EBITDA for such calendar quarter is greater than $30 million, in each case plus accrued and unpaid interest thereon to the date of the redemption and prepayment. With respect to excess cash flow, the amount that is to be redeemed and prepaid is a percentage of the Company's consolidated net income, without regard to extraordinary gains and losses and net after-tax other income, plus depreciation, amortization and other non-cash charges, and less all cash principal payments, capital expenditures and extraordinary cash gains or cash income received, plus or minus cash changes in working capital. The applicable percentage is to be determined on the basis of the Company's average liquidity, which is the average of cash plus borrowing availability under the Revolver for the quarter or for the 45-day period following the end of the quarter.

      Each holder of Senior Floating Notes may refuse any such repayment. As a result of the application of these provisions with respect to the first quarter of 2003, Pioneer redeemed and prepaid $2.4 million of the principal amount of the Tranche A Notes on May 23, 2003. One holder refused the prepayment of the balance of the $2.5 million that was to have been prepaid on that date. No redemption and prepayment of Tranche A Notes was required with respect to the calendar quarter that ended on June 30, 2003.

      The uncertainties affecting Pioneer's liquidity as a result of the restrictive financial covenants and redemption obligations described above could affect Pioneer's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that may result from the outcome of the uncertainties discussed above.

3.   SETTLEMENT OF DISPUTE WITH THE COLORADO RIVER COMMISSION

      On March 3, 2003, all of the conditions were satisfied with respect to the settlement of Pioneer's dispute with the Colorado River Commission ("CRC"), a Nevada state agency, regarding the supply of power to Pioneer's Henderson facility. As a result of the settlement, which was effective as of January 1, 2003, Pioneer was released from all claims for liability with respect to electricity derivatives agreements, and all litigation between Pioneer and CRC was dismissed.

      In accordance with the terms of the settlement, Pioneer assigned its long-term hydropower contracts to the Southern Nevada Water Authority and entered into a new supply agreement with CRC. CRC will provide power to meet approximately 85% of the Henderson facility's needs at market rates through December 31, 2006, although Pioneer and CRC may agree to extend the term. CRC retained all amounts it had received related to the derivatives agreements, but agreed that $3 million of such amount is being held by CRC as a cash reserve to secure Pioneer's performance under the supply agreement.

      As of December 31, 2002, Pioneer had recorded a net liability of $87.3 million for the net mark-to-market loss on outstanding derivative positions, and a receivable from CRC of $21.0 million, included in "Other Assets" on the balance sheet, for estimated proceeds received by CRC for matured derivative contracts. Due to the settlement of the dispute with CRC, both the $87.3 million net liability and the $21.0 million receivable were reversed in the first quarter of 2003, resulting in a non-cash net gain of $66.3 million. These amounts appear in the consolidated statement of operations for the six months ended June 30, 2003, as $87.3 million of operating income under the caption "Change in Fair Value of Derivatives" to reflect the reversal of the previously recorded mark-to-market loss, and $21.0 million of "Cost of Sales - Derivatives," reflecting the reversal of the receivable from CRC.

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

      Under the new supply agreement discussed in Note 3, CRC provides power to meet the majority of the Henderson plant's needs at market rates. The market rates are expected to remain at levels higher than the rates under the long-term hydropower contracts that were assigned to the Southern Nevada Water Authority as part of the settlement of the dispute with CRC. As a result, Pioneer performed an impairment test and determined that the book value of the Henderson facility exceeded the undiscounted sum of future expected cash flows over the remaining life of the facility. Pioneer then calculated the estimated fair value of the facility by discounting expected future cash flows using a risk-adjusted discount rate of 13%. Based on that analysis, Pioneer recorded an impairment charge of $40.8 million in the first quarter of 2003.

      In March 2002, Pioneer idled its chlor-alkali plant in Tacoma due to poor market conditions. As a result, Pioneer recorded $1.9 million of severance expense relating to employee terminations and $1.0 million of other exit costs in the quarter ended March 31, 2002.

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

      In order to reassess Pioneer's environmental obligations and to update an independent environmental analysis conducted in 2000, Pioneer commissioned a new study of environmental concerns at all of its plants, which was completed in May 2003.

The new study involved a plant-by-plant analysis of environmental concerns and assessed conditions, situations and circumstances involving uncertainty as to possible losses to Pioneer. The outcome of uncertain conditions will be resolved when one or more future events occur or fail to occur, and resolution of the uncertainty may confirm the impairment of an asset or the incurrence of a liability. The study was based on scenario analysis to estimate the cost to remedy environmental concerns at Pioneer's plant sites. For each scenario, the study also used cost estimating techniques that included actual historical costs, estimates prepared for Pioneer by other consultants, estimates prepared by Pioneer engineers and other published cost data available for similar projects completed at the same or other sites.

     The 2003 study identified a number of conditions that have changed since the 2000 environmental analysis, including, but not limited to, flexibility in regulatory agency guidance, increased knowledge of site conditions, the use of alternative remediation technologies, post-acquisition contamination not covered under existing environmental indemnity agreements and the inherent risk of disputes under some of the indemnity agreements due to passage of time. Based on the recent study, Pioneer estimated its total environmental remediation liabilities to be $21.0 million, of which $3.2 million is subject to indemnity claims against a previous owner, as discussed below. As a result, Pioneer recorded an environmental charge of $9.5 million in the first quarter of 2003, which was included in "Cost of Sales - Products" in the consolidated statement of operations. As of June 30, 2003, the total estimated environmental liabilities of $21.0 million were included as "Other Long Term Liabilities" on Pioneer's consolidated balance sheet. Pioneer bases its environmental reserves on undiscounted costs. See Note 8.

      As discussed in the Annual Report on Form 10-K for the year ended December 31, 2002, Pioneer has indemnity agreements with certain previous owners covering, among other things, pre-acquisition environmental conditions at certain of its plant sites. The 2000 independent study resulted in a $3.2 million environmental reserve related to pre-acquisition conditions at the Henderson site that are the responsibility of a previous owner. At the same time, a receivable from the previous owner for the same amount was recorded. Pioneer believes that the previous owner will continue to honor its obligations for claims properly presented by Pioneer or by regulatory authorities. It is possible that disputes could arise, in which event Pioneer would have to subject any claims for cleanup expenses, which could be substantial, to the contractually-established arbitration process. The recent study did not include environmental matters covered by the $3.2 million environmental receivable as such matters are not currently estimable. Such amount, as originally estimated, is included in the consolidated balance sheet as of June 30, 2003, in offsetting amounts in "Other Assets" and "Other Long-Term Liabilities." The recent study also did not cover any environmental matters that Pioneer believes to be fully covered under other indemnity agreements as such costs are not currently estimable.

6.    DEBT

      Long-term debt consisted of the following:

                                                                                       JUNE 30,   DECEMBER 31,
                                                                                         2003         2002
                                                                                      ---------   ------------
Senior Secured Debt:
   Senior Guaranteed Notes due December 2006; variable interest rates based on
     three-month LIBOR rate plus 3.5% .............................................   $  43,151    $  45,422
   Senior Floating Notes due December 2006; variable interest rates based on
     three-month LIBOR rate plus 3.5% .............................................       4,413        4,578
   10% Senior Secured Notes due December 2008 .....................................     150,000      150,000
   Revolver; variable interest rates based on U.S. prime rate plus a margin ranging
     from 2.75% to 3.50%; expiring December 31, 2004 ..............................      21,856       14,704
Other debt:
   Promissory notes issued for professional fees(1) ...............................         621        3,428
   Unsecured, non-interest-bearing, long-term debt, denominated in Canadian dollars; original face value of Cdn$5.5 million; payable in five annual installments of Cdn$1.0 million and a final payment of Cdn$0.5 million, beginning January 10, 2002; effective interest rate of 8.25%; net of unamortized discount of Cdn$0.4 million and Cdn$0.6 million at June 30,
   2003 and December 31, 2002, respectively .......................................       2,246        2,473
   Other notes, maturing in various years through 2014, with various
      installments, at various interest rates .....................................       5,811        6,450
                                                                                      ---------    ---------
Total .............................................................................     228,098      227,055
Current maturities of long-term debt ..............................................     (24,042)     (19,592)
                                                                                      ---------    ---------
Long-term debt, less current maturities ...........................................   $ 204,056    $ 207,463
                                                                                      =========    =========

      (1) On April 17, 2003, Pioneer's obligations under one such note, with a principal amount of $2.8 million, were satisfied at a discount of $0.4 million. The note bore interest at a variable rate based on the three-month LIBOR rate plus 3.5%. The holder of the remaining note, with a principal balance of $0.6 million, agreed to extend the maturity date of the note from July 1, 2003, to November 15, 2003, with interest accruing during the period ended on June 30, 2003, at a variable rate based on the three-month LIBOR rate plus 3.5%, and accruing during the period July 1, 2003, through November 15, 2003, at 9% per annum.

      At June 30, 2003, in addition to Senior Secured Debt, Pioneer also had outstanding a $0.6 million promissory note for professional fees; $2.2 million (net of discount) for an unsecured non-interest-bearing instrument payable to a critical vendor for the settlement of pre-petition amounts owed to that vendor, which contains a covenant that allows the vendor to demand immediate repayment and to begin charging interest at a rate of 9.3% if Pioneer's liquidity falls below Cdn$5 million; $0.9 million payable over several years to another critical vendor; and $4.9 million of other debt outstanding, comprised of notes maturing in various years through 2014.

     The Revolver provides for revolving loans in an aggregate amount up to $30 million, subject to borrowing base limitations related to the level of accounts receivable, inventory and reserves. The Revolver provides for up to an additional $20 million of availability in the event of successful syndication of additional credit to one or more lenders acceptable to the current lender, but it is not anticipated that such syndication efforts will occur in the near future. Borrowings under the Revolver are available through December 31, 2004, as long as no default exists and all conditions to borrowings are met. Because the Revolver requires a lock-box arrangement and contains a clause that allows the lender to refuse to fund further advances in the event of a material adverse change in Pioneer's business, the Revolver must be classified as current debt. Borrowings under the Revolver accrue interest determined on the basis of the prime rate plus a margin. Pioneer incurs a fee on the unused amount of the facility at a rate of 0.375% per year. Note 2 includes a discussion of the financial covenants included in the Revolver, and Pioneer's compliance with those covenants.

         Pioneer is required to make mandatory prepayments of Senior Floating Notes and mandatory redemptions of Senior Guaranteed Notes from and to the extent of net cash proceeds of certain asset sales, new equity issuances in excess of $5 million and excess cash flow (as defined in the related agreements). Pioneer is also required to make mandatory prepayments and redemptions if certain levels of Tranche A Notes EBITDA or liquidity are realized, and if there is a change of control. See Note 2 for a discussion of the prepayment and redemption obligation relating to Tranche A Notes EBITDA and liquidity.

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

      Pioneer may prepay amounts owed on the Senior Guaranteed Notes, the 10% Senior Secured Notes and the Senior Floating Notes in minimum amounts of $1.0 million or more, and Pioneer may, at its option, terminate the Revolver. If the Revolver is terminated early, there will be a premium due of either 1% or 2% of $50 million, depending upon the termination date. On or after December 31, 2005, Pioneer may redeem some or all of the 10% Senior Secured Notes by paying the holders a percentage declining from 105% to 100% (depending on the year of redemption) of the stated principal amount plus accrued and unpaid interest to the redemption date.

      The obligations under the Revolver are secured by liens on Pioneer's accounts receivable and inventory. The obligations under the Senior Notes are secured by liens on substantially all of Pioneer's other assets, with the exception of certain assets that secure the obligations outstanding under certain other long-term liabilities.

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

7.    INVENTORIES

      Inventories consisted of the following:

                                           JUNE 30,    DECEMBER 31,
                                             2003         2002
                                           --------    ------------
Raw materials, supplies and parts, net     $ 8,372       $ 8,105
Finished goods                               8,368         7,117
Inventories under exchange agreements          186            89
                                           -------       -------
                                           $16,926       $15,311
                                           =======       =======

8.    COMMITMENTS AND CONTINGENCIES

      Present or future environmental laws and regulations may affect Pioneer's capital and operating costs relating to compliance, may impose cleanup requirements with respect to site contamination resulting from past, present or future spills and releases and may affect the markets for Pioneer's products. Pioneer believes that its operations are currently in general compliance with environmental laws and regulations, the violation of which could result in a material adverse effect on Pioneer's business, properties or results of operations on a consolidated basis. There can be no assurance, however, that material costs will not be incurred as a result of instances of noncompliance or new regulatory requirements.

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

      Condensed consolidating financial information for PCI and its wholly-owned subsidiaries is presented on the following pages.

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2003
(IN THOUSANDS)                                                       PCI       PIONEER       OTHER                        PIONEER
                                                        PCI        CANADA      AMERICAS   GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                        ---        ------      --------   ----------    ------------   ------------
                ASSETS
Current assets:
  Cash and cash equivalents ......................   $      --   $   2,635    $   3,477    $       4     $      --      $   6,116
  Accounts receivable, net .......................          --      10,934       31,671           --            --         42,605
  Inventories, net ...............................          --       5,963       10,963           --            --         16,926
  Prepaid expenses and other current assets ......         938       3,647          372           --            --          4,957
                                                     ---------   ---------    ---------    ---------     ---------      ---------
      Total current assets .......................         938      23,179       46,483            4            --         70,604
Property, plant and equipment, net ...............          --     117,605       75,730        1,528            --        194,863
Other assets .....................................          --          --        4,068           --            --          4,068
Intercompany receivable ..........................          --      75,165           --       63,791      (138,956)            --
Investment in subsidiaries .......................      28,907          --           --           --       (28,907)            --
Excess reorganization value over the fair value
of identifiable assets ...........................          --      84,064           --           --            --         84,064
                                                     ---------   ---------    ---------    ---------     ---------      ---------
      Total assets ...............................   $  29,845   $ 300,013    $ 126,281    $  65,323     $(167,863)     $ 353,599
                                                     =========   =========    =========    =========     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY
  IN ASSETS)
Current liabilities:
  Accounts payable ...............................   $      --   $   3,678    $   6,747    $      --     $      --      $  10,425
  Accrued liabilities ............................           2       7,871       13,346           33            --         21,252
  Short-term debt and current portion of long-term
    debt .........................................          --         579       23,436           27            --         24,042
                                                     ---------   ---------    ---------    ---------     ---------      ---------
      Total current liabilities ..................           2      12,128       43,529           60            --         55,719
Long-term debt, less current portion .............          --     151,667       52,313           76            --        204,056
Investment in subsidiary .........................          --     134,019           --           --      (134,019)            --
Intercompany payable .............................       7,160          --      131,796           --      (138,956)            --
Accrued pension and other employee benefits ......          --      10,637       17,042           --            --         27,679
Other long-term liabilities ......................          --      25,689       15,620        2,153            --         43,462
Stockholders' equity (deficiency in assets) ......      22,683     (34,127)    (134,019)      63,034       105,112         22,683
                                                     ---------   ---------    ---------    ---------     ---------      ---------
      Total liabilities and stockholders'
equity (deficiency in assets) ....................   $  29,845   $ 300,013    $ 126,281    $  65,323     $(167,863)     $ 353,599
                                                     =========   =========    =========    =========     =========      =========

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2002
(IN THOUSANDS)                                                       PCI       PIONEER       OTHER                        PIONEER
                                                        PCI        CANADA      AMERICAS   GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                        ---        ------      --------   ----------    ------------   ------------
                      ASSETS
Current assets:
  Cash and cash equivalents ....................   $      --   $   1,702    $   1,074    $      13      $      --       $   2,789
  Accounts receivable, net .....................          --       9,462       30,521           --             --          39,983
  Inventories, net .............................          --       5,865        9,446           --             --          15,311
  Current derivative asset .....................          --          --       17,834           --             --          17,834
  Prepaid expenses and other current assets ....       2,687       1,702          390           --             --           4,779
                                                   ---------   ---------    ---------    ---------      ---------       ---------
      Total current assets .....................       2,687      18,731       59,265           13             --          80,696
 Property, plant and equipment, net ............          --     122,558      118,183        1,528             --         242,269
 Other assets ..................................          --          --       25,755           --             --          25,755
 Intercompany receivable .......................          --      70,265           --       54,526       (124,791)             --
 Investment in subsidiaries ....................       7,314          --           --           --         (7,314)             --
 Non-current derivative asset ..................          --          --       41,362           --             --          41,362
 Excess reorganization value over the fair value
   of identifiable assets ......................          --      84,064           --           --             --          84,064
                                                   ---------   ---------    ---------    ---------      ---------       ---------
      Total assets .............................   $  10,001   $ 295,618    $ 244,565    $  56,067      $(132,105)      $ 474,146
                                                   =========   =========    =========    =========      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY
  IN ASSETS)
Current liabilities:
  Accounts payable .............................   $      --   $   6,679    $  13,481    $      33      $      --       $  20,193
  Accrued liabilities ..........................           5       6,119       12,037           --             --          18,161
  Current derivative liability .................          --          --       37,614           --             --          37,614
  Current portion of long-term debt ............       1,520         474       19,091           27             --          21,112
                                                   ---------   ---------    ---------    ---------      ---------       ---------
      Total current liabilities ................       1,525      13,272       82,223           60             --          97,080
Long-term debt, less current portion ...........          --     151,999       55,375           89             --         207,463
Investment in subsidiary .......................          --     146,947           --           --       (146,947)             --
Intercompany payable ...........................       7,224          --      117,567           --       (124,791)             --
Accrued pension and other employee benefits ....          --       8,865       17,267           --             --          26,132
Non-current derivative liability ...............          --          --      108,852           --             --         108,852
Other long-term liabilities ....................          --      20,739       10,228        2,400             --          33,367
Stockholders' equity (deficiency in assets) ....       1,252     (46,204)    (146,947)      53,518        139,633           1,252
                                                   ---------   ---------    ---------    ---------      ---------       ---------
     Total liabilities and stockholders'
       equity (deficiency in assets) ...........   $  10,001   $ 295,618    $ 244,565    $  56,067      $(132,105)      $ 474,146
                                                   =========   =========    =========    =========      =========       =========

                                       12

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2003
(IN THOUSANDS)                                                  PCI       PIONEER      OTHER                         PIONEER
                                                     PCI       CANADA     AMERICAS   GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                     ---       ------     --------   ----------    ------------    ------------
Revenues ......................................   $     --    $ 45,490    $ 72,935    $     --      $(22,109)       $ 96,316
Cost of sales .................................         --     (37,224)    (65,708)         51        22,109         (80,772)
                                                  --------    --------    --------    --------      --------        --------
Gross profit ..................................         --       8,266       7,227          51            --          15,544
Selling, general and administrative expenses ..        (78)     (1,040)     (4,542)        (30)           --          (5,690)
Asset impairment and other charges ............         --          --         422          --            --             422
                                                  --------    --------    --------    --------      --------        --------
Operating income (loss) .......................        (78)      7,226       3,107          21            --          10,276
Interest expense, net .........................         --      (3,794)       (996)         (2)           --          (4,792)
Other income, net .............................         --      (2,565)     (2,233)      2,234            --          (2,564)
                                                  --------    --------    --------    --------      --------        --------
Income (loss) before income taxes .............        (78)        867        (122)      2,253            --           2,920
Income tax benefit ............................         --       2,126          --          --            --           2,126
                                                  --------    --------    --------    --------      --------        --------
Net income (loss) before equity in earnings of
 subsidiary ...................................        (78)      2,993        (122)      2,253            --           5,046
Equity in net earnings of subsidiary ..........      5,124        (122)         --          --        (5,002)             --
                                                  --------    --------    --------    --------      --------        --------
Net income loss ...............................   $  5,046    $  2,871    $   (122)   $  2,253      $ (5,002)       $  5,046
                                                  ========    ========    ========    ========      ========        ========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2002
(IN THOUSANDS)                                                  PCI       PIONEER      OTHER                         PIONEER
                                                     PCI       CANADA     AMERICAS   GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                     ---       ------     --------   ----------    ------------    ------------
Revenues ......................................   $     --    $ 33,710    $ 54,795    $     --      $(14,261)       $ 74,244
Cost of sales .................................         --     (33,186)    (58,772)         --        14,261         (77,697)
                                                  --------    --------    --------    --------      --------        --------
Gross profit (loss) ...........................         --         524      (3,977)         --            --          (3,453)
Selling, general and administrative expenses ..       (154)     (1,581)     (4,002)        110            --          (5,627)
Change in fair value of derivatives ...........         --          --       5,049          --            --           5,049
Asset impairment and other charges ............         --        (260)        296          --            --              36
                                                  --------    --------    --------    --------      --------        --------
Operating income (loss) .......................       (154)     (1,317)     (2,634)        110            --          (3,995)
Interest expense, net .........................         --      (3,715)     (1,161)         (3)           --          (4,879)
Other income (expense), net ...................         --        (917)        424         (11)           --            (504)
                                                  --------    --------    --------    --------      --------        --------
Income (loss) before income taxes .............       (154)     (5,949)     (3,371)         96            --          (9,378)
Income tax benefit ............................         --       2,723          --          --            --           2,723
                                                  --------    --------    --------    --------      --------        --------
Net income (loss) before equity in earnings of
 subsidiary ...................................       (154)     (3,226)     (3,371)         96            --          (6,655)
Equity in net earnings of subsidiary ..........     (6,501)     (3,369)         --          --         9,870              --
                                                  --------    --------    --------    --------      --------        --------
Net income (loss) .............................   $ (6,655)   $ (6,595)   $ (3,371)   $     96      $  9,870        $ (6,655)
                                                  ========    ========    ========    ========      ========        ========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2003
(IN THOUSANDS)                                                    PCI       PIONEER      OTHER                         PIONEER
                                                       PCI       CANADA     AMERICAS   GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                       ---       ------     --------   ----------    ------------    ------------
Revenues ......................................   $      --    $  86,098   $ 141,112   $      --      $ (41,863)      $ 185,347
Cost of sales .................................          --      (75,556)   (152,801)        132         41,863        (186,362)
                                                  ---------    ---------   ---------   ---------      ---------       ---------
Gross profit (loss) ...........................          --       10,542     (11,689)        132             --          (1,015)
Selling, general and administrative expenses ..        (169)      (3,021)    (10,848)        (10)            --         (14,048)
Change in fair value of derivatives ...........          --           --      87,271          --             --          87,271
Asset impairment and other charges ............          --           --     (40,396)         --             --         (40,396)
                                                  ---------    ---------   ---------   ---------      ---------       ---------
Operating income (loss) .......................        (169)       7,521      24,338         122             --          31,812
Interest expense, net .........................          --       (7,585)     (2,014)         (4)            --          (9,603)
Other income (expense), net ...................          --       (4,446)     (9,396)      9,398             --          (4,444)
                                                  ---------    ---------   ---------   ---------      ---------       ---------
Income (loss) before income taxes .............        (169)      (4,510)     12,928       9,516             --          17,765
Income tax benefit ............................          --        3,659          --          --             --           3,659
                                                  ---------    ---------   ---------   ---------      ---------       ---------
Net income (loss) before equity in earnings of
 subsidiary ...................................        (169)        (851)     12,928       9,516             --          21,424
Equity in net earnings of subsidiary ..........      21,593       12,928          --          --        (34,521)             --
                                                  ---------    ---------   ---------   ---------      ---------       ---------
Net income (loss) .............................   $  21,424    $  12,077   $  12,928   $   9,516      $ (34,521)      $  21,424
                                                  =========    =========   =========   =========      =========       =========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2002
(IN THOUSANDS)                                                  PCI       PIONEER      OTHER                         PIONEER
                                                     PCI       CANADA     AMERICAS   GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                     ---       ------     --------   ----------    ------------    ------------
Revenues .....................................   $      --   $  66,886   $ 106,853   $      --       $ (27,699)      $ 146,040
Cost of sales ................................          --     (63,398)   (109,198)          2          27,699        (144,895)
                                                 ---------   ---------   ---------   ---------       ---------       ---------
Gross profit (loss) ..........................          --       3,488      (2,345)          2              --           1,145
Selling, general and administrative expenses .        (206)     (3,095)     (8,009)         81              --         (11,229)
Change in fair value of derivatives ..........          --          --      23,048          --              --          23,048
Asset impairment and other charges ...........          --        (263)     (2,828)         --              --          (3,091)
                                                 ---------   ---------   ---------   ---------       ---------       ---------
Operating income (loss) ......................        (206)        130       9,866          83              --           9,873
Interest expense, net ........................          --      (7,496)     (2,094)          7              --          (9,583)
Other income (expense), net ..................          --      (1,042)        470          35              --            (537)
                                                 ---------   ---------   ---------   ---------       ---------       ---------
Income (loss) before income taxes ............        (206)     (8,408)      8,242         125              --            (247)
Income tax benefit ...........................          --       3,455          --          --              --           3,455
                                                 ---------   ---------   ---------   ---------       ---------       ---------
Net income (loss) before equity in earnings of
 subsidiary ..................................        (206)     (4,953)      8,242         125              --           3,208
Equity in net earnings of subsidiary .........       3,414       8,242          --          --         (11,656)             --
                                                 ---------   ---------   ---------   ---------       ---------       ---------
Net income ...................................   $   3,208   $   3,289   $   8,242   $     125       $ (11,656)      $   3,208
                                                 =========   =========   =========   =========       =========       =========

                                       13

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003
(IN THOUSANDS)                                                   PCI      PIONEER     OTHER      PIONEER
                                                        PCI     CANADA    AMERICAS  GUARANTORS  CONSOLIDATED
                                                        ---     ------    --------  ----------  ------------
Cash flows from operating activities:
  Net cash flows from operating activities .......   $ 1,513    $ 2,262    $ 3,165    $     4      $ 6,944
                                                     -------    -------    -------    -------      -------
Cash flows from investing activities:
  Capital expenditures ...........................        --     (1,142)    (2,468)        --       (3,610)
                                                     -------    -------    -------    -------      -------
      Net cash flows from investing activities ...        --     (1,142)    (2,468)        --       (3,610)
                                                     -------    -------    -------    -------      -------
Cash flows from financing activities:
  Net proceeds under revolving credit arrangements        --         --      7,152         --        7,152
  Payments on debt ...............................    (1,520)      (649)    (5,446)       (13)      (7,628)
  Proceeds from issuance of stock ................         7         --         --         --            7
                                                     -------    -------    -------    -------      -------
      Net cash flows from financing activities ...    (1,513)      (649)     1,706        (13)        (469)
                                                     -------    -------    -------    -------      -------
Effect of exchange rate changes on cash ..........        --        462         --         --          462
                                                     -------    -------    -------    -------      -------
Net change in cash and cash equivalents ..........        --        933      2,403         (9)       3,327
Cash and cash equivalents at beginning of period .        --      1,702      1,074         13        2,789
                                                     -------    -------    -------    -------      -------
Cash and cash equivalents at end of period .......   $    --    $ 2,635    $ 3,477    $     4      $ 6,116
                                                     =======    =======    =======    =======      =======

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002
(IN THOUSANDS)                                                    PCI      PIONEER     OTHER      PIONEER
                                                     PCI        CANADA    AMERICAS  GUARANTORS  CONSOLIDATED
                                                     ---        ------    --------  ----------  ------------
Cash flows from operating activities:
  Net cash flows from operating activities .......   $--       $ 9,107     $(3,096)   $   163    $ 6,174
                                                     ---       -------     -------    -------    -------
Cash flows from investing activities:
  Capital expenditures ...........................    --        (1,154)     (1,842)        --     (2,996)
  Proceeds received from disposals of assets .....    --           365          --         --        365
                                                     ---       -------     -------    -------    -------
      Net cash flows from investing activities ...    --          (789)     (1,842)        --     (2,631)
                                                     ---       -------     -------    -------    -------
Cash flows from financing activities:
  Net proceeds under revolving credit arrangements    --        (5,774)      4,515         --     (1,259)
  Payments on long-term debt .....................    --            --        (290)       (14)      (304)
                                                     ---       -------     -------    -------    -------
      Net cash flows from financing activities ...    --        (5,774)      4,225        (14)    (1,563)
                                                     ---       -------     -------    -------    -------
Effect of exchange rate changes on cash ..........    --          (213)         --         --       (213)
                                                     ---       -------     -------    -------    -------
Net change in cash and cash equivalents ..........    --         2,331        (713)       149      1,767
Cash and cash equivalents at beginning of period .    --         1,950       1,674         --      3,624
                                                     ---       -------     -------    -------    -------
Cash and cash equivalents at end of period .......   $--       $ 4,281     $   961    $   149    $ 5,391
                                                     ===       =======     =======    =======    =======

10.  EARNINGS PER SHARE

      Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share considers, in addition to the above, the dilutive effect of potentially issuable common shares during the period.

      Computational amounts for earnings per share are as follows:

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,               JUNE 30,
                                        ------------------    ------------------
                                          2003       2002        2003      2002
                                        --------   -------    ---------   ------
Net income (loss)                       $  5,046   $(6,655)   $  21,424   $ 3,208
                                        ========   =======    =========   =======
Basic earnings (loss) per share:
    Weighted average number of common
      shares outstanding                  10,003    10,000       10,002    10,000
                                        ========   =======    =========   =======
    Net earnings (loss) per share       $   0.50   $ (0.67)   $    2.14   $  0.32
                                        ========   =======    =========   =======
Diluted earnings (loss) per share:
    Weighted average number of common
      shares outstanding                  10,171    10,000       10,115    10,000
                                        ========   =======    =========   =======
    Net earnings (loss) per share       $   0.50   $ (0.67)   $    2.12   $  0.32
                                        ========   =======    =========   =======


      Options to purchase 225,000 shares of common stock at $4.00 per share were outstanding during the three and six months ended June 30, 2003, but were not included in the computation of diluted earnings per share because the options' exercise price exceeded the average market price of the common shares. The options, which expire in 2012, were still outstanding at June 30, 2003. All of PCI's stock options outstanding during the three and six months ended June 30, 2002, were anti-dilutive because the exercise price of those options exceeded the average market price of PCI's common stock during those periods.

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

      In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under SFAS 145, gains or losses from extinguishments of debt that do not meet the criteria of Accounting Principles Board No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" should be reclassified to income from continuing operations in all prior periods presented. Pioneer adopted SFAS 145 effective January 1, 2003, and has reclassified gains on early extinguishments of debt and related taxes previously recorded as an extraordinary item.

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

      In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." Pioneer adopted SFAS 149 effective June 30, 2003, and the adoption had no effect on Pioneer's results of operations or financial condition.

12.   STOCK BASED COMPENSATION

      At June 30, 2003, PCI had options for the purchase of 668,000 shares of common stock outstanding with exercise prices ranging from $2.00 to $4.00 per share, a weighted average exercise price of $2.99 and a weighted average remaining contractual life of 9.06 years. No options were granted during the six months ended June 30, 2003, and options for the purchase of 647,000 shares were granted during the six months ended June 30, 2002. Stock options generally expire 10 years from the date of grant and fully vest after three years.

      The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in 2002: risk free interest rate of 3.8%, no expected dividend yield for all years, expected life of 10 years and expected volatility of 95%. Had compensation expense for the plans been determined consistent with SFAS 123, "Accounting for Stock Based Compensation," and SFAS 148, "Accounting for Stock Based Compensation Transition and Disclosure," Pioneer's pro forma net income and income per common share for the three and six months ended June 30, 2003 and 2002 would have been as indicated below:

                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                         JUNE 30,                  JUNE 30,
                                  ----------------------    -----------------------
                                    2003          2002         2003          2002
                                  ---------    ---------    ----------    ---------
Net income (loss):
  As reported .................   $   5,046    $  (6,655)   $   21,424    $   3,208
  Pro forma stock compensation
    expense ...................        (218)         (26)         (317)         (26)
                                  ---------    ---------    ----------    ---------
Pro forma net income (loss) ...   $   4,828    $  (6,681)   $   21,107    $   3,182
                                  =========    =========    ==========    =========

Income (loss) per common share:
   Basic, as reported .........   $    0.50    $   (0.67)   $     2.14    $    0.32
   Basic, pro forma ...........   $    0.48    $   (0.67)   $     2.11    $    0.32
   Diluted, as reported .......   $    0.50    $   (0.67)   $     2.12    $    0.32
   Diluted, pro forma .........   $    0.47    $   (0.67)   $     2.09    $    0.32


13.  SUPPLEMENTAL CASH FLOW INFORMATION

      Net effect of changes in operating assets and liabilities, excluding the effect of exchange rate changes, were as follows:

                                                     SIX MONTHS ENDED
                                                         JUNE 30,
                                                   --------------------
                                                     2003        2002
                                                   --------    --------
Accounts receivable                                $ (2,456)   $  7,825

Inventories                                            (709)      2,381
Prepaid expenses and other current assets             1,375       3,750
Other assets                                            664       3,248
Accounts payable                                    (10,748)     (2,478)
Accrued liabilities                                   1,645       2,511
Other long-term liabilities                           8,791        (889)
                                                   --------    --------
  Net change in operating assets and liabilities   $ (1,438)   $ 16,348
                                                   ========    ========


   Non-cash financing activity:

      On April 17, 2003, Pioneer realized a non-cash gain of $0.4 million from the early payment of a $2.8 million promissory note.

      Following are supplemental disclosures of cash flow information:

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                           ----------------
                                                            2003      2002
                                                           ------    ------
Cash payments for:
  Interest                                                 $9,671    $1,405
  Income taxes                                                 --        --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto.

RECENT PRICING TRENDS

      Our ECU netback (that is, the price of an electrochemical unit, or "ECU," adjusted to eliminate the product transportation element) averaged $406 during the three months ended June 30, 2003, compared with $362 for the three months ended March 31, 2003, and $225 for the three months ended June 30, 2002. The increase is the continuation of a trend that began in July 2002, resulting in part from an 8% reduction in industry capacity since 2001. While the price increases that had been announced in the first quarter of 2003 were implemented at the beginning of the second quarter, during the second quarter weakness in pricing developed as a result of falling demand from pulp and paper producers for caustic soda and falling demand from vinyls producers for chlorine. Demand from those sectors has not improved during the third quarter. A continuation of natural gas prices at relatively high levels may limit the willingness of caustic soda and chlorine producers to incur any substantial erosion in price levels. Earlier in the year we imposed a fuel surcharge that will apply once the market price of natural gas (which is a basic component of the cost of electricity, our largest raw material cost) reaches a certain level. The market price of natural gas has not yet risen to the level that would trigger the imposition of the surcharge, and in any event competitive factors may limit our ability to impose the surcharge in the future.


LIQUIDITY AND CAPITAL RESOURCES

      Debt, Financial Leverage and Covenants. At June 30, 2003, our senior secured debt aggregated $219.4 million, consisting of Senior Secured Floating Rate Guaranteed Notes due 2006 in the aggregate principal amount of $43.2 million (the "Senior Guaranteed Notes"), Floating Rate Term Notes due 2006 in the aggregate principal amount of $4.4 million (the "Senior Floating Notes"), 10% Senior Secured Guaranteed Notes due 2008 in the aggregate principal amount of $150 million (the "10% Senior Secured Notes"), and $21.9 million outstanding under a Revolving Credit Facility with a $30 million commitment and a borrowing base restriction (the "Revolver"). Collectively, the $197.6 million in Senior Guaranteed Notes, Senior Floating Notes and 10% Senior Secured Notes are referred to as the Senior Notes and together with the Revolver are referred to as the Senior Secured Debt.

      The Senior Secured Debt requires payments of interest in cash and contains various covenants including financial covenants in the Revolver (which if violated will create a default under the cross-default provisions of the Senior Notes) that obligate us to comply with certain cash flow requirements. The interest payment requirements of the Senior Secured Debt and the financial covenants in the Revolver were set at levels based on November 2001 financial projections and do not accommodate significant downward variations in operating results.

      Despite recent increases in product prices, there are still significant constraints on our liquidity. Energy costs associated with producing chlor-alkali products have affected and in the future may materially affect our results of operations since each one dollar change in the cost of a megawatt hour of electricity generally results in approximately a $2.75 change in our cost to produce an ECU. During the quarter ended June 30, 2003, the increase in product prices was offset to some extent by increased energy costs. Decreases in product prices or further increases in the cost of electricity in the absence of product price increases may cause us to be unable to meet all of our operational funding and debt service and covenant obligations during the remainder of 2003. In that event, additional amendments of or waivers under our debt agreements or deferrals of interest payments will likely be necessary. We cannot provide any assurance that we would be able to obtain these amendments, waivers or deferrals, or that in the alternative we would be successful in refinancing, restructuring or reorganizing all or a portion of our indebtedness, selling assets, or obtaining additional debt or equity financing.

      The Revolver, as amended, requires us to generate at least $21.550 million of net earnings before extraordinary gains, the effects of derivative instruments excluding derivative expenses paid by us, interest, income taxes, depreciation and amortization (referred to as "Lender-Defined EBITDA") for the twelve-month period ending June 30, 2003, and for each twelve-month period ending each fiscal quarter thereafter.

      Our Lender-Defined EBITDA was a negative $28.6 million for the twelve months ended June 30, 2003. That amount was less than the amount required under the Revolver covenant, but we have obtained a waiver from the lender under the Revolver for the noncompliance with the covenant requirement. We expect that the $16.9 million of charges related to the Tacoma impairment in the fourth quarter of 2002, discussed in our Annual Report on Form 10-K for the year ended December 31, 2002, and the $40.8 million of charges related to the Henderson impairment and the $9.5 million addition to the environmental reserve in the first quarter of 2003, discussed in Notes 4 and 5, respectively, to our consolidated financial statements, will likely result in the need for future waivers from the lender under the Revolver. The impairment charges and the environmental charge will have a negative effect on income before income taxes, and thus on Lender-Defined EBITDA, for the twelve-month periods ending each quarter through March 31, 2004.

      We report amounts of Lender-Defined EBITDA generated by our business because, as indicated above, there are covenants in the Revolver that require us to generate specified levels of Lender-Defined EBITDA. Lender-Defined EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles in the United States. Lender-Defined EBITDA should not be considered in isolation of, or as a substitute for, income before income taxes as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Lender-Defined EBITDA, as calculated by us, may not be comparable to similar measures reported by other companies. In addition, Lender-Defined EBITDA does not represent funds available for discretionary use.

      The calculation of Lender-Defined EBITDA is as follows:

                                                                      THREE MONTHS ENDED
                               TWELVE MONTHS    --------------------------------------------------------------
                               ENDED JUNE 30,    JUNE 30,        MARCH 31,     DECEMBER 31,      SEPTEMBER 30,
                                   2003            2003            2003            2002               2002
                               --------------   ---------       ----------     ------------      -------------
Income before income taxes     $ 12,474         $  2,920        $ 14,845         $ (9,220)         $  3,929

Interest expense, net            18,911            4,792           4,811            4,821             4,487

Depreciation and
amortization                     23,156            5,360           5,194            6,189             6,413

Derivative items                (83,133)              --         (66,272)         (12,494)           (4,367)
                               --------         --------        --------         --------          --------
Lender-Defined EBITDA          $(28,592)        $ 13,072        $(41,422)        $(10,704)         $ 10,462
                               ========         ========        ========         ========          ========

      The Revolver requires us to maintain Liquidity (as defined) of at least $5.0 million, and limits annual capital expenditure levels to $25.0 million. At June 30, 2003, Liquidity was $11.6 million, consisting of borrowing availability of $5.5 million and cash of $6.1 million. Capital expenditures were $3.6 million during the first six months of 2003, and are expected to be $9.6 million during the remainder of the year. The Revolver also provides that, as a condition of borrowings, there shall not have occurred any material adverse change in our business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).

      If the required Lender-Defined EBITDA level is not met and the lender under the Revolver does not waive our failure to comply with the requirement, we will be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur or have occurred, the lender can exercise its rights under the Revolver and refuse to make further advances. Following any such refusal, customer receipts would be applied to our borrowings under the Revolver, and we would not have the ability to reborrow. This would cause us to suffer a rapid loss of liquidity and we would lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow the lender to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under the Senior Notes which would provide the holders of the Senior Notes with the right to accelerate the $197.6 million in Senior Notes outstanding and demand immediate repayment.

      The Senior Guaranteed Notes and Senior Floating Notes (collectively, the "Tranche A Notes") provide that, within 60 days after the end of each calendar quarter during 2003 through 2006, Pioneer Americas is required to redeem and prepay the greater of an amount determined on the basis of (a) Pioneer Americas' net income before extraordinary items, other income, net, interest, income taxes, depreciation and amortization ("Tranche A Notes EBITDA"), and (b) an amount determined on the basis of the Company's excess cash flow and average liquidity, as defined. With respect to Tranche A Notes EBITDA, the amount that is to be redeemed and prepaid is (i) $2.5 million principal amount of Tranche A Notes if Tranche A Notes EBITDA for such calendar quarter is greater than $20 million but less than $25 million, (ii) $5 million principal amount of Tranche A Notes if Tranche A Notes EBITDA for such calendar quarter is greater than $25 million but less than $30 million and (iii) $7.5 million principal amount of Tranche A Notes if Tranche A Notes EBITDA for such calendar quarter is greater than $30 million, in each case plus accrued and unpaid interest thereon to the date of redemption and prepayment. With respect to excess cash flow, the amount that is to be redeemed and prepaid is a percentage of the Company's consolidated net income, without regard to extraordinary gains and losses and net after-tax other income, plus depreciation, amortization and other non-cash charges, and less all cash principal payments, capital expenditures and extraordinary cash gains or cash income received, plus or minus cash changes in working capital. The applicable percentage is to be determined on the basis of the Company's average liquidity, which is the average of cash plus borrowing availability under the Revolver for the quarter or for the 45-day period following the end of the quarter.

      Each holder of Senior Floating Notes may refuse any such repayment. As a result of the application of the applicable provisions with respect to the first quarter of 2003, we redeemed and prepaid $2.4 million of the principal amount of the Tranche A Notes on May 23, 2003. One holder refused the prepayment of the balance of the $2.5 million that was to have been prepaid on that date. No redemption and prepayment of Tranche A Notes was required with respect to the calendar quarter that ended on June 30, 2003.

      At June 30, 2003, in addition to the Senior Secured Debt, we had $2.2 million outstanding under an unsecured non-interest bearing instrument payable to a vendor, which contains a covenant that allows the vendor to demand immediate repayment and begin charging interest at a rate of 9.3% if our liquidity falls below Cdn$5 million; $0.9 million payable over several years to another vendor; and $4.9 million of other debt outstanding, comprised of notes maturing in various years through 2014. We also had a $0.6 million promissory note outstanding in respect of fees owed to a professional. On April 17, 2003, we satisfied our obligations under another such note in respect of fees owed to professionals, which bore interest at a variable rate based on the three-month LIBOR rate plus 3.5%. The maturity date of the remaining note in respect of fees owed to professionals, with a principal amount outstanding of $0.6 million, has been extended from July 1, 2003, to November 15, 2003, with interest accruing during the period ended on July 1, 2003, at a variable rate based on the three-month LIBOR rate plus 3.5%, and accruing during the period July 2, 2003, through November 15, 2003, at 9% per annum.

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

      During the last half of 2003 we expect to have cash requirements, in addition to operating and administrative costs, of approximately $20.8 million in the aggregate consisting of the following: (i) interest payments of $9.2 million (comprised of interest on our Senior Notes of $0.6 million on September 30, 2003, and $8.1 on December 31, 2003, and anticipated monthly payments of interest on the Revolver ranging from $75,000 to $150,000), (ii) capital expenditures of $9.6 million, (iii) severance payments of $0.6 million and (iv) repayment obligations of $1.4 million. We expect to fund these obligations through available borrowings under our Revolver and internally-generated cash flows from operations, including changes in working capital. We can provide no assurance that we will have sufficient resources to fund all of these obligations and investments.

      Settlement of Dispute with the Colorado River Commission. On March 3, 2003, all of the conditions were satisfied with respect to the settlement of our dispute with the Colorado River Commission ("CRC"), a Nevada state agency, regarding the supply of power to our Henderson facility. As a result of the settlement, which was effective as of January 1, 2003, we were released from all claims for liability with respect to electricity derivatives agreements and all litigation with CRC was dismissed.

      As of December 31, 2002, we had recorded a net liability of $87.3 million for the net mark-to-market loss on outstanding derivative positions, and a receivable from CRC of $21.0 million, included in "Other Assets" on the balance sheet, for estimated proceeds received by CRC for matured derivative contracts. Due to the settlement of the CRC dispute, both the $87.3 million net liability and the $21.0 million receivable were reversed in the first quarter of 2003, resulting in a non-cash net gain of $66.3 million. These amounts are recorded in the consolidated statement of operations for six months ended June 30, 2003, as $87.3 million of operating income under the caption "Change in Fair Value of Derivatives," to reflect the reversal of the previously recorded mark-to-market loss, and $21.0 million of "Cost of Sales - Derivatives," reflecting the reversal of the receivable from CRC.

      Net Cash Flows from Operating Activities. During the first six months of 2003 our cash flow provided by operating activities was $6.9 million, primarily attributable to increased ECU prices, which was partially offset by increased energy costs.

      Net Cash Flows from Investing Activities. Cash used in investing activities during the first six months of 2003 was $3.6 million for capital expenditures.

      Net Cash Flows from Financing Activities. Cash used in financing activities during the first six months of 2003 totaled approximately $0.5 million, due primarily to debt payments made during the period, which included, among other items, a $2.4 million redemption and prepayment of the Tranche A Notes and a $2.4 million early payment of a promissory note, offset by net borrowings under the Revolver of $7.2 million.

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

      As a result of the settlement of our dispute with CRC, power to meet the majority of the Henderson plant's needs is now acquired at market rates, which are expected to remain at levels higher than the previously-available hydropower rates. As a result, we performed an impairment test and determined that the book value of the Henderson facility exceeded the undiscounted sum of future expected cash flows over the remaining life of the facility. We then calculated the estimated fair value of the facility by discounting expected future cash flows using a risk-adjusted discount rate of 13%. Based on the analysis described above, we recorded an impairment charge of $40.8 million in the first quarter of 2003.

      Environmental Liabilities. In order to reassess our environmental obligations and to update an independent environmental analysis conducted in 2000, we commissioned a new study of environmental concerns at all of our plants, which was completed in May 2003. The new study involved a plant-by-plant analysis of environmental concerns and addressed conditions, situations, and circumstances involving uncertainty as to possible losses to Pioneer. The outcome of the uncertain conditions will be resolved when one or more future events occur or fail to occur, and resolution of the uncertainty may confirm the impairment of an asset or the incurrence of a liability. The study was based on scenario analysis to estimate the cost to remedy environmental concerns at our plant sites. For each scenario, the study also used cost estimating techniques that included actual historical costs, estimates prepared for us by other consultants, estimates prepared by our engineers and other published cost data available for similar projects completed at the same or other sites.

      The 2003 study identified a number of conditions that have changed since the 2000 environmental analysis, including, but not limited to, flexibility in regulatory agency guidance, increased knowledge of site conditions, the use of alternative remediation technologies, post-acquisition contamination not covered under existing environmental indemnity agreements and the inherent risk of disputes under some of the indemnity agreements due to passage of time. Based on the study, we estimated our total environmental remediation liabilities to be $21.0 million, of which $3.2 million is subject to indemnity claims against a previous owner, as discussed below. As a result, we recorded an environmental charge of $9.5 million in the first quarter of 2003, which is included in "Cost of Sales - Products" in our consolidated statements of operations for the three months and six months ended June 30, 2003. We base our environmental reserves on undiscounted costs. See Note 8 to our consolidated financial statements.

      As discussed in our Annual Report on Form 10-K for the year ended December 31, 2002, we have indemnity agreements with certain previous owners for, among other things, pre-acquisition environmental conditions at certain of our plant sites. The 2000 independent study resulted in a $3.2 million environmental reserve related to pre-acquisition conditions at the Henderson site that are the responsibility of a previous owner. At the same time a receivable from the previous owner for the same amount was recorded. We believe that the previous owner will continue to honor its obligations for claims properly presented by us or by regulatory authorities. It is possible that disputes could arise concerning the effect of contractual language, in which event we would have to submit any claims for cleanup expenses, which could be substantial, to the contractually-established arbitration process. The recent study did not include environmental matters covered by the $3.2 million environmental receivable as such matters are not currently estimable. Such amount, as originally estimated, is included in our consolidated balance sheet as of June 30, 2003, in offsetting amounts in "Other Assets" and "Other Long-Term Liabilities." The recent study also did not cover any environmental matters that we believe to be fully covered under other indemnity agreements, as such costs are not currently estimable.

      During the second half of 2003 we expect to fund approximately $0.8 million in remediation expenses and $4.1 million in capital projects relating to our environmental compliance program.

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

      Revenue Recognition. We recognize revenue from product sales at the time of shipment and when collection is reasonably assured. We classify amounts billed to customers for shipping and handling as revenues, with related shipping and handling costs included in cost of goods sold. Such revenues do not involve difficult, subjective or complex judgments.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003, COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

      Revenues. Revenues increased by $22.1 million, or approximately 30%, to $96.3 million for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002, with increased ECU prices being offset somewhat by lower sales volumes. The average ECU netback for the three months ended June 30, 2003 was $406, an increase of 80% from the average netback of $225 during the three months ended June 30, 2002.

      Cost of Sales - Product. Cost of sales - product increased by $8.0 million, or approximately 11%, for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. The increase was primarily attributable to increased electricity costs of approximately $2.3 million, an increase of approximately $2.4 million related to other variable production costs and cost of products purchased for resale and approximately $4.2 million of increased operating and maintenance expenses, offset by a $1.4 million decrease in freight expense and a $0.8 million decrease in depreciation expense.

      Cost of Sales - Derivatives. As a result of the settlement of the derivatives dispute with CRC that was effective January 1, 2003, there was no cost of sales - derivatives during the second quarter of 2003. For the three months ended June 30, 2002, the estimated expense from matured derivatives was $4.9 million. See " - Liquidity and Capital Resources - Settlement of Dispute with the Colorado River Commission" above and Note 3 to the consolidated financial statements.

      Gross Profit (Loss). Gross profit margin increased to 16.1% for the three months ended June 30, 2003 from a negative 4.7% for the three months ended June 30, 2002. Gross profit increased by $19.0 million from negative $3.5 million in the second quarter of 2002 to $15.5 million in the current quarter. The increase was primarily due to the items described above.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were relatively unchanged during the three months ended June 30, 2003, as compared to the three months ended June 30, 2002.

      Change in Fair Value of Derivatives. As a result of the settlement of the derivatives dispute with CRC discussed above, there was no impact from derivatives in the second quarter of 2003. For the three months ended June 30, 2002, the mark-to-market change in fair value of the derivative positions was a net unrealized gain of $5.0 million. See " - Liquidity and Capital Resources - Settlement of Dispute with the Colorado River Commission" above and Note 3 to the consolidated financial statements.

      Asset Impairment and Other. Asset impairment and other charges for the three months ended June 30, 2003, represented a $0.4 million gain from the early payment of a promissory note.

      Other Expense, Net. Other expense, net of $2.6 million in the second quarter of 2003 reflected foreign exchange losses. Other expense, net for the quarter ended June 30, 2002, included a foreign exchange loss of $1.3 million.

      Income Tax Benefit. The income tax benefit for the quarters ended June 30, 2003, and June 30, 2002 was $2.1 million and $2.7 million, respectively, reflecting foreign tax benefit on a loss from our Canadian operations. We recorded a 100% valuation allowance related to losses generated from our U.S. operations in the quarters ended June 30, 2003, and June 30, 2002, due to the uncertainties relating to the future realization of net operating loss carryforwards.

      Net Income. Due to the factors described above, net income for the three months ended June 30, 2003, was $5.0 million, compared to a net loss of $6.7 million for the first quarter of 2002.

SIX MONTHS ENDED JUNE 30, 2003, COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

      Revenues. Revenues increased by $39.3 million, or approximately 27%, to $185.3 million for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. The increase resulted from higher ECU prices, offset slightly by lower sales volumes. The average ECU sales price for the six months ended June 30, 2003, was $384, an increase of 67% from the average sales price of $230 during the six months ended June 30, 2002.

      Cost of Sales-Product. Cost of sales - product increased $23.9 million, or approximately 17%, for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. The increase was primarily attributable to an environmental charge of $9.5 million (see Note 5 to the consolidated financial statements), increased electricity and utility costs of approximately $7.4 million, an increase of approximately $3.1 million related to other variable production costs and cost of products purchased for resale and approximately $3.8 million of increased operating and maintenance expenses, and the absence of a $1.1 million curtailment gain recorded in the first half of 2002 related to the Tacoma plant shutdown. Those increases were offset to some extent by a $1.8 million decrease in depreciation expense and a $1.3 million decrease in freight expense.

      Cost of Sales - Derivatives. As a result of the settlement of the derivatives dispute with CRC, cost of sales - derivatives, for the six months ended June 30, 2003, reflects the reversal of a $21.0 million receivable from CRC for the estimated net proceeds from matured derivatives that had not been remitted to us by CRC. For the six months ended June 30, 2002, the estimated expense from matured derivatives was $3.5 million. See " - Liquidity and Capital Resources - Settlement of Dispute with the Colorado River Commission" above and Note 3 to the consolidated financial statements.

      Gross Profit (Loss). Gross profit margin was relatively unchanged for the six months ended June 30, 2003, from the six months ended June 30, 2002. Gross profit decreased by $2.2 million from $1.1 million in the first half of 2002 to a loss of $1.0 million in the first half of 2003. The decrease was primarily due to the items described above.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.8 million, or approximately 25%, for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, primarily due to an increase of approximately $2.4 million in bad debt expense. We revised estimates for the allowance for doubtful accounts to reflect judgments about economic conditions and their effect on certain customers.

      Change in Fair Value of Derivatives. Income from change in fair value of derivatives of $87.3 million in the first half of 2003 represents the reversal of the December 31, 2002, net liability for the mark-to-market loss on outstanding derivative contracts due to the derivatives settlement that was effective January 1, 2003. For the six months ended June 30, 2002, the mark-to-market change in fair value of the derivative positions was a net unrealized gain of $23.0 million. See " - Liquidity and Capital Resources - Settlement of Dispute with the Colorado River Commission" above and Note 3 to the consolidated financial statements.

      Asset Impairment and Other. Asset impairment and other charges for the six months ended June 30, 2003, included a $40.8 million impairment charge related to the Henderson facility (see Note 4 to the consolidated financial statements), offset slightly by a $0.4 million gain from the early payment of a promissory note. Asset impairment and other charges for the six months ended June 30, 2002, included primarily $1.9 million of severance expense and $0.7 million of accrued costs related to idling the Tacoma plant, along with $0.4 million of severance expense related to staff reductions at the Cornwall plant.

      Interest Expense, Net. Interest expense, net was relatively unchanged during the first half of 2003 as compared to the first half of 2002.

      Other Expense, Net. Other expense, net for the six months ended June 30, 2003, was comprised of a foreign exchange loss of $4.4 million. Other expense, net for the six months ended June 30, 2002, included a foreign exchange loss of $1.4 million.

      Income Tax Benefit. The income tax benefit for the six months ended June 30, 2003, and June 30, 2002, was $3.7 million and $3.5 million, respectively, reflecting foreign tax benefit on the loss from our Canadian operations. We recorded a 100% valuation allowance related to losses generated from our U.S. operations in the six months ended June 30, 2003, and June 30, 2002, due to the uncertainties relating to the future realization of net operating loss carryforwards.

      Net Income (Loss). Due to the factors described above, net income for the six months ended June 30, 2003, was $21.4 million, compared to net income of $3.2 million for the same period in 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The nature of our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2002 have not changed significantly during the six months ended June 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

      In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      For information about litigation involving Pioneer, see Note 3 and Note 8 to the consolidated financial statements in Part I of this report, which is hereby incorporated by reference into this Item 1.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Recent Sales of Unregistered Securities. On the dates listed below, each of the following non-employee directors of the Company exercised nonqualified stock options to purchase 1,000 shares of the Company's common stock, par value $0.01 per share:

                                                           Aggregate
Name of Director:             Date of Exercise:         Exercise Price:    Number of Shares Acquired:
----------------              ----------------          --------------     -------------------------
David N. Weinstein            April 1, 2003           $    2.50            1,000 shares of common stock
Marvin E. Lesser              April 1, 2003           $    2.50            1,000 shares of common stock
Gary L. Rosenthal             April 1, 2003           $    2.50            1,000 shares of common stock

     These options were awarded under Pioneer's 2001 Employee Stock Option Plan, and the shares of the Company's common stock issued on the exercise of such options were issued without registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our stockholders voted on the following matters at their annual meeting held on May 22, 2003:

(a) The following were elected to serve new terms as directors and received the number of votes set opposite their respective names:

Name:                            For            Withheld Authority
----                             ---            ------------------
David N. Weinstein              5,930,999           1,552,397
Marvin E. Lesser                5,930,999           1,552,397
Michael Y. McGovern             5,292,258           2,191,138
Gary L. Rosenthal               5,930,999           1,552,397


(b) A proposal to ratify the appointment of Deloitte & Touche LLP as our independent certified public accountants received 7,483,382 votes FOR and 12 votes AGAINST, with 2 abstentions.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)       Exhibits

         99.1+     Items  incorporated  by reference  from the Pioneer  Companies,  Inc. Form 10-K for the year ended December 31, 2002:  Item 1 Business -- Risks.

         31.1      Certification  required by Rule  13a-14(a) or Rule 15d-14(a)  under the Securities  Exchange
                   Act of 1934.

         31.2      Certification  required by Rule  13a-14(a) or Rule 15d-14(a)  under the Securities  Exchange
                   Act of 1934.

         32.1      Certification  required by Rule  13a-14(b) or Rule 15d-14(b)  under the Securities  Exchange
                   Act of 1934 and 18 U.S.C. Section 1350.

         32.2      Certification  required by Rule  13a-14(b) or Rule 15d-14(b)  under the Securities  Exchange
                   Act of 1934 and 18 U.S.C. Section 1350.

            ----------
           + Indicates exhibit previously filed with the Securities and Exchange
             Commission as indicated and incorporated herein by reference

         (b)    Reports on Form 8-K

      On April 1, 2003, we filed a report on Form 8-K. Under Item 7 of the report ("Financial Statements and Exhibits"), we filed a press release issued by Pioneer Companies, Inc. on March 31, 2003. Under Item 9 of the report ("Regulation FD Disclosure"), we reported that we had issued a press release announcing Pioneer's results for the fourth quarter of 2002 and for the full year 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              PIONEER COMPANIES, INC.




Date:  August 13, 2003                        By:  /s/ Gary L. Pittman
                                                   -----------------------------
                                                   Gary L. Pittman
                                                   Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

                                  EXHIBIT INDEX

         99.1+     Items  incorporated  by reference  from the Pioneer  Companies,  Inc. Form 10-K for the year ended December 31, 2002:  Item 1 Business -- Risks.

         31.1      Certification  required by Rule  13a-14(a) or Rule 15d-14(a)  under the Securities  Exchange
                   Act of 1934.

         31.2      Certification  required by Rule  13a-14(a) or Rule 15d-14(a)  under the Securities  Exchange
                   Act of 1934.

         32.1      Certification  required by Rule  13a-14(b) or Rule 15d-14(b)  under the Securities  Exchange
                   Act of 1934 and 18 U.S.C. Section 1350.

         32.2      Certification  required by Rule  13a-14(b) or Rule 15d-14(b)  under the Securities  Exchange
                   Act of 1934 and 18 U.S.C. Section 1350.

            ----------
           + Indicates exhibit previously filed with the Securities and Exchange
             Commission as indicated and incorporated herein by reference