Form 10-Q
period 2003-09-30
PIONEER COMPANIES INC
filed 2003-11-13
CIK 830141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

         On November 13, 2003, there were 10,003,333 shares of common stock of Pioneer Companies, Inc. outstanding.

                                TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----
                                              PART I--FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements (Unaudited)

             Consolidated Balance Sheets--September 30, 2003 and December 31, 2002                                    3

             Consolidated Statements of Operations--Three Months Ended September 30, 2003 and 2002 and
             Nine Months Ended September 30, 2003 and 2002                                                            4

             Consolidated Statements of Cash Flows--Nine Months Ended September 30, 2003 and 2002                     5

             Notes to Consolidated Financial Statements                                                               6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations                   16

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                              23

Item 4.      Controls and Procedures                                                                                 23

                                                PART II--OTHER INFORMATION

Item 1.      Legal Proceedings                                                                                       23

Item 5.      Other Information                                                                                       23

Item 6.      Exhibits and Reports on Form 8-K                                                                        25

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

                         PART I--FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             PIONEER COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                                       2003                2002
                                                                                   -------------       ------------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                        $    4,582          $    2,789
   Accounts receivable, net of allowance for doubtful accounts of $3,043 at
     September 30, 2003 and $1,337 at December 31, 2002                                 43,711              39,983
   Inventories, net                                                                     16,735              15,311
   Current derivative asset                                                                  -              17,834
   Prepaid expenses and other current assets                                             3,815               4,779
                                                                                    ----------          ----------
        Total current assets                                                            68,843              80,696
Property, plant and equipment:
   Land                                                                                  6,520               7,315
   Buildings and improvements                                                           29,522              32,952
   Machinery and equipment                                                             189,010             220,072
   Construction in progress                                                              1,962               4,085
                                                                                    ----------          ----------
                                                                                       227,014             264,424
   Less: accumulated depreciation                                                      (35,074)            (22,155)
                                                                                    ----------          ----------
        Net property, plant and equipment                                              191,940             242,269
Other assets                                                                             3,881              25,755
Non-current derivative asset                                                                 -              41,362
Excess reorganization value over the fair value of identifiable assets                  84,064              84,064
                                                                                    ----------          ----------
        Total assets                                                                $  348,728          $  474,146
                                                                                    ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $    9,934          $   20,193
   Accrued liabilities                                                                  25,541              18,161
   Current derivative liability                                                              -              37,614
   Short-term debt, including current portion of long-term debt                         14,362              21,112
                                                                                    ----------          ----------
        Total current liabilities                                                       49,837              97,080
Long-term debt, less current portion                                                   203,918             207,463
Accrued pension and other employee benefits                                             26,285              26,132
Non-current derivative liability                                                             -             108,852
Other long-term liabilities                                                             44,052              33,367
Commitments and contingencies (Note 8)
Stockholders' equity:
   Common stock, $.01 par value, authorized 50,000 shares, issued and
     outstanding 10,003 shares                                                             100                 100
   Additional paid-in capital                                                           10,940              10,933
   Other comprehensive loss                                                             (5,024)             (5,024)
   Retained earnings (deficit)                                                          18,620              (4,757)
                                                                                    ----------          ----------
Total stockholders' equity                                                              24,636               1,252
                                                                                    ----------          ----------
Total liabilities and stockholders' equity                                          $  348,728          $  474,146
                                                                                    ==========          ==========

                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                -----------------------   -----------------------
                                                   2003         2002         2003         2002
                                                ----------   ----------   ----------   ----------
Revenues                                        $  100,001   $   86,579   $  285,348   $  232,619

Cost of sales - product                            (86,351)     (77,804)    (251,714)    (219,233)
Cost of sales - derivatives                              -       14,149      (20,999)      10,683
                                                ----------   ----------   ----------   ----------
Total cost of sales                                (86,351)     (63,655)    (272,713)    (208,550)
                                                ----------   ----------   ----------   ----------

Gross profit                                        13,650       22,924       12,635       24,069

Selling, general and administrative expenses        (5,992)      (5,599)     (20,040)     (16,828)
Change in fair value of derivatives                      -       (9,782)      87,271       13,266
Asset impairment and other                              24         (562)     (40,372)      (3,288)
                                                ----------   ----------   ----------   ----------
Operating income                                     7,682        6,981       39,494       17,219

Interest expense                                    (4,582)      (4,487)     (14,185)     (14,070)
Other income (expense), net                            (90)       1,435       (4,534)         533
                                                ----------   ----------   ----------   ----------
Income before income taxes                           3,010        3,929       20,775        3,682

Income tax benefit (expense)                        (1,057)        (656)       2,602        2,799
                                                ----------   ----------   ----------   ----------
Net income                                      $    1,953   $    3,273   $   23,377   $    6,481
                                                ==========   ==========   ==========   ==========

Net income per share:
      Basic                                     $     0.20   $     0.33   $     2.34   $     0.65
      Diluted                                   $     0.19   $     0.33   $     2.31   $     0.65

Weighted average number of shares
   outstanding:
      Basic                                         10,003       10,000       10,002       10,000
      Diluted                                       10,145       10,070       10,126       10,000

                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                    ------------------------------
                                                                                       2003                2002
                                                                                    ----------          ----------
Operating activities:
      Net income                                                                    $   23,377          $    6,481
      Adjustments to reconcile net income to net cash flows
         from operating activities:
           Depreciation and amortization                                                16,051              18,737
           Provision for (recovery of) losses on accounts receivable                     1,257                (653)
           Net change in deferred taxes                                                 (2,603)             (2,683)
           Change in fair value of derivatives                                         (66,272)            (13,266)
           Gain from early extinguishment of debt                                         (420)                  -
           Gain on disposals of assets                                                       -              (1,034)
           Asset impairment                                                             40,818                   -
           Foreign exchange loss (gain)                                                  4,536                  (6)
           Net effect of changes in operating assets and liabilities                       991              (5,079)
                                                                                    ----------          ----------
Net cash flows from operating activities                                                17,735               2,497
                                                                                    ----------          ----------

Investing activities:
      Capital expenditures                                                              (6,179)             (4,965)
      Proceeds received from disposals of assets                                             -               2,047
                                                                                    ----------          ----------
Net cash flows from investing activities                                                (6,179)             (2,918)
                                                                                    ----------          ----------

Financing activities:
      Net proceeds (payments) under revolving credit arrangements                       (1,918)              4,047
      Payments on debt                                                                  (8,418)             (1,488)
      Proceeds from issuance of stock                                                        7                   -
                                                                                    ----------          ----------
Net cash flows from financing activities                                               (10,329)              2,559
                                                                                    ----------          ----------

Effect of exchange rate changes on cash                                                    566                 249
                                                                                    ----------          ----------
Net change in cash and cash equivalents                                                  1,793               2,387

Cash and cash equivalents at beginning of period                                         2,789               3,624
                                                                                    ----------          ----------
Cash and cash equivalents at end of period                                          $    4,582          $    6,011
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

         The consolidated balance sheet at September 30, 2003, and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, which consist only of normal recurring items, that management considers necessary for a fair presentation. Operating results for the first nine months of 2003 are not necessarily indicative of results to be expected for the year ending December 31, 2003. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated. Certain amounts have been reclassified in the prior period to conform to the current period presentation.

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

2.       MATTERS AFFECTING LIQUIDITY

         At September 30, 2003, Pioneer's senior secured debt aggregated $210.4 million, consisting of Senior Secured Floating Rate Guaranteed Notes due 2006 in the aggregate principal amount of $43.2 million (the "Senior Guaranteed Notes"), Floating Rate Term Notes due 2006 in the aggregate principal amount of $4.4 million (the "Senior Floating Notes"), 10% Senior Secured Guaranteed Notes due 2008 in the aggregate principal amount of $150 million (the "10% Senior Secured Notes"), and $12.8 million outstanding under a Revolving Credit Facility which expires on December 31, 2004, and which has a $30 million commitment and a borrowing base restriction (the "Revolver"). Collectively, the $197.6 million in Senior Guaranteed Notes, Senior Floating Notes and 10% Senior Secured Notes are referred to as the Senior Notes and together with the Revolver are referred to as the Senior Secured Debt.

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

         Pioneer's liquidity is still subject to certain risks. While average product prices were higher during the first nine months of 2003 than in 2002, prices weakened somewhat during the third quarter of 2003 and have continued to weaken in the fourth quarter. Energy costs associated with producing chlor-alkali products have affected and in the future may materially affect Pioneer's results of operations since each one dollar change in the cost of a megawatt hour of electricity generally results in approximately a $2.75 change in Pioneer's cost of production. On average, energy costs were higher during the nine months ended September 30, 2003, than during prior periods, with a peak in costs occurring during the summer months. Further decreases in product prices or further increases in the cost of electricity in the absence of product price increases may cause Pioneer to be unable to meet all of its operational funding and debt service or covenant obligations. In that event, additional amendments of or waivers under Pioneer's debt agreements or deferrals of interest payments would likely be necessary.

Pioneer cannot provide any assurance that it would be able to obtain these amendments, waivers or deferrals, or that in the alternative it would be successful in refinancing, restructuring or reorganizing all or a portion of its indebtedness, selling assets, or obtaining additional debt or equity financing.

         The Revolver, as amended, requires Pioneer to generate at least $21.550 million of net earnings before extraordinary gains, the effects of derivative instruments excluding derivative expenses paid by Pioneer, interest, income taxes, depreciation and amortization (referred to as "Lender-Defined EBITDA") for the twelve-month period ending September 30, 2003, and for each twelve-month period ending each fiscal quarter thereafter.

         Pioneer had negative Lender-Defined EBITDA for the twelve months ended September 30, 2003. Pioneer has obtained a waiver from the lender under the Revolver for the noncompliance with the covenant requirement. Pioneer expects that the $40.8 million of charges related to the Henderson impairment and the $9.5 million addition to the environmental reserve in the first quarter of 2003, discussed in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, will likely result in the need for a waiver from the lender under the Revolver for the quarter ending December 31, 2003. The impairment charge and the environmental charge will have a negative effect on Lender-Defined EBITDA for the twelve-month period ending on December 31, 2003.

         The Revolver requires Pioneer to maintain Liquidity (as defined) of at least $5.0 million, and limits annual capital expenditure levels to $25.0 million. At September 30, 2003, Liquidity was $19.2 million, consisting of borrowing availability of $14.6 million and cash of $4.6 million. Capital expenditures were $6.2 million during the first nine months of 2003.

         The Revolver also provides that, as a condition of borrowings, there shall not have occurred any material adverse change in Pioneer's business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).

         If the required Lender-Defined EBITDA level under the Revolver is not met and the lender under the Revolver does not waive Pioneer's failure to comply with the requirement, Pioneer will be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur or have occurred, the lender can exercise its rights under the Revolver and refuse to make further advances. Following any such refusal, customer receipts would be applied to Pioneer's borrowings under the Revolver, and Pioneer would not have the ability to reborrow. This would cause Pioneer to suffer a rapid loss of liquidity and it would lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow the lender to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under the Senior Notes, which would provide the holders of the Senior Notes with the right to accelerate the $197.6 million in Senior Notes outstanding and demand immediate repayment.

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

         Each holder of Senior Floating Notes may refuse any such repayment. As a result of the application of these provisions with respect to the first quarter of 2003, Pioneer redeemed and prepaid $2.4 million of the principal amount of the Tranche A Notes on May 23, 2003. One holder refused the prepayment of the balance of the $2.5 million that was to have been prepaid on that date. No redemption and prepayment of Tranche A Notes was required with respect to the calendar quarters that ended on June 30, 2003, and September 30, 2003.

         The uncertainties affecting Pioneer's liquidity as a result of the restrictive financial covenants, redemption obligations and the debt-service obligations described above could affect Pioneer's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that may result from the outcome of the uncertainties discussed above.

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

         In accordance with the terms of the settlement, Pioneer assigned its long-term hydropower contracts to the Southern Nevada Water Authority and entered into a new supply agreement with CRC. Approximately 85% of the Henderson facility's electricity needs were met through the hydropower contracts. Under the new supply agreement, CRC arranges for that portion of the facility's power requirements at market rates during a term expiring on December 31, 2006, although Pioneer and CRC may agree to extend the term. CRC retained all amounts it had received related to the derivatives agreements, but agreed that $3 million of such amount is being held by CRC as a cash reserve to secure Pioneer's performance under the supply agreement.

         As of December 31, 2002, Pioneer had recorded a net liability of $87.3 million for the net mark-to-market loss on outstanding derivative positions, and a receivable from CRC of $21.0 million, included in "Other Assets" on the balance sheet, for estimated proceeds received by CRC for matured derivative contracts. Due to the settlement of the dispute with CRC, both the $87.3 million net liability and the $21.0 million receivable were reversed in the first quarter of 2003, resulting in a non-cash net gain of $66.3 million. These amounts appear in the consolidated statement of operations for the nine months ended September 30, 2003, as $87.3 million of operating income under the caption "Change in Fair Value of Derivatives" to reflect the reversal of the previously recorded mark-to-market loss, and $21.0 million of "Cost of Sales - Derivatives," reflecting the reversal of the receivable from CRC.

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

         Other items in the nine months ended September 30, 2003, included a $0.4 million gain from the early payment of a $2.8 million promissory note.

         In March 2002, Pioneer idled its Tacoma plant and incurred $0.7 million of exit costs. The idling of the facility resulted in the termination of 84 employees, all of whom were terminated prior to June 30, 2002, and for whom $1.9 million of severance expense was recorded during the quarter ended March 31, 2002. Other charges recorded during the nine months ended September 30, 2002, were primarily comprised of restructuring expenses of $2.2 million-, offset somewhat by $1.1 million of gains from sales of assets.

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

         The 2003 study identified a number of conditions that have changed since the 2000 environmental analysis, including, but not limited to, flexibility in regulatory agency guidance, increased knowledge of site conditions, the use of alternative remediation technologies, post-acquisition contamination not covered under existing environmental indemnity agreements and the inherent risk of disputes under some of the indemnity agreements due to passage of time. Based on the study, Pioneer estimated its total environmental remediation liabilities to be $21.0 million, of which $3.2 million is subject to indemnity claims against a previous owner, as discussed below. As a result, Pioneer recorded an environmental charge of $9.5 million in the first quarter of 2003, which was included in "Cost of Sales - Products" in the consolidated statement of operations. As of September 30, 2003, the total estimated environmental liabilities of $20.8 million were included as "Other Long-Term Liabilities" on Pioneer's consolidated balance sheet. Pioneer bases its environmental reserves on undiscounted costs. See Note 8.

         As discussed in the Annual Report on Form 10-K for the year ended December 31, 2002, Pioneer has indemnity agreements with certain previous owners covering, among other things, pre-acquisition environmental conditions at certain of its plant sites. The 2000 independent study resulted in a $3.2 million environmental reserve related to pre-acquisition conditions at the Henderson site that are the responsibility of a previous owner. At the same time, a receivable from the previous owner for the same amount was recorded. Pioneer believes that the previous owner will continue to honor its obligations for claims properly presented by Pioneer or by regulatory authorities. It is possible that disputes could arise, in which event Pioneer would have to subject any claims for cleanup expenses, which could be substantial, to the contractually-established arbitration process. The 2003 study did not include pre-acquisition environmental matters covered by the $3.2 million environmental receivable. Such amount, as originally estimated, is included in the consolidated balance sheet as of September 30, 2003, in offsetting amounts in "Other Assets" and "Other Long-Term Liabilities." The 2003 study also did not cover any environmental matters that Pioneer believes to be fully covered under other indemnity agreements as such costs are not currently estimable.

6.       DEBT

Long-term debt consisted of the following:

                                                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                                                 2003           2002
                                                                                             -------------   ------------
Senior Secured Debt:
  Senior Guaranteed Notes due December 2006; variable interest rates based on
    three-month LIBOR rate plus 3.5% ...................................................      $   43,151      $   45,422
  Senior Floating Notes due December 2006; variable interest rates based on
    three-month LIBOR rate plus 3.5% ...................................................           4,413           4,578
  10% Senior Secured Notes due December 2008 ...........................................         150,000         150,000
  Revolver; variable interest rates based on U.S. prime rate plus a margin ranging
    from 2.75% to 3.50%; expiring December 31, 2004 ....................................          12,787          14,704
Other debt:
  Promissory notes issued for professional fees* .......................................               -           3,428
  Unsecured, non-interest-bearing, long-term debt, denominated in Canadian dollars;
    original face value of Cdn$5.5 million; payable in five annual installments of Cdn$1.0 million and a final payment of Cdn$0.5 million, beginning January 10, 2002; effective interest rate of 8.25%; net of unamortized discount of Cdn$0.2 million and Cdn$0.6 million at
    September 30, 2003, and December 31, 2002, respectively ............................           2,288           2,473
  Other notes, maturing in various years through 2014, with various installments,
    at various interest rates ..........................................................           5,641           6,450
                                                                                              ----------      ----------
Total ..................................................................................         218,280         227,055
Current maturities of long-term debt ...................................................         (14,362)        (19,592)
                                                                                              ----------      ----------
Long-term debt, less current maturities ................................................      $  203,918      $  207,463
                                                                                              ==========      ==========

(footnote on following page)

         * In April 2003 Pioneer's obligations under one such note, with a principal amount of $2.8 million, were satisfied at a discount of $0.4 million. The note bore interest at a variable rate based on the three-month LIBOR rate plus 3.5%. The remaining note, with a principal balance of $0.6 million, was paid in full in August 2003. The note bore interest during the period ended on June 30, 2003, at a variable rate based on the three-month LIBOR rate plus 3.5%, and thereafter at 9% per annum.

         At September 30, 2003, in addition to Senior Secured Debt, Pioneer also had outstanding $2.3 million (net of discount) for an unsecured non-interest-bearing instrument payable to a critical vendor for the settlement of pre-petition amounts owed to that vendor, which contains a covenant that allows the vendor to demand immediate repayment and to begin charging interest at a rate of 9.3% if Pioneer's liquidity, as defined, falls below Cdn$5 million. As of September 30, 2003, Pioneer was in compliance with the terms of the instrument. At September 30, 2003, Pioneer also owed $0.9 million, payable over several years, to another critical vendor, and had $4.7 million of other debt outstanding, comprised of notes maturing in various years through 2014.

         The Revolver provides for revolving loans in an aggregate amount up to $30 million, subject to borrowing base limitations related to the level of accounts receivable, inventory and reserves. The Revolver provides for up to an additional $20 million of availability in the event of successful syndication of additional credit to one or more lenders acceptable to the current lender, but it is not anticipated that such syndication efforts will occur in the near future. Borrowings under the Revolver are available through December 31, 2004, as long as no default exists and all conditions to borrowings are met. Because the Revolver requires a lock-box arrangement and contains a clause that allows the lender to refuse to fund further advances in the event of a material adverse change in Pioneer's business, the Revolver is classified as current debt. Borrowings under the Revolver accrue interest determined on the basis of the prime rate plus a margin. Pioneer incurs a fee on the unused amount of the facility at a rate of 0.375% per year. Note 2 includes a discussion of the financial covenants included in the Revolver, and Pioneer's compliance with those covenants.

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

7.       INVENTORIES

         Inventories consisted of the following:

                                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                                       2003                2002
                                                                                   -------------       ------------
Raw materials, supplies and parts, net                                              $    6,651          $    8,105
Finished goods                                                                           9,838               7,117
Inventories under exchange agreements                                                      246                  89
                                                                                    ----------          ----------
                                                                                    $   16,735          $   15,311
                                                                                    ==========          ==========

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

CONDENSED CONSOLIDATING BALANCE SHEET -- SEPTEMBER 30, 2003 (IN THOUSANDS)

                                                                      PCI        PIONEER       OTHER                      PIONEER
                                                          PCI        CANADA      AMERICAS    GUARANTORS  ELIMINATIONS   CONSOLIDATED
                                                       ---------   ----------   ----------   ----------  ------------   ------------
                      ASSETS

Current assets:
  Cash and cash equivalents ........................   $       -   $    1,663   $    2,913   $        6   $        -     $    4,582
  Accounts receivable, net .........................           -       10,444       33,267            -            -         43,711
  Inventories, net .................................           -        5,603       11,132            -            -         16,735
  Prepaid expenses and other current assets ........         907        2,629          279            -            -          3,815
                                                       ---------   ----------   ----------   ----------   ----------     ----------
         Total current assets ......................         907       20,339       47,591            6            -         68,843
Property, plant and equipment, net .................           -      115,049       75,363        1,528            -        191,940
Other assets .......................................           -          159        3,722            -            -          3,881
Intercompany receivable ............................           -       87,148            -       65,855     (153,003)             -
Investment in subsidiaries .........................      30,941            -            -            -      (30,941)             -
Excess reorganization value over the fair value of
   identifiable assets .............................           -       84,064            -            -            -         84,064
                                                       ---------   ----------   ----------   ----------   ----------     ----------
         Total assets ..............................   $  31,848   $  306,759   $  126,676   $   67,389   $ (183,944)    $  348,728
                                                       =========   ==========   ==========   ==========   ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY
                   IN ASSETS)
Current liabilities:
  Accounts payable .................................   $       -   $    4,463   $    5,471   $        -   $        -     $    9,934
  Accrued liabilities ..............................           -       11,199       14,309           33            -         25,541
  Short-term debt and current portion of
    long-term debt .................................           -          590       13,745           27            -         14,362
                                                       ---------   ----------   ----------   ----------   ----------     ----------
         Total current liabilities .................           -       16,252       33,525           60            -         49,837
Long-term debt, less current portion ...............           -      151,698       52,151           69            -        203,918
Investment in subsidiary ...........................           -      137,166            -            -     (137,166)             -
Intercompany payable ...............................       7,212            -      145,791            -     (153,003)             -
Accrued pension and other employee benefits ........           -        9,270       17,015            -            -         26,285
Other long-term liabilities ........................           -       26,733       15,360        1,959            -         44,052
Stockholders' equity (deficiency in assets) ........      24,636      (34,360)    (137,166)      65,301      106,225         24,636
                                                       ---------   ----------   ----------   ----------   ----------     ----------
         Total liabilities and stockholders'
           equity (deficiency in assets) ...........   $  31,848   $  306,759   $  126,676   $   67,389   $ (183,944)    $  348,728
                                                       =========   ==========   ==========   ==========   ==========     ==========

CONDENSED CONSOLIDATING BALANCE SHEET -- DECEMBER 31, 2002 (IN THOUSANDS)

                                                                      PCI        PIONEER       OTHER                      PIONEER
                                                          PCI        CANADA      AMERICAS    GUARANTORS  ELIMINATIONS   CONSOLIDATED
                                                       ---------   ----------   ----------   ----------  ------------   ------------
                      ASSETS

Current assets:
  Cash and cash equivalents ........................   $       -   $    1,702   $    1,074   $       13   $        -     $    2,789
  Accounts receivable, net .........................           -        9,462       30,521            -            -         39,983
  Inventories, net .................................           -        5,865        9,446            -            -         15,311
  Current derivative asset .........................           -            -       17,834            -            -         17,834
  Prepaid expenses and other current assets ........       2,687        1,702          390            -            -          4,779
                                                       ---------   ----------   ----------   ----------   ----------     ----------
       Total current assets ........................       2,687       18,731       59,265           13            -         80,696
Property, plant and equipment, net .................           -      122,558      118,183        1,528            -        242,269
  Other assets .....................................           -            -       25,755            -            -         25,755
  Intercompany receivable ..........................           -       70,265            -       54,526     (124,791)             -
  Investment in subsidiaries .......................       7,314            -            -            -       (7,314)             -
  Non-current derivative asset .....................           -            -       41,362            -            -         41,362
  Excess reorganization value over the fair value
   of identifiable assets...........................           -       84,064            -            -            -         84,064
                                                       ---------   ----------   ----------   ----------   ----------     ----------
       Total assets ................................   $  10,001   $  295,618   $  244,565   $   56,067   $ (132,105)    $  474,146
                                                       =========   ==========   ==========   ==========   ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY
                   IN ASSETS)
Current liabilities:
  Accounts payable .................................   $       -   $    6,679   $   13,481   $       33   $        -     $   20,193
  Accrued liabilities ..............................           5        6,119       12,037            -            -         18,161
  Current derivative liability .....................           -            -       37,614            -            -         37,614
  Current portion of long-term debt ................       1,520          474       19,091           27            -         21,112
                                                       ---------   ----------   ----------   ----------   ----------     ----------
       Total current liabilities ...................       1,525       13,272       82,223           60            -         97,080
Long-term debt, less current portion ...............           -      151,999       55,375           89            -        207,463
Investment in subsidiary ...........................           -      146,947            -            -     (146,947)             -
Intercompany payable ...............................       7,224            -      117,567            -     (124,791)             -
Accrued pension and other employee benefits ........           -        8,865       17,267            -            -         26,132
Non-current derivative liability ...................           -            -      108,852            -            -        108,852
Other long-term liabilities ........................           -       20,739       10,228        2,400            -         33,367
Stockholders' equity (deficiency in assets).........       1,252      (46,204)    (146,947)      53,518      139,633          1,252
                                                       ---------   ----------   ----------   ----------   ----------     ----------
       Total liabilities and stockholders'
         equity (deficiency in assets) .............   $  10,001   $  295,618   $  244,565   $   56,067   $ (132,105)    $  474,146
                                                       =========   ==========   ==========   ==========   ==========     ==========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2003 (IN THOUSANDS)

                                                                       PCI       PIONEER       OTHER                      PIONEER
                                                          PCI        CANADA      AMERICAS    GUARANTORS  ELIMINATIONS   CONSOLIDATED
                                                       ---------   ----------   ----------   ----------  ------------   ------------
Revenues ...........................................   $       -   $   48,517   $   76,251   $        -   $  (24,767)    $  100,001
Cost of sales ......................................           -      (38,962)     (72,164)           8       24,767        (86,351)
                                                       ---------   ----------   ----------   ----------   ----------     ----------
Gross profit .......................................           -        9,555        4,087            8            -         13,650
Selling, general and administrative expenses .......         (81)      (1,686)      (4,225)           -            -         (5,992)
Asset impairment and other .........................           -          (18)          42            -            -             24
                                                       ---------   ----------   ----------   ----------   ----------     ----------
Operating income (loss) ............................         (81)       7,851          (96)           8            -          7,682
Interest expense, net ..............................           -       (3,788)        (792)          (2)           -         (4,582)
Other income (expense), net ........................           -          (92)      (2,259)       2,261            -            (90)
                                                       ---------   ----------   ----------   ----------   ----------     ----------
Income (loss) before income taxes ..................         (81)       3,971       (3,147)       2,267            -          3,010
Income tax expense .................................           -       (1,057)           -            -            -         (1,057)
                                                       ---------   ----------   ----------   ----------   ----------     ----------
Net income (loss) before equity in earnings (loss)
  of subsidiary ....................................         (81)       2,914       (3,147)       2,267            -          1,953
Equity in net earnings (loss) of subsidiary ........       2,034       (3,147)           -            -        1,113              -
                                                       ---------   ----------   ----------   ----------   ----------     ----------
Net income (loss) ..................................   $   1,953   $     (233)  $   (3,147)  $    2,267   $    1,113     $    1,953
                                                       =========   ==========   ==========   ==========   ==========     ==========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2002 (IN THOUSANDS)

                                                                      PCI        PIONEER        OTHER                     PIONEER
                                                          PCI        CANADA      AMERICAS    GUARANTORS  ELIMINATIONS   CONSOLIDATED
                                                       ---------   ----------   ----------   ----------  ------------   ------------
Revenues ...........................................   $       -   $   37,294   $   66,930   $        -   $  (17,645)    $   86,579
Cost of sales ......................................           -      (33,092)     (47,474)        (734)      17,645        (63,655)
                                                       ---------   ----------   ----------   ----------   ----------     ----------
Gross profit (loss) ................................           -        4,202       19,456         (734)           -         22,924
Selling, general and administrative expenses .......        (148)      (1,819)      (3,625)          (7)           -         (5,599)
Change in fair value of derivatives ................           -            -       (9,782)           -            -         (9,782)
Asset impairment and other .........................           -          819       (1,381)           -            -           (562)
                                                       ---------   ----------   ----------   ----------   ----------     ----------
Operating income (loss) ............................        (148)       3,202        4,668         (741)           -          6,981
Interest expense, net ..............................           -       (3,876)        (608)          (3)           -         (4,487)
Other income (expense), net ........................           -        2,263         (830)           2            -          1,435
                                                       ---------   ----------   ----------   ----------   ----------     ----------
Income (loss) before income taxes ..................        (148)       1,589        3,230         (742)           -          3,929
Income tax expense .................................           -         (656)           -            -            -           (656)
                                                       ---------   ----------   ----------   ----------   ----------     ----------
Net income (loss) before equity in earnings of              (148)         933        3,230         (742)           -          3,273
  subsidiary Equity in net earnings of subsidiary ..       3,421        3,230            -            -       (6,651)             -
                                                       ---------   ----------   ----------   ----------   ----------     ----------
Net income (loss) ..................................   $   3,273   $    4,163   $    3,230   $     (742)  $   (6,651)    $    3,273
                                                       =========   ==========   ==========   ==========   ==========     ==========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2003 (IN THOUSANDS)

                                                                      PCI        PIONEER       OTHER                      PIONEER
                                                         PCI         CANADA      AMERICAS    GUARANTORS  ELIMINATIONS   CONSOLIDATED
                                                       ---------   ----------   ----------   ----------  ------------   ------------
Revenues ...........................................   $       -   $  134,615   $  217,363   $        -   $  (66,630)    $  285,348
Cost of sales ......................................           -     (114,518)    (224,965)         140       66,630       (272,713)
                                                       ---------   ----------   ----------   ----------   ----------     ----------
Gross profit (loss) ................................           -       20,097       (7,602)         140            -         12,635
Selling, general and administrative expenses .......        (250)      (4,707)     (15,073)         (10)           -        (20,040)
Change in fair value of derivatives ................           -            -       87,271            -            -         87,271
Asset impairment and other charges .................           -          (18)     (40,354)           -            -        (40,372)
                                                       ---------   ----------   ----------   ----------   ----------     ----------
Operating income (loss) ............................        (250)      15,372       24,242          130            -         39,494
Interest expense, net ..............................           -      (11,373)      (2,806)          (6)           -        (14,185)
Other income (expense), net ........................           -       (4,538)     (11,655)      11,659            -         (4,534)
                                                       ---------   ----------   ----------   ----------   ----------     ----------
Income (loss) before income taxes ..................        (250)        (539)       9,781       11,783            -         20,775
Income tax benefit .................................           -        2,602            -            -            -          2,602
                                                       ---------   ----------   ----------   ----------   ----------     ----------
Net income (loss) before equity in earnings of
  subsidiary .......................................        (250)       2,063        9,781       11,783            -         23,377
Equity in net earnings of subsidiary ...............      23,627        9,781            -            -      (33,408)             -
                                                       ---------   ----------   ----------   ----------   ----------     ----------
Net income .........................................   $  23,377   $   11,844   $    9,781   $   11,783   $  (33,408)    $   23,377
                                                       =========   ==========   ==========   ==========   ==========     ==========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2002 (IN THOUSANDS)

                                                                      PCI        PIONEER       OTHER                      PIONEER
                                                          PCI        CANADA      AMERICAS    GUARANTORS  ELIMINATIONS   CONSOLIDATED
                                                       ---------   ----------   ----------   ----------  ------------   ------------
Revenues ...........................................   $       -   $  104,180   $  173,783   $        -   $  (45,344)    $  232,619
Cost of sales ......................................           -      (96,490)    (156,672)        (732)      45,344       (208,550)
                                                       ---------   ----------   ----------   ----------   ----------     ----------
Gross profit (loss) ................................           -        7,690       17,111         (732)           -         24,069
Selling, general and administrative expenses .......        (354)      (4,914)     (11,634)          74            -        (16,828)
Change in fair value of derivatives ................           -            -       13,266            -            -         13,266
Asset impairment and other charges .................           -          921       (4,209)           -            -         (3,288)
                                                       ---------   ----------   ----------   ----------   ----------     ----------
Operating income (loss) ............................        (354)       3,697       14,534         (658)           -         17,219
Interest income (expense), net .....................           -      (11,372)      (2,702)           4            -        (14,070)
Other income (expense), net ........................           -          856         (360)          37            -            533
                                                       ---------   ----------   ----------   ----------   ----------     ----------
Income (loss) before income taxes ..................        (354)      (6,819)      11,472         (617)           -          3,682
Income tax benefit .................................           -        2,799            -            -            -          2,799
                                                       ---------   ----------   ----------   ----------   ----------     ----------
Net income (loss) before equity in earnings of
  subsidiary .......................................        (354)      (4,020)      11,472         (617)           -          6,481
Equity in net earnings of subsidiary ...............       6,835       11,472            -            -      (18,307)             -
                                                       ---------   ----------   ----------   ----------   ----------     ----------
Net income (loss) ..................................   $   6,481   $    7,452   $   11,472   $     (617)  $  (18,307)    $    6,481
                                                       =========   ==========   ==========   ==========   ==========     ==========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS -- NINE MONTHS ENDED SEPTEMBER 30, 2003 (IN THOUSANDS)

                                                                      PCI        PIONEER       OTHER       PIONEER
                                                          PCI        CANADA      AMERICAS    GUARANTORS  CONSOLIDATED
                                                       ---------   ----------   ----------   ----------  ------------
Cash flows from operating activities:
          Net cash flows from operating activities...  $   1,513   $    1,835   $   14,381   $        6   $   17,735
Cash flows from investing activities:
  Capital expenditures ..............................          -       (1,791)      (4,388)           -       (6,179)
                                                       ---------   ----------   ----------   ----------   ----------
          Net cash flows from investing activities ..          -       (1,791)      (4,388)           -       (6,179)
                                                       ---------   ----------   ----------   ----------   ----------
Cash flows from financing activities:
  Net proceeds under revolving credit arrangements ..          -            -       (1,918)           -       (1,918)
  Payments on debt ..................................     (1,520)        (649)      (6,236)         (13)      (8,418)
  Proceeds from issuance of stock ...................          7            -            -            -            7
                                                       ---------   ----------   ----------   ----------   ----------
          Net cash flows from financing activities ..     (1,513)        (649)      (8,154)         (13)     (10,329)
                                                       ---------   ----------   ----------   ----------   ----------
Effect of exchange rate changes on cash .............          -          566            -            -          566
                                                       ---------   ----------   ----------   ----------   ----------
Net change in cash and cash equivalents .............          -          (39)       1,839           (7)       1,793
Cash and cash equivalents at beginning of period ....          -        1,702        1,074           13        2,789
                                                       ---------   ----------   ----------   ----------   ----------
Cash and cash equivalents at end of period ..........  $       -   $    1,663   $    2,913   $        6   $    4,582
                                                       =========   ==========   ==========   ==========   ==========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS -- NINE MONTHS ENDED SEPTEMBER 30, 2002 (IN THOUSANDS)

                                                                      PCI        PIONEER       OTHER       PIONEER
                                                          PCI        CANADA      AMERICAS    GUARANTORS  CONSOLIDATED
                                                       ---------   ----------   ----------   ----------  ------------
Cash flows from operating activities:
          Net cash flows from operating activities ..  $       -   $    6,224   $   (3,890)  $      163   $    2,497
                                                       ---------   ----------   ----------   ----------   ----------
Cash flows from investing activities:
  Capital expenditures ..............................          -       (1,759)      (3,206)           -       (4,965)
  Proceeds received from disposals of assets ........          -        2,047            -            -        2,047
                                                       ---------   ----------   ----------   ----------   ----------
          Net cash flows from investing activities ..          -          288       (3,206)           -       (2,918)
                                                       ---------   ----------   ----------   ----------   ----------
Cash flows from financing activities:
  Net proceeds under revolving credit arrangements ..          -       (5,774)       9,821            -        4,047
  Payments on debt ..................................          -         (628)        (839)         (21)      (1,488)
                                                       ---------   ----------   ----------   ----------   ----------
          Net cash flows from financing activities ..          -       (6,402)       8,982          (21)       2,559
                                                       ---------   ----------   ----------   ----------   ----------
Effect of exchange rate changes on cash .............          -          249            -            -          249
                                                       ---------   ----------   ----------   ----------   ----------
Net change in cash and cash equivalents .............          -          359        1,886          142        2,387
Cash and cash equivalents at beginning of period ....          -        1,950        1,674            -        3,624
                                                       ---------   ----------   ==========   ----------   ----------
Cash and cash equivalents at end of period ..........  $       -   $    2,309   $    3,560   $      142   $    6,011
                                                       =========   ==========   ==========   ==========   ==========

10.      EARNINGS PER SHARE

         Basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per share considers, in addition to the above, the dilutive effect of potentially issuable shares during the period.

         Computational amounts for earnings per share are as follows:

                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                             SEPTEMBER 30,             SEPTEMBER 30,
                                                       -----------------------   -----------------------
                                                          2003         2002         2003        2002
                                                       ----------   ----------   ----------   ----------
Net income                                             $    1,953   $    3,273   $   23,377   $    6,481
                                                       ==========   ==========   ==========   ==========

Basic earnings per share:
    Weighted average number of shares outstanding          10,003       10,000       10,002       10,000
                                                       ==========   ==========   ==========   ==========
    Net earnings per share                             $     0.20   $     0.33   $     2.34   $     0.65
                                                       ==========   ==========   ==========   ==========

Diluted earnings per share:
    Weighted average number of shares outstanding          10,145       10,070       10,126       10,000
                                                       ==========   ==========   ==========   ==========
    Net earnings per share                             $     0.19   $     0.33   $     2.31   $     0.65
                                                       ==========   ==========   ==========   ==========

         Options to purchase 225,000 shares that were outstanding during the three and nine months ended September 30, 2003, were not included in the computation of diluted earnings per share because the options' exercise price exceeded the average market price of the shares. Earnings per share for the nine months ended September 30, 2002, were not affected by outstanding options to acquire 720,000 shares because the options' exercise price exceeded the average market price of the shares during that period.

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

         In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under SFAS 145, gains or losses from extinguishments of debt that do not meet the criteria of Accounting Principles Board No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" should be classified to income from continuing operations in all periods presented. Pioneer adopted SFAS 145 effective January 1, 2003, and has classified gains on early extinguishments of debt within income for continuing operations for all periods presented.

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

12.      STOCK BASED COMPENSATION

         At September 30, 2003, PCI had options for the purchase of 667,667 shares of common stock outstanding with exercise prices ranging from $2.00 to $4.00 per share, a weighted average exercise price of $2.99 and a weighted average remaining contractual life of 8.81 years. No options were granted during the nine months ended September 30, 2003, and options for the purchase of 872,000 shares were granted during the nine months ended September 30, 2002. Stock options generally expire 10 years from the date of grant and fully vest after three years.

         The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in 2002: risk free interest rate of 3.8%, no expected dividend yield for all years, expected life of 10 years and expected volatility of 95%. Had compensation expense for the plans been determined consistent with SFAS 123, "Accounting for Stock Based Compensation," and SFAS 148, "Accounting for Stock Based Compensation Transition and Disclosure," Pioneer's pro forma net income and income per share for the three and nine months ended September 30, 2003, and 2002 would have been as indicated below:

                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                                             SEPTEMBER 30,             SEPTEMBER 30,
                                                       -----------------------   -----------------------
                                                          2003         2002         2003         2002
                                                       ----------   ----------   ----------   ----------
Net income:
  As reported ......................................   $    1,953   $    3,273   $   23,377   $    6,481
  Pro forma stock compensation expense .............         (158)        (135)        (475)        (161)
                                                       ----------   ----------   ----------   ----------
Pro forma net income ...............................   $    1,795   $    3,138   $   22,902   $    6,320
                                                       ==========   ==========   ==========   ==========

Income per common share:
  Basic, as reported ...............................   $     0.20   $     0.33   $     2.34   $     0.65
  Basic, pro forma .................................   $     0.18   $     0.31   $     2.29   $     0.63
  Diluted, as reported .............................   $     0.19   $     0.33   $     2.31   $     0.65
  Diluted, pro forma ...............................   $     0.18   $     0.31   $     2.26   $     0.63

13.      SUPPLEMENTAL CASH FLOW INFORMATION

         The net effect of changes in operating assets and liabilities, excluding the impact of remeasuring balances denominated in Canadian dollars, was as follows:

                                                                                          NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                    ------------------------------
                                                                                       2003                2002
                                                                                    ----------          ----------
Accounts receivable                                                                 $   (3,364)         $    5,570
Inventories                                                                               (544)              3,042
Prepaid expenses and other current assets                                                2,362               4,781
Other assets                                                                               831             (11,667)
Accounts payable                                                                       (11,282)             (2,132)
Accrued liabilities                                                                      5,868              (3,756)
Other long-term liabilities                                                              7,120                (917)
                                                                                    ----------          ----------
     Net change in operating assets and liabilities                                 $      991          $   (5,079)
                                                                                    ==========          ==========

         Following are supplemental disclosures of cash flow information:

                                                                                          NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                    ------------------------------
                                                                                       2003                2002
                                                                                    ----------          ----------
Cash payments for:
 Interest                                                                           $   10,429          $   10,211
 Income taxes                                                                                -                   -

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto.

RECENT PRICING TRENDS

         Our ECU netback (that is, the price of an electrochemical unit, or "ECU," consisting of one ton of chlorine and 1.1 tons of caustic soda, adjusted to eliminate the product transportation element) averaged $392 during the three months ended September 30, 2003, compared with $406 for the three months ended June 30, 2003, and $310 for the three months ended September 30, 2002. Prices for the products declined during the third quarter of 2003, but only to a moderate extent despite a decline in the chlor-alkali industry operating rate (which, according to the Chlorine Institute, was approximately 90% during the quarter). During the quarter demand for chlorine from vinyls producers continued to be weak, as U.S. vinyls exports to Asian markets faced competitive pressures, and polyurethane producers also experienced sharp drops in demand for their products.

         Our revenues for the three and nine months ended September 30, 2003 and 2002 were derived as follows:

                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                                             SEPTEMBER 30,            SEPTEMBER 30,
                                                       -----------------------   -----------------------
                                                          2003         2002        2003         2002
                                                       ----------   ----------   ----------   ----------
Chlorine and caustic soda                              $   70,200   $   60,154   $  208,739   $  160,684
Other                                                      29,801       26,425       76,609       71,935
                                                       ----------   ----------   ----------   ----------
                                                       $  100,001   $   86,579   $  285,348   $  232,619
                                                       ==========   ==========   ==========   ==========

                                                       ----------   ----------   ----------   ----------
ECU netback*                                           $      392   $      310   $      387   $      256
                                                       ==========   ==========   ==========   ==========

* The ECU netback relates only to sales of chlorine and caustic soda, and not to sales of other products.

         We are considering the possibility of reopening our Tacoma chlor-alkali plant. We have now agreed on the material terms of a contract for the supply of power to the plant. we are currently evaluating the potential customer base for the plant's chlor-alkali products to determine the advisability of resuming chlor-alkali production operations in Tacoma in 2004.

LIQUIDITY AND CAPITAL RESOURCES

         Debt, Financial Leverage and Covenants. At September 30, 2003, our senior secured debt aggregated $210.4 million, consisting of Senior Secured Floating Rate Guaranteed Notes due 2006 in the aggregate principal amount of $43.2 million (the "Senior Guaranteed Notes"), Floating Rate Term Notes due 2006 in the aggregate principal amount of $4.4 million (the "Senior Floating Notes"), 10% Senior Secured Guaranteed Notes due 2008 in the aggregate principal amount of $150 million (the "10% Senior Secured Notes"), and $12.8 million outstanding under a Revolving Credit Facility with a $30 million commitment and a borrowing base restriction (the "Revolver"). Collectively, the $197.6 million in Senior Guaranteed Notes, Senior Floating Notes and 10% Senior Secured Notes are referred to as the Senior Notes and together with the Revolver are referred to as the Senior Secured Debt.

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

         Our liquidity is still subject to certain risks. While average product prices have been higher during the first nine months of 2003 than in 2002, prices weakened somewhat during the quarter ended September 30, 2003. Energy costs associated with producing chlor-alkali products have affected and in the future may materially affect our results of operations since each one dollar change in the cost of a megawatt hour of electricity generally results in approximately a $2.75 change in our cost to produce an ECU. During the quarter ended September 30, 2003, energy costs continued to increase. Further decreases in product prices or further increases in the cost of electricity in the absence of product price increases may cause us to be unable to meet all of our operational funding and debt service and covenant obligations. In that event, additional amendments of or waivers under our debt agreements or deferrals of interest payments will likely be necessary. We cannot provide any assurance that we would be able to obtain these amendments, waivers or deferrals, or that in the alternative we would be successful in refinancing, restructuring or reorganizing all or a portion of our indebtedness, selling assets, or obtaining additional debt or equity financing.

         The Revolver, as amended, requires us to generate at least $21.550 million of net earnings before extraordinary gains, the effects of derivative instruments excluding derivative expenses paid by us, interest, income taxes, depreciation and amortization (referred to as "Lender-Defined EBITDA") for the twelve-month period ending September 30, 2003, and for each twelve-month period ending each fiscal quarter thereafter.

         Our Lender-Defined EBITDA was a negative $26.0 million for the twelve months ended September 30, 2003. As a result we did not meet the Revolver covenant requirement, but we have obtained a waiver from the lender under the Revolver for the noncompliance with the covenant requirement for the twelve months ended September 30, 2003. We expect that the $40.8 million of charges related to the Henderson impairment and the $9.5 million addition to the environmental reserve in the first quarter of 2003, discussed in Notes 4 and 5, respectively, to our consolidated financial statements, will likely result in the need for a waiver from the lender under the Revolver for the quarter ending December 31, 2003. The impairment charge and the environmental charge will have a negative effect on income before income taxes, and thus on Lender-Defined EBITDA, for the twelve-month period ending on December 31, 2003.

         We report amounts of Lender-Defined EBITDA generated by our business because, as indicated above, there are covenants in the Revolver that require us to generate specified levels of Lender-Defined EBITDA. Lender-Defined EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States of America. Lender-Defined EBITDA should not be considered in isolation of, or as a substitute for, income before income taxes as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Lender-Defined EBITDA, as calculated by us, may not be comparable to similar measures reported by other companies. In addition, Lender-Defined EBITDA does not represent funds available for discretionary use.

         The calculation of Lender-Defined EBITDA is as follows:


                                                     TWELVE MONTHS                         THREE MONTHS ENDED
                                                         ENDED        ------------------------------------------------------------
                                                      SEPTEMBER 30,   SEPTEMBER 30,     JUNE 30,        MARCH 31,     DECEMBER 31,
                                                         2003             2003            2003            2003           2002
                                                     --------------   -------------    ----------      ----------     ------------
Income before income taxes                             $   11,555      $    3,010      $    2,920      $   14,845      $   (9,220)

Interest expense, net                                      19,006           4,582           4,792           4,811           4,821
Depreciation and
   amortization                                            22,240           5,497           5,360           5,194           6,189
Derivative items                                          (78,766)              -               -         (66,272)        (12,494)
                                                       ----------      ----------      ----------      ----------      ----------
Lender-Defined EBITDA                                  $  (25,965)     $   13,089      $   13,072      $  (41,422)     $  (10,704)
                                                       ==========      ==========      ==========      ==========      ==========

         The Revolver requires us to maintain Liquidity (as defined) of at least $5.0 million, and limits annual capital expenditure levels to $25.0 million. At September 30, 2003, Liquidity was $19.2 million, consisting of borrowing availability of $14.6 million and cash of $4.6 million. Capital expenditures were $6.2 million during the first nine months of 2003, and are expected to be $5.2 million during the remainder of the year. The Revolver also provides that, as a condition of borrowings, there shall not have occurred any material adverse change in our business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).

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

         Each holder of Senior Floating Notes may refuse any such repayment. As a result of the application of the applicable provisions with respect to the first quarter of 2003, we redeemed and prepaid $2.4 million of the principal amount of the Tranche A Notes on May 23, 2003. One holder refused the prepayment of the balance of the $2.5 million that was to have been prepaid on that date. No redemption and prepayment of Tranche A Notes was required with respect to the calendar quarters that ended on June 30, 2003, and September 30, 2003.

         At September 30, 2003, in addition to the Senior Secured Debt, we had $2.3 million outstanding under an unsecured non-interest bearing instrument payable to a vendor, which contains a covenant that allows the vendor to demand immediate repayment and begin charging interest at a rate of 9.3% if our liquidity falls below Cdn$5 million; $0.9 million payable over several years to another vendor; and $4.7 million of other debt outstanding, comprised of notes maturing in various years through 2014. In April 2003 we satisfied our obligations under a note in respect of fees owed to professionals, which bore interest at a variable rate based on the three-month LIBOR rate plus 3.5%, and in August 2003 we satisfied our obligations under the remaining note in respect of fees owed to professionals, which bore interest at an annual rate of 9.0%.

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

         During the last quarter of 2003 we will have obligations, in addition to operating and administrative costs, of approximately $14.5 million in the aggregate consisting of the following: (i) interest payments of approximately $8.5 million (comprised of interest on our Senior Notes of $8.1 million payable on December 31, 2003, and anticipated monthly payments of interest on the Revolver ranging from $75,000 to $150,000), (ii) capital expenditures of $5.2 million, (iii) severance payments of $0.2 million and (iv) repayment obligations of $0.6 million. During the first quarter of 2004 we will have obligations, in addition to operating and administrative costs, that will include interest payments of approximately $1.0 million (comprised of interest on our Senior Notes of $0.5 million payable on March 31, 2004, and anticipated monthly payments of interest on the Revolver ranging from $75,000 to $150,000) and other repayment obligations of $1.6 million; the level of expected capital expenditures during the first quarter of 2004 has not yet been determined. We expect to fund all of these obligations through available borrowings under our Revolver and internally-generated cash flows from operations, including changes in working capital. We can provide no assurance that we will have sufficient resources to fund all of these obligations and investments.

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

         As of December 31, 2002, we had recorded a net liability of $87.3 million for the net mark-to-market loss on outstanding derivative positions, and a receivable from CRC of $21.0 million, included in "Other Assets" on the balance sheet, for estimated proceeds received by CRC for matured derivative contracts. Due to the settlement of the CRC dispute, both the $87.3 million net liability and the $21.0 million receivable were reversed in the first quarter of 2003, resulting in a non-cash net gain of $66.3 million. These amounts are recorded in the consolidated statement of operations for the nine months ended September 30, 2003, as $87.3 million of operating income under the caption "Change in Fair Value of Derivatives," to reflect the reversal of the previously recorded mark-to-market loss, and $21.0 million of "Cost of Sales - Derivatives," reflecting the reversal of the receivable from CRC.

         Net Cash Flows from Operating Activities. During the first nine months of 2003 our cash flow provided by operating activities was $17.7 million, a $15.2 million increase from the same period in 2002. The increase was primarily attributable to ECU prices that were higher during the 2003 period, partially offset by energy costs that increased throughout the period.

         Net Cash Flows from Investing Activities. Cash used in investing activities during the first nine months of 2003 was $6.2 million for capital expenditures.

         Net Cash Flows from Financing Activities. Cash used in financing activities during the first nine months of 2003 totaled approximately $10.3 million, due primarily to debt payments made during the period, which included, among other items, a $2.4 million redemption and prepayment of the Tranche A Notes and $3.0 million for the repayment of two promissory notes, as well as net repayments under the Revolver of $1.9 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         We apply those accounting policies that we believe best reflect the underlying business and economic events, consistent with generally accepted accounting principles. Inherent in such policies are certain key assumptions and estimates that we have made. Our critical accounting policies include those related to long-lived assets, accruals for long-term employee benefit costs such as pension and other post-employment costs, revenue recognition, environmental liabilities, inventory reserves, allowance for doubtful accounts and income taxes.

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

         Environmental Liabilities. We provide for environmental remediation costs bassed on estimates of known environmental remediation exposure when such amounts are probable and estimable. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. Capital costs incurred to prevent future environmental contamination are capitalized.

         We believe that the accounting estimate related to environmental liabilities is a critical accounting estimate because it is highly susceptible to change from period to period. Factors that can impact environmental liabilities include, among other things, the regulatory environment, remediation technology and methodology and the applicability of indemnity agreements. Estimating environmental liabilities also requires management to make assumptions about future resolution of environmental uncertainties and future cost estimates. There can be no assurance that such predictions are likely to occur or that the actual outcome will be comparable to the current assumptions. During the fourth quarter of 2003 we expect to fund approximately $0.4 million in remediation expenses and $1.9 million in capital expenditures relating to our environmental compliance program.

         Long-Term Employee Benefit Costs. As of September 30, 2003, we reported accrued pension and other employee benefits of $26.3 million. Key assumptions include the long-term rate of return on pension assets, the annual rate of inflation of health care costs and the applicable interest rate. Effective December 31, 2002, we decreased our interest rate assumption for our U.S. employee benefit plans. The interest rate decrease and lower-than-expected returns on plan assets are expected to increase our net periodic pension and post-retirement benefits expense by approximately $0.7 million in 2003. Changes in key estimates and assumptions could have a material impact on recorded liability amounts and our statutorily-required annual cash funding obligations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

         Revenues. During the three months ended September 30, 2003, we produced 174,000 tons of chlorine and 194,000 tons of caustic soda; approximately 29% of the chlorine and 12% of the caustic soda was used to manufacture bleach, hydrochloric acid and other downstream products. We also purchased 38,000 tons of caustic soda for resale during the quarter. During the three months ended September 30, 2002, we produced 184,000 tons of chlorine and 206,000 tons of caustic soda; approximately 26% of the chlorine and 12% of the caustic soda was used to manufacture bleach, hydrochloric acid and other downstream products. We also purchased 36,000 tons of caustic soda for resale during the 2002 quarter.

         Revenues increased by $13.4 million, or approximately 16%, to $100.0 million for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002, with higher ECU prices being offset somewhat by lower sales volumes. The average ECU netback (which relates only to sales of chlorine and caustic soda) for the three months ended September 30, 2003, was $392, an increase of 26% from the average netback of $310 during the three months ended September 30, 2002. Revenues in the most recent quarter were also favorably affected by increased prices and volumes for our other products, with an increase of $2.5 million in revenues resulting from improved bleach sales in the western U.S.

         Cost of Sales - Product. Cost of sales - product increased by $8.5 million, or approximately 11%, for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. The increase was attributable to increased electricity costs of approximately $4.1 million, an increase of approximately $2.0 million in other variable production costs and the cost of products purchased for resale, approximately $2.8 million of increased operating and maintenance expenses, and an increase in freight expense of $0.6 million, offset somewhat by a $1.0 million decrease in depreciation expense. Lower sales volumes had the effect of moderating the increase in cost of sales - product.

         Cost of Sales - Derivatives. As a result of the settlement of the derivatives dispute with CRC that was effective January 1, 2003, there was no cost of sales - derivatives during the third quarter of 2003. For the three months ended September 30, 2002, the estimated benefit from matured derivatives was $14.1 million. See " - Liquidity and Capital Resources - Settlement of Dispute with the Colorado River Commission" above and Note 3 to the consolidated financial statements.

         Gross Profit. Gross profit margin decreased to 14% for the three months ended September 30, 2003 from 26% for the three months ended September 30, 2002. Gross profit decreased by $9.3 million from $22.9 million in the third quarter of 2002 to $13.6 million in the current quarter, due to the items described above.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.4 million, or approximately 7%, to $6.0 million for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. The increase was attributable to a $0.3 million increase in professional fees and a $0.1 million increase in depreciation expense.

         Change in Fair Value of Derivatives. As a result of the settlement of the derivatives dispute with CRC discussed above, there was no impact from derivatives in the third quarter of 2003. For the three months ended September 30, 2002, the mark-to-market change in fair value of the derivative positions was a net unrealized loss of $9.8 million. See " - Liquidity and Capital Resources - Settlement of Dispute with the Colorado River Commission" above and
Note 3 to the consolidated financial statements.

         Asset Impairment and Other. Asset impairment and other for the three months ended September 30, 2003 was nominal. Asset impairment and other for the three months ended September 31, 2002 of $0.6 million was primarily comprised of executive severance expense and legal fees related to Pioneer's emergence from bankruptcy, offset to an extent by a $0.7 million gain from sales of assets.

         Interest Expense. Interest expense was relatively unchanged during the three months ended September 30, 2003, as compared to the three months ended September 30, 2002.

         Other Income (Expense), Net. Other expense, net of $0.1 million in the third quarter of 2003 reflected foreign exchange losses. Other income, net for the quarter ended September 30, 2002, included foreign exchange gains of $1.3 million.

         Income Tax Benefit (Expense). The income tax expense for the quarters ended September 30, 2003, and September 30, 2002, was $1.1 million and $0.7 million, respectively, reflecting foreign tax expense on income from our Canadian operations. Due to uncertainty as to the use of our U.S. net operating loss carryforwards and other deferred tax assets in future years, we have recorded a 100% valuation allowance in connection with our U.S. deferred tax assets. When our U.S. operations generate income, the valuation allowance is reduced by the amount of related income tax expense, and when losses are incurred, the valuation allowance is increased by the amount of related income tax benefit.

         Net Income. Due to the factors described above, net income for the three months ended September 30, 2003, was $2.0 million, compared to net income of $3.3 million for the third quarter of 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

         Revenues. During the nine months ended September 30, 2003, we produced 511,000 tons of chlorine and 571,000 tons of caustic soda; approximately 26% of the chlorine and 11% of the caustic soda was used to manufacture bleach, hydrochloric acid and other downstream products. We also purchased 95,000 tons of caustic soda for resale during the nine-month period. During the nine months ended September 30, 2002, we produced 543,000 tons of chlorine and 608,000 tons of caustic soda; approximately 25% of the chlorine and 10% of the caustic soda was used to manufacture bleach, hydrochloric acid and other downstream products. We also purchased 80,000 tons of caustic soda for resale during the nine months ended September 30, 2002. The lower production in 2003 was attributable in part to the closing of our Tacoma chlor-alkali plant during the first quarter of 2002.

         Revenues increased by $52.7 million, or approximately 23%, to $285.3 million for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. The increase resulted from higher ECU prices, offset slightly by lower sales volumes. The average ECU sales price for the nine months ended September 30, 2003, was $387, an increase of 52% from the average sales price of $255 during the nine months ended September 30, 2002. Revenues for the nine months ended September 30, 2003 were also favorably affected by increased prices and volumes for our other products, with an increase of $6.3 million in revenues resulting from improved bleach sales in the western U.S.

         Cost of Sales-Product. Cost of sales - product increased by $32.5 million, or approximately 15%, for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. The increase was primarily attributable to an environmental charge of $9.5 million (see Note 5 to the consolidated financial statements), increased electricity costs of approximately $10.2 million, an increase of approximately $4.9 million in other variable production costs and cost of products purchased for resale, approximately $10.3 million of increased operating and maintenance expenses, and the absence of a $1.1 million curtailment gain recorded in the nine months ended September 30, 2002, related to the Tacoma plant shutdown. Those increases were offset to some extent by a $2.8 million decrease in depreciation expense and a $0.7 million decrease in freight expense. Lower sales volumes had the effect of moderating the increase in cost of sales - product.

         Cost of Sales - Derivatives. As a result of the settlement of the derivatives dispute with CRC, cost of sales - derivatives for the nine months ended September 30, 2003, reflects the reversal of a $21.0 million receivable from CRC for the estimated net proceeds from matured derivatives that had not been remitted to us by CRC. For the nine months ended September 30, 2002, the estimated benefit from matured derivatives was $10.7 million. See " - Liquidity and Capital Resources - Settlement of Dispute with the Colorado River Commission" above and Note 3 to the consolidated financial statements.

         Gross Profit. Gross profit margin decreased to 4% for the nine months ended September 30, 2003, from 10% for the nine months ended September 30, 2002. Gross profit decreased by $11.5 million from $24.1 million in the nine months of 2002 to $12.6 million in the first nine months of 2003, due to the items described above.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.2 million, or approximately 19%, for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, primarily due to an increase of approximately $1.9 million in bad debt expense and $1.1 million of personnel-related costs. We revised estimates for the allowance for doubtful accounts to reflect judgments about economic conditions and their effect on certain customers.

         Change in Fair Value of Derivatives. Income from change in fair value of derivatives of $87.3 million in the nine months ended September 30, 2003, represents the reversal of the December 31, 2002, net liability for the mark-to-market loss on outstanding derivative contracts due to the derivatives settlement that was effective January 1, 2003. For the nine months ended September 30, 2002, the mark-to-market change in fair value of the derivative positions was a net unrealized gain of $13.3 million. See " - Liquidity and Capital Resources - Settlement of Dispute with the Colorado River Commission" above and Note 3 to the consolidated financial statements.

         Asset Impairment and Other. Asset impairment and other charges for the nine months ended September 30, 2003, included a $40.8 million impairment charge related to the Henderson facility (see Note 4 to the consolidated financial statements), offset slightly by a $0.4 million gain from the early payment of a promissory note. Asset impairment and other charges of $3.3 million for the nine months ended September 30, 2002, included approximately $1.9 million of severance expense and $0.7 million of other costs related to idling the Tacoma plant, $0.4 million of severance expense related to staff reductions at the Cornwall plant, $0.6 million of executive severance expense, and $0.5 million of legal expense related to Pioneer's emergence from bankruptcy, offset somewhat by a $1.1 million gain from sales of assets.

         Interest Expense. Interest expense was relatively unchanged during the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002.

         Other Income (Expense), Net. Other expense, net for the nine months ended September 30, 2003, was comprised of a foreign exchange loss of $4.5 million. Other income, net of $0.5 million in the prior-year period included various nominal items.

         Income Tax Benefit. The income tax benefit for the nine months ended September 30, 2003, and September 30, 2002, was $2.6 million and $2.8 million, respectively, reflecting foreign tax benefit on the loss from our Canadian operations. Due to uncertainty as to the use of our U.S. net operating loss carryforwards and other deferred tax assets in future years, we have recorded a 100% valuation allowance in connection with our U.S. deferred tax assets. When our U.S. operations generate income, the valuation allowance is reduced by the amount of related income tax expense.

         Net Income. Due to the factors described above, net income for the nine months ended September 30, 2003, was $23.4 million, compared to net income of $6.5 million for the same period in 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The nature of our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2002 have not changed significantly during the nine months ended September 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

         In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

         31.1 Certification of Michael Y. McGovern required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

         31.2 Certification of Gary L. Pittman required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

         32.1 Certification of Michael Y. McGovern required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

         32.2 Certification of Gary L. Pittman required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

         99.1+ Items incorporated by reference from the Pioneer Companies, Inc. Form 10-K for the year ended December 31, 2002: Item 1 Business-- Risks.

----------
+Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference

          (b)     Reports on Form 8-K

         On August 15, 2003, we filed a report on Form 8-K. Under Item 5 of the report ("Other Events and Regulation FD Disclosure"), we reported that we had issued a press release announcing Pioneer's results for the second quarter of 2003. Under Item 7 of the report ("Financial Statements, Pro Forma Financial Statements and Exhibits") we filed the press release issued by Pioneer Companies, Inc. on August 14, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                               PIONEER COMPANIES, INC.

Date: November 13, 2003                        By: /s/ Gary L. Pittman
                                                   -----------------------------
                                                   Gary L. Pittman
                                                   Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

                                  EXHIBIT INDEX

31.1 Certification of Michael Y McGovern required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Gary L. Pittman required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of Michael Y. McGovern required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C.
         Section 1350.

32.2 Certification of Gary L. Pittman required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C.
         Section 1350.

99.1+ Items incorporated by reference from the Pioneer Companies, Inc. Form 10-K for the year ended December 31, 2002: Item 1 Business-- Risks.

----------
+Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference