Form 10-K
period 2003-12-31
PIONEER COMPANIES INC
filed 2004-03-30
CIK 830141

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                         COMMISSION FILE NO. 000-31230

                            PIONEER COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      06-1215192
(State or other jurisdiction of incorporation
               or organization)                     (I.R.S. Employer Identification No.)

      700 LOUISIANA STREET, SUITE 4300,
                HOUSTON, TEXAS                                     77002
   (Address of principal executive offices)                      (Zip code)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (713) 570-3200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------   ---------------------------------------------
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

     The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2003, based on the last reported trading price of the registrant's common stock on the OTC Bulletin Board on that date, was $22.6 million. For purposes of the above statement only, all directors, executive officers and 10% shareholders are deemed to be affiliates.

     There were 10,010,665 shares of the registrant's common stock outstanding on March 23, 2004.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's definitive proxy statement for the registrant's 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                    PART I

 Item 1.   Business....................................................    1
 Item 2.   Properties..................................................   18
 Item 3.   Legal Proceedings...........................................   19
 Item 4.   Submission of Matters to a Vote of Security Holders.........   19
 Item 4A.  Executive Officers of the Registrant........................   19

                                   PART II

 Item 5.   Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   21
 Item 6.   Selected Financial Data.....................................   22
 Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   24
 Item 7A.  Quantitative and Qualitative Disclosures about Market
           Risk........................................................   38
 Item 8.   Financial Statements and Supplementary Data.................   38
 Item 9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   38
 Item 9A.  Controls and Procedures.....................................   38

                                   PART III

 Item 10.  Directors and Executive Officers of the Registrant..........   39
 Item 11.  Executive Compensation......................................   39
 Item 12.  Security Ownership of Certain Beneficial Owners and
           Management..................................................   39
 Item 13.  Certain Relationships and Related Transactions..............   39
 Item 14.  Principal Accounting Fees and Services......................   39

                                   PART IV

 Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   40

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Pioneer Companies, Inc. and its subsidiaries have manufactured and marketed chlorine, caustic soda and related products in North America since 1988. We conduct our primary business through our operating subsidiaries: PCI Chemicals Canada Company (which we refer to as PCI Canada) and Pioneer Americas LLC (which we refer to as Pioneer Americas).

     Chlorine and caustic soda are commodity chemicals that are used in a wide variety of applications and chemical processes. We believe they are the seventh and sixth most commonly produced chemicals, respectively, in the United States, based on volume. Caustic soda and chlorine are co-products, concurrently produced in a ratio of approximately 1.1 to 1 through the electrolysis of salt water. An electrochemical unit, which we refer to as an ECU, consists of 1.1 tons of caustic soda and 1 ton of chlorine.

     Chlorine is used in 60% of all commercial chemistry, 85% of all pharmaceutical chemistry and 95% of all crop protection chemistry. More than 15,000 products, including water treatment chemicals, plastics, detergents, pharmaceuticals, disinfectants and agricultural chemicals, are manufactured with chlorine as a raw material. Chlorine is also used directly in water disinfection applications. In the United States and Canada, chlorination is used to make public drinking water safe to drink, and a significant portion of industrial and municipal wastewater is treated with chlorine or chlorine derivatives to kill water-borne pathogens.

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

     We believe that our chlor-alkali production capacity represents approximately 5% of the chlor-alkali industry's production capacity in the United States and Canada. We currently operate the following production facilities that produce chlorine and caustic soda and related products. Production capacity is stated in tons.

                                                                                                              PRODUCTION
             LOCATION                                        MANUFACTURED PRODUCTS                             CAPACITY
             --------                                        ---------------------                            ----------
Becancour, Quebec..................  Chlorine                                                                    340,000
                                     Caustic soda                                                                383,000
                                     Hydrochloric acid                                                           150,000
                                     Bleach                                                                        9,600
St. Gabriel, Louisiana.............  Chlorine                                                                    197,000
                                     Caustic soda                                                                216,700
Henderson, Nevada..................  Chlorine                                                                    152,000
                                     Caustic soda                                                                167,200
                                     Hydrochloric acid                                                           130,000
                                     Bleach                                                                      180,000
Dalhousie, New Brunswick...........  Chlorine                                                                     36,000
                                     Caustic soda                                                                 40,000
                                     Sodium chlorate                                                              22,000
Cornwall, Ontario..................  Hydrochloric acid                                                            14,700
                                     Bleach                                                                      236,000
                                     Cereclor(R) chlorinated paraffin                                              9,800
                                     IMPAQT(R) pulping additive                                                    3,000
Tracy, California..................  Bleach                                                                      233,000

                                                                                 PRODUCTION
               LOCATION                          MANUFACTURED PRODUCTS            CAPACITY
               --------                          ---------------------           ----------
Santa Fe Springs, California...........  Bleach                                     180,000
Tacoma, Washington.....................  Bleach                                      90,000
                                         Calcium chloride                             8,800

     During 2001 we idled half of the production at our Tacoma, Washington chlor-alkali plant, and in 2002 the plant's remaining production capacity was idled. We had considered the possibility of resuming chlor-alkali production operations at the facility, but in March 2004 it was determined that as a result of our inability to identify and develop the significant long-term market base that would be served by the plant, chlor-alkali production at the plant will not be resumed. We will continue to use the plant site as a terminal to serve our customers in the Pacific Northwest, and calcium chloride is also produced at the facility. We produce bleach at a separate facility in Tacoma.

     Chlor-alkali manufacturers in the United States and Canada account for approximately 28% of world chlor-alkali annual production capacity, with approximately 15.4 million tons of chlorine and 16.4 million tons of caustic soda production capacity. The Dow Chemical Company ("Dow") and Occidental Chemical Corporation ("OxyChem") are the two largest chlor-alkali producers in North America, together representing approximately 52% of U.S. and Canadian capacity. Seventeen companies share the remaining capacity, and approximately 72% of the total capacity is located on the Gulf Coast. The chlor-alkali industry in the United States and Canada is highly competitive, and many of our competitors, including Dow, OxyChem and PPG Industries, Inc., are substantially larger and have greater financial resources than we do. While widely available technology is used in chlor-alkali production, capital requirements and the difficulty of obtaining permits for the production of chlor-alkali and chlor-alkali related products may create barriers to entry.

     Our ability to compete effectively depends on our ability to maintain competitive prices, to provide reliable and responsive service to our customers and to operate in a safe and environmentally responsible manner. Our goal is build long-term relationships with our customers by meeting their product quality, delivery schedule and sales support needs. We believe that there are some characteristics of our production capabilities that distinguish us from many of our competitors, including the following:

     - our Becancour facility is a lower-cost production facility as a result of that facility's use of hydropower;

     - our St. Gabriel facility has three pipelines that allow us to efficiently transport and supply chlorine to customers in the area; and

     - our Henderson facility is the only currently operating chlor-alkali production facility in the western region of the United States, providing us with a strong regional presence and transportation cost advantages.

     In 2003 approximately 200,000 tons (30%) of the chlorine and 90,000 tons (11%) of the caustic soda that we produced at our chlor-alkali plants were used for our internal production of bleach and hydrochloric acid. We sell our remaining production in the merchant market. In contrast, many chlor-alkali companies use a large proportion of the chlorine that they produce for the internal production of other chemical products. At times those companies treat the caustic soda that they produce as a secondary product that they are willing to dispose of at a discount, which places us at a competitive disadvantage.

     Our St. Gabriel and Dalhousie facilities use the mercury cell production process, which yields premium grade, low-salt caustic soda, a niche product that is required by certain customers. However, many of our competitors benefit from a greater use of the membrane production process. See " -- Technology" below.

     Other competitive disadvantages that we face include relatively high power costs at our Henderson and St. Gabriel facilities; our need to acquire salt from third-party producers, with attendant cost and transportation issues; our inability to spread our fixed costs over a large manufacturing base; and our inability to serve some customers in Canada and the United States without incurring significant transportation costs. The demand for and prices of chlorine and caustic soda are heavily influenced by conditions in the vinyls and aluminum industries, respectively, so those conditions have an effect on us, even though we do not sell large amounts of our products to customers in either industry. See "-- Marketing, Pricing, Production and Distribution -- Marketing" below.

     Much of the bleach that we produce at several of our plants is sold in bulk quantities for use in municipal water treatment and as a disinfectant in food processing. We also supply bulk bleach to consumer and commercial disinfectant and cleanser manufacturers. Hydrochloric acid has a variety of industrial uses, including mining operations and the production of oil and gas, exotic metals, rocket fuel, computer hardware, dyes, ink and solvents. Sodium chlorate is used in pulp and paper bleaching, and chlorinated paraffin is used in plastics compounding and in cosmetics and lotions manufacturing. The hydrogen that is produced as a by-product of the production of chlorine and caustic soda is generally used either as a raw material in the production of hydrochloric acid or as a boiler fuel, although pipelines at the St. Gabriel and Becancour plants are used to transport the hydrogen produced at those plants directly to purchasers.

     We primarily use our own sales force to serve our markets, although we also sell some of our products to distributors. We use one facility that we own and three leased terminal facilities to store and distribute caustic soda and hydrochloric acid, and we use an additional fifteen transfer facilities where rail shipments are transloaded to trucks for local distribution.

RECENT DEVELOPMENTS

  RECENT TRENDS IN PRODUCT PRICES AND COSTS

     We believe that, during the first six months of 2004, our average ECU netback (that is, price adjusted to eliminate the product transportation element) will be less than the 2003 average of $382, as we do not expect the projected improvement in chlorine prices to offset declining caustic soda prices. Operating margins will be adversely affected by the lower ECU values and by natural gas prices that are still at relatively high levels, although natural gas prices are now somewhat lower than the 2003 average. Electricity purchases account for the largest percentage of our raw material cost, and our plants at St. Gabriel and Henderson rely on power sources that primarily use natural gas for the generation of electricity. High energy prices are also affecting the global positioning of chlor-alkali production capacity, since production capacity and demand is increasing in Asia, where access to lower-cost power is available.

  COST-REDUCTION MEASURES

     In February 2004 we engaged a consulting group to assist us in an organizational efficiency project. The project will involve the design, development and implementation of uniform and standardized systems, processes and policies to improve our management, sales and marketing, production, process efficiency, logistics and material management and information technology functions. The consulting fees that we will pay in connection with the project are estimated to be from $2.8 million to $3.6 million. We believe that this project will produce significant future cost savings, although the major benefits of the project have not yet been quantified and will not be realized until 2005 and future years. We are pursuing the project to improve our efficiency and our operating margins, so that we will be able to improve our cost competitiveness with other North American chlor-alkali producers, most of which are larger, enjoy access to lower-cost raw material and energy sources, and, because of the scale of their production facilities, have significantly lower unit operating costs.

     As part of a continuing effort to reduce our costs, the employee health care plan that we provide to our U.S. employees was revised in 2003 to reduce the share of health care costs that are borne by the company, and further reductions have been effected for 2004. However, this may be offset in part or whole by increased health care costs generally. Effective February 29, 2004, benefits under our U.S. defined benefit pension plan were frozen, and future retirement benefits for our U.S. employees will be provided through enhanced contributions to our defined contribution pension plan.

  AMENDMENT OF REVOLVER

     An important component of our senior secured debt is a Revolving Credit Facility with a $30 million commitment and a borrowing base restriction (the "Revolver"). An amendment to the Revolver that was effective as of December 31, 2003, extended the maturity date of borrowings by two years, from December 31, 2004, to December 31, 2006, and reduced the applicable interest rates and fees that are payable to the lender. Our ability to borrow under the Revolver on the basis of the London inter-bank offered rate was also restored.

     One of the covenants in the Revolver requires us to generate at least $21.55 million of net earnings before extraordinary gains, the effects of the derivative instruments excluding derivative expenses paid by us, interest, income taxes, depreciation and amortization (referred to as "Lender-Defined EBITDA") for each twelve-month period ending at the end of each calendar quarter. During some periods in 2002 and 2003, our Lender-Defined EBITDA was less than the amounts required, although in the absence of certain asset impairment charges and an increase in our reserve for environmental costs, our Lender-Defined EBITDA would have exceeded the covenant requirement. The lender waived our noncompliance during those periods. The December 2003 amendment also included a change in the definition of Lender-Defined EBITDA that eliminated the effect of the asset impairment charge and the environmental reserve addition that occurred in the first quarter of 2003. For the twelve months ended December 31, 2003, we were in compliance with the covenant for that period.

MARKETING, PRICING, PRODUCTION AND DISTRIBUTION

  MARKETING

     Chlorine and caustic soda are commodity chemicals that we typically sell under contracts to customers in the United States and Canada, although we occasionally export an immaterial amount of caustic soda on a spot basis. Because chlorine and caustic soda are commodity chemicals, our sales contracts typically contain pricing that is determined on a quarterly basis by mutual agreement. Our contracts often contain "meet or release clauses" that allow the customer to terminate the contract if we do not meet a better price for the product that the customer is offered by a competitor, and the contracts also allow either party to terminate the agreement if mutual agreement as to the applicable price is not reached. Both the chlorine and caustic soda markets have been, and are likely to continue to be, cyclical. Periods of high demand, high capacity utilization and increasing operating margins tend to result in new plant investments and increased production until supply exceeds demand, followed by a period of declining prices and declining capacity utilization until the cycle is repeated. See "-- Risks -- Our operating results could be negatively affected during economic downturns" below.

     Approximately 15% of our 2003 revenues was derived from sales of products for use in the water treatment industry, approximately 27% resulted from sales for use in the pulp and paper industry and approximately 9% was derived from sales for use by urethane producers. We rely heavily on repeat customers, and our management and dedicated sales personnel are responsible for developing and maintaining successful long-term relationships with our customers. We also sell certain products to distributors, although recently we have reduced our reliance on the use of distributors. No customer accounted for more than 10% of our total revenues in any of our last three fiscal years.

  PRICING

     Our average ECU netback was $382 in 2003, compared to $270 in 2002 and $337 in 2001. The netback improved in the first quarter of 2003, mainly as a result of a caustic soda price increase announced for January 1. Strong demand for chlorine in the first quarter of 2003, principally from the vinyls sector, coupled with lower industry profitability due to high energy costs, led to price increases for both chlorine and caustic soda effective on April 1, 2003. These increases yielded a three-year record high ECU netback in the second quarter of 2003. No further price increases were implemented in 2003 and the average ECU netback declined in the third quarter, and further eroded in the fourth quarter, as caustic soda prices declined because of soft demand and seasonal plant shutdowns and curtailed production at some of our major customers. Quarterly average ECU netbacks for 2003, 2002 and 2001 were as follows:

                                                          2003   2002   2001
                                                          ----   ----   ----
First Quarter...........................................  $362   $240   $379
Second Quarter..........................................   406    225    359
Third Quarter...........................................   392    310    319
Fourth Quarter..........................................   366    317    292

     Caustic soda prices have continued to decline in the first quarter of 2004, but the chlorine markets are firming and a $75 per ton price increase for chorine was announced in February 2004. The increase was implemented immediately or as soon as contract terms permit, although individual contract terms will in some cases limit or prohibit the imposition of the increase.

  PRODUCTION

     ECU production volumes at our chlor-alkali facilities and at all chlor-alkali industry production facilities in the U.S. and Canada for 2003, 2002 and 2001 were as follows:

                                                                         % OF PRODUCTION
                                            ECUS (IN TONS)                   CAPACITY
                                 ------------------------------------   ------------------
                                    2003         2002         2001      2003   2002   2001
                                 ----------   ----------   ----------   ----   ----   ----
Pioneer Production Volume(1)...     671,000      694,000      633,000    93%    96%    87%
Industry Production
  Volume(2)....................  13,890,000   14,000,000   13,560,000    84%    89%    90%

---------------

(1) Excludes production volumes and capacities at our Tacoma facility. The facility's capacity was reduced by 50% in March 2001, and the facility was idled in March 2002. In 2002 and 2001 the facility's production volumes were 15,000 ECUs and 103,000 ECUs, respectively.

(2) Source: Chemical Market Associates, Inc.

     We also purchased 140,000 tons, 104,000 tons, and 59,000 tons of caustic soda for resale in 2003, 2002, 2001, respectively.

     Production rates for chlorine and caustic soda are generally set based upon demand for chlorine, because storage capacity for chlorine is both limited and expensive. When demand for chlorine is high and operational capacity is expanded accordingly, an increase in the supply of both chlorine and caustic soda occurs since chlorine and caustic soda are produced in a fixed ratio. As a result, the price of caustic soda is often depressed as there is insufficient demand for the increased supply. This imbalance may have the short-term effect of limiting our operating profits because improving margins in chlorine may be offset by declining margins in caustic soda. When demand for chlorine declines to a level below plant operational capacity and available storage is filled, production must be curtailed, even if demand for caustic soda has increased. This imbalance may also have the short-term effect of limiting our operating profits because improving margins for caustic soda may be offset by both declining margins in chlorine and the reduced production of both products. Our railcars can, under certain circumstances, be used to provide additional storage capacity.

  DISTRIBUTION

     The chlorine that we produce is transported to our customers in railcars, and for customers near our plant in St. Gabriel, Louisiana, by pipelines. We ship caustic soda by railcars, trucks, ships or barges, and we ship our other products by railcars or trucks. We lease a fleet of approximately 2,100 railcars, and use third-party transportation operators for truck and water-borne distribution. We are increasing our ability to maintain inventory at leased terminal space, and we now store inventory at three terminal locations for truck-load shipments to customers. Another fifteen locations are used for the direct transfer of product from railcars to trucks for distribution.

TECHNOLOGY

     We utilize three different technologies in the production of chlor-alkali products through the electrolysis of brine: diaphragm cell technology, mercury cell technology and membrane cell technology. Diaphragm cell technology, which is used for approximately 60% of our production capacity, employs a coated titanium anode, a steel cathode and an asbestos or asbestos/polymer separator. While diaphragm cell technology consumes less power, it produces caustic soda with a relatively higher salt content that requires evaporation with steam to reach a commercial concentration. Mercury cell technology, which is used in approximately 31% of our production capacity, employs a coated titanium anode and flowing mercury as a cathode. Mercury cell technology produces higher-purity caustic soda that does not require evaporation, but it consumes relatively more power and the mercury requires heightened handling and disposal practices. Membrane cell technology, which is used in approximately 9% of our production capacity and is generally the most efficient technology, employs a coated titanium anode, a nickel cathode and a fluorocarbon membrane separator. As membrane cell technology produces higher-purity caustic soda than diaphragm cell technology, and it requires lower power consumption and lower steam consumption, most new chlor-alkali plants use that technology. See Item 2
"Properties -- Facilities" below for information regarding the use of these technologies by our chlor-alkali production facilities.

ENVIRONMENTAL REGULATION

  U.S. REQUIREMENTS

     General. Various federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, affect our operations and costs. In particular, our activities in connection with the production of chlor-alkali and chlor-alkali related products are subject to stringent environmental regulation. As with the industry generally, compliance with existing and anticipated regulations affects our overall cost of business. Areas affected include capital costs to construct, maintain and upgrade equipment and facilities. Anticipated and existing regulations affect our capital expenditures and earnings, and they may affect our competitive position to the extent that regulatory requirements with respect to a particular production technology may give rise to costs that our competitors might not bear. Environmental regulations have historically been subject to frequent change by regulatory authorities, and we are unable to predict the ongoing cost to us of complying with these laws and regulations or the future impact of such regulations on our operations. Violation of federal or state environmental laws, regulations and permits can result in the imposition of significant civil and criminal penalties, injunctions and construction bans or delays. A discharge of chlorine or other hazardous substances into the environment could, to the extent such event is not insured, subject us to substantial expense, including both the cost to comply with applicable regulations and claims by neighboring landowners and other third parties for any personal injury and property damage that might result.

     Air Emissions. Our U.S. operations are subject to the Federal Clean Air Act and comparable state and local statutes. We believe that our operations are in substantial compliance with these statutes in all states in which we operate.

     Amendments to the Federal Clean Air Act enacted in late 1990 require or will require most industrial operations in the U.S. to incur capital expenditures in order to meet air emission control standards developed by the Environmental Protection Agency (the "EPA") and state environmental agencies. Among the requirements that are applicable to us are those that require the EPA to establish hazardous air pollutant emissions limitations and control technology requirements for chlorine production facilities. In December 2003 the EPA issued hazardous air pollutant emissions limitations for mercury-cell chlor-alkali facilities, which apply to our St. Gabriel facility. The new regulations provide a three-year period during which we must implement various measures at the St. Gabriel facility, including installing additional emission monitoring systems, adopting more stringent work practices and conduct more frequent operating and maintenance checks and repairs, at a total estimated cost of approximately $3.0 million. Of that amount, approximately $1.0 million has been spent over the last two years in anticipation of the new requirements. Environmental groups have challenged the new regulations, contending that the EPA should reconsider its rules and adopt new standards that bar the use of mercury for chlorine production. Moreover, one national environmental group has requested that we voluntarily convert the St. Gabriel facility to a non-mercury chlor-alkali process. See "-- Technology" above.

     Our plants manufacture or use chlorine, which is in gaseous form if released into the air. Chlorine gas in relatively low concentrations can irritate the eyes, nose and skin and in large quantities or high concentrations can cause permanent injury or death. From 1999 to date, there have been minor releases at our plants, none of which has had any known impact on human health or the environment or resulted in any material claims against us. We maintain systems to detect emissions of chlorine at our plants, and the St. Gabriel and Henderson facilities are members of their local industrial emergency response networks. We believe that our insurance coverage is adequate with respect to costs that might be incurred in connection with any future release, although there can be no assurance that we will not incur substantial expenditures that are not covered by insurance if a major release occurs in the future.

     Water. The Federal Water Pollution Control Act of 1972 ("FWPCA") imposes restrictions and strict controls regarding the discharge of pollutants into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters. The FWPCA imposes substantial potential liability for the costs of removal, remediation and damages. We maintain wastewater discharge permits for many of our facilities, where required, pursuant to the FWPCA and comparable state laws. Where required, we have also applied for permits to discharge stormwater under such laws. We believe that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on our financial condition or results of operations.

     Some states maintain groundwater and surface water protection programs that require permits for discharges or operations that may impact groundwater or surface water conditions. The requirements of these laws vary and are generally implemented through a state regulatory agency. These water protection programs typically require site discharge permits, spill notification and prevention and corrective action plans. We plan to spend approximately $3.0 million during the next two years on improvements at our Henderson facility to discontinue the use of two chlor-alkali wastewater disposal ponds and replace them with systems to recycle wastewater.

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

     Hazardous Substances. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, on specified classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we may generate waste that falls within CERCLA's definition of a "hazardous substance." We may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which such hazardous substances have been disposed of or released into the environment.

     We currently own or lease, and have in the past owned or leased, properties at which hazardous substances have been or are being handled. Although we have utilized operating and disposal practices that were standard in the industry at the time, hazardous substances may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes were not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination. However, no investigations or remedial activities are currently being conducted under CERCLA by third parties at any of our facilities, with the exception of the chlor-alkali facility that we previously operated in Tacoma, where the activities are covered by an indemnity from the previous owner. See
"-- Indemnities -- OxyChem Indemnity" below. Investigations and remedial activities are being carried out at certain facilities under the other statutory authorities discussed above.

     Environmental Remediation. Contamination resulting from spills of hazardous substances is not unusual within the chemical manufacturing industry. Historic spills and past operating practices have resulted in soil and groundwater contamination at several of our facilities and at certain sites where operations have been discontinued. We are currently addressing soil and/or groundwater contamination at several sites through assessment, monitoring and remediation programs with oversight by government agencies. In some cases we are conducting this work under administrative orders.

     In order to reassess our environmental obligations and to update an independent environmental analysis conducted in 2000, we commissioned a new study of environmental concerns at all of our plants during 2003. The study was based on scenario analysis to estimate the cost to remedy environmental concerns at our plant sites. For each scenario, the study also used cost estimating techniques that included actual historical costs, estimates prepared for us by consultants, estimates prepared by our engineers and other published cost data available for similar projects completed at the same or other sites.

     The 2003 study identified a number of conditions that have changed since the 2000 environmental analysis, including, but not limited to, flexibility in regulatory agency guidance, increased knowledge of site conditions, the use of alternative remediation technologies, post-acquisition contamination not covered under existing environmental indemnity agreements and the inherent risk of disputes under some of the indemnity agreements due to passage of time. Based on the study, we estimated our total environmental remediation liabilities to be $21.0 million, of which $3.2 million is subject to indemnity claims against a previous owner, as discussed below. As a result, we recorded an environmental charge of $9.5 million in the first quarter of 2003, and as of December 31, 2003, our total estimated environmental liabilities were $20.5 million. We base our environmental reserves on undiscounted costs. We believe that adequate accruals have been established to address all known remedial obligations, although there can be no guarantee that the actual remedial costs or associated liabilities will not exceed accrued amounts. At some of our locations, regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources. We could be required to incur additional costs to construct and operate remediation systems in the future.

     OSHA. We are also subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that certain information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our operations are in substantial compliance with OSHA requirements, including general industry standards, record-keeping requirements and monitoring of occupational exposure to regulated substances.

  CANADIAN REQUIREMENTS

     General. Our Canadian facilities are governed by federal environmental laws administered by Environment Canada and by provincial environmental laws enforced by administrative agencies. Many of these laws are comparable to the U.S. laws described above. In particular, the Canadian environmental laws generally provide for control or prohibition of pollution, for the issuance of certificates of authority or certificates of authorization, which permit the operation of regulated facilities and prescribe limits on the discharge of pollutants, and for penalties for the failure to comply with applicable laws. These laws include the substantive areas of air pollution, water pollution, solid and hazardous waste generation and disposal, toxic substances, petroleum storage tanks, protection of surface and subsurface waters, and protection of other natural resources. However, there is no Canadian law similar to CERCLA that would make a company liable for legal off-site disposal.

     The Canadian Environmental Protection Act (the "CEPA") is the primary federal statute that governs environmental matters throughout the provinces. The federal Fisheries Act is the principal federal water pollution control statute. This law would apply in the event of a spill of caustic soda or another deleterious substance that adversely impacts marine life in a waterway. The Becancour, Dalhousie and Cornwall facilities are all adjacent to major waterways and are therefore subject to the requirements of this statute. The Chlor-Alkali Mercury Release Regulations and the Chlor-Alkali Mercury Liquid Effluent Regulations, adopted under the CEPA, regulate the operation of the Dalhousie facility. In particular, these regulations provide for the quantity of mercury a chlor-alkali plant may release into the ambient air and the quantity of mercury that may be released with liquid effluent. We believe we have operated and are currently operating in compliance with these statutes. Canadian regulatory authorities have identified mercury contamination in the waterway adjacent to the Dalhousie facility, but we believe that any liability for the contamination would be subject to one of the indemnities discussed below.

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

     In connection with our 1988 acquisition of the St. Gabriel and Henderson facilities, the sellers agreed to indemnify us with respect to, among other things, certain environmental liabilities associated with historical operations at the Henderson site. ZENECA Delaware Holdings, Inc. and ZENECA, Inc. (collectively, the "ZENECA Companies") have assumed the indemnity obligations that benefit us. In general, we are indemnified against environmental costs that arise from or relate to pre-closing actions that involved disposal, discharge or release of materials resulting from the former agricultural chemical and other non-chlor-alkali manufacturing operations at the Henderson facility. The ZENECA Companies are also responsible for costs arising out of the pre-closing actions at the Black Mountain Industrial Park. Under the ZENECA Indemnity, we may only recover indemnified amounts for environmental work to the extent that such work is required to comply with environmental laws or is reasonably required to prevent an interruption in the production of chlor-alkali products. We are responsible for environmental costs relating to the chlor-alkali manufacturing operations at the Henderson facility, both pre- and post-acquisition, for certain actions taken without the ZENECA Companies' consent and for certain operation and maintenance costs of the groundwater treatment system at the facility.

     Payments for environmental liabilities under the ZENECA Indemnity, together with other non-environmental liabilities for which the ZENECA Companies agreed to indemnify us, are limited to approximately $65 million. To date we have been reimbursed for approximately $12 million of costs covered by the ZENECA Indemnity, but the ZENECA Companies may have directly incurred additional costs that would further reduce the total amount remaining under the ZENECA Indemnity. We have recorded an environmental reserve related to pre-closing actions at sites that are the responsibility of the ZENECA Companies, as well as a receivable from the ZENECA Companies for the same amount. It is our policy to record such amounts when a liability can be reasonably estimated. The timing of future cash flows for environmental work is uncertain, such that those cash flows do not qualify for discounting under generally accepted accounting principles. As a result, the environmental liabilities and related receivables are recorded at their undiscounted amounts of $3.2 million at December 31, 2003.

     The ZENECA Indemnity continues to cover claims after the April 20, 1999, expiration of the term of the indemnity to the extent that, prior to the expiration of the indemnity, proper notice to the ZENECA Companies was given and either the ZENECA Companies have assumed control of such claims or we were contesting the legal requirements that gave rise to such claims, or had commenced removal, remedial or maintenance work with respect to such claims, or commenced an investigation which resulted in the commencement of such work within ninety days. Our management believes proper notice was provided to the ZENECA Companies with respect to outstanding claims under the ZENECA Indemnity, but the amount of such claims has not yet been determined given the ongoing nature of the environmental work at Henderson. We believe that the ZENECA Companies will continue to honor their obligations under the ZENECA Indemnity for claims properly presented by us. It is possible, however, that disputes could arise between the parties concerning the effect of contractual language and that we would have to subject our claims for cleanup expenses, which could be substantial, to the contractually-established arbitration process.

     OxyChem Indemnity. We acquired the chlor-alkali facility that we previously operated in Tacoma from a subsidiary of OxyChem in June 1997. In connection with the acquisition, we received an indemnification with respect to certain environmental matters. In general, OxyChem will indemnify us against damages incurred for remediation of certain environmental conditions, for certain environmental violations caused by pre-closing operations at the site and for certain common law claims. The conditions subject to the indemnity are sites at which hazardous materials have been released prior to closing as a result of pre-closing operations at the site. In addition, OxyChem has agreed to indemnify us for certain costs relating to releases of hazardous materials from pre-closing operations at the site into the Hylebos Waterway, site groundwater containing certain volatile organic compounds that must be remediated under an RCRA permit, and historical disposal areas on the embankment adjacent to the site for maximum periods of 24 or 30 years from the June 1997 acquisition date, depending upon the particular condition, after which we will have full responsibility for any remaining liabilities with respect to such conditions. OxyChem may obtain an early expiration date for certain conditions by obtaining a discharge of liability or an approval letter from a governmental authority. At this time we cannot determine if on-going and anticipated remediation work will be completed prior to the expiration of the indemnity or if additional remedial requirements will be imposed thereafter.

     OxyChem will also indemnify us against certain other environmental conditions and environmental violations caused by pre-closing operations that are identified after the closing. Environmental conditions that were the subject of an administrative or court order before June 2007 will be covered by the indemnity up to certain dollar amounts and time limits. We have agreed to indemnify OxyChem for environmental conditions and environmental violations identified after the closing if (i) an order or agency action is not imposed within the relevant time frames or (ii) applicable expiration dates or dollar limits are reached. As of December 31, 2003, no orders or agency actions had been imposed.

     The EPA has advised OxyChem and us that we have been named as a "potentially responsible party" in connection with the remediation of the Hylebos Waterway in Tacoma, by virtue of our current ownership of the Tacoma site. The state Department of Ecology notified OxyChem and us of its concern regarding high pH groundwater in the Hylebos Waterway embankment area and has requested additional studies. OxyChem has acknowledged its obligation to indemnify us against liability with respect to the remediation activities, subject to the limitations included in the indemnity agreement. We have reviewed the timeframes currently estimated for remediation of the known environmental conditions associated with the plant and adjacent areas, including the Hylebos Waterway, and we presently believe that we will have no material liability upon the termination of OxyChem's indemnity. However, the indemnity is subject to limitations as to dollar amount and duration, as well as certain other conditions, and there can be no assurance that the indemnity will be adequate to protect us, that remediation will proceed on the present schedule, that it will involve the presently anticipated remedial methods, or that unanticipated conditions will not be identified. If these or other changes occur, we could incur a material liability for which we are not insured or indemnified.

     PCI Canada Acquisition Indemnity. In connection with our acquisition of the assets of PCI Canada in 1997, Imperial Chemical Industrials PLC ("ICI") and certain of its affiliates (together the "ICI Indemnitors") agreed to indemnify us for certain liabilities associated with environmental matters arising from pre-closing operations of the Canadian facilities. In particular, the ICI Indemnitors have agreed to retain unlimited responsibility for environmental liabilities associated with the leased Cornwall site, liabilities arising out of the discharge of contaminants into rivers and marine sediments and liabilities arising out of off-site disposal sites. The ICI Indemnitors are also subject to a general environmental indemnity for other pre-closing environmental matters. This general indemnity will terminate on October 31, 2007, and is subject to a limit of $25 million (Cdn). We may not recover under the environmental indemnity until we have incurred cumulative costs of $1 million (Cdn), at which point we may recover costs in excess of $1 million (Cdn). As of December 31, 2002, we had incurred no cumulative costs towards the $25 million (Cdn) indemnity.

     With respect to the Becancour and Dalhousie facilities, the ICI Indemnitors are responsible under the general environmental indemnity for a portion of the costs incurred in any year during the period ending on October 31, 2007, subject in any event to the $1 million (Cdn) threshold mentioned above. The ICI Indemnitors will be responsible for 64% of any liabilities incurred during the twelve months ending October 31, 2004, and the percentage of any costs that will be the responsibility of the ICI Indemnitors declines by 16% each year thereafter. After October 31, 2007, we will be responsible for all environmental liabilities at such facilities (other than liabilities arising out of the discharge of contaminants into rivers and marine sediments and liabilities arising out of off-site disposal sites). We have agreed to indemnify ICI for environmental liabilities arising out of post-closing operations and for liabilities arising out of pre-closing operations for which we are not indemnified by the ICI Indemnitors.

     In March 2003 we initiated arbitration proceedings to resolve a dispute with ICI regarding the applicability of certain of ICI's covenants with respect to approximately $1.3 million of equipment modification costs, most of which were capital expenditures that we made to achieve compliance with air emissions standards at the Becancour facility. Those proceedings are still pending. We believe that the indemnity provided by ICI will be adequate to address the known environmental liabilities at the acquired facilities, and that residual liabilities, if any, incurred by us will not be material.

RISKS

  OUR OPERATING RESULTS COULD BE NEGATIVELY AFFECTED DURING ECONOMIC DOWNTURNS.

     The businesses of most of our customers are, to varying degrees, cyclical and have historically experienced periodic downturns. These economic and industry downturns have been characterized by diminished product demand, excess manufacturing capacity and, in most cases, lower average selling prices. Therefore, any significant downturn in our customers' markets or in global economic conditions could result in a reduction in demand for our products and could adversely affect our results of operations and financial condition. As a result of the depressed economic conditions beginning in the fourth quarter of 2000 and continuing throughout 2001 and into 2002, our vinyls, urethanes and pulp and paper customers had lower demand for our chlor-alkali products, although demand from the vinyl and urethane industries increased during the latter half of 2002. There was strong demand for chlorine in the first quarter of 2003, principally from the vinyls sector, but later in the year caustic soda demand weakened, and it has continued to weaken in the first quarter of 2004. Domestic economic conditions are still uncertain and could materially adversely affect demand for our products in 2004 or thereafter.

     Although we sell only a small percentage of our products directly to customers abroad, a large part of our financial performance is dependent upon economies beyond the United States and Canada. Our customers sell a portion of their products abroad and we import caustic soda from overseas for sales to domestic customers. As a result, our business is affected by general economic conditions and other factors beyond the United States and Canada, including fluctuations in interest rates, market demand, labor costs and other factors beyond our control. The demand for our customers' products, and therefore, our products, as well as the domestic supply of caustic soda, is directly affected by such fluctuations. There can be no assurance that events having a material adverse effect on the industry in which we operate will not occur or continue.

  OUR PROFITABILITY COULD BE REDUCED BY DECLINES IN AVERAGE SELLING PRICES.

     Our historical operating results reflect the cyclical nature of the chemical industry. We experience cycles of fluctuating supply and demand in our chlor-alkali products business, which result in changes in selling prices. Periods of high demand, tight supply and increasing operating margins tend to result in increased capacity and production until supply exceeds demand, generally followed by periods of oversupply and declining prices. As the U.S. and world economies deteriorated in 2001 and early 2002, the chlor-alkali industry experienced a period of oversupply because of lower industry demand for both chlorine and caustic soda. That in turn led to a reduction in industry capacity, including the termination of production at our own Tacoma chlor-alkali facility. Beginning in mid-2002, a combination of higher demand and reduced industry capacity resulted in an increase in ECU prices. Demand for both chlorine and caustic soda was strong in the first quarter of 2003. Strong demand for chlorine in the first quarter of 2003, principally from the vinyls sector, coupled with lower industry profitability due to high energy costs, led to price increases for both chlorine and caustic soda effective on April 1, 2003. These increases yielded a three-year record high ECU netback in the second quarter of 2003. No further price increases were implemented in 2003 and the average ECU netback declined in the third quarter, and further eroded to $366 in the fourth quarter, as caustic soda prices declined because of soft demand and seasonal plant shutdowns and curtailed production at some of our major customers.

     When demand for chlorine is high and operational capacity is expanded accordingly, an increase in the supply of both chlorine and caustic soda occurs since chlorine and caustic soda are produced in a fixed ratio. In that event the price of caustic soda may be depressed if there is insufficient demand for the increased supply. This imbalance may have the short-term effect of limiting our operating profits as improving margins in chlorine may be offset by declining margins in caustic soda. When demand for chlorine declines to a level below plant operational capacity and available storage is filled, production operations must be curtailed, even if demand for caustic soda has increased. This imbalance may also have the short-term effect of limiting our operating profits as improving margins in caustic soda may be offset by both declining margins in chlorine and the reduced production of both products. When substantial imbalances occur, we will often be forced to reduce prices or take actions that could have a material adverse effect on our results of operations and financial condition.

     Most of our customers consider price one of the most significant factors when choosing among the various suppliers of chlor-alkali products. We have limited ability to influence prices in this large commodity market. Decreases in the average selling prices of our products could have a material adverse effect on our profitability. While we strive to maintain or increase our profitability by reducing costs through improving production efficiency, emphasizing higher margin products, and controlling selling and administration expenses, we cannot provide any assurance that these efforts will be sufficient to offset fully the effect of declining ECU prices on operating results.

     Because of the cyclical nature of our business, we cannot provide any assurance that pricing or profitability in the future will be comparable to any particular historical period. We cannot provide any assurance that the chlor-alkali industry will not experience adverse trends in the future, or that our operating results or financial condition will not be materially adversely affected by them.

  HIGHER ENERGY PRICES CAN IMPAIR OUR ABILITY TO PRODUCE CHLOR-ALKALI PRODUCTS ECONOMICALLY AND ADVERSELY IMPACT OUR RESULTS OF OPERATIONS.

     Energy costs comprise the largest component of the raw material costs associated with producing chlor-alkali products. As a result, and because we have limited ability to influence pricing, increases in the cost of energy can materially adversely affect our results of operations and may cause our production of chlor-alkali products to become uneconomical. Increases in natural gas prices increase our cost of operations at our facilities that procure their power from sources that rely on natural gas to generate power. As a result of the settlement of our dispute with the Colorado River Commission of Nevada, which we refer to as CRC, the power requirements of our Henderson facility are now primarily based on market rates (rather than the below-market rates under the contracts that were assigned to the Southern Nevada Water Authority pursuant to our settlement with CRC) and supplied from sources that rely on natural gas to generate power, rather than hydropower. Natural gas-based power has generally been more costly than hydropower and has experienced greater price volatility than hydropower. The current contract with CRC terminates in 2006 and in the absence of an extension of the term it will be necessary to seek an alternative arrangement for the purchase of power for our Henderson facility. Any such arrangement might involve greater costs.

     To the extent our competitors are able to secure less expensive power than we are due to their geographic location or otherwise, we will be unable to compete economically with them. We are unable to predict the future impact that energy prices may have on the results of our operations. See "-- Marketing, Pricing, Production and Distribution" above.

  THE RESTRICTIVE TERMS OF OUR INDEBTEDNESS MAY LIMIT OUR ABILITY TO GROW AND COMPETE.

     Our operating flexibility is limited by covenants contained in our debt instruments, including our Senior Notes and Revolver, that limit our ability to incur additional indebtedness, prepay or modify debt instruments, create additional liens upon assets, guarantee any obligations, sell assets and make dividend payments. The covenants contained in our debt instruments could limit our ability to grow and compete.

     Our Revolver requires us to generate a specified amount of Lender-Defined EBITDA. We cannot provide any assurance that we will generate the necessary level of Lender-Defined EBITDA, and our failure to do so would constitute a default under the Revolver, unless the lender agrees to waive the default. A default, if not waived, would have a material adverse effect on our business, financial condition and results of operations. Before the recent amendment to the definition of Lender-Defined EBITDA in our Revolver, we were required to seek a waiver from the lender in several of the preceding calendar quarters. A default under our Revolver, which would also constitute a default under our Senior Notes, would give the lender under the Revolver and the holders of the Senior Notes the right to accelerate all indebtedness outstanding thereunder. This would cause us to suffer a rapid loss of liquidity and we would lose the ability to operate on a day-to-day basis. In addition, the lender under our Revolver may refuse to make further advances if a material adverse change in our business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise) has occurred. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources," in Part II of this report.

     Our Senior Secured Floating Rate Guaranteed Notes due 2006 in the aggregate principal amount of $43.2 million (the "Senior Guaranteed Notes") and Floating Rate Term Notes due 2006 in the aggregate principal amount of $4.4 million (the "Senior Floating Notes") provide that, within 60 days after each calendar quarter through 2006, Pioneer Americas is required to redeem and prepay the greater of (a) an amount determined on the basis of Pioneer Americas' net income before extraordinary items, net other income, interest, income taxes, depreciation and amortization ("Tranche A Notes EBITDA"), and (b) an amount determined on the basis of the Company's excess cash flow and average liquidity, as defined. With respect to Tranche A Notes EBITDA, the amount that is to be redeemed and prepaid is (i) $2.5 million of Senior Guaranteed Notes and Senior Floating Notes (collectively, the "Tranche A Notes") if Tranche A Notes EBITDA for such calendar quarter is $20 million or more but less than $25 million, (ii) $5 million of Tranche A Notes if Tranche A Notes EBITDA for such calendar quarter is $25 million or more but less than $30 million and (iii) $7.5 million of Tranche A Notes if Tranche A Notes EBITDA for such calendar quarter is $30 million or more, in each case plus accrued and unpaid interest to the redemption date. If the Company's excess cash flow for specified periods during 2003 through 2006, when multiplied by a percentage determined by reference to its average liquidity, is greater than the applicable principal amount above, then we must redeem the greater principal amount of Tranche A Notes. As a consequence of these redemption requirements, we will not be able to apply any significant amount of our income from operations to the expansion of our business or otherwise until we have redeemed the Tranche A Notes. In addition, we may be required to redeem some or all of the Tranche A Notes as a result of non-cash transactions.

     We cannot refinance the $150 million outstanding aggregate principal amount of 10% Senior Secured Guaranteed Notes due 2008 (the "10% Senior Secured Notes") before December 31, 2005. In order to refinance the indebtedness, we would be required to pay a 5% redemption premium for any refinancing during 2006 and a 2.5% redemption premium for any refinancing during 2007.

  OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL. WE MAY NOT BE ABLE TO GENERATE SUFFICIENT CASH TO FULLY SERVICE OUR DEBT, WHICH MAY REQUIRE US TO REFINANCE OUR INDEBTEDNESS ON LESS FAVORABLE TERMS OR DEFAULT ON OUR SCHEDULED DEBT PAYMENTS.

     Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt depends on a range of economic, competitive and business factors, many of which are outside our control. We cannot provide any assurance that our business will generate sufficient cash flow from operations to make such scheduled payments. If we are unable to meet our expenses and debt obligations, we may need to refinance all or a portion of our indebtedness, sell assets or raise equity.

     As of December 31, 2003, we had approximately $222.3 million of indebtedness under various loan agreements, including the Revolver, which expires in December 2006, the Tranche A Notes due in December 2006 and the 10% Senior Secured Notes due in December 2008. As of February 29, 2004, our borrowings under our $30 million Revolver were $15.9 million. To the extent that we continue to need access to this amount of committed credit, it will be necessary to extend or replace our Revolver on or before its expiration in 2006. We do not anticipate that the cash that we will generate from our operations will be sufficient to repay the Revolver and the Tranche A Notes when they are due in December 2006, or the 10% Senior Secured Notes when they are due in December 2008. In such events, it would be necessary to refinance the indebtedness, either through new borrowings or the sale of newly-issued shares of preferred or common stock, or sell assets. The terms of any new borrowings could impose significant additional burdens on our financial condition and operating flexibility, and the issuance of new equity securities could dilute the interests of our existing stockholders.

     The success of our future financing efforts may depend on many factors, including but not limited to:

     - general economic and capital market conditions;

     - credit availability from banks and other financial institutions;

     - investor confidence in us and the market in which we operate;

     - market expectations regarding our future earnings and probable cash flows;

     - market perceptions of our ability to access capital markets on reasonable terms; and

     - provisions of relevant tax and securities laws.

     We cannot provide any assurance that we would be able to refinance any of our indebtedness, raise equity on commercially reasonable terms or at all, or sell assets, and such inability could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations. Under those circumstances, we would have to take appropriate action including refinancing, restructuring or reorganizing all or a portion of our indebtedness, deferring payments on our debt, selling assets, obtaining additional debt or equity financing or taking other actions, including seeking protection under Chapter 11 of the U.S. Bankruptcy Code and under Canada's Companies Creditors' Arrangement Act.

     See "-- Recent Developments" above and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part II of this report.

  WE FACE INDUSTRY CREDIT RISKS FROM CONCENTRATION OF CUSTOMER BASE.

     In 2003 approximately 27% of our revenues was generated by sales of products for use in the pulp and paper industry. Poor economic conditions affecting the pulp and paper industry could adversely affect our customers in that industry and could therefore affect the collectibility of amounts due and reduce future demand for our products from such customers. As a result, there could be a material adverse effect on our financial condition, results of operations or cash flows.

  UNCERTAINTY REGARDING OUR FINANCIAL CONDITION MAY ADVERSELY IMPACT OUR RELATIONSHIP WITH OUR TRADE CREDITORS AND OUR CUSTOMERS.

     Due to prevailing market conditions and other business factors, the uncertainty of our financial condition could cause our suppliers and customers to do business with us only on terms that are more burdensome than those that characterize our current relationship, or they may decide to curtail our current business relationship with them. As a result, we could face liquidity issues that could adversely affect our financial condition and results of operations. There can be no assurances with respect to any actions that our trade creditors, competitors or customers might take in this regard.

  WE FACE COMPETITION FROM OTHER CHEMICAL COMPANIES, WHICH COULD ADVERSELY AFFECT OUR REVENUES AND FINANCIAL CONDITION.

     The chlor-alkali industry in which we operate is highly competitive. We encounter competition in price, delivery, service, performance, and product recognition and quality, depending on the product involved. Many of our competitors are significantly larger, have greater financial resources and have less debt than we do. Among our competitors are two of the world's largest chemical companies, Dow and OxyChem. Because of their greater financial resources, these companies may be better able to withstand severe price competition and volatile market conditions. If we do not compete successfully, our business, financial condition and results of operations could be materially adversely affected. See "-- Overview" above.

  WE HAVE ONGOING ENVIRONMENTAL COSTS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION.

     The nature of our operations and products, including the raw materials we handle, exposes us to a risk of liabilities or claims with respect to environmental matters. We have incurred and will continue to incur significant costs and capital expenditures in complying with these environmental laws and regulations.

     The ultimate costs and timing of environmental liabilities are difficult to predict. Liability under environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. One liable party could be held responsible for all costs at a site, regardless of fault, percentage of contribution to the site or the legality of the original disposal. We could incur significant costs, including cleanup costs, natural resources damages, civil or criminal fines and sanctions and third-party claims, as a result of past or future violations of, or liabilities under, environmental laws. In addition, future events, such as changes to or more rigorous enforcement of environmental laws, could require us to make additional expenditures, modify or curtail our operations or install pollution control equipment. See "-- Environmental Regulation -- U.S." and "-- Environmental
Laws -- Canada" above and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Part II of this report.

     We are entitled to be indemnified by various third parties for particular environmental costs and liabilities associated with real property sold to us by those third parties. We could incur significant costs upon the inadequacy of the coverage limits or termination or expiration of one or more of these indemnification agreements, or if an indemnifying party is unable or unwilling to fulfill its obligation to indemnify us. See "-- Indemnities" above.

  OUR FACILITIES ARE SUBJECT TO OPERATING HAZARDS, WHICH MAY DISRUPT OUR
  BUSINESS.

     We are dependent upon the continued safe operation of our production facilities. Our production facilities are subject to hazards associated with the manufacture, handling, storage and transportation of chemical materials and products, including leaks and ruptures, chemical spills or releases, pollution, explosions, fires, inclement weather, natural disasters, unscheduled downtime and environmental hazards. From time to time in the past, incidents have occurred at our plants, including particularly hazardous chlorine releases, that have temporarily shut down or otherwise disrupted our manufacturing, causing production delays and resulting in liability for injuries, although no such incident has occurred since 1995. We believe our operating and safety procedures are consistent in all material respects with those established by the chemical industry as well as those recommended or required by federal, state and local governmental authorities. However, we cannot provide any assurance that we will not experience these types of incidents in the future or that these incidents will not result in production delays or otherwise have a material adverse effect on our business, financial condition or results of operations.

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

  THE PRODUCTION AND SHIPPING OF OUR PRODUCTS MAY BE DISRUPTED BY VARIOUS
  EVENTS.

     We ship a large portion of the hazardous chemicals that we produce by railcar, and the rail transportation system in the United States and Canada is subject to various hazards that are beyond our control, such as derailments, weather-related delays or disruptions resulting from labor disputes. The U.S. transportation system is currently the subject of intensified examination as a result of the risk of terrorist activities, and procedures that may be adopted to deal with that risk may make the distribution of our products more difficult and expensive. The implementation of any such procedures could have a material adverse effect on our business, financial condition or results of operations.

     Since September 11, 2001, the chemical industry has responded to the issues surrounding the terrorist attacks by starting new initiatives relating to the security of chemical industry facilities. Chemical manufacturing facilities may be at a greater risk of future terrorist attacks, as compared to other targets in the United States. Additionally, federal, state and local governments have begun a regulatory process that could lead to new regulations impacting the security of chemical industry facilities. Our business or our customers' businesses could be adversely affected due to the cost of complying with new regulations.

  WE ARE EXPOSED TO THE FINANCIAL EFFECTS OF CURRENCY TRANSLATION.

     Due to the significance of the U.S. dollar-denominated long-term debt of our Canadian subsidiary and certain other U.S. dollar-denominated assets and liabilities, our functional accounting currency is the U.S. dollar. A portion of our sales and expenditures are denominated in Canadian dollars, and accordingly, our results of operations and cash flows are affected by fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar, since Canadian dollar transactions must be translated into U.S. dollars for accounting purposes. Our net income is affected by the remeasurement of Canadian dollar-denominated account balances in U.S. dollars for financial reporting purposes. Future changes in the relative value of the U.S. dollar against the Canadian dollar will impact our financial condition and results of operations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Part II of this report.

  AVAILABILITY OF OUR OPERATING LOSS CARRYFORWARD MAY BE LIMITED BY THE INTERNAL REVENUE CODE.

     We have net operating loss carryforwards ("NOLs") for income tax reporting purposes, which may be available for offset against any future federal taxable income generated during the carryforward period. As the result of our emergence from bankruptcy and certain changes in the ownership of Pioneer, the utilization of pre-emergence NOLs is subject to limitation under the Internal Revenue Code and may be substantially restricted. In addition, while post-emergence NOLs are not subject to limitation, the future realization of such NOLs depends on our ability to generate sufficient taxable income within the carryforward periods. The limitation on NOL utilization may adversely affect our after-tax cash flow in future periods.

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

EMPLOYEES

     As of December 31, 2003, we had 648 employees, 295 of which are covered by collective bargaining agreements. Seventy-nine of our employees at our Henderson, Nevada facility are covered by collective bargaining agreements with the United Steelworkers of America and with the International Association of Machinists and Aerospace Workers that are in effect until March 2007. At our Becancour facility, 135 employees are covered by collective bargaining agreements with the Communication, Energy and Paperworkers Union that are in effect until April 30, 2006, and 28 employees at our Cornwall facility are represented by the United Steelworkers Union, with a collective bargaining agreement that expires in October 2006. Forty-five of our employees at the Dalhousie, New Brunswick plant are covered by a collective bargaining agreement with the Communication, Energy and Paperworkers Union of Canada that is in effect until May 2007. Eight employees at our Tacoma bleach facility are covered by a collective bargaining agreement with the Teamsters Union that is in effect until January 2006. Our employees at other production facilities are not covered by union contracts or collective bargaining agreements. We consider our relationship with our employees to be satisfactory, and we have not experienced any strikes or work stoppages.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     For financial information about our geographic areas of operation, please see the table in Note 11 of our consolidated financial statements, which presents revenues attributable to each of our geographic areas for the years ended December 31, 2003, 2002 and 2001 and assets attributable to each of our geographic areas as of December 31, 2003 and 2002.

ACCESS TO FILINGS

     Access to our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) of the Exchange Act, as well as reports filed electronically pursuant to Section 16(a) of the Exchange Act, may be obtained through our website (http://www.piona.com). These reports may be viewed and printed at no cost as soon as reasonably practicable after we have electronically filed such material with the Securities and Exchange Commission. The contents of our website are not, and shall not be deemed to be, incorporated into this report.

ITEM 2.  PROPERTIES

FACILITIES

     The following provides certain information with respect to our production facilities and other locations:

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

     Cornwall, Ontario. The Cornwall units are located on portions of a 36-acre site on the St. Lawrence River in Cornwall, Ontario, which portions are leased under a lease expiring in the year 2007, with two five-year renewal options. The facilities consist of a bleach plant with an annual production capacity of 236,000 tons, a Cereclor(R) chlorinated paraffin plant capable of producing 9,800 tons per year, an IMPAQT(R) pulping additive plant capable of producing 3,000 tons per year and a hydrochloric acid plant with an annual production capacity of 14,700 tons.

     Tracy, California. The Tracy facility includes a bleach production plant capable of producing 233,000 tons per year and a chlorine repackaging plant on a 15-acre tract. The land at the facility is leased under a lease expiring in the year 2010, with two five-year renewal options.

     Santa Fe Springs, California. The Santa Fe Springs facility includes a bleach production plant capable of producing 180,000 tons per year and a chlorine repackaging plant on a 4.5-acre tract. The land at the facility is leased under a lease expiring in 2008.

     Tacoma, Washington. The Tacoma bleach facility serves the Pacific Northwest market. The bleach production facility, which has an annual production capacity of 90,000 tons, and a chlorine repackaging facility are located on a five-acre company-owned site in Tacoma, Washington. A separate site in Tacoma is now used for the production of calcium chloride, with an annual capacity of 8,800 tons, and as a terminal facility. That 31-acre site on the Hylebos Waterway, was previously used for the production of chlorine and caustic soda.

     Other Facilities. Our corporate headquarters is located in leased office space in Houston, Texas, under a lease terminating in 2006. We also lease office space in Montreal, Quebec under a lease terminating in 2011.

In addition, we lease three terminal facilities to store and distribute caustic soda and hydrochloric acid, and we lease an additional fifteen transfer facilities where rail shipments are transloaded to trucks for local distribution.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time and currently, we are involved in litigation relating to claims arising out of our operations in the normal course of our business. We maintain insurance coverage against potential claims in amounts that we believe to be adequate. During the course of our bankruptcy proceedings, Tacoma Power, a municipally-owned utility, filed a claim in the amount of $2.1 million with respect to amounts owed by us to Tacoma Power prior to the filing of the bankruptcy petition. Tacoma Power had asserted that, as a result of a state statutory provision, its claim gave rise to a lien against our Tacoma chlor-alkali plant site, so that it was entitled to a cash payment of $2.1 million in full satisfaction of its claim in accordance with the provisions of our plan of reorganization. The Bankruptcy Court ruled that Tacoma Power's claim was not secured by a lien, such that Tacoma Power was entitled to the receipt of a pro rata portion of the 300,000 shares of our common stock allocated by the plan of reorganization to unsecured claims, rather than a cash payment. In 2003 the U.S. District Court for the Southern District of Texas upheld that decision.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 2003 to a vote of security holders.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and current offices of our executive officers, each of whom is to serve until the officer's successor is elected or appointed and qualified or until the officer's death, resignation or removal by the Board of Directors, are set forth below.

NAME                                        AGE                     OFFICE
----                                        ---                     ------
Michael Y. McGovern.......................  52    Director, President and Chief Executive
                                                  Officer
Ronald E. Ciora...........................  62    Vice President, Sales and Marketing
Gary L. Pittman...........................  48    Vice President and Chief Financial Officer
David A. Scholes..........................  58    Vice President, Manufacturing
Kent R. Stephenson........................  54    Vice President, General Counsel and
                                                  Secretary

     Michael Y. McGovern has served as our President and Chief Executive Officer since September 2002. He has been a director of Pioneer since December 31, 2001. From April 2001 until January 2003, he was President and Chief Executive Officer and a director of Coho Energy, Inc., a publicly-held oil and gas exploitation, exploration and development company. In February 2002 Coho Energy, Inc. filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. From 1998 to March 2000, Mr. McGovern was Managing Director of Pembrook Capital Corporation, a privately held company involved in providing advisory services to distressed or constrained energy companies, and from July 1993 to October 1997, he was Chairman and Chief Executive Officer of Edisto Resources Corporation and Convest Energy Corporation, publicly-held oil and gas exploration and development companies.

     Ronald E. Ciora has served as our Vice President, Sales and Marketing since February 2004. From August 2003 to February 2004, he was our Vice President, Caustic Soda; from August 2001 to August 2003, he was our Vice President, Western Regional Sales and Marketing; and from November 1999 to August 2001, he was our Vice President, Bleach and Packaged Chlorine. From November 1995 to December 1999, he served as President of All-Pure Chemical Co., Inc., a separate Pioneer subsidiary engaged in the production and sale of bleach and repackaged chlorine in the western U.S. before it was merged into Pioneer Americas LLC.

     Gary L. Pittman has served as our Vice President and Chief Financial Officer since December 2002. From April 2000, to September 2002, he was Vice President and Chief Financial Officer of Coho Energy, Inc.

In February 2002 Coho Energy, Inc. filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. From August 1999 to March 2000, Mr. Pittman was Chief Financial Officer of Bell Geospace, Inc., a privately-held data-based oil service company. From 1998 to 1999, he served as a consultant to Perception, Inc., a privately-held kayak manufacturer, and from 1995 to 1997, he was Executive Vice President, Chief Financial Officer and Treasurer of Convest Energy Corporation, a publicly-held oil and gas exploration and production company.

     David A. Scholes has served as our Vice President, Manufacturing since March 2001. He was our Vice President, Manufacturing -- U.S. from November 1999 to March 2001, and Vice President -- Manufacturing of a predecessor of Pioneer Americas from January 1997 to November 1999. Prior to that time, he was manager of Occidental Chemical Corporation's Houston chemical complex. Mr. Scholes was an executive officer of Pioneer in July 2001 when the petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code was filed.

     Kent R. Stephenson has served as our Vice President, General Counsel and Secretary since June 1995. He was Vice President, General Counsel and Secretary of a predecessor of Pioneer Americas from 1993 to 1995. Mr. Stephenson was an executive officer of Pioneer in July 2001 when the petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code was filed.

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

     We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the "safe harbor" protection for forward-looking statements that applicable federal securities law affords.

     From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning the timing and success of specific projects and our future prices, liquidity, backlog, revenue, income, cash flows and capital spending. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "forecast," "budget," "goal" or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement. Any statement contained in this report, other than statements of historical fact, is a forward-looking statement.

     Various statements this report contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Item 1, "Business," Item 2, "Properties," and Item 3, "Legal Proceedings," in Part I of this report and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," and in the notes to the consolidated financial statements incorporated into Item 8 of Part II of this report and elsewhere in this report. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution against any undue reliance on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

     - general economic, business and market conditions, including economic instability or a downturn in the markets served by us;

     - the cyclical nature of our product markets and operating results;

     - competitive pressures affecting selling prices and volumes;

     - the supply/demand balance for our products, including the impact of excess industry capacity;

     - the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of production hazards;

     - failure to comply with financial covenants contained in our debt instruments;

     - inability to make scheduled payments on or refinance our indebtedness;

     - loss of key customers or suppliers;

     - higher than expected raw material and utility costs;

     - disruption of transportation or higher than expected transportation or logistics costs;

     - environmental costs and other expenditures in excess of those projected;

     - changes in laws and regulations inside or outside the United States;

     - uncertainty with respect to interest rates and fluctuations in currency exchange rates;

     - the outcome of our operational efficiency project; and

     - the occurrence of extraordinary events, such as the attacks on the World Trade Center and the Pentagon that occurred on September 11, 2001, or the war in Iraq.

     We believe the items we have outlined above, as well as others, are important factors that could cause our actual results to differ materially from those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed most of these factors in more detail elsewhere in this report. These factors are not necessarily all of the important factors that could affect us. Unpredictable or unknown factors that we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our security holders that they should (i) be aware that important factors we do not refer to above could affect the accuracy of our forward-looking statements and (ii) use caution and common sense when considering our forward-looking statements.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is currently quoted on the OTC Bulletin Board under the symbol "PONR." As of March 24, 2004, we had 10,010,665 shares of common stock outstanding and had 1,289 shareholders of record. The last sale of shares of our common stock on March 24, 2004, as quoted on the OTC Bulletin Board, was at a price of $6.20.

     The following table contains information about the high and low sales prices per share of our common stock since January 1, 2002. Price information reflects quotes from the OTC Bulletin Board. Information about OTC bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. Quotations on the OTC Bulletin Board are sporadic, and currently there is no established public trading market for our common stock.

                                                                SALES PRICE
                                                              ---------------
                                                              HIGH       LOW
                                                              -----     -----
2003
Fourth Quarter..............................................  $8.30     $4.55
Third Quarter...............................................   4.80      2.80
Second Quarter..............................................   4.55      3.50
First Quarter...............................................   5.26      1.37

2002
Fourth Quarter..............................................  $3.75     $1.50
Third Quarter...............................................   4.00      1.62
Second Quarter..............................................   2.87      0.96
First Quarter...............................................   3.19      1.70

DIVIDEND POLICY

     We currently do not anticipate paying dividends on our common stock. The covenants in the agreements related to our Revolver, our Tranche A Notes and our 10% Senior Secured Notes (collectively, the "Senior Secured Debt") prohibit the payment of dividends on our common stock, other than dividends payable solely in our common stock, for so long as any Senior Secured Debt remains outstanding. Unless we prepay amounts outstanding on our Senior Secured Debt, we will have borrowings outstanding thereunder until December 31, 2008. Any determination to declare or pay dividends out of funds legally available for that purpose after repayment of our Senior Secured Debt will be at the discretion of our board of directors and will depend on our future earnings, results of operations, financial condition, capital requirements, future contractual restrictions and other factors our board of directors deems relevant. No cash dividends have been declared or paid during the three most recent fiscal years.

EQUITY COMPENSATION PLAN INFORMATION

     The following table presents information regarding our 2001 Employee Stock Option Plan as of December 31, 2003:

                                                                                NUMBER OF SECURITIES
                                                                               REMAINING AVAILABLE FOR
                                   NUMBER OF SECURITIES    WEIGHTED AVERAGE     FUTURE ISSUANCE UNDER
                                     TO BE ISSUED UPON     EXERCISE PRICE OF     EQUITY COMPENSATION
                                        EXERCISE OF           OUTSTANDING         PLANS (EXCLUDING
                                   OUTSTANDING OPTIONS,    OPTIONS, WARRANTS   SECURITIES REFLECTED IN
                                    WARRANTS AND RIGHTS       AND RIGHTS             COLUMN (A))
PLAN CATEGORY                               (A)                   (B)                    (C)
-------------                      ---------------------   -----------------   -----------------------
Equity compensation plans
  approved by security
  holders*.......................         747,001                $3.21                 252,999
Equity compensation plans not
  approved by security holders...              --                   --                      --
                                          -------                -----                 -------
Total............................         747,001                $3.21                 252,999
                                          =======                =====                 =======

---------------

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

Certain amounts have been reclassified in prior years to conform to the current year presentation. No cash dividends were declared or paid for the periods presented below. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements, including the related notes.

     The consolidated statements of operations information for the years ended December 31, 2003 and 2002, and the consolidated balance sheet information at December 31, 2003, 2002 and 2001, reflects the financial position and operating results after the effect of the plan of reorganization and the application of the principles of fresh-start accounting in accordance with the provisions of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Accordingly, such financial information is not comparable to the historical financial information before December 31, 2001.

                                                        YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                           2003       2002       2001       2000        1999
                                         --------   --------   --------   ---------   --------
                                          SUCCESSOR COMPANY          PREDECESSOR COMPANY
                                         -------------------   -------------------------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Revenues.............................  $378,675   $316,907   $383,482   $ 402,908   $354,421
  Cost of sales -- product(1)..........  (340,804)  (296,622)  (348,726)   (370,997)  (343,688)
  Cost of sales -- derivatives(2)......   (20,999)    12,877     10,725          --         --
                                         --------   --------   --------   ---------   --------
  Gross profit.........................    16,872     33,162     45,481      31,911     10,733
  Selling, general and administrative
     expenses..........................   (23,204)   (23,893)   (41,861)    (43,424)   (49,580)
  Change in fair value of
     derivatives(2)....................    87,271     23,566   (110,837)         --         --
  Asset impairment and other
     items(3)..........................   (41,158)   (20,084)   (12,938)         --         --
                                         --------   --------   --------   ---------   --------
  Operating income (loss)..............    39,781     12,751   (120,155)    (11,513)   (38,847)
  Interest expense, net(4).............   (19,064)   (18,891)   (36,010)    (56,328)   (51,927)
  Reorganization items(5)..............        --         --     (6,499)         --         --
  Fresh-start adjustments(6)...........        --         --   (106,919)         --         --
  Debt forgiveness income(7)...........        --         --    423,051          --         --
  Other income (expense), net(8).......    (5,816)       602      1,169       3,309     14,176
                                         --------   --------   --------   ---------   --------
  Income (loss) before income taxes....    14,901     (5,538)   154,637     (64,532)   (76,598)
  Income tax (expense) benefit(9)......     3,286        781    (11,862)    (41,031)    26,214
                                         --------   --------   --------   ---------   --------
Net income (loss)......................  $ 18,187   $ (4,757)  $142,775   $(105,563)  $(50,384)
                                         ========   ========   ========   =========   ========
Net income (loss) per share:
  Basic................................  $   1.82   $  (0.48)  $  12.37   $   (9.15)  $  (4.38)
                                         ========   ========   ========   =========   ========
  Diluted..............................  $   1.79   $  (0.48)  $  12.37   $   (9.15)  $  (4.38)
                                         ========   ========   ========   =========   ========
Other Financial Data:
  Capital expenditures.................  $  9,998   $ 10,615   $ 13,112   $  18,697   $ 28,318
  Depreciation and amortization........    21,551     24,926     46,810      50,242     54,713
  Net cash flows from operating
     activities........................    14,261        250     32,906      13,137    (52,349)
  Net cash flows from investing
     activities........................    (9,998)    (8,568)   (12,879)    (15,819)   (15,159)
  Net cash flows from financing
     activities........................    (5,367)     6,392    (21,489)      4,486     17,658

                                          SUCCESSOR COMPANY           PREDECESSOR COMPANY
                                         --------------------   --------------------------------
                                             DECEMBER 31,                 DECEMBER 31,
                                         --------------------   --------------------------------
                                           2003        2002       2001        2000        1999
                                         --------    --------   --------    --------    --------
Balance Sheet Data:
  Total assets.........................  $339,000    $474,146   $706,912    $590,037    $680,606
  Total long-term debt (exclusive of
     current maturities), and
     redeemable preferred stock(10)....   203,803     207,463    208,701       9,586     600,223
  Stockholders' equity (deficit).......    18,990       1,252     10,527    (132,324)    (26,702)

---------------

 (1) During March 2001, there was a 50% curtailment of the operations at our Tacoma chlor-alkali plant, and in March 2002, the Tacoma chlor-alkali plant was idled. In addition, Pioneer stopped amortizing goodwill effective January 1, 2002, in accordance with Statement of Financial Accounting Standards ("SFAS") 142.

 (2) For information regarding derivatives transactions, see Note 2 to the consolidated financial statements.

 (3) Asset impairment and other items for 2003 includes a $40.8 million impairment of our Henderson facilities and a net loss of $0.8 million from disposition of assets, offset by a gain of $0.4 million from early payment of debt. Asset impairment and other charges for 2002 includes a $16.9 million impairment loss relating to our Tacoma chlor-alkali facility. Asset impairments and other items in 2001 include $9.1 million of restructuring expenses for severance and professional fees incurred prior to the Chapter 11 bankruptcy filings and a $3.8 million loss from an asset impairment. See
     Note 12 to the consolidated financial statements.

 (4) Interest expense for 2001 excludes contractual interest of $21.8 million, which was not recorded in accordance with SOP 90-7 as it related to compromised debt.

 (5) Reorganization items include legal and professional fees and expenses incurred subsequent to the Chapter 11 bankruptcy filings and executive retention bonuses, offset by gains from individually-negotiated settlements of certain pre-petition liabilities. See Note 3 to the consolidated financial statements.

 (6) For information regarding fresh-start adjustments, see Note 3 to the consolidated financial statements.

 (7) Debt forgiveness income of $423.1 million was recorded in 2001 as a result of the cancellation of debt pursuant to the plan of reorganization. See
     Note 3 to the consolidated financial statements.

 (8) Other income in 1999 includes a $12.0 million gain on the sale of our 15% partnership interest in Saguaro Power Company.

 (9) Income tax expense in 2000 includes a valuation allowance of $67.8 million reducing U.S. deferred tax assets to zero. See Note 14 to the consolidated financial statements.

(10) Because we were in default under various loan agreements on December 31, 2000, $597.7 million of debt outstanding under various agreements is classified as a current liability on our consolidated balance sheet.

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

     The production of chlor-alkali products principally requires salt, electricity and water as raw materials. Production rates for chlorine and caustic soda are generally set based upon demand for chlorine, because storage capacity for chlorine is both limited and expensive. When demand for chlorine is high and operational capacity is expanded accordingly, an increase in the supply of both chlorine and caustic soda occurs since chlorine and caustic soda are produced in a fixed ratio. As a result, the price of caustic soda is often depressed because there is insufficient demand for the increased supply. This imbalance may have the short-term effect of limiting our operating profits as improving margins in chlorine may be offset by declining margins in caustic soda. When demand for chlorine declines to a level below plant operational capacity and available storage is filled, production must be curtailed, even if demand for caustic soda has increased. This imbalance may also have the short-term effect of limiting our operating profits because improving margins for caustic soda may be offset by both declining margins for chlorine and the reduced production of both products. Our railcars can, under certain circumstances, be used to provide additional storage capacity.

     In 2003 approximately $23.4 million of our cost of sales-product was attributable to our salt requirements and approximately $78.0 million of our cost of sales-product was attributable to our power requirements. The cost and adequacy of our salt supplies are dependent on transportation cost and availability. Adequate water supplies are available at each of our operating locations. We procure most of our energy requirements from sources that rely on hydropower or natural gas. During 2003, our costs for power increased by $14.6 million from 2002, even though in 2002 we incurred $2.5 million of power costs at the Tacoma facility before it was idled early in the year. Our power costs in 2002 were $16.9 million lower than in 2001, with $14.2 million of the decrease attributable to idling the Tacoma facility. The energy costs associated with our production of chlor-alkali products can materially affect our results of operations since each one dollar change in our cost for a megawatt hour of electricity generally results in a corresponding change of approximately $2.75 in our cost to produce an ECU.

     Electric power for our Becancour and Dalhousie facilities is provided under public utility tariffs that are based to a substantial extent on lower-cost hydropower resources, which enables us to procure electricity at economical rates. The St. Gabriel facility, like many in the industry, uses electricity under a public utility tariff that is based primarily on natural gas resources and that typically costs more than electricity provided under contracts that rely on hydropower sources. Because all of the power requirements for our four chlor-alkali facilities, other than the power procured through the supply contract for our Henderson facility, are procured in regulated markets, our cost for power is primarily based on the underlying cost of producing such power as opposed to market rate pricing. As a result, our Canadian facilities, which procure power from sources that rely on hydropower, are generally able to obtain power at favorable rates that are relatively stable over time. Our U.S. facilities, which procure power from sources that rely on natural gas, will generally experience higher rates than for hydropower as prices are based on the underlying price of natural gas.

SETTLEMENT OF DISPUTE WITH THE COLORADO RIVER COMMISSION OF NEVADA

     Electric power for our Henderson facility is primarily provided by the Colorado River Commission of Nevada, or CRC, under a new long-term supply contract. Variations in the cost of power used at our Henderson facility have a material impact on that facility's cost structure. Beginning in 2001, we disputed our responsibility for certain contractual obligations that were undertaken by CRC. All of the conditions of a settlement of that dispute were satisfied on March 3, 2003. As a result of the settlement, which was effective as of January 1, 2003, we were released from all claims for liability with respect to electricity derivatives positions, and all litigation between Pioneer and CRC was dismissed.

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

     The dispute with CRC involved various derivative positions that were executed by CRC, purportedly for our benefit under the supplemental supply contract. The dispute arose prior to our bankruptcy proceedings, but was not resolved as a part of our plan of reorganization. The derivative positions consisted of contracts for the forward purchase and sale of electricity as well as put and call options that were written for electric power. We disputed CRC's contention that certain derivative positions were our responsibility, although we recognized a liability relating to certain transactions that we did not dispute.

     We had recorded estimated realized income and expense related to fulfilling or settling the obligations that could arise with respect to the derivatives transactions as a component of cost of sales, and we had recorded in "Other Assets" a net receivable from CRC of $21.0 million at December 31, 2002. The net receivable included $14.8 million of cash that CRC had collected in the form of premiums related to options that expired prior to December 31, 2002, but had not remitted to us. The remaining $6.2 million of the net receivable represented our estimate of CRC's net proceeds from the settlement of certain derivatives positions on their delivery dates during 2002 that were not remitted to us.

     In accordance with the terms of the settlement, we assigned our low-cost, long-term hydropower contracts to the Southern Nevada Water Authority and entered into a new supply agreement with CRC. CRC now provides power to meet approximately 85% of our Henderson facility's needs through purchases made on the open market, under an agreement with a term extending to December 31, 2006, although Pioneer and CRC may agree to extend the term. CRC retained all amounts of cash it had previously collected under the terms of the derivatives agreements, although $3 million of that amount was applied as a collateral deposit in satisfaction of a requirement under the supply agreement.

     Although the settlement with CRC did not generate any cash proceeds for us, we recorded a net non-cash gain from the settlement of $66.3 million in the first quarter of 2003, arising from the reversal of the net liability of $87.3 million that we had recorded for the net mark-to-market loss on outstanding derivative positions and the $21.0 million receivable from CRC. Due to the assignment of our long-term hydropower contracts to the Southern Nevada Water Authority and the resulting higher energy prices under the new supply agreement effective in 2003, we performed an impairment test and determined that the book value of the Henderson facility exceeded the undiscounted sum of future expected cash flows over the remaining life of the facility. We then calculated the estimated fair value of the facility by discounting expected future cash flows using a risk-adjusted discount rate of 13%. Based on that analysis, we recorded an impairment charge of $40.8 million in the first quarter of 2003. During 2003 the power purchased by the Henderson facility cost approximately $4.4 million more than the same amount of hydropower resources would have cost under the previously existing hydropower contract.

EMERGENCE FROM BANKRUPTCY

     The financial results for the twelve months ended December 31, 2001, were affected by our filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code and a parallel filing under the Canadian Companies Creditors' Arrangement Act on July 31, 2001, and our emergence from bankruptcy on December 31, 2001, the effective date of our plan of reorganization. Our post-emergence consolidated financial statements reflect results after the consummation of the plan of reorganization and the application of the principles of fresh-start accounting in accordance with the provisions of SOP 90-7. See Note 3 to the consolidated financial statements. The company as it existed prior to our emergence from bankruptcy (which we refer to as the Predecessor Company) and the Successor Company after adopting fresh-start accounting are different reporting entities and the consolidated financial statements are not comparable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We apply those accounting policies that we believe best reflect the underlying business and economic events, consistent with generally accepted accounting principles. Inherent in such policies are certain key assumptions and estimates that we have made. Our more significant accounting policies include those related to long-lived assets, accruals for long-term employee benefit costs such as pension, postretirement and other post-employment costs, revenue recognition, environmental liabilities, inventory reserves, allowance for doubtful accounts and income taxes.

     Long-Lived Assets. We evaluate long-lived assets for impairment whenever indicators of impairment exist. In addition to idling of production capacity, we consider product prices and energy costs to be key indicators in the evaluation of long-lived asset impairment. In accordance with SFAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets," long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The determination of recoverability of long-lived assets and certain other identifiable intangible assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. During 2002 and 2003 we recognized asset impairments as a result of the idling of capacity at our Tacoma chlor-alkali plant and increased energy costs at our Henderson chlor-alkali plant. In accordance with SFAS 142, "Goodwill and Other Intangible Assets," goodwill is evaluated using the discounted future cash flow estimates of the reporting unit to which the goodwill is identifiable. Using discounted cash flow methodology based on projections of the amounts and timing of future revenues and cash flows of PCI Canada, we determined that as of December 31, 2003 and 2002, our goodwill, all of which relates to PCI Canada, was not impaired. As a result, there was no change in the carrying value of goodwill of $84.1 million as of December 31, 2003 and 2002.

     We believe that the accounting estimate related to asset impairment is a critical accounting estimate because it is highly susceptible to change from period to period and requires management to make assumptions about, among other things, future trends in product prices and energy costs. Those assumptions require significant judgment because actual product prices and energy costs have fluctuated in the past and will continue to do so. To the extent additional information arises or our strategies change, it is possible that our conclusions regarding the impairment of goodwill or other long-lived assets could change and result in a material effect on our financial position or results of operations.

     Environmental Liabilities. In order to reassess our environmental obligations and to update an independent environmental analysis conducted in 2000, we commissioned a new study of environmental concerns at all of our plants during 2003. The study was based on scenario analysis to estimate the cost to remedy environmental concerns at our plant sites. For each scenario, the study also used cost estimating techniques that included actual historical costs, estimates prepared for us by consultants, estimates prepared by our engineers and other published cost data available for similar projects completed at the same or other sites.

     The 2003 study identified a number of conditions that have changed since the 2000 environmental analysis, including, but not limited to, flexibility in regulatory agency guidance, increased knowledge of site conditions, the use of alternative remediation technologies, post-acquisition contamination not covered under existing environmental indemnity agreements and the inherent risk of disputes under some of the indemnity agreements due to passage of time. Based on the study, we estimated our total environmental remediation liabilities to be $21.0 million, of which $3.2 million is subject to indemnity claims against a previous owner. As a result, we recorded an environmental charge of $9.5 million in the first quarter of 2003, and as of December 31, 2003, our total estimated environmental liabilities were $20.5 million. We base our environmental reserves on undiscounted costs. We believe that adequate accruals have been established to address all known remedial obligations, although there can be no guarantee that the actual remedial costs or associated liabilities will not exceed accrued amounts. At some of our locations, regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources. We could be required to incur additional costs to construct and operate remediation systems in the future.

     Defined Benefit and Post-Retirement Plans. As of December 31, 2003, we reported pension and post-retirement liabilities of $24.5 million. Plan obligations and the annual pension expense are determined by independent actuaries and are based in part on a number of assumptions. Key assumptions in measuring plan obligations include the discount rate, the rate of salary increases, the long-term healthcare cost trend rate, mortality rates and the estimated future return on plan assets. As of December 31, 2003, we used the following weighted-average assumptions:

DEFINED BENEFIT PLANS:
Discount rate............................................    6.1%
Expected return on plan assets...........................    8.0%
Rate of compensation increase............................    3.5%

POST RETIREMENT BENEFIT PLANS:
Discount rate............................................    6.2%
Health care cost inflation...............................  6.5%-7.5%

     In determining the discount rate, we used the corporate AA-rated fixed income investment rate with approximately the same duration as our plans' liabilities. Asset returns are based on the anticipated average of earnings expected on the invested funds of the plans based on the results of historical statistical studies performed by our advisors. Approximately 60% of pension plan assets is invested in equity securities and approximately 40% is invested in debt and other fixed-income instruments. Salary-increase assumptions are based on historical experience and anticipated future management actions.

     Changes in key estimates and assumptions could have a material impact on recorded liability amounts and our statutorily-required annual cash-funding obligations. In 2004 we expect a cash-funding obligation of between $4.9 million and $6.3 million for our pension plans. A 1% change in the discount rate would change our recorded obligations by approximately $13.0 million, while a 1% change in the assumed rate of return on assets would change annual costs by approximately $0.8 million. We expect that the 1% change in the discount rate or the assumed rate of return to have no impact on our statutorily-required minimum-funding requirements. Effective December 31, 2003, we decreased our discount rate assumption for our employee benefit plans by 75 basis points to reflect the market decline in the yield of high-quality fixed-income instruments with the same duration as our plans' liabilities. The impact of changes in healthcare trend rates is described in Note 8 to the consolidated financial statements.

     Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and occasional invoice disputes with customers. Our allowance for doubtful accounts consists of a reserve estimate for specific customer accounts that are in dispute or are deemed collection risks, a reserve estimate for industry specific credit concentration risk, primarily pulp and paper accounts, and a general reserve based on our historical bad-debt write-off experience. We perform ongoing credit evaluations of customers and set credit limits based upon a review of our customers' current credit information and payment history. Estimation of such losses requires adjusting historical loss experience for current economic conditions and judgments about the probable effects of economic conditions on certain customers. We cannot guarantee that the rate of future credit losses will be similar to past experience. Each quarter we consider all available information when assessing the adequacy of the provision for allowances, claims and doubtful accounts.

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

LIQUIDITY AND CAPITAL RESOURCES

     Summary of Certain Debt Provisions. Our Senior Secured Debt consists of the Senior Guaranteed Notes due 2006 in the aggregate principal amount of $43.2 million, the Senior Floating Notes due 2006 in the aggregate principal amount of $4.4 million, the 10% Senior Secured Notes due 2008 in the aggregate principal amount of $150 million and the Revolver with a $30 million commitment and a borrowing base restriction. The Senior Secured Debt requires payments of interest and the related agreements contain various covenants including financial covenants in our Revolver (which, if violated, will create a default under the cross-default provisions of the Senior Notes) that obligate us to comply with certain cash flow requirements.

     The debt agreements contain covenants limiting or preventing our ability to, among other things, incur additional indebtedness, prepay or modify debt instruments, grant additional liens, guarantee any obligations, sell assets, engage in another type of business or suspend or terminate a substantial portion of business, declare or pay dividends, make investments, make capital expenditures in excess of certain amounts, or make use of the proceeds of borrowings for purposes other than those specified in the agreements. The agreements also include customary events of default, including one for a change of control under the Revolver. Borrowings under the Revolver are subject to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default.

     We are required to redeem the Tranche A Notes from and to the extent of net cash proceeds of certain asset sales, new equity issuances in excess of $5 million and excess cash flow (as defined in the related agreements). We also have a redemption obligation if certain levels of Pioneer Americas' EBITDA are realized, as discussed below, or if there is a change of control.

     The holders of the 10% Senior Secured Notes may require us to redeem their notes with net cash proceeds from certain asset sales and from new equity issuances in excess of $35 million (if there is no indebtedness outstanding under the Tranche A Notes). In addition, upon the occurrence of a change of control, the holders may require us to repurchase all or a portion of the notes.

     The obligations under the Revolver are secured by liens on our accounts receivable and inventory, and the obligations under the Senior Notes are secured by liens on substantially all of our other assets, with the exception of certain assets that secure the obligations under certain other long-term liabilities.

     Revolver Obligations. One of the covenants in the Revolver requires us to generate at least $21.55 million of net earnings before extraordinary gains, the effects of the derivative instruments excluding derivative expenses paid by us, interest, income taxes, depreciation and amortization (referred to as "Lender-Defined EBITDA") for each twelve-month period ending at the end of each calendar quarter. An amendment to the Revolver that was effective as of December 2003 redefined the manner in which Lender-Defined EBITDA is determined by eliminating the inclusion of non-cash charges that we had incurred in the first quarter of 2003 with respect to an asset impairment and an addition to our environmental reserve. As a result, our Lender-Defined EBITDA for the twelve months ended December 31, 2003, was $39.6 million, which was greater than the $21.55 million required under the Revolver covenant for that period.

     During March 2002 the lender under the Revolver advised us that it believed that a material adverse change had occurred, although it continued to fund loans under the Revolver. In order to address concerns about adverse changes in our financial condition and the possibility that we might not comply with the financial covenant included in the Revolver during the remainder of 2002, we had discussions with the lender on the proposed terms of an amendment to the Revolver, and the lender rescinded its notice that it believed that a material adverse change had occurred. In April 2002 our Revolver was amended to revise the financial covenant to exclude the effects of changes in the fair value of derivative instruments, eliminate the availability of interest rates based on the London interbank offered rate ("LIBOR"), and replace the previously applicable margin over the prime rate (the "Previous Rate") with the Previous Rate plus 2.25% for all loans outstanding under the Revolver. We paid a forbearance fee of $250,000 in connection with the April 2002 amendment. We also agreed with our lender to further amend the financial covenant in the Revolver to exclude realized gains and losses (except to the extent such losses are paid by us) on derivatives, to take into account our expectations for the amount of Lender-Defined EBITDA that would be generated during 2002 as agreed to by the lender, and to add such other financial covenants to the Revolver as the lender deemed necessary to monitor our performance in meeting such projections. A June 2002 amendment to the Revolver required us to meet certain Lender-Defined EBITDA amounts and added the additional financial covenants. Those additional covenants require us to maintain Liquidity (as defined in the June 2002 amendment) of at least $5.0 million, and limit capital expenditure levels to $25.0 million in each calendar year. At December 31, 2003, our Liquidity was $12.4 million, consisting of borrowing availability of $10.5 million and cash of $1.9 million. Our capital expenditures were $10.0 million in 2003, and we estimate capital expenditures will be approximately $9.4 million during 2004.

     In addition to revising the definition of Lender-Defined EBITDA, the December 2003 amendment to the Revolver extended the maturity date of borrowings under the Revolver by two years, from December 31, 2004, to December 31, 2006, restored the Previous Rate for borrowings that are based on the prime rate, restored the availability of LIBOR-based borrowings, and reduced the fees that are payable to the lender. We paid a closing fee of $150,000 in connection with the December 2003 amendment.

     We report amounts of Lender-Defined EBITDA generated by our business because, as indicated above, there are covenants in the Revolver that require us to generate specified levels of Lender-Defined EBITDA. Lender-Defined EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States of America. Lender-Defined EBITDA should not be considered in isolation of, or as a substitute for, income before income taxes as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Lender-Defined EBITDA, as defined in the Revolver, may not be comparable to similar measures reported by other companies. In addition, Lender-Defined EBITDA does not represent funds available for discretionary use.

     The calculation of Lender-Defined EBITDA for each of the quarters during 2003 and for the twelve months ended December 31, 2003, is as follows (dollar amounts in thousands):

                              THREE        THREE         THREE          THREE          TWELVE
                             MONTHS        MONTHS       MONTHS          MONTHS         MONTHS
                              ENDED        ENDED         ENDED          ENDED          ENDED
                            MARCH 31,     JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,
                              2003*         2003         2003            2003           2003
                            ---------     --------   -------------   ------------   ------------
Income (loss) before
  income taxes............   $14,845      $ 2,920       $ 3,010        $(5,874)       $14,901
Interest expense, net.....     4,811        4,792         4,582          4,879         19,064
Depreciation and
  amortization............     5,194        5,360         5,497          5,500         21,551
Derivative items..........   (66,272)          --            --             --        (66,272)
Impairment charge.........    40,818           --            --             --         40,818
Environmental charge......     9,529           --            --             --          9,529
                             -------      -------       -------        -------        -------
Lender-Defined EBITDA.....   $ 8,925      $13,072       $13,089        $ 4,505        $39,591
                             =======      =======       =======        =======        =======

---------------

* For the quarter ended March 31, 2003, Lender-Defined EBITDA, as then defined, did not exclude the impairment and environmental charges, although they are excluded in this presentation.

See Note 16 to the consolidated financial statements for selected unaudited quarterly financial data.

     The Revolver also provides that, as a condition of borrowings, there shall not have occurred any material adverse change in our business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).

     If the required Lender-Defined EBITDA level under the Revolver is not met and the lender does not waive our non-compliance, we will be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur, our lender can refuse to make further advances. Following any such refusal, customer receipts would be applied to our borrowings under the Revolver, and we would not have the ability to reborrow. This would cause us to suffer a rapid loss of liquidity, and we would lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow our lender to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under our Senior Notes which would provide the holders of our Senior Notes the right to accelerate the $197.6 million in Senior Notes outstanding and demand immediate repayment.

     Our borrowings under the Revolver as of February 29, 2004, were $15.9 million. Our $30 million Revolver commitment is subject to borrowing base limitations related to the level of accounts receivable and reserves, and is further reduced by letters of credit that are outstanding. As a result, on February 29, 2004, our additional availability under the Revolver was approximately $11.5 million, and our Liquidity was $14.9 million.

     Prepayment Obligations. Our Tranche A Notes provide that, within 60 days after the end of each calendar quarter through 2006, we are required to redeem and prepay the greater of an amount determined on the basis of (a) Pioneer Americas' net income before extraordinary items, other income, net, interest, income taxes, depreciation and amortization ("Tranche A Notes EBITDA"), and (b) an amount determined on the basis of the Company's excess cash flow and average liquidity, as defined. With respect to Tranche A Notes EBITDA, the amount that is to be redeemed and prepaid is (i) $2.5 million if Tranche A Notes EBITDA for such calendar quarter is $20 million or more but less than $25 million, (ii) $5 million if Tranche A Notes EBITDA for such calendar quarter is more than $25 million but less than $30 million and (iii) $7.5 million if Tranche A Notes EBITDA for such calendar quarter is more than $30 million, in each case plus accrued and unpaid interest to the date of redemption and prepayment. With respect to excess cash flow, the amount that is to be redeemed and prepaid is a percentage of the Company's consolidated net income, without regard to extraordinary gains and losses and net after-tax other income, plus depreciation, amortization and other non-cash charges, and less all cash principal payments, capital expenditures and extraordinary cash gains or cash income received, plus or minus cash changes in working capital. The applicable percentage is to be determined on the basis of the Company's average liquidity, which is the average of cash plus borrowing availability under the Revolver for the quarter or for the 45-day period following the end of the quarter.

     Each holder of Senior Floating Notes may refuse any such repayment. As a result of the application of the applicable provisions with respect to the first quarter of 2003, we redeemed and prepaid $2.4 million of Tranche A Notes on May 23, 2003. One holder refused the prepayment of the balance of the $2.5 million that was to have been prepaid on that date. No redemption and prepayment of Tranche A Notes was required with respect to the calendar quarters that ended on June 30, 2003, September 30, 2003, and December 31, 2003.

     Future Payment Commitments. In 2004, we expect to have cash requirements, in addition to operating and administrative costs, of approximately $32.9 million consisting of the following: (i) interest payments of $18.8 million,
(ii) capital expenditures of $9.5 million, (iii) environmental remediation spending of $1.7 million, (iv) severance payments of $1.2 million and (v) contractual debt repayments of $1.7 million. These amounts are our current estimates and they could materially change based on various factors or unanticipated circumstances. We expect to fund these obligations through available borrowings under our Revolver and internally-generated cash flows from operations, including changes in working capital. Consulting fees that we will incur in connection with the organizational efficiency project that we initiated in February 2004 will range from $2.8 million to $3.6 million, and it is anticipated that additional severance and other costs will arise through the implementation of the project, although we expect to fund such costs through savings generated as a result of the project. We can provide no assurance that the savings from the project will exceed its costs nor can we provide any assurance that we will have sufficient resources to fund all of the obligations and investments noted above.

     The following table sets forth our obligations and commitments to make future payments under debt agreements, non-cancelable operating lease agreements and purchase obligations as of December 31, 2003.

                                                                                                   2009 AND
                                      TOTAL      2004      2005      2006      2007      2008     THEREAFTER
                                     --------   -------   -------   -------   ------   --------   ----------
Consolidated Balance Sheet:
  Long-term debt(a)................  $222,288   $18,484   $ 1,773   $49,336   $  935   $150,000    $ 1,760
Other Obligations:
  Leases(b)........................    64,113    18,164    11,329     9,198    6,423      5,079     13,920
  Purchase obligations(c)..........    16,762    13,650     1,556     1,556       --         --         --
                                     --------   -------   -------   -------   ------   --------    -------
Total..............................  $303,163   $50,298   $14,658   $60,090   $7,358   $155,079    $15,680
                                     ========   =======   =======   =======   ======   ========    =======

---------------

(a) Includes the maturity of the Revolver in 2004 (although the contractual expiration is in 2006), the Senior Guaranteed Notes and Senior Floating Notes in 2006 and the 10% Senior Secured Notes in 2008. The amount outstanding under the Revolver is included as short-term debt for financial reporting purposes. The timing and amount of payments that are set forth do not take into consideration any early redemption obligations that may arise.

(b) Consists primarily of tankcar leases and leases of certain plant facilities and equipment.

(c) Consists primarily of purchase contracts with fixed and determinable payment obligations for goods and services used in manufacturing and producing operations in the normal course of business.

     While we anticipate that product prices will increase during 2004, we have limited ability to influence prices in the commodity markets in which we sell our products. Decreases in the selling prices of our products could have a material adverse affect on our liquidity. In addition, our operating margin is subject to the adverse effects of increased energy costs, and it appears that those costs will remain at relatively high levels during 2004. The amount of liquidity ultimately needed to meet all of our obligations in the future will depend on a number of factors, some of which are uncertain, although some of the uncertainty as to our future liquidity needs has been reduced by the resolution in 2003 of our derivatives dispute with CRC. We also expect that, if successful, our current organizational efficiency project will increase our liquidity, although we would not expect to see any significant net benefit until 2005.

While we strive to maintain or increase our profitability by reducing costs through improving production efficiency, emphasizing higher margin products, and controlling selling and administration expenses, we cannot provide any assurance that these efforts will be sufficient to offset fully the effect of declining ECU prices on operating results.

     There was approximately $222.3 million of our Senior Secured Debt outstanding on December 31, 2003. We do not anticipate that the cash that we will generate from our operations will be sufficient to repay the Revolver and the Tranche A Notes when they are due in December 2006, or the 10% Senior Secured Notes when they are due in December 2008. In such events, it would be necessary to refinance the indebtedness, issue new equity or sell assets. The terms of any necessary new borrowings would be determined by then-current market conditions and other factors, and could impose significant additional burdens on our financial condition and operating flexibility, and the issuance of new equity securities could dilute the interest of our existing stockholders. We cannot provide any assurance that we would be able to refinance any of our indebtedness, raise equity on commercially reasonable terms or at all, or sell assets, which failure could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.

     Capital and Environmental Expenditures. Total capital expenditures were approximately $10.0 million, $10.6 million and $13.1 million for the years ended December 31, 2003, 2002, and 2001, respectively, and are expected to be approximately $9.5 million for the year ending December 31, 2004. Total capital expenditures include expenditures for environmental-related matters at existing facilities of approximately $2.8 million,

$1.4 million and $2.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. We do not anticipate any capital expenditures for environmental-related matters in 2004.

     We routinely incur operating expenditures associated with hazardous substance management and environmental compliance matters in ongoing operations. These operating expenses include items such as waste management, fuel, electricity and salaries. The amounts of these operating expenses were approximately $1.3 million, $3.2 million and $2.7 million in 2003, 2002 and 2001, respectively. We expect to spend approximately $1.7 million for these types of expenses during 2004. At December 31, 2003 and 2002, we maintained an accrual of $20.5 million and $11.6 million, respectively, for environmental liabilities. We recorded a $9.5 million environmental charge during the first quarter of 2003 resulting from an environmental study completed in May 2003. See
Item 1 "Business -- Environmental Regulation" in Part I of this report and Note 15 to our consolidated financial statements.

     Net Operating Loss Carryforward. At December 31, 2003, we had, for income tax purposes, approximately $268.0 million of U.S. NOLs. Approximately $68.0 million of the NOLs (the "Successor Company NOLs") generated in 2003 and 2002 will expire in 2022 and 2023 and are not subject to limitation. The remaining $200.0 million of NOLs (the "Predecessor Company NOLs"), expiring from 2009 to 2023, were generated prior to our emergence from bankruptcy on December 31, 2001. As a result of our emergence from bankruptcy and changes in the ownership of the Company in 2001, the utilization of the Predecessor Company NOLs is subject to limitation under the Internal Revenue Code and may be substantially restricted. The limitation on NOL utilization may adversely affect our after-tax cash flow in future periods. An additional $24.0 million of Canadian NOLs generated in 2003 and 2002 are not subject to limitation, and expire in 2009 and 2010. See Item 1 "Business -- Risks -- Availability of our operating loss carryforward may be limited by the Internal Revenue Code" in Part I of this report and Note 14 to our consolidated financial statements.

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

     Due to the significance of the U.S. dollar-denominated long-term debt of our Canadian subsidiary and certain other U.S. dollar-denominated assets and liabilities, the entity's functional accounting currency is the U.S. dollar. A portion of our sales and expenditures is denominated in Canadian dollars, and accordingly, our results of operations and cash flows may be affected by fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar, since Canadian dollar transactions must be translated into U.S. dollars for accounting purposes. In addition, because a portion of our revenues, cost of sales and other expenses are denominated in Canadian dollars, we have a translation exposure to fluctuation in the Canadian dollar against the U.S. dollar. We recorded $5.8 million of currency exchange loss as other expense for 2003, compared to $0.1 million of currency exchange gain in 2002. We also recorded a Canadian deferred tax benefit of $3.9 million in 2003 as the result of the exchange loss on U.S. dollar denominated intercompany balances, due to the effect of the weakening of the U.S. dollar. Currently, we are not engaged in forward foreign exchange contracts, but may enter into such hedging activities in the future.

     Working Capital. Our working capital was $12.6 million and negative $16.4 million as of December 31, 2003 and 2002, respectively. There was no net current derivative mark-to-market liability in the 2003 total, while the 2002 amount includes $19.8 million of net current derivative mark-to-market liability. Other changes from 2002 to 2003 consisted primarily of improved collections of accounts receivable and reduced liabilities as a result of current-year payments of pre-petition liabilities and severance obligations.

     Net Cash Flows from Operating Activities. Net cash from operating activities was $14.3 million in 2003, compared to $0.3 million in 2002. The increase was primarily due to higher current year net income offset by $7.1 million in increased use of cash, primarily attributable to increased pension and plant operating costs.

     Net Cash Flows Used in Investing Activities. Net cash used in investing activities, consisting primarily of capital expenditures, was $10.0 million in 2003, as compared to $8.6 million in 2002.

     Net Cash Flows from Financing Activities. Net cash used by financing activities was $5.4 million in 2003, compared to cash inflows of $6.4 million in 2002. The 2003 cash outflows were due primarily to a $2.4 million redemption and prepayment of the Tranche A Notes, $3.0 million of early payments on two promissory notes and $2.1 million in repayments of other debt obligations, offset by net borrowings of $2.1 million under the Revolver. The 2002 cash inflows were due to net borrowings under the Revolver, offset by scheduled debt repayments.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data of the Successor Company and the Predecessor Company for the periods indicated (dollars in thousands and percentages as a percentage of revenues). The consolidated statements of operations information for the years ended December 31, 2003 and 2002 reflects the operating results after the effect of the plan of reorganization and the application of the principles of fresh-start accounting. Accordingly, such financial information is not comparable to the historical financial information before December 31, 2001.

                                                                                PREDECESSOR
                                                  SUCCESSOR COMPANY               COMPANY
                                           -------------------------------     --------------
                                                        YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------
                                                2003             2002               2001
                                           --------------   --------------     --------------
Revenues.................................  $378,675   100%  $316,907   100%    $383,482   100%
Cost of sales -- product.................  (340,804)  (90)  (296,622)  (94)    (348,726)  (91)
Cost of sales -- derivatives.............   (20,999)   (6)    12,877     4       10,725     3
                                           --------   ---   --------   ---     --------   ---
Total cost of sales......................  (361,803)  (96)  (283,745)  (90)    (338,001)  (88)
                                           --------   ---   --------   ---     --------   ---
Gross profit.............................    16,872     4     33,162    10       45,481    12
Selling, general and administrative
  expenses...............................   (23,204)   (6)   (23,893)   (8)     (41,861)  (11)
Change in fair value of derivatives......    87,271    23     23,566     8     (110,837)  (29)
Asset impairment and other items.........   (41,158)  (10)   (20,084)   (6)     (12,938)   (3)
                                           --------   ---   --------   ---     --------   ---
Operating income (loss)..................    39,781    11     12,751     4     (120,155)  (31)
Interest expense, net....................   (19,064)   (5)   (18,891)   (6)     (36,010)   (9)
Reorganization items.....................        --    --         --    --       (6,499)   (2)
Fresh-start adjustments..................        --    --         --    --     (106,919)  (28)
Debt forgiveness income..................        --    --         --    --      423,051   110
Other income (expense), net..............    (5,816)   (2)       602    --        1,169    --
                                           --------   ---   --------   ---     --------   ---
Income (loss) before income taxes
  items..................................    14,901     4     (5,538)   (2)     154,637    40
Income tax (expense) benefit.............     3,286     1        781    --      (11,862)   (3)
                                           --------   ---   --------   ---     --------   ---
Net income (loss)........................  $ 18,187     5%  $ (4,757)   (2)%   $142,775    37%
                                           ========   ===   ========   ===     ========   ===

     Our derivatives positions, which were the subject of the dispute with CRC that was settled early in 2003, are discussed under "Settlement of Dispute with the Colorado River Commission of Nevada" above.

  YEAR ENDED DECEMBER 31, 2003, COMPARED TO YEAR ENDED DECEMBER 31, 2002

     Revenues. Revenues for the years ended December 31, 2003 and 2002, were as follows:

                                                   2003        2002
                                                 --------    --------
Chlorine and caustic soda......................  $276,309    $221,521
Other..........................................   102,366      95,386
                                                 --------    --------
  Total revenues...............................  $378,675    $316,907
                                                 ========    ========
Average ECU netback*...........................  $    382    $    270
                                                 ========    ========

---------------

* The average ECU netback relates only to sales of chlorine and caustic soda, and not to sales of other products.

     Revenues increased by $61.8 million, or approximately 19%, to $378.7 million for 2003 as compared to 2002. Revenues from the sale of chlorine and caustic soda increased by $54.8 million, with an increase of approximately $62.1 million due to increased ECU netbacks being partially offset by a decrease of $7.3 million arising from 55,000 fewer tons of chlorine sales due to the idling of the Tacoma facility in early 2002. Our average ECU netback for the year ended December 31, 2003 was $382, an increase of approximately 41% from the average netback in 2002 of $270. Revenues in 2003 were also favorably affected by increased prices and volumes for our other products, with an increase of $7.9 million in revenues resulting from improved bleach sales in the western U.S.

     Cost of Sales -- Product. Cost of sales -- product increased by $44.2 million, or approximately 15%, in 2003 as compared to 2002. The increase was primarily attributable to an $8.8 million increase in environmental charges, increased electricity costs of approximately $14.6 million, an increase of approximately $11.5 million in other variable production costs and cost of products purchased for resale, approximately $15.6 million of increased operating and maintenance expenses, and the absence of a $1.1 million curtailment gain and $1.2 million in costs, primarily property taxes, recorded in 2002 and related to the idling of the Tacoma plant. Those increases were offset to some extent by decreases of $3.7 million in depreciation expense and $1.0 in freight costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses remained relatively constant at $23.2 million in 2003 as compared to $23.9 million in 2002. An increase in bad debt expense of $2.1 million in 2003 compared to 2002 was largely offset by the absence of $1.4 million of personnel costs and $0.6 million of professional fees that had been recorded in 2002 as the result of the restructuring efforts and derivatives dispute matters. The increase in bad debt expense in 2003 was primarily related to an increase in the allowance for doubtful accounts for estimated collection losses due to credit-risk exposure to customers in the pulp and paper industry.

     Asset Impairment and Other Items. Asset impairment and other items for 2003 included a $40.8 million impairment charge related to the Henderson facility and a net loss $0.8 million on disposition of fixed assets, offset slightly by a $0.4 million gain from the early payment of a promissory note. The impairment charge arose as a result of the increase in energy costs at the Henderson facility brought about by the CRC settlement. In December 2002, due to increasing power costs and the uncertainty of restarting the Tacoma facility, we recorded an impairment of $16.9 million to reduce the book value of the facility to estimated fair value at December 31, 2002. Asset impairment and other items in 2002 also included $2.9 million of severance expense, $0.7 million of Tacoma idling costs, $0.5 million of legal expenses related to Pioneer's emergence from bankruptcy, and a $1.3 million gain from the sale of assets. See Note 12 to the consolidated financial statements.

     Interest Expense, Net. Interest expense was $19.1 million and $18.9 million in 2003 and 2002, respectively, net of interest income of $18,000 in 2003 and $64,000 in 2002.

     Other Income (Expense), Net. Other expense for 2003 was comprised of $5.8 million in exchange loss. For 2002 other income, net of $0.6 million included $0.1 million in exchange gain and other various nominal items.

     Income Tax Benefit. Income tax benefit for 2003 was $3.3 million, reflecting foreign tax benefit on the net loss of our Canadian operations. Due to uncertainty as to our ability to generate future taxable income against which our U.S. NOLs and other deferred tax assets can be applied in future years, a 100% valuation allowance amounting to $110.6 million was recorded in connection with our U.S. deferred tax assets at December 31, 2003, compared to a $116.3 million allowance in 2002. Income tax benefit for 2002 was $0.8 million. During 2002 we recorded a credit of $0.5 million to additional paid-in capital in connection with a refund relating to the carryback of Predecessor Company NOLs.

  YEAR ENDED DECEMBER 31, 2002, COMPARED TO YEAR ENDED DECEMBER 31, 2001

     As noted above, the information in the consolidated statements of operations for the year ended December 31, 2002, reflects the operating results after the effect of the plan of reorganization and the application of the principles of fresh-start accounting. Accordingly, in certain respects financial information for the year ended December 31, 2002, is not comparable to the historical financial information before December 31, 2001.

     Revenues. Revenues for the years ended December 31, 2002 and 2001, were as follows:

                                                   2002        2001
                                                 --------    --------
Chlorine and caustic soda......................  $221,521    $280,005
Other..........................................    95,386     103,477
                                                 --------    --------
  Total revenues...............................  $316,907    $383,482
                                                 ========    ========
Average ECU netback*...........................  $    270    $    337
                                                 ========    ========

---------------

* The average ECU netback relates only to sales of chlorine and caustic soda, and not to sales of other products.

     Revenues decreased by $66.6 million, or approximately 17%, to $316.9 million for 2002 as compared to 2001. The decrease was primarily due to lower ECU netbacks. Our average ECU netback for the year ended December 31, 2002, was $270, a decrease of approximately 20% from the average netback in 2001 of $337.

     Cost of Sales -- Product. Cost of sales -- product, decreased approximately $52.1 million, or approximately 15% in 2002 as compared to 2001. Cost savings resulting from idling the Tacoma plant in March 2002 accounted for approximately $25.5 million of the decrease, including the impact of a $1.2 million curtailment gain for the Tacoma pension plan. Another $8.2 million of the decrease resulted from lower depreciation expense due to the revaluation of property, plant and equipment pursuant to fresh-start accounting. The remaining decrease resulted primarily from cost savings from an organizational restructuring and other cost reduction initiatives, offset somewhat by a $1.4 million inventory adjustment to reduce the amount recorded for stores (spare parts) inventory based on a physical count, and $1.6 million of planned major maintenance expense at our St. Gabriel facility.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $18.0 million, or 43%, for 2002 as compared to 2001. This decrease is primarily comprised of non-cash items, including $3.7 million related to a reduction in bad debt expense, $2.3 million resulting from the absence of amortization of debt issuance costs, which were written off upon emergence from bankruptcy when the related debt was forgiven, $8.9 million due to the absence of goodwill amortization resulting from the adoption of SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002, and a $2.4 million decrease in depreciation and amortization expense caused by the revaluation of property, plant and equipment and intangibles upon emergence from bankruptcy. The remaining decrease is primarily attributable to cost savings from the organizational restructuring and other cost reduction initiatives.

     Asset Impairment and Other Items. In December 2002, due to increasing power costs and the uncertainty of restarting the Tacoma facility, we recorded an impairment of $16.9 million to reduce the book value of the facility to estimated fair value at December 31, 2002. Asset impairment and other items in 2002 also included $2.9 million of severance expense, $0.7 million of Tacoma idling costs, $0.5 million of legal expenses related to Pioneer's emergence from bankruptcy and a $1.1 million gain from the sale of assets. Asset impairment and other items for 2001 included $3.8 million from an asset impairment, $4.8 million of severance expense and $4.3 million of professional fees related to Pioneer's financial reorganization incurred prior to the Chapter 11 filing on July 31, 2001.

     Interest Expense, Net. Interest expense for 2001 excluded contractual interest of $21.8 million that was not recorded in accordance with SOP 90-7 as it related to forgiven debt, and interest income for 2001 was $67,000. Interest expense decreased by $17.1 million, or 52% during 2002 as compared to 2001. Interest income in 2002 was $64,000. The decrease resulted primarily from debt forgiveness of $368 million, which represents a 63% decrease from the amount of debt outstanding immediately prior to emergence from Chapter 11. This decrease from debt forgiveness was partially offset by an increase in interest rates.

     Other Income, Net. For 2002 other income, net of $0.6 million included various nominal items. For 2001 other income, net included a sales tax refund of $0.5 million.

     Income Tax Benefit. Income tax benefit for 2002 was $0.8 million, reflecting foreign tax benefit on the net loss of our Canadian operations. Due to uncertainty as to as to our ability to generate future taxable income against which our U.S. NOLs and other deferred tax assets can be applied in future years, a 100% valuation allowance amounting to $116.3 million was recorded in connection with our U.S. deferred tax assets at December 31, 2002. We recorded $140.7 million of valuation allowance for deferred tax assets as of December 31, 2001. During 2002 we recorded a credit of $0.5 million to additional paid-in capital in connection with a refund relating to the carryback of Predecessor Company NOLs.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") has issued a number of new accounting standards that became effective in 2003. The effects of such requirements on our financial statements are as follows:

     In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under SFAS 145, gains or losses from extinguishments of debt that do not meet the criteria of Accounting Principles Board No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" should be classified to income from continuing operations in all periods presented. We adopted SFAS 145 effective January 1, 2003, and have classified gains on early extinguishments of debt within income for continuing operations for all periods presented. As a result, a gain of $414.3 million (net of tax of $8.7 million) from debt forgiven upon our emergence from Chapter 11 bankruptcy on December 31, 2001, has been reclassified as income before income taxes.

     In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for fiscal years beginning after December 31, 2002. SFAS 146 requires the liability for costs associated with exit or disposal activities to be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. We adopted SFAS 146 effective January 1, 2003, and the adoption did not impact our results of operations or financial condition.

     In January 2003, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others" ("FIN 45"), which required recognition of a liability for the obligation undertaken upon issuing a guarantee. This liability would be recorded at the inception date of the guarantee and would be measured at fair value. The disclosure provisions of FIN 45 were effective for our financial statements as of March 31, 2003. The adoption of FIN 45 did not have a material effect on our financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The table below provides information about our market-sensitive debt instruments and constitutes a "forward-looking statement." Our fixed-rate debt has no earnings exposure from changes in interest rates. We have certain variable rate instruments that are subject to market risk. An increase in the market interest rates would increase our interest expense and our cash requirements for interest payments. For example, an average increase of 0.25% in the variable interest rate would increase our annual interest expense and payments by approximately $0.2 million.

                                                                                                  FAIR VALUE
                          EXPECTED MATURITY DATE AT DECEMBER 31, 2003 YEAR ENDING DECEMBER 31,        AT
                          --------------------------------------------------------------------   DECEMBER 31,
                           2004      2005     2006     2007     2008     THEREAFTER    TOTAL         2003
                          -------   ------   -------   ----   --------   ----------   --------   ------------
Fixed rate debt(a)......  $ 1,661   $1,773   $ 1,772   $935   $150,000     $   --     $156,141     $147,141
Variable rate debt(b)...   16,823       --    47,564     --         --      1,760       66,147       63,293
                          -------   ------   -------   ----   --------     ------     --------     --------
  Total debt............  $18,484   $1,773   $49,336   $935   $150,000     $1,760     $222,288     $210,434
                          =======   ======   =======   ====   ========     ======     ========     ========

---------------

(a) Debt instruments at fixed interest rates ranging from 8.0% to 10.0%, with the majority at 10.0%; includes the payment of the 10% Senior Secured Notes in 2008.

(b) Debt instruments at variable interest rates, including LIBOR based loans, ranging from 1.4% to 7.0% at December 31, 2003; includes the maturity of the Tranche A Notes in 2006; includes the maturity of the Revolver in 2006, although the Revolver is classified as short-term debt for financial reporting purposes. The timing and amount of payments that are set forth do not take into consideration any early redemption obligations that may arise.

     We operate in Canada and are subject to foreign currency exchange rate risk. Due to the significance of our Canadian subsidiary's United States dollar-denominated long-term debt and certain other United States dollar-denominated assets and liabilities, our functional accounting currency is the United States dollar. Certain other items of working capital are denominated in Canadian dollars. An average change of 1% in the currency exchange rate would change total assets by approximately $0.2 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     In this report, our consolidated financial statements and supplementary data appear following the signature page to this report and are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information to be set forth in Pioneer's definitive proxy statement relating to the 2004 Annual Meeting of Stockholders of Pioneer (the "2004 Proxy Statement") to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in response to Items 401, 405 and 406 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act ("Regulation S-K"). If the 2004 Proxy Statement is not so filed within 120 days after December 31, 2003, such information will be included in an amendment to this report filed not later than the end of such period. Reference is also made to the information appearing in Item 4A of Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information to be set forth in the 2004 Proxy Statement in response to Item 402 of Regulation S-K, or if the 2004 Proxy Statement is not so filed within 120 days after December 31, 2003, such information will be included in an amendment to this report filed not later than the end of such period.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information to be set forth in the 2004 Proxy Statement in response to Item 403 of Regulation S-K, or if the 2004 Proxy Statement is not so filed within 120 days after December 31, 2003, such information will be included in an amendment to this report filed not later than the end of such period.

     See the information contained under the heading "Equity Compensation Plan Information" in Item 5 of this report regarding shares authorized for issuance under equity compensation plans approved by stockholders and not approved by stockholders. For descriptions of our equity compensation plans, including the 2001 Employee Stock Option Plan, see Note 8 to the consolidated financial statements.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information to be set forth in the 2004 Proxy Statement in response to Item 404 of Regulation S-K, or if the 20034 Proxy Statement is not so filed within 120 days after December 31, 2003, such information will be included in an amendment to this report filed not later than the end of such period.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information to be set forth in the 2004 Proxy Statement in response to Item 404 of Regulation S-K, or if the 20034 Proxy Statement is not so filed within 120 days after December 31, 2003, such information will be included in an amendment to this report filed not later than the end of such period.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1)Financial Statements.

        See Index to Consolidated Financial Statements on page F-1.

      (2)
        Financial Statement Schedule.

        See Exhibit 99.1.

      (3)
        Exhibits

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
            2.1*         Pioneer Companies, Inc. Amended Joint Plan of Reorganization
                         under Chapter 11 of the United States Bankruptcy Code
                         (incorporated by reference to Exhibit 2.1 to Pioneer's
                         Annual Report on Form 10-K for the fiscal year ended
                         December 31, 2001).
            2.2*         Order Approving Disclosure Statement, dated September 21,
                         2001 (incorporated by reference to Exhibit 2.2 to Pioneer's
                         Annual Report on Form 10-K for the fiscal year ended
                         December 31, 2001).
            2.3*         Order Confirming Joint Plan of Reorganization, dated
                         November 28, 2001 (incorporated by reference to Exhibit 2.4 to Pioneer's Current Report on Form 8-K filed on December
                         28, 2001).
            2.4*         Asset Purchase Agreement, dated as of May 14, 1997, by and between OCC Tacoma, Inc. and Pioneer Companies, Inc.
                         (incorporated by reference to Exhibit 2 to Pioneer's Current
                         Report on Form 8-K filed on July 1, 1997).
            2.5*         Asset Purchase Agreement, dated as of September 22, 1997,
                         between PCI Chemicals Canada Inc. ("PCICC"), PCI Carolina,
                         Inc. and Pioneer Companies, Inc. and ICI Canada Inc., ICI
                         Americas, Inc. and Imperial Chemical Industries plc
                         (incorporated by reference to Exhibit 2 to Pioneer's
                         Quarterly Report on Form 10-Q for the quarter ended
                         September 30, 1997).
            2.6*         First Amendment to Asset Purchase Agreement, dated as of
                         October 31, 1997, between PCICC, PCI Carolina, Inc. and
                         Pioneer Companies, Inc. and ICI Canada Inc., ICI Americas,
                         Inc. and Imperial Chemical Industries plc (incorporated by reference to Exhibit 2 to Pioneer's Current Report on Form
                         8-K filed on November 17, 1997).
            3.1*         Fourth Amended and Restated Certificate of Incorporation of
                         Pioneer Companies, Inc. (incorporated by reference to
                         Exhibit 3.1 to Pioneer's Annual Report on Form 10-K for the
                         fiscal year ended December 31, 2001).
            3.2*         Amended and Restated By-laws of Pioneer Companies, Inc.
                         (incorporated by reference to Exhibit 3.2 to Pioneer's
                         Annual Report on Form 10-K for the fiscal year ended
                         December 31, 2001).
            4.1*         Specimen Pioneer Companies, Inc. Stock Certificate
                         (incorporated by reference to Exhibit 4.1 to Pioneer's
                         Annual Report on Form 10-K for the fiscal year ended
                         December 31, 2001).
            4.2*         Indenture, dated as of December 31, 2001, among PCI
                         Chemicals Canada Company, the guarantors named therein and
                         Wells Fargo Bank Minnesota, National Association, as
                         trustee, relating to $150,000,000 principal amount of 10%
                         Senior Secured Guaranteed Notes due 2008 (incorporated by
                         reference to Exhibit 4.3 to Pioneer's Annual Report on Form
                         10-K for the fiscal year ended December 31, 2001).
            4.3*         Term Loan Agreement, dated as of December 31, 2001, among
                         Pioneer Americas LLC, the guarantors named therein, the
                         lenders from time to time parties thereto and Wells Fargo
                         Bank Minnesota, National Association, as administrative
                         agent (incorporated by reference to Exhibit 4.4 to Pioneer's
                         Annual Report on Form 10-K for the fiscal year ended
                         December 31, 2001).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
            4.4*         Indenture, dated as of December 31, 2001, among Pioneer
                         Americas LLC, the guarantors named therein, and Wells Fargo
                         Bank Minnesota, National Association, as trustee, relating to up to $50,000,000 principal amount of Senior Secured
                         Floating Rate Guaranteed Notes due 2006 (incorporated by
                         reference to Exhibit 4.5 to Pioneer's Annual Report on Form
                         10-K for the fiscal year ended December 31, 2001).
            4.5*         Loan and Security Agreement, dated as of December 31, 2001, among PCI Chemicals Canada Company, Pioneer Americas LLC,
                         the lenders that are signatories thereto and Foothill
                         Capital Corporation, as arranger and administrative agent
                         (incorporated by reference to Exhibit 4.6 to Pioneer's
                         Annual Report on Form 10-K for the fiscal year ended
                         December 31, 2001).
            4.6*         First Amendment to Loan and Security Agreement, dated April
                         15, 2002, between and among the lenders identified on the
                         signature pages thereto, Foothill Capital Corporation, PCI
                         Chemicals Canada Company and Pioneer Americas LLC
                         (incorporated by reference to Exhibit 4.7 to Pioneer's
                         Annual Report on Form 10-K for the fiscal year ended
                         December 31, 2001).
            4.7*         Second Amendment to Loan and Security Agreement effective as of May 31, 2002, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation,
                         PCI Chemicals Canada Company and Pioneer Americas LLC
                         (incorporated by reference to Exhibit 4.1 to Pioneer's
                         Current Report on Form 8-K filed on June 14, 2002).
            4.8*         Third Amendment to Loan and Security Agreement effective as of July 29, 2002, between and among the lenders identified on the signature pages thereof, Foothill Capital
                         Corporation, PCI Chemicals Canada Company and Pioneer
                         Americas LLC (incorporated by reference to Exhibit 4.8 to
                         Pioneer's Annual Report on Form 10-K for the fiscal year
                         ended December 31, 2002).
            4.9*         Fourth Amendment to Loan and Security Agreement effective as of December 10, 2002, between and among the lenders
                         identified on the signature pages thereof, Foothill Capital
                         Corporation, PCI Chemicals Canada Company and Pioneer
                         Americas LLC (incorporated by reference to Exhibit 4.9 to
                         Pioneer's Annual Report on Form 10-K for the fiscal year
                         ended December 31, 2002).
            4.10         Fifth Amendment to Loan and Security Agreement effective as of July 1, 2003, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation,
                         PCI Chemicals Canada Company and Pioneer Americas LLC.
            4.11         Sixth Amendment to Loan and Security Agreement effective as of December 31, 2003, between and among the lenders
                         identified on the signature pages thereof, Foothill Capital
                         Corporation, PCI Chemicals Canada Company and Pioneer
                         Americas LLC.
            4.12*        Common Security and Intercreditor Agreement, dated as of
                         December 31, 2001, by and among the grantors named therein and Wells Fargo Bank Minnesota, National Association
                         (incorporated by reference to Exhibit 4.8 to Pioneer's
                         Annual Report on Form 10-K for the fiscal year ended
                         December 31, 2001).
           10.1+*        Pioneer Companies, Inc. 2001 Employee Stock Option Plan
                         (incorporated by reference to Exhibit 10.1 to Pioneer's
                         Annual Report on Form 10-K for the fiscal year ended
                         December 31, 2001).
           10.2+*        Employment Agreement, dated September 17, 2002, between
                         Pioneer Companies, Inc. and Michael Y. McGovern
                         (incorporated by reference to Exhibit 10.2 to Pioneer's
                         Annual Report on Form 10-K for the fiscal year ended
                         December 31, 2002).
           10.3+*        Severance Agreement, dated September 30, 2002, between
                         Pioneer Companies, Inc. and Michael J. Ferris (incorporated by reference to Exhibit 10.3 to Pioneer's Annual Report on
                         Form 10-K for the fiscal year ended December 31, 2002).
           10.4+*        Services Agreement, dated October 17, 2002, between Pioneer
                         Companies, Inc. and Philip J. Ablove (incorporated by
                         reference to Exhibit 10.4 to Pioneer's Annual Report on Form
                         10-K for the fiscal year ended December 31, 2002).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
           10.5*         Indemnity Agreement dated March 14, 2002, between Pioneer
                         Companies, Inc. and Marvin E. Lesser (incorporated by
                         reference to Exhibit 10.1 to Pioneer's Quarterly Report on
                         Form 10-Q for the quarter ended March 31, 2002).
           10.6*         Indemnity Agreement dated March 14, 2002, between Pioneer
                         Companies, Inc. and Michael Y. McGovern (incorporated by
                         reference to Exhibit 10.2 to Pioneer's Quarterly Report on
                         Form 10-Q for the quarter ended March 31, 2002).
           10.7*         Indemnity Agreement dated March 14, 2002, between Pioneer
                         Companies, Inc. and Gary L. Rosenthal (incorporated by
                         reference to Exhibit 10.3 to Pioneer's Quarterly Report on
                         Form 10-Q for the quarter ended March 31, 2002).
           10.8*         Indemnity Agreement dated March 14, 2002, between Pioneer
                         Companies, Inc. and David N. Weinstein (incorporated by
                         reference to Exhibit 10.4 to Pioneer's Quarterly Report on
                         Form 10-Q for the quarter ended March 31, 2002).
           10.9+         Pioneer Companies, Inc. Discretionary Severance Benefit
                         Plan, effective May 1, 2003.
           14.1          Pioneer Companies, Inc. Code of Business Conduct and Ethics.
           21.1*         List of Subsidiaries (incorporated by reference to Exhibit
                         21.1 to Pioneer's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
           23.1          Consent of Deloitte & Touche LLP.
           31.1          Certification of Michael Y. McGovern required by Rule
                         13a-14(a) or Rule 15d-14(a) under the Securities Exchange
                         Act of 1934.
           31.2          Certification of Gary L. Pittman required by Rule 13a-14(a)
                         or Rule 15d-14(a) under the Securities Exchange Act of 1934.
           32.1          Certification of Michael Y. McGovern required by Rule
                         13a-14(b) or Rule 15d-14(b) under the Securities Exchange
                         Act of 1934 and 18 U.S.C. Section 1350.
           32.2          Certification of Gary L. Pittman required by Rule 13a-14(b)
                         or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
           99.1          Schedule II -- Valuation and Qualifying Accounts.

---------------

* Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

+ Indicates management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.

     On November 26, 2003, we filed a report on Form 8-K. Under Item 5 of the report ("Other Events and Regulation FD Disclosure"), we disclosed that we had received a request to provide production information for each of the calendar quarters during 2002 and 2003, similar to the three- and nine-month information provided in our quarterly report on Form 10-Q for the quarter ended September 30, 2003. The requested information for 2002 and 2003 was provided.

     We also filed a report on Form 8-K on October 24, 2003. Under Item 5 of the report ("Other Events and Regulation FD Disclosure"), we disclosed that we had issued a press release reporting on progress with respect to negotiations of the terms of a power contract for our chlor-alkali plant in Tacoma, Washington, and the possible re-opening of the plant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PIONEER COMPANIES, INC.
                                            (Registrant)

Date: March 29, 2004
                                            By:  /s/ MICHAEL Y. MCGOVERN
                                            ------------------------------------
                                                    Michael Y. McGovern
                                               President and Chief Executive
                                                          Officer

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

                      SIGNATURE                                      TITLE                       DATE
                      ---------                                      -----                       ----



               /s/ MICHAEL Y. MCGOVERN                 President, Chief Executive Officer   March 29, 2004
-----------------------------------------------------  and Director
                (Michael Y. McGovern)




                 /s/ GARY L. PITTMAN                   Vice President and Chief Financial   March 29, 2004
-----------------------------------------------------  Officer (Principal Financial
                  (Gary L. Pittman)                    Officer)




                 /s/ LYN N. GARLAND                    Vice President and Controller        March 29, 2004
-----------------------------------------------------  (Principal Accounting Officer)
                  (Lyn N. Garland)




               /s/ DAVID N. WEINSTEIN                  Chairman of the Board of Directors   March 29, 2004
-----------------------------------------------------
                (David N. Weinstein)




                /s/ MARVIN E. LESSER                   Director                             March 29, 2004
-----------------------------------------------------
                 (Marvin E. Lesser)




                /s/ GARY L. ROSENTHAL                  Director                             March 29, 2004
-----------------------------------------------------
                 (Gary L. Rosenthal)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2

Consolidated Financial Statements, Pioneer Companies, Inc.
  and subsidiaries:

  Consolidated Balance Sheets as of December 31, 2003 and
     2002 (Successor Company)...............................  F-3

  Consolidated Statements of Operations for the years ended
     December 31, 2003 and 2002 (Successor Company), and
     2001 (Predecessor Company).............................  F-4

  Consolidated Statements of Stockholders' Equity
     (Deficiency in Assets) for the years ended December 31,
     2003 and 2002 (Successor Company), and 2001
     (Predecessor Company)..................................  F-5

  Consolidated Statements of Cash Flows for the years ended
     December 31, 2003 and 2002 (Successor Company), and
     2001 (Predecessor Company).............................  F-6

  Notes to Consolidated Financial Statements................  F-7

     All schedules, except Schedule II, which is filed as Exhibit 99.1, have been omitted because they are not required under the relevant instructions or because the required information is included in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Pioneer Companies, Inc.

We have audited the accompanying consolidated balance sheets of Pioneer Companies, Inc. and subsidiaries ("Pioneer") as of December 31, 2003 and 2002 (Successor Company balance sheets), and the related consolidated statements of operations, stockholders' equity (deficiency in assets) and cash flows for the each of the two years ended December 31, 2003 and 2002 (Successor Company operations) and for the year ended December 31, 2001 (Predecessor Company operations). Our audits also included the financial statement schedule listed in the Index referred to in Item 15(a)(2) of the Successor Company and Predecessor Company as of the respective dates referred to above. These financial statements and the financial statement schedule are the responsibility of Pioneer's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of Pioneer as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003.

As discussed in Note 2 to the consolidated financial statements, Pioneer changed its method of accounting for goodwill and other intangible assets on January 1, 2002, to conform with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

DELOITTE & TOUCHE LLP

March 29, 2004
Houston, Texas

                            PIONEER COMPANIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                   SUCCESSOR COMPANY
                                                              ---------------------------
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $  1,946       $  2,789
  Accounts receivable, less allowance for doubtful accounts:
     2003, $2,947; 2002, $1,337.............................      38,800         39,983
  Inventories, net..........................................      15,707         15,311
  Current derivative asset..................................          --         17,834
  Prepaid expenses and other current assets.................       5,018          4,779
                                                                --------       --------
          Total current assets..............................      61,471         80,696
Property, plant and equipment:
  Land......................................................       6,520          7,315
  Buildings and improvements................................      29,522         32,952
  Machinery and equipment...................................     190,953        220,072
  Construction in progress..................................       2,975          4,085
                                                                --------       --------
                                                                 229,970        264,424
Less accumulated depreciation...............................     (40,436)       (22,155)
                                                                --------       --------
                                                                 189,534        242,269
Other assets, net...........................................       3,931         25,755
Non-current derivative asset................................          --         41,362
Excess reorganization value over the fair value of
  identifiable assets.......................................      84,064         84,064
                                                                --------       --------
          Total assets......................................    $339,000       $474,146
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 13,027       $ 17,377
  Accrued liabilities.......................................      17,369         20,977
  Current derivative liability..............................          --         37,614
  Short-term debt, including current portion of long-term
     debt...................................................      18,485         21,112
                                                                --------       --------
          Total current liabilities.........................      48,881         97,080
Long-term debt, less current portion........................     203,803        207,463
Accrued pension and other employee benefits.................      24,584         26,132
Non-current derivative liability............................          --        108,852
Other long-term liabilities.................................      42,742         33,367
Commitments and contingencies (Note 13) Stockholders'
  equity:
     Preferred stock, $.01 par value, 10,000 shares
      authorized, none issued or outstanding................          --             --
     Common stock, $.01 par value, authorized 50,000 shares,
      issued and outstanding 10,004 shares..................         100            100
Additional paid-in capital..................................      10,941         10,933
Other comprehensive loss....................................      (5,481)        (5,024)
Retained earnings (deficit).................................      13,430         (4,757)
                                                                --------       --------
          Total stockholders' equity........................      18,990          1,252
                                                                --------       --------
          Total liabilities and stockholders' equity........    $339,000       $474,146
                                                                ========       ========

                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   PREDECESSOR
                                                             SUCCESSOR COMPANY       COMPANY
                                                            -------------------    ------------
                                                                YEAR ENDED          YEAR ENDED
                                                               DECEMBER 31,        DECEMBER 31,
                                                            -------------------    ------------
                                                              2003       2002          2001
                                                            --------   --------    ------------
Revenues..................................................  $378,675   $316,907      $383,482
Cost of sales -- product..................................  (340,804)  (296,622)     (348,726)
Cost of sales -- derivatives..............................   (20,999)    12,877        10,725
                                                            --------   --------      --------
Total cost of sales.......................................  (361,803)  (283,745)     (338,001)
                                                            --------   --------      --------
Gross profit..............................................    16,872     33,162        45,481
Selling, general and administrative expenses..............   (23,204)   (23,893)      (41,861)
Change in fair value of derivatives.......................    87,271     23,566      (110,837)
Asset impairment and other items..........................   (41,158)   (20,084)      (12,938)
                                                            --------   --------      --------
Operating income (loss)...................................    39,781     12,751      (120,155)
Interest expense, net (contractual interest expense for
  2001: $57,728)..........................................   (19,064)   (18,891)      (36,010)
Reorganization items......................................        --         --        (6,499)
Fresh-start adjustments...................................        --         --      (106,919)
Debt forgiveness income...................................        --         --       423,051
Other income (expense), net...............................    (5,816)       602         1,169
                                                            --------   --------      --------
Income loss before income taxes...........................    14,901     (5,538)      154,637
Income tax (expense) benefit..............................     3,286        781       (11,862)
                                                            --------   --------      --------
Net income (loss).........................................  $ 18,187   $ (4,757)     $142,775
                                                            ========   ========      ========
Income (loss) per share:
  Basic...................................................  $   1.82   $  (0.48)     $  12.37
  Diluted.................................................  $   1.79   $  (0.48)     $  12.37
Weighted average number of shares outstanding:
  Basic...................................................    10,002     10,000        11,538
  Diluted.................................................    10,169     10,000        11,538

                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                                 (IN THOUSANDS)

                                                                                                                ACCUMULATED
                                                                                                                   OTHER
                                        OLD COMMON STOCK
                               ----------------------------------     NEW COMMON
                                   CLASS A            CLASS B            STOCK        ADDITIONAL   RETAINED    COMPREHENSIVE
                               ----------------   ---------------   ---------------    PAID-IN     EARNINGS       INCOME
                               SHARES    AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     (DEFICIT)      (LOSS)
                               -------   ------   ------   ------   ------   ------   ----------   ---------   -------------
PREDECESSOR COMPANY:
Balance at January 1, 2001...   10,679    $106      859     $  9        --    $ --     $55,193     $(187,556)     $   (76)
Comprehensive income:
  Net income.................       --      --       --       --        --      --          --       142,775           --
  Other comprehensive loss,
    net of taxes:
  Additional minimum pension
    liability................       --      --       --       --        --      --          --            --         (576)
    Total comprehensive
      income.................
    Cancellation of old
      shares.................  (10,679)   (106)    (859)      (9)       --      --          --            --           --
    Reorganization
      adjustments............       --      --       --       --        --      --     (44,766)       44,781          652
                               -------    ----     ----     ----    ------    ----     -------     ---------      -------
Balance at December 31,
  2001.......................       --      --       --       --        --      --      10,427            --           --
SUCCESSOR COMPANY:
Stock issued in
  reorganization.............       --      --       --       --    10,000     100                        --           --
                               -------    ----     ----     ----    ------    ----     -------     ---------      -------
Balance at December 31,
  2001.......................       --      --       --       --    10,000     100      10,427            --           --
Utilization of Predecessor
  Company net operating loss
  carryback benefit..........       --      --       --       --        --      --         506            --           --
Comprehensive loss:
  Net loss...................       --      --       --       --        --      --          --        (4,757)          --
  Other comprehensive loss,
    net of taxes:
  Additional minimum pension
    liability................       --      --       --       --        --      --          --            --       (5,024)
    Total comprehensive
      loss...................
                               -------    ----     ----     ----    ------    ----     -------     ---------      -------
Balance at December 31,
  2002.......................       --      --       --       --    10,000     100      10,933        (4,757)      (5,024)
Comprehensive income:
  Net income.................       --      --       --       --        --      --          --        18,187           --
  Other comprehensive loss,
    net of taxes:
  Additional minimum pension
    liability................       --      --       --       --        --      --          --            --         (457)
    Total comprehensive
      income.................
    Issuance of new shares...                                            4      --           8            --
                               -------    ----     ----     ----    ------    ----     -------     ---------      -------
Balance at December 31,
  2003.......................       --    $ --       --     $ --    10,004    $100     $10,941     $  13,430      $(5,481)
                               =======    ====     ====     ====    ======    ====     =======     =========      =======


                                 TOTAL
                               ---------
PREDECESSOR COMPANY:
Balance at January 1, 2001...  $(132,324)
Comprehensive income:
  Net income.................
  Other comprehensive loss,
    net of taxes:
  Additional minimum pension
    liability................
    Total comprehensive
      income.................    142,199
    Cancellation of old
      shares.................       (115)
    Reorganization
      adjustments............        667
                               ---------
Balance at December 31,
  2001.......................     10,427
SUCCESSOR COMPANY:
Stock issued in
  reorganization.............        100
                               ---------
Balance at December 31,
  2001.......................     10,527
Utilization of Predecessor
  Company net operating loss
  carryback benefit..........        506
Comprehensive loss:
  Net loss...................
  Other comprehensive loss,
    net of taxes:
  Additional minimum pension
    liability................
    Total comprehensive
      loss...................     (9,781)
                               ---------
Balance at December 31,
  2002.......................      1,252
Comprehensive income:
  Net income.................
  Other comprehensive loss,
    net of taxes:
  Additional minimum pension
    liability................
    Total comprehensive
      income.................     17,730
    Issuance of new shares...          8
                               ---------
Balance at December 31,
  2003.......................  $  18,990
                               =========

                See notes to consolidated financial statements.

                            PIONEER COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   PREDECESSOR
                                                              SUCCESSOR COMPANY      COMPANY
                                                              -----------------    ------------
                                                                 YEAR ENDED         YEAR ENDED
                                                                DECEMBER 31,       DECEMBER 31,
                                                              -----------------    ------------
                                                               2003      2002          2001
                                                              -------   -------    ------------
Operating activities:
  Net income (loss).........................................  $18,187   $(4,757)     $142,775
  Adjustments to reconcile net income (loss) to net cash
     flows from operating activities:
     Fresh-start adjustments................................       --        --       106,919
     Debt forgiveness income................................       --        --      (423,051)
     Depreciation and amortization..........................   21,551    24,926        46,810
     Provision for (recovery of) loss on accounts
       receivable...........................................    1,296      (848)        2,848
     Deferred tax expense (benefit).........................   (3,142)     (781)       11,810
     Derivatives -- cost of sales and change in fair
       value................................................  (66,272)  (36,443)      100,112
     Asset impairment.......................................   40,818    16,941         3,881
(Gain) loss on disposal of assets...........................      761    (1,324)          (29)
     Foreign exchange (gain) loss...........................    5,825       (92)         (663)
     Net effect of changes in operating assets and
       liabilities..........................................   (4,763)    2,628        41,494
                                                              -------   -------      --------
          Net cash flows from operating activities..........   14,261       250        32,906
                                                              -------   -------      --------
Investing activities:
  Capital expenditures......................................   (9,998)  (10,615)      (13,112)
  Proceeds from disposal of assets..........................       --     2,047           233
                                                              -------   -------      --------
          Net cash flows from investing activities..........   (9,998)   (8,568)      (12,879)
                                                              -------   -------      --------
Financing activities:
  Debtor-in-possession credit facility, net.................       --    (6,663)        6,663
  Revolving credit borrowings, net..........................    2,119    14,704       (27,581)
  Repayments on long-term debt..............................   (7,494)   (1,649)         (571)
  Proceeds from issuance of stock...........................        8        --            --
                                                              -------   -------      --------
          Net cash flows from financing activities..........   (5,367)    6,392       (21,489)
                                                              -------   -------      --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      261     1,091          (849)
                                                              -------   -------      --------
Net decrease in cash and cash equivalents...................     (843)     (835)       (2,311)
                                                              -------   -------      --------
Cash and cash equivalents at beginning of period............    2,789     3,624         5,935
                                                              -------   -------      --------
Cash and cash equivalents at end of period..................  $ 1,946   $ 2,789      $  3,624
                                                              =======   =======      ========

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

     Pioneer operates in one industry segment, the production, marketing and selling of chlor-alkali and related products. Pioneer operates in one geographic area, North America. Pioneer conducts its primary business through its operating subsidiaries: PCI Chemicals Canada Company ("PCI Canada") and Pioneer Americas.

     On December 31, 2001, the Company and each of its direct and indirect wholly-owned subsidiaries emerged from protection under Chapter 11 of the U.S. Bankruptcy Code, and on the same date PCI Canada, a wholly-owned subsidiary of PCI, emerged from protection under the provisions of Canada's Companies Creditors' Arrangement Act. On that date Pioneer's plan of reorganization, which was confirmed by the U.S. Bankruptcy Court on November 28, 2001, became effective.

     The financial results for the twelve months ended December 31, 2001, were affected by the Company's filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code and a parallel filing under the Canadian Companies Creditors' Arrangement Act on July 31, 2001, and the Company's emergence from bankruptcy on December 31, 2001, the effective date of the plan of reorganization. The Company's post-emergence consolidated financial statements reflect results after the consummation of the plan of reorganization and the application of the principles of fresh-start accounting in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). See Note 4. The Predecessor Company, as it existed prior to Pioneer's emergence from bankruptcy, and the Successor Company, after the adoption of fresh-start accounting, are different reporting entities and the consolidated financial statements are not comparable.

     Dollar amounts, other than per-share amounts, in tabulations in the notes to the consolidated financial statements are stated in thousands of U.S. dollars unless otherwise indicated.

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

     Depreciation is computed primarily under the straight-line method over the estimated remaining useful lives of the assets. Asset lives range from 5 to 15 years, including buildings and improvements with an average life ranging from 10 to 15 years and machinery and equipment with an average life ranging from 5 to 10 years.

     Property, plant and equipment was revalued pursuant to fresh-start accounting. See Note 3.

Planned Major Maintenance Activities

     In connection with the application of fresh-start accounting, Pioneer adopted a policy of expensing major maintenance costs when incurred. Such costs are incurred when major maintenance activities are performed on Pioneer's chlor-alkali plants. The change in policy affects the accounting for major maintenance at the St. Gabriel plant, since previously the costs were amortized over the period, generally two years or more, between major maintenance activities.

Impairment of Long-Lived Assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use are based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value. See Note 12 for discussion of asset impairment charges recorded in 2003, 2002 and 2001.

Other Assets

     Other assets include amounts for deferred financing costs, which are being amortized on a straight-line basis over the term of the related debt. Amortization of such costs using the interest method would not have resulted in material differences in the amounts amortized during the periods presented. At December 31, 2001, unamortized debt issuance costs of $12.4 million were written-off against the related debt balances in accordance with SOP 90-7. Amortization expense for other assets for the years ended December 31, 2003, 2002 and 2001 was approximately $0.1 million, $0.1 million and $3.8 million, respectively.

Excess Cost Over The Fair Value of Net Assets Acquired and Excess Reorganization Value Over The Fair Value of Identifiable Assets

     Prior to Pioneer's emergence from bankruptcy and application of fresh-start accounting, excess cost over the fair value of net assets acquired was amortized on a straight-line basis over 25 years. Amortization expense for excess cost over the fair value of net assets acquired was approximately $8.9 million for the year ended December 31, 2001.

     Upon Pioneer's emergence from bankruptcy and application of fresh-start accounting, Pioneer recorded $84.1 million of excess reorganization value over the fair value of identifiable assets ("goodwill") attributable to PCI Canada. In accordance with Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets," this goodwill will not be amortized. The carrying value of goodwill will be reviewed at least annually, and if this review indicates that it will not be recoverable, as determined based on the estimated fair value of the applicable reporting unit, Pioneer's carrying value will be adjusted in accordance with SFAS 142. Using discounted cash flow methodology based on projections of the amounts and timing of future revenues and cash flows of PCI Canada, Pioneer determined that as of December 31, 2003 and 2002, goodwill was not impaired. As a result, there was no change in the carrying value of goodwill of $84.1 million as of December 31, 2003 and 2002.

     The impact of goodwill amortization expense, net of income tax, on net income (loss), and earnings (loss) per share is as follows:

                                                                             PREDECESSOR
                                                         SUCCESSOR COMPANY     COMPANY
                                                         -----------------   ------------
                                                            YEAR ENDED        YEAR ENDED
                                                           DECEMBER 31,      DECEMBER 31
                                                         -----------------   ------------
                                                          2003      2002         2001
                                                         -------   -------   ------------
Reported net income (loss).............................  $18,187   $(4,757)    $142,775
Add back: Goodwill amortization, net of tax............       --        --        7,043
                                                         -------   -------     --------
Adjusted net income (loss).............................  $18,187   $(4,757)    $149,818
                                                         =======   =======     ========
Basic income (loss) per share:
  Reported net income (loss)...........................  $  1.82   $ (0.48)    $  12.37
  Goodwill amortization, net of tax....................       --        --         0.61
                                                         -------   -------     --------
  Adjusted net income (loss)...........................  $  1.82   $ (0.48)    $  12.98
                                                         =======   =======     ========
Diluted income (loss) per share Reported net income
  (loss)...............................................  $  1.79   $ (0.48)    $  12.37
  Goodwill amortization, net of tax....................       --        --         0.61
                                                         -------   -------     --------
  Adjusted net income (loss)...........................  $  1.79   $ (0.48)    $  12.98
                                                         =======   =======     ========

Environmental Expenditures

     Remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are based upon management's best estimate of the ultimate cost. Ongoing environmental compliance costs, including maintenance and monitoring costs, are charged to operations as incurred. See Note 15.

Revenue Recognition

     Pioneer generates revenues through sales in the open market and long-term supply contracts. Revenue is recognized when the products are shipped and collection is reasonably assured. Pioneer classifies amounts billed to customers for shipping and handling as revenues, with the related shipping and handling costs included in cost of goods sold.

Research and Development Expenditures

     Research and development expenditures are expensed as incurred. Such costs totaled $1.0 million in 2001. No research and development costs were incurred during 2002 or 2003.

Interest Expense

     Interest expense, net consisted of the following for the indicated periods:

                                                   SUCCESSOR       PREDECESSOR
                                                    COMPANY          COMPANY
                                               -----------------   ------------
                                                  YEAR ENDED        YEAR ENDED
                                                 DECEMBER 31,      DECEMBER 31,
                                               -----------------   ------------
                                                2003      2002         2001
                                               -------   -------   ------------
Interest expense.............................  $19,082   $18,955     $36,077
Interest income..............................      (18)      (64)        (67)
                                               -------   -------     -------
Interest expense, net........................  $19,064   $18,891     $36,010
                                               =======   =======     =======

No interest was capitalized in 2003, 2002 or 2001.

Income (Loss) Per Share

     Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share considers the dilutive effect of potentially issuable common shares during the period.

     Options to purchase 20,000 shares that were outstanding as of December 31, 2003, were not included in the computation of diluted earnings per share because the options' exercise price exceeded the average market price of the shares. Earnings per share for the year ended December 31, 2002, was not affected by outstanding options to acquire 727,000 shares because the options' exercise price exceeded the average market price of the shares during that period.

Stock-Based Compensation

     Pioneer has stock option plans that are more fully described in Note 8. Pioneer accounts for those plans under Accounting Principals Board ("APB") 25, "Accounting for Stock Issued to Employees." Stock options issued under Pioneer's stock option plans have no intrinsic value at the grant date, and Pioneer recorded no compensation costs under APB 25. Had compensation expense for the stock option plans been determined in accordance with SFAS 123, "Accounting for Stock-Based Compensation", Pioneer's pro-forma net income (loss) and earnings
(loss) per share would have been as follows:

                                                                             PREDECESSOR
                                                        SUCCESSOR COMPANY      COMPANY
                                                        -----------------    -----------
                                                         2003      2002         2001
                                                        -------   -------    -----------
Net income (loss):
  As reported.........................................  $18,187   $(4,757)    $142,775
  Pro forma stock compensation expense................     (733)     (430)        (225)
                                                        -------   -------     --------
Pro forma net income (loss)...........................  $17,454   $(5,187)    $142,550
                                                        =======   =======     ========
Income (loss) per share -- basic:
  Net income (loss), as reported......................  $  1.82   $ (0.48)    $  12.37
  Net income (loss), pro forma........................     1.75     (0.52)       12.35
Income (loss) per share -- diluted:
  Net income (loss), as reported......................  $  1.79   $ (0.48)    $  12.37
  Net income (loss), pro forma........................     1.72     (0.52)       12.35

     The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants: in 2003, risk-free interest rate of 4.25%, no expected dividend yield for all years, expected life of 10 years, and expected volatility of 95%; and in 2002, risk-free interest rate of 3.8%, no expected dividend yield for all years, expected life of 10 years, and expected volatility of 95%. Stock options generally expire 10 years from the date of grant and fully vest after 3 years. At December 31, 2003, the weighted-average remaining contractual life on outstanding options was 8.6 years

Foreign Currency Translation

     Following SFAS 52, "Foreign Currency Translation," the functional accounting currency for Canadian operations is the U.S. dollar; accordingly, gains and losses resulting from balance sheet translations are included as other income (loss) in the consolidated statement of operations.

Concentration of Credit Risk

     Pioneer manufactures and sells its products to companies in diverse industries. Pioneer performs periodic credit evaluations of its customers' financial condition and does not require collateral. Pioneer's sales are primarily to customers throughout the United States and in eastern Canada. Credit losses relating to these customers have historically been immaterial.

     In 2003 approximately 27% of Pioneer's revenues was generated by sales of products for use in the pulp and paper industry. At December 31, 2003, Pioneer had approximately $11.1 million of accounts receivable from pulp and paper customers.

Fair Value of Financial Instruments

     Pioneer has assumed that the carrying amount approximates fair value for cash and cash equivalents, receivables, short-term borrowings, accounts payable and certain accrued expenses because of the short maturities of those instruments. The fair values of debt instruments are estimated based upon quoted market values (if applicable), or based on debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange. See below for discussion of the fair value of certain derivative positions.

     At December 31, 2003, the fair market value of Pioneer's debt instruments approximated the carrying value, with the exceptions of the Senior Guaranteed Notes, the Senior Floating Notes and the 10% Senior Secured Notes, which had book values of $43.2 million, $4.4 million, and $150 million, respectively, and estimated fair values of $40.6 million, $4.1 million, and $141.0 million, respectively.

Reclassifications

     Certain amounts have been reclassified in prior years to conform to the current-year presentation. All reclassifications have been applied consistently for the periods presented.

Estimates and Assumptions

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Derivatives

     As of January 1, 2001, Pioneer adopted the accounting and reporting standards of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as interpreted and amended. SFAS 133 requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Based upon the contracts in effect at January 1, 2001, the adoption of SFAS 133 had no effect on the consolidated financial statements at that date.

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

     The dispute with CRC involved various derivative positions that were executed by CRC, purportedly for Pioneer's benefit under the supplemental supply contract. The derivative positions consisted of contracts for the forward purchase and sale of electricity as well as put and call options that were written for electric power. Pioneer disputed CRC's contention that certain derivative positions with a net liability at December 31, 2002, of $82.3 million were its responsibility. A net liability of $87.3 million, consisting of the $82.3 million liability for those derivatives positions and a $5.0 million liability relating to transactions that were not disputed, was recorded by Pioneer and is reflected in its December 31, 2002, balance sheet.

     All of the conditions of the settlement of Pioneer's dispute with CRC were satisfied on March 3, 2003. As a result of the settlement, which was effective as of January 1, 2003, Pioneer was released from all claims for liability with respect to electricity derivatives positions, and all litigation between Pioneer and CRC was dismissed. As of December 31, 2002, Pioneer had recorded a net liability of $87.3 million for the net mark-to-market loss on outstanding derivative positions, and a receivable from CRC of $21.0 million, included in "Other Assets" on the balance sheet, for estimated proceeds received by CRC for matured derivative contracts. Due to the settlement of the dispute with CRC, both the $87.3 million net liability and the $21.0 million receivable were reversed in the first quarter of 2003, resulting in a non-cash net gain of $66.3 million. These amounts appear in the consolidated statement of operations for the year ended December 31, 2003, as $87.3 million of operating income under the caption "Change in Fair Value of Derivatives" to reflect the reversal of the previously recorded mark-to-market loss, and $21.0 million of "Cost of Sales -- Derivatives," reflecting the reversal of the receivable from CRC.

     The derivative positions included many types of contracts with varying strike prices and maturity dates extending through 2006. The fair value of the instruments varied over time based upon market circumstances. The fair value of the derivative positions was determined for Pioneer by an independent consultant using available market information and valuation methodologies that included current and forward pricing. Considerable judgment, however, was necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates for the fair value of the derivative positions are not necessarily indicative of the amounts that could be realized upon disposition of the derivative positions or the ultimate amount that would be paid or received when the positions were settled. The use of different market assumptions or estimation methodologies could have resulted in different fair values. Management of Pioneer believes that the market information, methodologies and assumptions used by the independent consultant to fair value the derivative positions produced a reasonable estimation of their fair value.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") has issued a number of new accounting standards that became effective in 2003, and Pioneer has evaluated the effects of such requirements on its financial statements.

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

     In January 2003, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others" ("FIN 45"), which required recognition of a liability for the obligation undertaken upon issuing a guarantee. This liability would be recorded at the inception date of the guarantee and would be measured at fair value. The disclosure provisions of FIN 45 were effective for Pioneer's financial statements as of March 31, 2003. The adoption of FIN 45 did not have a material effect on Pioneer's financial position or results of operations.

3.  REORGANIZATION AND FRESH-START ADJUSTMENTS

     On December 31, 2001, the Company and each of its direct and indirect wholly-owned U.S. subsidiaries emerged from protection under the U.S. Bankruptcy Code, and on the same date PCI Canada emerged from protection under the provisions of Canada's Companies Creditors' Arrangement Act.

     Pioneer has applied fresh-start accounting to the consolidated balance sheet as of December 31, 2001, in accordance with SOP 90-7. Under fresh-start accounting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date fresh-start accounting is applied similar to the procedures specified in accordance with SFAS 141, "Business Combinations." In addition, the accumulated deficit of the Predecessor Company was eliminated and its common stock was valued based on an enterprise value of $355 million. Pioneer subsequently adjusted the equity value to include the effects of idling its chlor alkali operations at Tacoma and the net derivative liability, which were not considered in the initial valuation.

     In 2001 reorganization adjustments reflected the forgiveness of debt, including related accrued interest, and certain pre-petition trade payables in consideration for new debt and new common stock, resulting in debt-forgiveness income of $423.1 million. Pioneer also recorded $106.9 million of fresh-start adjustments to reflect the write-down of assets to estimated fair value of $87.1 million, the increase in pension liability of $6.3 million and an increase in other long-term liabilities of $15.0 million as the result of applying fresh-start accounting as of December 31, 2001.

     Reorganization items include legal and professional fees and expenses related to Pioneer's reorganization incurred subsequent to the Chapter 11 filings and executive retention bonuses, offset by gains from individually-negotiated settlements of critical vendor pre-petition liabilities prior to confirmation of the plan of reorganization.

4.  CASH FLOW INFORMATION

     The net effect of changes in operating assets and liabilities is as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31
                                                             ----------------
                                                              2003      2002
                                                             -------   ------
Accounts receivable........................................  $ 1,644   $3,851
Inventories................................................      652    4,454
Prepaid expenses...........................................   (1,432)   4,356
Other assets...............................................      700     (751)
Accounts payable...........................................   (5,098)   2,823
Accrued liabilities........................................   (5,519)  (8,733)
Other long-term liabilities................................    4,291   (3,372)
                                                             -------   ------
Net change in operating accounts...........................  $(4,762)  $2,628
                                                             =======   ======

Non-cash financing activities:

On April 17, 2003, Pioneer realized a non-cash gain of $0.4 million from the early payment of a $2.8 million promissory note.

     In October 2002 Pioneer financed certain insurance premiums with two notes totaling $1.5 million and payable to a third-party financing company. Since the financing company distributed cash directly to the insurance company, the transaction was a non-cash transaction for Pioneer. The notes payable were classified as short-term debt, and were payable in monthly installments through June 2003. The payment made by the financing company to the insurance company is classified as prepaid insurance and will be amortized over the term of the insurance policy.

     Following is supplemental cash flow information:

                                                             2003      2002
                                                            -------   -------
Interest paid.............................................  $19,062   $19,195
Income taxes paid (refunded)..............................     (144)     (506)

5.  INVENTORIES

     Inventories consisted of the following at December 31:

                                                             2003      2002
                                                            -------   -------
Raw materials, supplies and parts, net....................  $ 7,673   $ 8,105
Finished goods............................................    8,034     7,206
                                                            -------   -------
                                                            $15,707   $15,311
                                                            =======   =======

6.  OTHER ASSETS

     Other assets consist of the following at December 31:

                                                             2003      2002
                                                            -------   -------
Accounts receivable under environmental indemnification...  $ 3,366   $ 3,200
Receivable for net realized gain on matured derivatives...       --    20,999
Other.....................................................      565     1,556
                                                            -------   -------
     Other assets, net....................................  $ 3,931   $25,755
                                                            =======   =======

7.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following at December 31:

                                                             2003      2002
                                                            -------   -------
Payroll and benefits......................................  $ 4,302   $ 5,042
Electricity...............................................    5,887     5,428
Other accrued liabilities.................................    7,180    10,507
                                                            -------   -------
     Accrued liabilities..................................  $17,369   $20,977
                                                            =======   =======

8.  EMPLOYEE BENEFITS

DEFINED BENEFIT PENSION PLANS

     PCI Canada and Pioneer Americas sponsor various non-contributory, defined benefit pension plans covering substantially all their union and non-union employees. Benefits under the plans are based primarily on participants' compensation and years of credited service. In connection with Pioneer's application of fresh-start accounting on December 31, 2001, Pioneer adjusted the amounts recorded for pension and post-retirement benefits other than pension liabilities to include all previously unrecognized actuarial gains and losses, as well as unrecognized prior service costs.

     PCI Canada's actuary makes actuarial determinations for the PCI Canada defined benefit plan every three years as of December 31, and Pioneer Americas' actuary makes actuarial determinations for the Pioneer Americas defined benefit plans as of January 1 each year. Annual pension costs and liabilities under the plans are determined by the actuaries using various methods and assumptions. Global capital market developments in 2002 and 2003 resulted in a decline in the discount rates used to estimate the liabilities. As a result, Pioneer was required to record as "Other Comprehensive Loss" additional minimum pension liabilities of $5.5 million and $5.0 million as of December 31, 2003 and 2002, respectively, for plans as to which the accumulated benefit obligations exceeded the fair market values of the respective plan assets. Pension expense in 2003, 2002 and 2001 was $3.4 million ($1.0 million for the Canadian plan and $2.4 million for the U.S. plans), $2.8 million ($1.0 million for the Canadian and $1.8 million for the U.S. plans) and $3.2 million ($1.4 million for the Canadian plans and $1.8 million for the U.S. plans), respectively.

     PCI Canada and Pioneer Americas intend to contribute such amounts as are necessary to provide assets sufficient to meet the benefits to be paid to participants in the defined benefit plans. The present intent is to make actuarially-computed annual contributions in amounts not more than the maximum nor less than the minimum allowable under U.S. and Canadian statutory requirements. Total contributions of from $4.9 million to $6.3 million are expected in 2004 (after giving effect to the freezing of benefits under the U.S. plans, as discussed below), compared to contributions of $6.3 million in 2003.

     Information concerning the pension obligations, plan assets, amounts recognized in Pioneer's financial statements and underlying actuarial assumptions with respect to the defined benefit pension plans is stated below.

                                              PCI CANADA         PIONEER AMERICAS     PIONEER CONSOLIDATED
                                          -------------------   -------------------   ---------------------
                                            2003       2002       2003       2002       2003        2002
                                          --------   --------   --------   --------   ---------   ---------
Change in benefit obligation:
  Projected benefit obligation,
    beginning of year...................  $ 26,045   $ 29,771   $ 43,882   $ 38,287   $ 69,927    $ 68,058
  Service cost..........................       869        928      1,314      1,535      2,183       2,463
  Interest cost.........................     2,001      1,813      2,878      2,827      4,879       4,640
  Plan amendment........................        --         --         --          8         --           8
  Benefits paid.........................    (1,728)    (1,185)    (2,163)    (1,923)    (3,891)     (3,108)
  Net transfer in.......................        --        949         --         --         --         949
  Decrease in obligation due to
    curtailment.........................        --         --         --     (1,220)        --      (1,220)
  Actuarial loss (gain).................     3,428     (3,902)     4,582      4,368      8,010         466
  Currency translation (gain) loss......     5,997     (2,329)        --         --      5,997      (2,329)
                                          --------   --------   --------   --------   --------    --------
  Projected benefit obligation, end of
    year................................  $ 36,612   $ 26,045   $ 50,493   $ 43,882   $ 87,105    $ 69,927
                                          ========   ========   ========   ========   ========    ========
Change in plan assets:
  Market value of plan assets, beginning
    of year.............................  $ 21,395   $ 23,982   $ 29,895   $ 31,167   $ 51,290    $ 55,149
  Actual return on plan assets..........     3,063     (1,170)     5,735     (2,393)     8,798      (3,563)
  Employer contributions................     3,171        879      3,090      3,044      6,261       3,923
  Benefits paid.........................    (1,728)    (1,185)    (1,963)    (1,923)    (3,691)     (3,108)
  Net transfer in.......................        --        949         --         --         --         949
  Actual plan expenses..................      (378)       (38)      (200)        --       (578)        (38)
  Currency translation gain (loss)......     5,048     (2,022)        --         --      5,048      (2,022)
                                          --------   --------   --------   --------   --------    --------
  Market value of plan assets, end of
    year................................  $ 30,571   $ 21,395   $ 36,557   $ 29,895   $ 67,128    $ 51,290
                                          ========   ========   ========   ========   ========    ========

                                              PCI CANADA         PIONEER AMERICAS     PIONEER CONSOLIDATED
                                          -------------------   -------------------   ---------------------
                                            2003       2002       2003       2002       2003        2002
                                          --------   --------   --------   --------   ---------   ---------
Development of net amount recognized:
  Benefit obligation -- end of year.....  $(36,612)  $(26,045)  $(50,493)  $(43,882)  $(87,105)   $(69,927)
  Market value of plan assets -- end of
    year................................    30,571     21,395     36,557     29,895     67,128      51,290
                                          --------   --------   --------   --------   --------    --------
  Funded status -- deficit..............    (6,041)    (4,650)   (13,936)   (13,987)   (19,977)    (18,637)
  Unamortized prior service costs.......        --         --         18         13         18          13
  Unamortized net actuarial loss
    (gain)..............................     1,707       (982)     9,923      9,305     11,630       8,323
  Currency translation (gain) loss......       (24)         5         --         --        (24)          5
                                          --------   --------   --------   --------   --------    --------
  Net liability recognized..............  $ (4,358)  $ (5,627)  $ (3,995)  $ (4,669)  $ (8,353)   $(10,296)
                                          ========   ========   ========   ========   ========    ========
Amount recorded in the consolidated
  balance sheets:
  Accrued benefit liability -- per
    actuary.............................  $ (4,358)  $ (5,627)  $ (3,995)  $ (4,669)  $ (8,353)   $(10,296)
  Accrued benefit liability -- prior
    period carryover....................        --         --     (1,179)    (1,179)    (1,179)     (1,179)
  Additional contributions..............       519         --         --         --        519          --
  Intangible asset......................        --         --        (79)       (94)       (79)        (94)
  Additional minimum liability (included
    in other comprehensive loss)........        --         --     (5,481)    (5,024)    (5,481)     (5,024)
                                          --------   --------   --------   --------   --------    --------
  Total pension liability...............  $ (3,839)  $ (5,627)  $(10,734)  $(10,966)  $(14,573)   $(16,593)
                                          ========   ========   ========   ========   ========    ========

                                                                      SUCCESSOR COMPANY
                                                              ---------------------------------
                                                                PCI     PIONEER      PIONEER
                                                              CANADA    AMERICAS   CONSOLIDATED
                                                              -------   --------   ------------
YEAR ENDED DECEMBER 31, 2003
Components of net periodic benefit cost:
  Service cost..............................................  $   872   $ 1,314      $ 2,186
  Interest cost.............................................    2,010     2,877        4,887
  Expected return on plan assets............................   (1,930)   (2,392)      (4,322)
  Amortization of prior service costs.......................       --        (5)          (5)
  Amortization of net actuarial loss (gain).................       (6)      622          616
                                                              -------   -------      -------
  Net periodic benefit cost.................................  $   946   $ 2,416      $ 3,362
                                                              =======   =======      =======
Weighted average assumptions as of December 31:
  Discount rate.............................................      6.3%      6.0%         6.1%
  Expected return on plan assets............................      8.0%      8.0%         8.0%
  Rate of compensation increase.............................      3.5%      3.5%         3.5%

                                                                      SUCCESSOR COMPANY
                                                              ---------------------------------
                                                                PCI     PIONEER      PIONEER
                                                              CANADA    AMERICAS   CONSOLIDATED
                                                              -------   --------   ------------
YEAR ENDED DECEMBER 31, 2002
Components of net periodic benefit cost:
  Service cost..............................................  $   928   $ 1,535      $ 2,463
  Interest cost.............................................    1,813     2,827        4,640
  Expected return on plan assets............................   (1,750)   (2,544)      (4,294)
  Amortization of prior service costs.......................       --         1            1
                                                              -------   -------      -------
  Net periodic benefit cost.................................  $   991   $ 1,819      $ 2,810
                                                              =======   =======      =======
Weighted average assumptions as of December 31:
  Discount rate.............................................      7.0%      6.8%         6.8%
  Expected return on plan assets............................      8.0%      8.0%         8.0%
  Rate of compensation increase.............................      3.5%      3.5%         3.5%

                                                                     PREDECESSOR COMPANY
                                                              ---------------------------------
                                                                PCI     PIONEER      PIONEER
                                                              CANADA    AMERICAS   CONSOLIDATED
                                                              -------   --------   ------------
YEAR ENDED DECEMBER 31, 2001
Components of net periodic benefit cost:
  Service cost..............................................  $ 1,210   $ 1,514      $ 2,724
  Interest cost.............................................    1,951     2,605        4,556
  Expected return on plan assets............................   (1,818)   (2,455)      (4,273)
  Amortization of prior service costs.......................       82       114          196
                                                              -------   -------      -------
  Net periodic benefit cost.................................  $ 1,425   $ 1,778      $ 3,203
                                                              =======   =======      =======
Weighted average assumptions as of December 31:
  Discount rate.............................................      6.5%      7.5%         7.1%
  Expected return on plan assets............................      8.0%      8.0%         8.0%
  Rate of compensation increase.............................      4.5%      3.5%         3.9%

     Plan assets at December 31, 2003 and 2002, consist primarily of fixed income investments and equity investments. The following discussions describe the selection of the expected return on assets and investment policy for both the PCI Canada and the Pioneer Americas plans.

     Selection of the Expected Return on Assets. The expected long-term rate of return on assets is based on the facts and circumstances that exist as of the measurement date and the specific portfolio mix of the plan's assets. PCI Canada and Pioneer Americas use a model developed by their actuaries to assist in the determination of this assumption. The model takes into account several factors such as target portfolio allocation, expenses, historical market performance and expected returns, variances and correlations of different asset categories. These measures are used to determine a range of expected returns on the portfolio. A rate of return assumption that is within 25 basis points of the median long-term return produced by the model is generally selected. The assumption is compared with the historical average asset return to ensure that the assumption is consistent and reasonable.

     Investment Strategy. The pension asset investment objective is to maximize long-term returns while minimizing losses in order to meet future benefit obligations when they become due.

     The assets of the defined benefit plans are allocated in accordance with recommendations made by pension plan consultants. The weighted-average asset allocations at December 31, 2003 and 2002, by asset category were as follows:

                                                 DECEMBER 31, 2003     DECEMBER 31, 2002
                                                 ------------------    ------------------
                                                  PCI      PIONEER      PCI      PIONEER
                                                 CANADA    AMERICAS    CANADA    AMERICAS
                                                 ------    --------    ------    --------
Equity securities -- U.S. .....................    20%        41%        20%        39%
Equity securities -- Canadian..................    24         --         16         --
Equity securities -- international.............    20         13         19         11
Debt securities................................    35         17         41         17
Real estate fund...............................    --          4         --          5
Guaranteed accounts............................    --         25         --         28
Short-term investments.........................     1         --          4         --
                                                  ---        ---        ---        ---
                                                  100%       100%       100%       100%
                                                  ===        ===        ===        ===

     Effective February 29, 2004, Pioneer Americas froze benefits under its defined benefit pension plans for substantially all U.S. salaried and union and non-union hourly employees. The effect of the freezing of defined benefit pension plan benefits will be accounted for as a curtailment pursuant to SFAS
88. As the result of the curtailment, the projected benefit obligations for the Pioneer Americas pension plans will decrease. The actuarial gain from such decrease will be applied against existing unrecognized actuarial losses and Pioneer expects to recognize no curtailment gain in its statement of operations for the quarter ending March 31, 2004.

DEFINED CONTRIBUTION PENSION PLANS

     PCI Canada offers a defined contribution plan to its employees, under which participant employees may generally contribute from 1% to approximately 8% of their compensation. PCI Canada also contributes funds to the plan in the amount of 35% of employee contributions up to 4% of employee compensation. Effective February 1, 2002, PCI Canada suspended its contributions to the plan in order to reduce costs. In 2003, PCI Canada resumed making matching contributions on employee contributions up to 4% of employee compensation in accordance with the following schedule: from May 1, 2003: 20%; from July 1, 2003: 70%; from October 1, 2004: 65%; from November 1, 2004: 35%. Contribution expense under the plan was $169,000, $17,000 and $167,000 in 2003, 2002 and 2001, respectively.

     Pioneer Americas offers defined contribution plans to its employees, under which participants may generally contribute from 1% to 50% of their compensation. Effective February 1, 2002, Pioneer Americas suspended making matching contributions to the plans in order to reduce costs. Effective May 1, 2003, Pioneer Americas resumed making matching contributions in the amount of 25% of employee contributions up to 6% of employee compensation. Effective March 1, 2004, the plans were amended to provide for additional contributions to participant accounts by Pioneer Americas, in amounts of 5% of employee compensation for employees under the age of 45, and 7.5% of employee compensation for employees 45 or older. Contribution expense under the plans was $0.2 million, $0.1 million and $1.0 million in 2003, 2002 and 2001, respectively.

POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

     PCI Canada provides its employees with retiree health care benefits that supplement the health care benefits that are made available under governmental programs. Until January 1, 1999, Pioneer Americas provided health care benefits to retirees. On that date, Pioneer Americas modified the plan to provide that employees retiring after January 1, 1999, do not receive company-paid retiree medical benefits. Effective December 31, 2003, the Pioneer Americas plan was further modified to eliminate retiree health care benefits when a participant reaches age 65. Pioneer Americas accounted for the reduction in benefits as a negative plan amendment, which resulted in $4.4 million of unamortized gain included in accrued benefit liability as of December 31, 2003. The gain will be amortized over a period of up to 7.63 years.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") became law. Among other things, the Act provides for a voluntary program of partial prescription drug coverage through Medicare Part D beginning in 2006. To encourage sponsors of retiree health plans to retain prescription drug coverage in their plans after Part D becomes available, federal subsidy payments will be made to sponsors of qualified retiree health plans for a portion of the prescription drug claims incurred by retirees who are eligible for Part D benefits but have not enrolled in the Part D program. On January 12, 2004, the FASB issued a Staff Position that permits a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. Pioneer has made the one-time election to defer accounting for the economic effects of the Act. Accordingly, the calculation of the accrued post-retirement benefit obligation or net periodic post-retirement benefit cost in the consolidated financial statements or the accompanying notes do not reflect the effects of the Medicare changes on the plan. Specific guidance on the accounting for the new tax free federal subsidy is pending and that guidance, when issued, might require Pioneer to change previously-reported information.

     PCI Canada's actuary prepares a valuation of the Canadian retiree health care plan every three years, and Pioneer America's actuary prepares a valuation of the U.S. retiree health care plans as of December 31 each year. Information concerning plan obligations, the funded status, amounts recognized in Pioneer's financial statements and underlying actuarial assumptions is stated below.

                                         PCI CANADA       PIONEER AMERICAS    PIONEER CONSOLIDATED
                                      -----------------   -----------------   ---------------------
                                       2003      2002      2003      2002       2003        2002
                                      -------   -------   -------   -------   ---------   ---------
Change in benefit obligation:
  Benefit obligation, beginning of
     year...........................  $ 2,683   $ 3,198   $ 5,859   $ 5,769    $ 8,542     $ 8,967
  Service cost......................      100        94         2         4        102          98
  Interest cost.....................      211       194       207       395        418         589
  Plan amendments...................       --      (192)   (4,445)       --     (4,445)       (192)
  Benefits paid.....................      (39)      (29)     (195)     (399)      (234)       (428)
  Decrease in obligation due to
     curtailment....................       --        --       (35)       --        (35)         --
  Actuarial loss (gain).............      839      (366)     (565)       90        274        (276)
  Currency translation loss
     (gain).........................      667      (216)       --        --        667        (216)
                                      -------   -------   -------   -------    -------     -------
  Benefit obligation, end of year...  $ 4,461   $ 2,683   $   828   $ 5,859    $ 5,289     $ 8,542
                                      =======   =======   =======   =======    =======     =======
Reconciliation of funded status:
  Funded status -- deficit..........  $(4,461)  $(2,683)  $  (828)  $(5,859)   $(5,289)    $(8,542)
  Unamortized past service costs....     (189)     (192)   (4,445)       --     (4,634)       (192)
  Unamortized net actuarial
     loss (gain)....................      437      (365)     (492)     (282)       (55)       (647)
  Remeasurement loss................       19        --        --        --         19          --
                                      -------   -------   -------   -------    -------     -------
  Accrued benefit liability.........  $(4,194)  $(3,240)  $(5,765)  $(6,141)   $(9,959)    $(9,381)
                                      =======   =======   =======   =======    =======     =======
Component of net periodic benefit
  cost:
  Service cost......................  $   100   $    93   $     2   $     4    $   102     $    97
  Interest cost.....................      211       194       207       395        418         589
  Amortization of past service
     costs..........................      (27)       --      (312)       --       (339)         --
  Amortization of net actuarial
     gain...........................      (10)       --       (43)      (30)       (53)        (30)
                                      -------   -------   -------   -------    -------     -------
  Net periodic benefit cost.........  $   274   $   287   $  (146)  $   369    $   128     $   656
                                      =======   =======   =======   =======    =======     =======

                                                                      SUCCESSOR COMPANY
                                                             ------------------------------------
                                                              PCI       PIONEER        PIONEER
                                                             CANADA     AMERICAS     CONSOLIDATED
                                                             ------     --------     ------------
YEAR ENDED DECEMBER 31, 2003
Components of net periodic benefit cost:
  Service cost.............................................   $100       $   2           $102
  Interest cost............................................    211         207            418
  Amortization of prior service costs......................    (27)       (312)          (339)
  Amortization of net actuarial loss (gain)................    (10)        (43)           (53)
                                                              ----       -----           ----
  Net periodic benefit cost................................   $274       $(146)          $128
                                                              ====       =====           ====
Weighted average assumptions as of December 31:
  Discount rate............................................    6.3%        6.0%           6.2%

                                                                      SUCCESSOR COMPANY
                                                              ----------------------------------
                                                               PCI      PIONEER       PIONEER
                                                              CANADA    AMERICAS    CONSOLIDATED
                                                              ------    --------    ------------
YEAR ENDED DECEMBER 31, 2002
Components of net periodic benefit cost:
  Service cost..............................................   $ 94       $  4          $ 98
  Interest cost.............................................    194        395           589
  Amortization of net actuarial loss (gain).................     --        (30)          (30)
                                                               ----       ----          ----
  Net periodic benefit cost.................................   $288       $369          $657
                                                               ====       ====          ====
Weighted average assumptions as of December 31:
  Discount rate.............................................    7.0%       6.8%          6.8%

                                                                     PREDECESSOR COMPANY
                                                              ----------------------------------
                                                               PCI      PIONEER       PIONEER
                                                              CANADA    AMERICAS    CONSOLIDATED
                                                              ------    --------    ------------
YEAR ENDED DECEMBER 31, 2001
Components of net periodic benefit cost:
  Service cost..............................................   $113       $  4          $117
  Interest cost.............................................    182        420           602
  Amortization of net actuarial loss (gain).................     49        (18)           31
                                                               ----       ----          ----
  Net periodic benefit cost.................................   $344       $406          $750
                                                               ====       ====          ====
Weighted average assumptions as of December 31:
  Discount rate.............................................    6.5%       7.5%          7.1%

     With respect to the PCI Canada plan, the weighted-average annual assumed health care trend rate is assumed to be 6.7% for 2004. The rate is assumed to decrease gradually to 4.4% in 2012 and remain level thereafter. With respect to the Pioneer Americas plan, the weighted-average annual assumed health care trend rate is assumed to be 7.5% for 2004. The rate is assumed to decrease gradually to 4.5% in 2012 and remain level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care trend rates would have the following effects:

                                                        PCI      PIONEER       PIONEER
                                                       CANADA    AMERICAS    CONSOLIDATED
                                                       ------    --------    ------------
Effect of a one-percentage-point change to the health
  care cost trend rate assumption:
  Effect of + 1% on service cost plus interest
     cost............................................  $  69       $ 37         $ 106
  Effect of - 1% on service cost plus interest
     cost............................................  $ (54)      $(31)        $ (85)
  Effect of + 1% on accrued benefit obligation.......  $ 944       $  8         $ 952
  Effect of - 1% on accrued benefit obligation.......  $(741)      $ (8)        $(749)

STOCK-BASED COMPENSATION

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

     Prior to bankruptcy Pioneer had two stock incentive plans that provided key employees the option to purchase shares of common stock. The plans authorized the issuance of options to purchase up to a total of 2.3 million shares of common stock, with vesting periods of up to three years and maximum option terms of ten years. In addition, options for the purchase of 0.3 million shares had been issued outside the scope of the stock option plans. Those plans were terminated and all outstanding options were cancelled pursuant to the plan of reorganization.

     The following table summarizes the transactions with respect to the stock options of the Successor Company for the years ended December 31, 2003 and 2002 (shares in thousands):

                                                                                 WEIGHTED
                                                                                 AVERAGE
                                               NUMBER OF     EXERCISE PRICE   EXERCISE PRICE
                                                SHARES         PER SHARE        PER SHARE
                                               ---------     --------------   --------------
2002:
  Granted....................................     952        $2.00 - $4.00        $2.94
  Forfeited..................................    (174)           $2.50            $2.50
                                                 ----
Outstanding at December 31, 2002.............     778        $2.00 - $4.00        $3.04
2003:
  Granted....................................      20            $8.15            $8.15
  Exercised..................................      (4)           $2.50            $2.50
  Forfeited..................................     (47)           $2.50            $2.50
                                                 ----
Outstanding at December 31, 2003.............     747        $2.00 - $8.15        $2.97
                                                 ====

The fair market value of options granted in 2002 was $2.2 million, and the fair market value of the options granted in 2003 was $0.1 million. A total of 40,000 shares were exercisable under the options outstanding at December 31, 2002, at an average exercise price of $2.50 per share, and 280,000 shares were exercisable under the options outstanding at December 31, 2003, at an average exercise price of $2.97 per share.

     The following table summarizes the transactions with respect to the stock options of the Predecessor Company for the period ended December 31, 2001 (shares in thousands):

                                                                      WEIGHTED
                                                                      AVERAGE
                                      NUMBER OF   EXERCISE PRICE   EXERCISE PRICE     OPTIONS
                                       SHARES       PER SHARE        PER SHARE      EXERCISABLE
                                      ---------   --------------   --------------   -----------
Outstanding at December 31, 2000....    1,439     $4.08 - $11.12       $5.11            773
2001:
  Forfeited.........................      (90)    $4.09 - $7.86        $5.10
  Cancelled.........................   (1,349)    $4.08 - $11.12       $5.03
                                       ------                                           ---
Outstanding at December 31, 2001....       --           --                --             --
                                       ======                                           ===

9.  DEBT

     Debt consisted of the following at December 31:

                                                                2003       2002
                                                              --------   --------
Senior Secured Debt:
  Senior Secured Floating Rate Guaranteed Notes, due
     December 2006, variable rates based on the three-month
     LIBOR rate plus 3.5% ("Senior Guaranteed Notes").......  $ 43,151   $ 45,422
  Senior Floating Rate Term Notes, due December 2006,
     variable interest rates based on the three-month LIBOR
     rate plus 3.5% ("Senior Floating Notes")...............     4,413      4,578
  10% Senior Secured Guaranteed Notes, due December 2008
     ("10% Senior Secured Notes")...........................   150,000    150,000
  Revolving credit facility; variable interest rates based
     on U.S. prime rate plus a margin ranging from 0.5% to
     1.25% or LIBOR plus a margin ranging from 2.50% to
     3.25% expiring December 31, 2006, as amended
     ("Revolver")...........................................    16,823     14,704
Other debt:
  Promissory notes for bankruptcy related professional fees
     due July 1, 2003; variable interest based on the
     three-month LIBOR rate plus 3.50%......................        --      3,428
  Unsecured, non-interest-bearing, long-term debt,
     denominated in Canadian dollars (amounts below are in
     Canadian dollars), original face value of $5.5 million,
     payable in five annual installments of $1.0 million and
     a final payment of $0.5 million, beginning January 10,
     2002, with an effective interest rate of 8.25%, net of
     unamortized discount of $0.6 million at December 31,
     2002...................................................     2,432      2,473
  Other notes, maturing in various years through 2014, with
     various installments, at various interest rates........     5,469      7,970
                                                              --------   --------
     Total..................................................   222,288    228,575
  Short-term debt, including current maturities of long-term
     debt...................................................   (18,485)   (21,112)
                                                              --------   --------
     Long-term debt, less current maturities................  $203,803   $207,463
                                                              ========   ========

     Senior secured debt outstanding under various debt instruments consists of the Senior Guaranteed Notes, the Senior Floating Notes, the 10% Senior Secured Notes and the Revolver. Collectively, the $197.6 million in Senior Guaranteed Notes, Senior Floating Notes and 10% Senior Secured Notes are referred to as the Senior Notes, and together with the Revolver are referred to as the Senior Secured Debt. In addition, at December 31, 2003, Pioneer had a $2.4 million unsecured non-interest bearing instrument payable to a critical vendor for the settlement of pre-petition amounts owed to that vendor, which contains a covenant that allows the vendor to demand immediate repayment and begin charging interest at a rate of 9.3% if Pioneer's liquidity falls below $5 million (Canadian dollars); $0.9 million payable over several years to a state taxing authority; and $4.6 million of other debt outstanding, comprised of notes maturing in various years through 2014.

     The Revolver provides for revolving loans in an aggregate amount up to $30 million, subject to borrowing base limitations related to the level of accounts receivable, inventory and reserves. Borrowings under the Revolver are available through December 31, 2006, so long as no default exits and all conditions to borrowings are met. Borrowings under the Revolver accrue interest determined on the basis of the prime rate plus a margin. Pioneer incurs a fee on the unused amount of the facility at a rate of 0.375% per year.

     The Revolver requires Pioneer to maintain Liquidity (as defined) of at least $5.0 million, and limit its capital expenditures to $25.0 million in each fiscal year. At December 31, 2003, Liquidity was $12.4 million, consisting of borrowing availability of $10.5 million and cash of $1.9 million. Capital expenditures were $10.0 million during 2003. One of the covenants in the Revolver requires Pioneer to generate at least $21.550 million of Lender-Defined EBITDA for each twelve-month period ending at the end of each fiscal quarter.

     An amendment to the Revolver that was effective as of December 2003 redefined the manner in which Lender-Defined EBITDA is determined by eliminating the inclusion of non-cash charges that Pioneer had incurred in the first quarter of 2003 with respect to an asset impairment and an addition to Pioneer's environmental reserve. As a result, Lender-Defined EBITDA for the twelve months ended December 31, 2003, was $39.6 million. The Revolver also provides that, as a condition of borrowings, there shall not have occurred any material adverse change in Pioneer's business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).

     If the required Lender-Defined EBITDA level under the Revolver is not met and the lender does not waive Pioneer's failure to comply with the requirement, Pioneer will be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur, the lender can refuse to make further advances. Following any such refusal, customer receipts would be applied to Pioneer's borrowings under the Revolver, and Pioneer would not have the ability to reborrow. This would cause Pioneer to suffer a rapid loss of liquidity and it would lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow the lender to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under the Senior Notes that would provide the holders of the Senior Notes with the right to demand immediate repayment.

     Interest on the 10% Senior Secured Notes is payable on June 30th and December 31st. Interest on the Senior Guaranteed Notes and the Senior Floating Notes is payable quarterly on March 31st, June 30th, September 30th and December 31st.

     Pioneer is required to make mandatory redemptions of Senior Floating Notes and Senior Guaranteed Notes (collectively, the "Tranche A Notes") from and to the extent of net cash proceeds of certain asset sales, new equity issuances in excess of $5 million and excess cash flow (as defined in the related agreements), and if there is a change of control

     The Tranche A Notes also provide that, within 60 days after each calendar quarter during 2003 through 2006, Pioneer is required to redeem and prepay the greater of an amount determined on the basis of (a) Pioneer Americas' net income before extraordinary items, other income, net, interest, income taxes, depreciation and amortization ("Tranche A Notes EBITDA") and (b) an amount determined on the basis of the Company's excess cash flow and average liquidity, as defined. With respect to the Tranche A Notes EBITDA, the amount that is redeemed and prepaid is (i) $2.5 million if Tranche A Notes EBITDA for such calendar quarter for such calendar quarter is $20 million or more but less than $25 million, (ii) $5 million if Tranche A Notes EBITDA for such calendar quarter is $25 million or more but less than $30 million and (iii) $7.5 million if Tranche A Notes EBITDA for such calendar quarter is $30 million or more, in each case plus accrued and unpaid interest to the date of redemption and prepayment. With respect to excess cash flow, the amount that is to be redeemed and prepaid is a percentage of the Company's consolidated net income, without regard to extraordinary gains and losses and net after-tax other income, plus depreciation, amortization and other non-cash charges, and less all cash principal payments, capital expenditures and extraordinary cash gains or cash income received, plus or minus cash changes in working capital. The applicable percentage is to be determined on the basis of the Company's average liquidity, which is the average of cash plus borrowing availability under the Revolver for the quarter or for the 45-day period following the end of the quarter. Each holder of Senior Floating Notes may refuse any such repayment. As a result of the application of these provisions with respect to the first quarter of 2003, Pioneer redeemed and prepaid $2.4 million of the principal amount of the Tranche A Notes on May 23, 2003. One holder refused the prepayment of the balance of the $2.5 million that was to have been prepaid on that date. No redemption and prepayment of Tranche A Notes was required with respect to any other calendar quarter during 2003.

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

     Pioneer may prepay amounts owed on the Tranche A Notes and the 10% Senior Secured Notes in minimum amounts of $1.0 million or more, and Pioneer may, at its option, terminate the Revolver. If the Revolver is terminated early, there will be a premium due that ranges from 1% to 3% of $50 million, depending upon the termination date. On or after December 31, 2005, Pioneer may redeem some or all of the 10% Senior Secured Notes by paying the holders a percentage declining from 105% to 100% (depending on the year of redemption) of the stated principal amount plus accrued and unpaid interest to the redemption date.

     The obligations under the Revolver are secured by liens on Pioneer's accounts receivable and inventory, and the obligations under the Senior Notes are secured by liens on substantially all of Pioneer's other assets, with the exception of certain assets that secure the obligations outstanding under certain other long-term liabilities.

     The debt agreements contain covenants requiring Pioneer to meet minimum liquidity levels, and limiting or prohibiting Pioneer's ability to, among other things, incur additional indebtedness, prepay or modify debt instruments, grant additional liens, guarantee any obligations, sell assets, engage in another type of business or suspend or terminate a substantial portion of business, declare or pay dividends, make investments, make capital expenditures in excess of certain amounts, or make use of the proceeds of borrowings for purposes other than those specified in the agreements. The agreements also include customary events of default, including one for a change of control under the Revolver. Borrowings under the Revolver will generally be available subject to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default.

     Scheduled maturities of long-term debt at December 31, 2003 are as follows:

                                  SENIOR
                                 SECURED
                                   DEBT     OTHER     TOTAL
                                 --------   ------   --------
2004...........................  $ 16,823   $1,661   $ 18,484
2005...........................        --    1,773      1,773
2006...........................    47,564    1,772     49,336
2007...........................        --      935        935
2008...........................   150,000       --    150,000
Thereafter.....................        --    1,760      1,760
                                 --------   ------   --------
                                 $214,387   $7,901   $222,288
                                 ========   ======   ========

     Because the Revolver requires a lock-box arrangement and contains a clause that allows the lender to refuse to fund further advances in the event of a material adverse change in Pioneer's business, the Revolver must be classified as current debt, and its maturity in the above table is included in 2004, although the contractual expiration of the Revolver is in 2006.

     On December 31, 2003, the borrowing base under the Revolver was $30.0 million. Borrowing availability net of outstanding letters of credit was $10.5 million, and net liquidity (consisting of cash and borrowing availability) was $12.4 million.

     Pioneer does not anticipate that the cash that it will generate from its operations will be sufficient to repay the Revolver and the Tranche A Notes when they are due in December 2006, or the 10% Senior Secured Notes when they are due in December 2008. In such events, it would be necessary to refinance the indebtedness, issue new equity or sell assets. The terms of any necessary new borrowings would be determined by then-current market conditions and other factors, and could impose significant additional burdens on Pioneer's financial condition and operating flexibility, and the issuance of new equity securities could dilute the interest of Pioneer's existing stockholders. Pioneer cannot provide any assurance that it would be able to refinance any of its indebtedness, raise equity on commercially reasonable terms or at all, or sell assets, which failure could cause Pioneer to default on its obligations and impair its liquidity. Pioneer's inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its obligations on commercially reasonable terms, would have a material adverse effect on its business, financial condition and results of operations.

10.  CONSOLIDATING FINANCIAL STATEMENTS

     PCI Canada (a wholly-owned subsidiary of PCI) is the issuer of the $150 million 10% Senior Secured Notes, which are fully and unconditionally guaranteed on a joint and several basis by PCI and all of PCI's other direct and indirect wholly-owned subsidiaries.

     Pioneer Americas (a wholly-owned subsidiary of PCI Canada) is the issuer of the $43.2 million of Senior Guaranteed Notes and $4.4 million of Senior Floating Notes, which are fully and unconditionally guaranteed on a joint and several basis by PCI and all of PCI's other direct and indirect wholly-owned subsidiaries. Together, PCI Canada, Pioneer Americas and the subsidiary note guarantors comprise all of the direct and indirect subsidiaries of PCI.

     Condensed consolidating financial information for PCI and its wholly-owned subsidiaries is presented below. Information is presented as though the Successor Company organizational structure had been in place for all periods presented. Separate financial statements of PCI Canada and Pioneer Americas are not provided because Pioneer does not believe that such information would be material to investors or lenders of the Company.

           CONDENSED CONSOLIDATING BALANCE SHEET -- SUCCESSOR COMPANY
                               DECEMBER 31, 2003

                                               PCI      PIONEER      OTHER                       PIONEER
                                     PCI      CANADA    AMERICAS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                   -------   --------   --------   ----------   ------------   ------------
             ASSETS
Current assets:
  Cash and cash equivalents......  $    --   $    500   $  1,422    $    24      $      --       $  1,946
  Accounts receivable, net.......       --     10,218     28,582         --             --         38,800
  Inventories, net...............       --      6,219      9,488         --             --         15,707
  Prepaid expenses and other
     current assets..............    2,812      1,341        865         --             --          5,018
                                   -------   --------   --------    -------      ---------       --------
       Total current assets......    2,812     18,278     40,357         24             --         61,471
Property, plant and equipment,
  net............................       --    113,615     74,390      1,528             --        189,534
Other assets, net................       --        166      3,766         --             --          3,931
Intercompany receivable..........       --     87,356         --     67,581       (154,937)            --
Investment in subsidiaries.......   25,376         --         --         --        (25,376)            --
Excess reorganization value over
  fair value of identifiable
  Assets.........................       --     84,064         --         --             --         84,064
                                   -------   --------   --------    -------      ---------       --------
          Total assets...........  $28,188   $303,478   $118,513    $69,133      $(180,313)      $339,000
                                   =======   ========   ========    =======      =========       ========

  LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
  Accounts payable...............  $    --   $  5,875   $  7,152    $    --      $      --       $ 13,027
  Accrued liabilities............       --      5,751     11,585         33             --         17,369
  Current portion of long-term
     debt........................       --        627     17,830         28             --         18,485
                                   -------   --------   --------    -------      ---------       --------
       Total current
          liabilities............       --     12,253     36,567         61             --         48,881
  Long-term debt, less current
     portion.....................       --    151,805     51,936         62             --        203,803
  Investment in subsidiary.......       --    144,036         --        445       (144,481)            --
  Intercompany payable...........    9,198      3,527    142,212         --       (154,937)            --
  Accrued pension and other
     employee benefits...........       --      8,050     16,534         --             --         24,584
  Other long-term liabilities....       --     25,856     15,301      1,585             --         42,742
  Stockholders' equity
     (deficiency in assets)......   18,990    (42,049)  (144,036)    66,980        119,105         18,990
                                   -------   --------   --------    -------      ---------       --------
       Total liabilities and
          stockholders' equity...  $28,188   $303,478   $118,513    $69,133      $(180,313)      $339,000
                                   =======   ========   ========    =======      =========       ========

           CONDENSED CONSOLIDATING BALANCE SHEET -- SUCCESSOR COMPANY
                               DECEMBER 31, 2002

                                               PCI      PIONEER      OTHER                       PIONEER
                                     PCI      CANADA    AMERICAS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                   -------   --------   --------   ----------   ------------   ------------
             ASSETS
Current assets:
  Cash and cash equivalents......  $    --   $  1,702   $  1,074    $    13      $      --       $  2,789
  Accounts receivable, net.......       --      9,462     30,521                        --         39,983
  Inventories, net...............       --      5,865      9,446         --             --         15,311
  Current derivative asset.......       --         --     17,834         --             --         17,834
  Prepaid expenses and other
     current assets..............    2,687      1,703        391         --             --          4,779
                                   -------   --------   --------    -------      ---------       --------
       Total current assets......    2,687     18,731     59,266         13             --         80,696
Property, plant and equipment,
  net............................       --    122,559    118,183      1,528             --        242,269
Other assets, net................       --         --     25,755         --             --         25,755
Intercompany receivable..........       --     70,265         --     54,526       (124,791)            --
Investment in subsidiaries.......    7,314         --         --         --         (7,314)            --
Non-current derivative asset.....       --         --     41,362         --             --         41,362
Excess reorganization value over
  fair value of identifiable
  Assets.........................       --     84,064         --         --             --         84,064
                                   -------   --------   --------    -------      ---------       --------
          Total assets...........  $10,001   $295,618   $244,566    $56,067      $(132,105)      $474,146
                                   =======   ========   ========    =======      =========       ========

  LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
  Accounts payable...............  $    --   $  6,214   $ 11,164    $    --      $      --       $ 17,377
  Accrued liabilities............        5      6,584     14,356         33             --         20,977
  Current derivative liability...       --         --     37,614         --             --         37,614
  Current portion of long-term
     debt........................    1,520        475     19,089         27             --         21,112
       Total current
          liabilities............    1,525     13,272     82,223         60             --         97,080
  Long-term debt, less current
     portion.....................       --    151,999     55,375         89             --        207,463
  Investment in subsidiary.......       --    146,947         --        591       (147,538)            --
  Intercompany payable...........    7,224         --    117,567         --       (124,791)            --
  Accrued pension and other
     employee benefits...........       --      8,865     17,267         --             --         26,132
  Non-current derivative
     liability...................       --         --    108,852         --             --        108,852
  Other long-term liabilities....       --     20,740     10,228      2,400             --         33,367
  Stockholders' equity
     (deficiency in assets)......    1,252    (46,205)  (146,947)    52,927        140,224          1,252
                                   -------   --------   --------    -------      ---------       --------
       Total liabilities and
          stockholders' equity
          (deficiency in
          assets)................  $10,001   $295,618   $244,566    $56,067      $(132,105)      $474,146
                                   =======   ========   ========    =======      =========       ========

      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS -- SUCCESSOR COMPANY
                      FISCAL YEAR ENDED DECEMBER 31, 2003

                                                      PCI      PIONEER      OTHER                       PIONEER
                                            PCI      CANADA    AMERICAS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                          -------   --------   --------   ----------   ------------   ------------
Revenues................................  $    --   $178,805   $287,427    $    --      $ (87,557)      $378,675
Cost of sales...........................       --   (154,064)  (295,450)       154         87,557       (361,803)
                                          -------   --------   --------    -------      ---------       --------
Gross profit............................       --     24,741     (8,023)       154             --         16,872
Selling, general and administrative
  expenses..............................     (332)    (5,318)   (17,533)       (21)            --        (23,204)
Change in fair value of derivatives.....       --         --     87,271         --             --         87,271
Asset impairment and other items........       --       (319)   (40,838)        --             --        (41,158)
                                          -------   --------   --------    -------      ---------       --------
Operating income (loss).................     (332)    19,103     20,877        133             --         39,781
Interest expense, net...................       --    (15,172)    (3,884)        (8)            --        (19,064)
Other income (expense), net.............       --     (5,829)   (13,769)    13,782             --         (5,816)
                                          -------   --------   --------    -------      ---------       --------
Income (loss) before income taxes.......     (332)    (1,898)     3,224     13,907             --         14,901
Income tax benefit......................       --      3,142        144         --             --          3,286
                                          -------   --------   --------    -------      ---------       --------
Net income (loss) before equity in
  earnings of subsidiaries..............     (332)     1,245      3,368     13,907             --         18,187
Equity in net earnings of
  subsidiaries..........................   18,519      3,368         --        145        (22,032)            --
                                          -------   --------   --------    -------      ---------       --------
Net income..............................  $18,187   $  4,612   $  3,368    $14,052      $ (22,032)      $ 18,187
                                          =======   ========   ========    =======      =========       ========

      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS -- SUCCESSOR COMPANY
                      FISCAL YEAR ENDED DECEMBER 31, 2002

                                                PCI       PIONEER      OTHER                       PIONEER
                                    PCI       CANADA     AMERICAS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                  --------   ---------   ---------   ----------   ------------   ------------
Revenues........................  $     --   $ 149,048   $ 238,495    $    --       $(70,636)     $ 316,907
Cost of sales...................        --    (131,093)   (222,489)      (800)        70,636       (283,746)
                                  --------   ---------   ---------    -------       --------      ---------
Gross profit....................        --      17,955      16,006       (800)            --         33,161
Selling, general and
  administrative expenses.......      (400)     (5,989)    (17,452)       (53)            --        (23,894)
Change in fair value of
  derivatives...................        --          --      23,566         --             --         23,566
Asset impairment and other
  items.........................        --         982     (21,212)       145             --        (20,084)
                                  --------   ---------   ---------    -------       --------      ---------
Operating income (loss).........      (400)     12,948         909       (707)            --         12,751
Interest expense, net...........        --     (14,557)     (4,336)         2             --        (18,891)
Other income (expense), net.....        --         279         310         15             --            602
                                  --------   ---------   ---------    -------       --------      ---------
Loss before income taxes........      (400)     (1,329)     (3,118)      (691)            --         (5,538)
Income tax benefit..............        --         781          --         --             --            781
                                  --------   ---------   ---------    -------       --------      ---------
Net loss before equity in
  earnings of subsidiaries......      (400)       (549)     (3,118)      (691)            --         (4,757)
Equity in net loss of
  subsidiaries..................    (4,357)     (3,118)         --       (764)         8,238             --
                                  --------   ---------   ---------    -------       --------      ---------
Net income (loss)...............  $ (4,757)  $  (3,666)  $  (3,118)    (1,455)      $  8,238      $  (4,757)
                                  ========   =========   =========    =======       ========      =========

     CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS -- PREDECESSOR COMPANY
                      FISCAL YEAR ENDED DECEMBER 31, 2001

                                                PCI       PIONEER      OTHER                       PIONEER
                                    PCI       CANADA     AMERICAS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                  --------   ---------   ---------   ----------   ------------   ------------
Revenues........................  $     --   $ 166,300   $ 296,723    $    18       $(79,559)     $ 383,482
Cost of sales...................        --    (134,996)   (282,938)       (36)        79,969       (338,001)
                                  --------   ---------   ---------    -------       --------      ---------
Gross profit....................        --      31,304      13,785        (18)           410         45,481
Selling, general and
  administrative expenses.......      (144)    (10,065)    (31,382)      (270)            --        (41,861)
Change in fair value of
  derivatives...................        --          --    (110,837)        --             --       (110,837)
Asset impairment and other
  items.........................        --      (5,459)     (7,479)        --             --        (12,938)
                                  --------   ---------   ---------    -------       --------      ---------
Operating income (loss).........      (144)     15,780    (135,913)      (288)           410       (120,155)
Debt forgiveness income.........    17,795      36,500     368,640        116                       423,051
Interest expense, net...........      (514)    (10,416)    (25,173)        93             --        (36,010)
Reorganization items............        --          (2)     (6,497)        --             --         (6,499)
Fresh-start adjustments.........    55,235     (64,766)   (180,858)      (607)        84,077       (106,919)
Other income (expense), net.....        --         604      (4,702)     5,267             --          1,169
                                  --------   ---------   ---------    -------       --------      ---------
Income (loss) before income
  taxes.........................    72,372     (22,300)     15,497      4,581         84,487        154,637
Income tax expense..............        --     (11,862)         --         --             --        (11,862)
                                  --------   ---------   ---------    -------       --------      ---------
Net income (loss) before equity
  in earnings of subsidiaries...    72,372     (34,162)     15,497      4,581         84,487        142,775
Equity in net earnings (loss) of
  subsidiaries..................   (14,084)     15,497          --         --         (1,413)            --
                                  --------   ---------   ---------    -------       --------      ---------
Net income (loss)...............  $ 58,288   $ (18,665)  $  15,497    $ 4,581       $ 83,074      $ 142,775
                                  ========   =========   =========    =======       ========      =========

      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS -- SUCCESSOR COMPANY
                      FISCAL YEAR ENDED DECEMBER 31, 2003

                                                             PCI      PIONEER      OTHER        PIONEER
                                                    PCI     CANADA    AMERICAS   GUARANTORS   CONSOLIDATED
                                                   -----   --------   --------   ----------   ------------
Net cash flows from operating activities.........  $  (8)  $  2,980   $ 11,253      $ 37        $ 14,261
Cash flows from investing activities:
  Capital expenditures...........................     --     (3,794)    (6,206)        2          (9,998)
  Proceeds from disposal of assets...............     --         --         --        --              --
                                                   -----   --------   --------      ----        --------
    Net cash flows from investing activities.....     --     (3,794)    (6,206)        2          (9,998)
                                                   -----   --------   --------      ----        --------
Cash flows from financing activities:
  Revolving credit borrowings, net...............     --         --      2,119        --           2,119
  Repayments on long-term debt...................              (649)    (6,817)      (28)         (7,494)
  Proceeds from issuance of stock................      8         --         --        --               8
                                                   -----   --------   --------      ----        --------
    Net cash flows from financing activities.....      8       (649)    (4,698)      (28)         (5,367)
                                                   -----   --------   --------      ----        --------
Effect of exchange rate changes on cash and cash
  equivalents....................................     --        261         --        --             261
                                                   -----   --------   --------      ----        --------
Net increase (decrease) in cash and cash
  equivalents....................................     --     (1,202)       349        11            (843)
Cash and cash equivalents at beginning of
  period.........................................     --      1,702      1,074        13           2,789
                                                   -----   --------   --------      ----        --------
Cash and cash equivalents at end of period.......  $  --   $    500   $  1,423      $ 24        $  1,946
                                                   =====   ========   ========      ====        ========

      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS -- SUCCESSOR COMPANY
                      FISCAL YEAR ENDED DECEMBER 31, 2002

                                                     PCI      PIONEER      OTHER        PIONEER
                                            PCI     CANADA    AMERICAS   GUARANTORS   CONSOLIDATED
                                           -----   --------   --------   ----------   ------------
Net cash flows from operating
  activities.............................  $  --   $  6,348   $ (6,139)     $ 41        $    250
Cash flows from investing activities:
  Capital expenditures...................     --     (3,332)    (7,283)       --         (10,615)
  Proceeds from disposal of assets.......     --      2,047         --        --           2,047
                                           -----   --------   --------      ----        --------
     Net cash flows from investing
       activities........................     --     (1,285)    (7,283)       --          (8,568)
                                           -----   --------   --------      ----        --------
Cash flows from financing activities:
  Debtor-in-possession credit facility,
     net.................................     --     (5,774)      (889)       --          (6,663)
  Revolving credit borrowings, net.......     --         --     14,704        --          14,704
  Repayments on long-term debt...........     --       (628)      (993)      (28)         (1,649)
                                           -----   --------   --------      ----        --------
     Net cash flows from financing
       activities........................     --     (6,402)    12,822       (28)          6,392
Effect of exchange rate changes on cash
  and cash equivalents...................     --      1,091         --        --           1,091
                                           -----   --------   --------      ----        --------
Net increase (decrease) in cash and cash
  equivalents............................     --       (248)      (600)       13            (835)
Cash and cash equivalents at beginning of
  period.................................     --      1,950      1,674        --           3,624
                                           -----   --------   --------      ----        --------
Cash and cash equivalents at end of
  period.................................  $  --   $  1,702   $  1,074      $ 13        $  2,789
                                           =====   ========   ========      ====        ========

     CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS -- PREDECESSOR COMPANY
                      FISCAL YEAR ENDED DECEMBER 31, 2001

                                                     PCI      PIONEER      OTHER        PIONEER
                                            PCI     CANADA    AMERICAS   GUARANTORS   CONSOLIDATED
                                           -----   --------   --------   ----------   ------------
Net cash flows from operating
  activities.............................  $(668)  $  8,764   $ 25,154     $(344)       $ 32,906
                                           -----   --------   --------     -----        --------
Cash flows from investing activities:
  Capital expenditures...................     --     (3,772)    (9,340)       --         (13,112)
  Proceeds from disposal of assets.......     --         17        216        --             233
                                           -----   --------   --------     -----        --------
     Net cash flows from investing
       activities........................     --     (3,755)    (9,124)       --         (12,879)
                                           -----   --------   --------     -----        --------
Cash flows from financing activities:
  Debtor-in-possession credit facility,
     net.................................     --      5,774        889        --           6,663
  Pre-petition revolving credit
     borrowings,
     net.................................     --    (11,737)   (15,844)       --         (27,581)
  Repayments on long-term debt...........     --         --       (543)      (28)           (571)
                                           -----   --------   --------     -----        --------
     Net cash flows from financing
       activities........................     --     (5,963)   (15,498)      (28)        (21,489)
                                           -----   --------   --------     -----        --------
Effect of exchange rate changes on cash
  and cash equivalents...................     --       (849)        --        --            (849)
                                           -----   --------   --------     -----        --------
Net increase (decrease) in cash and cash
  equivalents............................   (668)    (1,803)       532      (372)         (2,311)
Cash and cash equivalents at beginning of
  period.................................    668      3,753      1,142       372           5,935
                                           -----   --------   --------     -----        --------
Cash and cash equivalents at end of
  period.................................  $  --   $  1,950   $  1,674     $  --        $  3,624
                                           =====   ========   ========     =====        ========

     Pursuant to the terms of certain debt instruments, there are prohibitions on the payment of dividends on the new common stock by the Company. Pioneer's ability to incur additional new indebtedness is restricted, other than borrowing available under the Revolver. See Note 9.

     PCI did not receive dividends from its subsidiaries during the years ended December 31, 2003, 2002, and 2001.

11.  BUSINESS SEGMENT INFORMATION

     Financial information relating to Pioneer by geographical area is as follows. Revenues are attributed to countries based on delivery point.

                                                                       PREDECESSOR
                                                 SUCCESSOR COMPANY       COMPANY
                                                --------------------   -----------
                                                  2003       2002         2001
                                                --------   ---------   -----------
Revenues:
  United States...............................  $284,625   $237,336     $301,917
  Canada......................................    92,778     78,704       80,941
  Other.......................................     1,272        867          624
  Consolidated................................  $378,675   $316,907     $383,482

                                                           SUCCESSOR   PREDECESSOR
                                                            COMPANY      COMPANY
                                                           ---------   -----------
                                                             2003         2002
                                                           ---------   -----------
Long-lived Assets (at year end):
  United States...............................             $ 76,485     $121,267
  Canada......................................              197,678      206,622

     Revenues by major products for the years ended December 31, 2003, 2002 and 2001, were as follows:

                                                                      PREDECESSOR
                                                 SUCCESSOR COMPANY      COMPANY
                                                -------------------   -----------
                                                  2003       2002        2001
                                                --------   --------   -----------
Revenues:
  Chlorine and caustic soda...................  $276,209   $221,521    $280,005
  Other.......................................   102,366     95,387     103,477
                                                --------   --------    --------
  Total revenues..............................  $378,675   $316,907    $383,482
                                                ========   ========    ========

     No individual customer accounted for 10% or more of Pioneer's revenues in 2003, 2002 or 2001.

12.  ASSET IMPAIRMENT AND OTHER ITEMS

     CRC now provides power to meet the majority of the Henderson plant's needs at market rates. The market rates are expected to remain at levels higher than the rates under the long-term hydropower contracts that were assigned to the Southern Nevada Water Authority as part of the settlement of the dispute with CRC. As a result, Pioneer reviewed the facility for impairment as of March 31, 2003, and determined that the book value of the Henderson facility exceeded the undiscounted sum of future expected cash flows over the remaining life of the facility. Pioneer then calculated the estimated fair value of the facility by discounting expected future cash flows using a risk-adjusted discount rate of 13%. Based on that analysis, Pioneer recorded an impairment charge of $40.8 million in the first quarter of 2003.

     In March 2002 Pioneer idled the Tacoma chlor-alkali plant due to poor market conditions. The idling of the Tacoma plant resulted in the termination of 84 employees, all of whom were terminated prior to June 30, 2002, and for whom $1.9 million of severance expense was recorded during the quarter ended March 31, 2002. Substantially all of the accrued severance was paid out during 2002. Additionally, $2.6 million of asset impairment and other items were recorded during 2002, primarily comprised of $0.7 million of exit costs related to idling the Tacoma plant, $0.4 million related to staff reductions at the Cornwall plant, $0.6 million of executive severance, $0.5 million of legal expense related to Pioneer's emergence from bankruptcy and a $1.1 million gain from the sale of assets.

     Due to the continuation of the idling of the Tacoma chlor-alkali facility and uncertainty as to when Pioneer would restart it, Pioneer reviewed the facility for impairment as of December 31, 2002. The impairment review showed that the book value of the Tacoma assets exceeded the undiscounted sum of the expected future cash flows from those assets. The expected future cash flows were calculated by taking a weighted average of the cash flow streams associated with various scenarios for the future use of the facility. The cash flows and probability of occurrence of each scenario were determined using management's best estimates based on current available information. Pioneer then discounted the expected future cash flows using a risk-free interest rate of 3.6% to determine the fair value of the facility. Based on this analysis, Pioneer recognized a $16.9 million impairment of the Tacoma facility in December 2002.

     Of the $12.9 million of asset impairments and other items recorded in 2001, $4.3 million represented professional fees related to Pioneer's financial reorganization incurred prior to the Chapter 11 filing on July 31, 2001, $3.8 million related to an asset impairment charge relating to the Pioneer Technical Center ("PTC") and $4.8 million was attributable to severance expense.

     In March 2001 Pioneer announced a 50% curtailment in the capacity of its Tacoma plant due to an inability to obtain sufficient power at reasonable prices. The Tacoma curtailment resulted in the termination of 55 employees, for which $1.9 million of accrued severance expense was recorded in March 2001. Additionally, in connection with an organizational restructuring undertaken by Pioneer, $1.6 million of severance expense was recorded in March 2001 relating to terminations of 19 employees at other locations, all whom were terminated prior to June 30, 2001. Severance payments of approximately $3.0 million were made during the year ended December 31, 2001, resulting in accrued severance of $0.5 million at December 31, 2001.

     In October 2001 Pioneer announced plans to shut down the PTC. This shutdown resulted in the termination of 23 employees, for which $1.3 million of accrued severance was recorded in reorganization items as of December 31, 2001. During 2002, all of the employees were terminated, and substantially all of the severance was paid. In December 2001 Pioneer performed an impairment analysis, and determined that the PTC asset was impaired. As a result, Pioneer measured the asset at current fair market value, based on sales prices for similar properties less estimated selling costs, and recorded an impairment loss of $3.8 million during 2001. The sale of the PTC assets was completed in August 2002, and a $0.7 million gain was recorded in asset impairment and other items.

13.  COMMITMENTS AND CONTINGENCIES

LETTERS OF CREDIT

     At December 31, 2003, Pioneer had letters of credit outstanding of approximately $2.6 million. These letters of credit were issued for the benefit of municipal customers under sales agreements securing delivery of products sold, state environmental agencies as required for manufacturers in the states and holders of Pioneer's tax-exempt bonds. The letters of credit expire at various dates in 2004. No amounts were drawn on the letters of credit at December 31, 2003.

OPERATING LEASES

     Pioneer leases certain manufacturing and distribution facilities and equipment, computer equipment, and administrative offices under non-cancelable leases. Minimum future rental payments on such leases with terms in excess of one year in effect at December 31, 2003, are as follows:

2004...............................................  $12,281
2005...............................................   11,329
2006...............................................    9,198
2007...............................................    6,423
2008...............................................    5,079
Thereafter.........................................   13,920
                                                     -------
     Total minimum obligations.....................  $58,230
                                                     =======

     Lease expense charged to operations for the years ended December 31, 2003, 2002, and 2001, was approximately $15.9 million, $16.8 million and $18.4 million, respectively.

LITIGATION

     Pioneer is party to various legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, Pioneer has adequate legal defenses or insurance coverage with respect to these matters, and management does not believe that they will materially affect Pioneer's financial position or results of operations. See Note 3 for information concerning litigation related to Pioneer's derivatives dispute with CRC.

Collective Bargaining Agreements

     Approximately 46% of Pioneer's employees are covered by collective bargaining agreements, none of which will expire during 2004.

14.  INCOME TAXES

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

     The components of income tax (expense) benefit are as follows:

                                                            SUCCESSOR       PREDECESSOR
                                                             COMPANY          COMPANY
                                                          --------------    -----------
                                                           2003     2002       2001
                                                          ------    ----    -----------
Current income tax benefit:
  U.S. .................................................  $  144    $ --     $     --
  Canada................................................      --      --       13,383
                                                          ------    ----     --------
       Total............................................  $  144    $ --     $ 13,383
Deferred income tax (expense) benefit:
  U.S. .................................................  $   --    $ --     $     --
  Canada................................................   3,142     781      (25,245)
  State.................................................      --      --           --
                                                          ------    ----     --------
       Total............................................  $3,142    $781     $(25,245)
                                                          ------    ----     --------
     Total income tax (expense) benefit.................  $3,286    $781     $(11,862)
                                                          ======    ====     ========

     The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax (expense) benefit for the periods presented is as follows:

                                                                                    PREDECESSOR
                                                  SUCCESSOR COMPANY                   COMPANY
                                         ------------------------------------    ------------------
                                               2003----------------2002                 2001
                                         -----------------   ----------------    ------------------
                                         AMOUNT    PERCENT   AMOUNT   PERCENT     AMOUNT    PERCENT
                                         -------   -------   ------   -------    --------   -------
Tax at U.S. statutory rates............  $(5,293)    (35)%   $1,938      35%     $(54,123)    (35)%
State and foreign income taxes, net of
  U.S. tax benefit.....................    2,837      19       100        2       (10,680)     (7)
Debt forgiveness income not
  taxed................................       --      --        --       --       124,265      80
U.S. income tax refund.................      144       1        --       --            --      --
Nondeductible fresh-start adjustment...       --      --        --       --       (10,544)     (7)
Reorganization costs...................       --      --        --       --        (3,391)     (2)
Non-deductible goodwill amortization...       --      --        --       --        (2,756)     (2)
Other..................................      (67)     --      (310)      (6)         (641)     --
Valuation allowance....................    5,665      37      (947)     (17)      (53,992)    (35)
                                         -------     ---     ------     ---      --------     ---
    Total tax (expense) benefit........  $ 3,286      22%    $ 781       14%     $(11,862)     (8)%
                                         =======     ===     ======     ===      ========     ===

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows at December 31:

                                                 2003                               2002
                                   --------------------------------   --------------------------------
                                     U.S.       CANADA      TOTAL       U.S.       CANADA      TOTAL
                                   ---------   --------   ---------   ---------   --------   ---------
Deferred tax liabilities:
  Property, plant and
    equipment....................  $ (21,912)  $(30,871)  $ (52,783)  $ (35,338)  $(21,981)  $ (57,319)
                                   ---------   --------   ---------   ---------   --------   ---------
      Total deferred tax
         liabilities.............    (21,912)   (30,871)    (52,783)    (35,338)   (21,981)    (57,319)
                                   ---------   --------   ---------   ---------   --------   ---------
Deferred tax assets:
  Futures contracts..............         --         --          --      32,290         --      32,290
  Goodwill.......................     10,072     (7,766)      2,306      11,331     (6,283)      5,048
  Pension and other
    postretirement benefits......      8,686      2,189      10,875       7,367      2,454       9,821
  Environmental reserve..........      4,888      1,323       6,211       1,589         --       1,589
  Tax credit and other tax loss
    carryovers...................      1,601      5,477       7,078       1,010      4,868       5,878
  Other..........................      8,241      5,048      13,289       2,200      1,007       3,207
  Net operating loss
    carryforward.................     99,027      7,908     106,935      95,819        101      95,920
                                   ---------   --------   ---------   ---------   --------   ---------
      Total deferred tax
         assets..................    132,515     14,179     146,694     151,606      2,147     153,753
Valuation allowance for deferred
  tax assets.....................   (110,603)        --    (110,603)   (116,268)        --    (116,268)
                                   ---------   --------   ---------   ---------   --------   ---------
    Net deferred tax assets......     21,912     14,179      36,091      35,338      2,147      37,485
                                   ---------   --------   ---------   ---------   --------   ---------
    Net deferred tax asset
      liabilities................  $      --   $(16,692)  $ (16,692)  $      --   $(19,834)  $ (19,834)
                                   =========   ========   =========   =========   ========   =========

     As of December 31, 2003, a valuation allowance for the full amount of the U.S. net deferred tax assets was recorded due to uncertainties as to whether Pioneer will generate future taxable income so as to realize the benefit of the deferred tax assets.

     At December 31, 2003, Pioneer had net operating loss carryforwards ("NOLs") of $268 million (representing $99.0 million of deferred tax assets) for U.S. income tax purposes that will expire in varying amounts from 2009 to 2023, if not utilized. Approximately $68 million of the U.S. NOLs generated in 2002 and 2003 will expire in 2022 and 2023 and are not subject to limitation. The remaining $200 million of U.S. NOLs (the "Predecessor Company NOLs") was generated prior to the Company's emergence from bankruptcy on December 31, 2001, and its utilization in subsequent years may be substantially restricted. Pioneer also had $24.0 million of Canadian NOLs (representing $7.9 million of deferred tax assets) generated in 2003 and 2002 that are not subject to limitation and that will expire in 2009 and 2010.

     The income tax benefit, if any, resulting from any future realization of the Predecessor Company NOLs will be credited to paid-in capital. In 2002, Pioneer recorded a credit of $0.5 million to additional paid-in capital in connection with a refund relating to the carryback of Predecessor NOLs.

     At December 31, 2003, Pioneer also had various tax credits and other tax loss carryforwards of approximately $7.1 million which includes primarily $3.5 million of capital loss with no expiration date, and $1.0 million in other losses with expirations between 2004 and no expiration, and tax credits of $2.6 million with expirations between 2004 and no expiration.

15.  OTHER LONG-TERM LIABILITIES -- ENVIRONMENTAL

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

     In order to reassess Pioneer's environmental obligations and to update an independent environmental analysis conducted in 2000, Pioneer commissioned a new study of environmental concerns at all of its plants during 2003. The study was based on scenario analysis to estimate the cost to remedy environmental concerns at Pioneer's plant sites. For each scenario, the study also used cost estimating techniques that included actual historical costs, estimates prepared for us by consultants, estimates prepared by Pioneer's engineers and other published cost data available for similar projects completed at the same or other sites.

     The 2003 study identified a number of conditions that have changed since the 2000 environmental analysis, including, but not limited to, flexibility in regulatory agency guidance, increased knowledge of site conditions, the use of alternative remediation technologies, post-acquisition contamination not covered under existing environmental indemnity agreements and the inherent risk of disputes under some of the indemnity agreements due to passage of time. Based on the study, Pioneer estimated its total environmental remediation liabilities to be $21.0 million, of which $3.2 million is subject to indemnity claims against a previous owner. As a result, Pioneer recorded an environmental charge of $9.5 million in the first quarter of 2003, and as of December 31, 2003, its total estimated environmental liabilities were $20.5 million and are included in other long-term liabilities on the consolidated balance sheet.

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

     Payments for environmental liabilities under the ZENECA Indemnity, together with other non-environmental liabilities for which the ZENECA Companies agreed to indemnify Pioneer, cannot exceed approximately $65 million. To date Pioneer has been reimbursed for approximately $12 million of costs covered by the ZENECA Indemnity, but the ZENECA Companies may have directly incurred additional costs that would further reduce the total amount remaining under the ZENECA Indemnity. Pioneer has recorded a $3.2 million environmental reserve related to pre-closing actions at sites that are the responsibility of the ZENECA Companies, as well as a receivable from the ZENECA Companies for the same amount. It is Pioneer's policy to record such amounts when a liability can be reasonably estimated. The timing of future cash flows for environmental work is uncertain, such that those cash flows do not qualify for discounting under generally accepted accounting standards. As a result, the environmental liabilities and related receivables are recorded at their undiscounted amounts of $3.2 million at December 31, 2003.

     The ZENECA Indemnity continues to cover claims after the April 20, 1999, expiration of the term of the indemnity to the extent that, prior to the expiration of the indemnity, proper notice to the ZENECA Companies was given and either the ZENECA Companies have assumed control of such claims or Pioneer was contesting the legal requirements that gave rise to such claims, or had commenced removal, remedial or maintenance work with respect to such claims, or commenced an investigation which resulted in the commencement of such work within ninety days. Management believes proper notice was provided to the ZENECA Companies with respect to outstanding claims under the ZENECA Indemnity, but the amount of such claims has not yet been determined given the ongoing nature of the environmental work at Henderson. Pioneer believes that the ZENECA Companies will continue to honor their obligations under the ZENECA Indemnity for claims properly presented. It is possible, however, that disputes could arise between the parties concerning the effect of contractual language and that Pioneer would have to subject claims for cleanup expenses, which could be substantial, to the contractually-established arbitration process.

     Pioneer acquired the chlor-alkali facility in Tacoma from a subsidiary of Occidental Chemical Corporation ("OxyChem"), in June 1997. In connection with the acquisition, Pioneer received an indemnification with respect to certain environmental matters. In general, Pioneer will be indemnified by OxyChem against damages incurred for remediation of certain environmental conditions, for certain environmental violations caused by pre-closing operations at the site and for certain common law claims. The conditions subject to the indemnity are sites at which hazardous materials have been released prior to closing as a result of pre-closing operations at the site. In addition, OxyChem will indemnify Pioneer for certain costs relating to releases of hazardous materials from pre-closing operations at the site into the Hylebos Waterway, site groundwater containing certain volatile organic compounds that must be remediated under an RCRA permit, and historical disposal areas on the embankment adjacent to the site for maximum periods of 24 or 30 years from the June 1997 acquisition date, depending upon the particular condition, after which Pioneer will have full responsibility for any remaining liabilities with respect to such conditions. OxyChem may obtain an early expiration date for certain conditions by obtaining a discharge of liability or an approval letter from a governmental authority. At this time it cannot be determined whether the currently anticipated remediation work will be completed prior to the expiration of the indemnity, or whether additional remedial requirements will be imposed thereafter.

     OxyChem will also indemnify Pioneer against certain other environmental conditions and environmental violations caused by pre-closing operations that are identified after the closing. Environmental conditions that are subject to an administrative or court order before June 2007 will be covered by the indemnity up to certain dollar amounts and time limits. Pioneer will indemnify OxyChem for environmental conditions and environmental violations identified after the closing if (i) an order or agency action is not imposed within the relevant time frames or (ii) applicable expiration dates or dollar limits are reached. As of December 31, 2003, no orders or agency actions had been imposed.

     The EPA has advised OxyChem and Pioneer that Pioneer has been named as a "potentially responsible party" in connection with the remediation of the Hylebos Waterway in Tacoma, by virtue of its current ownership of the Tacoma site. The state Department of Ecology notified OxyChem and Pioneer of its concern regarding high pH groundwater in the Hylebos Waterway embankment area and has requested additional studies. OxyChem has acknowledged its obligation to indemnify Pioneer against liability with respect to the remediation activities, subject to the limitations included in the indemnity agreement. Pioneer has reviewed the time frames currently estimated for remediation of the known environmental conditions associated with the plant and adjacent areas, including the Hylebos Waterway, and presently believes that it will have no material liability upon the termination of OxyChem's indemnity. However, the OxyChem indemnity is subject to limitations as to dollar amount and duration, as well as certain other conditions, and there can be no assurance that such indemnity will be adequate to protect Pioneer, that remediation will proceed on the present schedule, that it will involve the presently anticipated remedial methods, or that unanticipated conditions will not be identified. If these or other changes occur, Pioneer could incur a material liability for which it is not insured or indemnified.

     In connection with the acquisition of the assets of PCI Canada in 1997, Imperial Chemical Industrials PLC ("ICI") and certain of its affiliates (together the "ICI Indemnitors") agreed to indemnify Pioneer for certain liabilities associated with environmental matters arising from pre-closing operations of the Canadian facilities. In particular, the ICI Indemnitors have retained unlimited responsibility for environmental liabilities associated with the Cornwall site, liabilities arising out of the discharge of contaminants into rivers and marine sediments and liabilities arising out of off-site disposal sites. The ICI Indemnitors are also subject to a general environmental indemnity for other pre-closing environmental matters. This general indemnity will terminate on October 31, 2007, and is subject to a limit of $25 million (Cdn). Pioneer may not recover under the environmental indemnity until it has incurred cumulative costs of $1 million (Cdn), at which point Pioneer may recover costs in excess of $1 million (Cdn). As of December 31, 2002, Pioneer had not incurred any cumulative costs towards the $25 million (Cdn) indemnity.

     With respect to the Becancour and Dalhousie facilities, the ICI Indemnitors are responsible under the general environmental indemnity for a portion of the costs incurred in any year during the period ending on October 31, 2007, subject in any event to the $1 million (Cdn) threshold mentioned above. The ICI Indemnitors will be responsible for 64% of any liabilities incurred during the twelve months ending October 31, 2004, and the percentage of any costs that will be the responsibility of the ICI Indemnitors declines by 16% each year thereafter. After October 31, 2007, Pioneer will be responsible for environmental liabilities at such facilities (other than liabilities arising out of the discharge of contaminants into rivers and marine sediments and liabilities arising out of off-site disposal sites). Pioneer will indemnify ICI for environmental liabilities arising out of post-closing operations and for liabilities arising out of pre-closing operations for which Pioneer is not indemnified by the ICI Indemnitors.

     In March 2003 Pioneer initiated arbitration proceedings to resolve a dispute with ICI regarding the applicability of certain of ICI's covenants with respect to approximately $1.3 million of equipment modification costs that Pioneer incurred to achieve compliance with air emissions standards at the Becancour facility.

     Management believes that the indemnity provided by ICI will be adequate to address the known environmental liabilities at the acquired facilities, and that residual liabilities, if any, incurred by Pioneer will not be material.

     The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs, or a determination that Pioneer is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by Pioneer to be required for such matters, or could have a material adverse effect on Pioneer's financial condition or results of operations. Furthermore, there can be no assurance that additional environmental matters will not arise in the future.

16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                    FIRST    SECOND     THIRD     FOURTH
                                                   QUARTER   QUARTER   QUARTER    QUARTER
                                                   -------   -------   --------   -------
Year ended December 31, 2003 Revenues............  $89,031   $96,316   $100,001   $93,327
  Gross profit (loss)............................  (16,559)  15,544     13,650      4,237
  Operating income...............................  21,536    10,276      7,682        287
  Income (loss) before income taxes..............  14,845     2,920      3,010     (5,874)
  Net income (loss)..............................  16,378     5,046      1,953     (5,190)
  Per share data --
     Basic net income (loss).....................  $ 1.64    $ 0.50    $  0.20    $ (0.52)
                                                   =======   =======   ========   =======
     Diluted net income (loss)...................  $ 1.63    $ 0.50    $  0.19    $ (0.50)
                                                   =======   =======   ========   =======
Year ended December 31, 2002 Revenues............  $71,796   $74,244   $86,579    $84,288
  Gross profit (loss)............................   4,732    (3,319)    23,058      8,691
  Operating income (loss)........................  13,868    (3,630)     6,981     (4,469)
  Income (loss) before income taxes..............   9,131    (9,378)     3,929     (9,220)
  Net income (loss)..............................   9,863    (6,655)     3,273    (11,238)
  Per share data --
     Basic and diluted net income (loss).........  $ 0.99    $(0.67)   $  0.33    $ (1.12)
                                                   =======   =======   ========   =======

17.  SUBSEQUENT EVENT

     In March 2004 Pioneer completed its internal evaluation of the advisability of resuming operations at the Tacoma chlor-alkali facility, which was idled in March 2002. Following the evaluation, Pioneer decided that the chlor-alkali production operations at the facility would not be restarted; however, Pioneer will continue to use the facility as a terminal and calcium chloride production facility. Pioneer is currently evaluating the facility's assets, which have a total net book value of $4.8 million at December 31, 2003, for (1) redeployment of the chlor-alkali assets to other facilities or (2) the potential sale of such assets. The results of that evaluation will be reflected in Pioneer's consolidated results of operations for the quarter ending March 31, 2004.

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                                DESCRIPTION
  -------                              -----------
    2.1*       Pioneer Companies, Inc. Amended Joint Plan of Reorganization
               under Chapter 11 of the United States Bankruptcy Code
               (incorporated by reference to Exhibit 2.1 to Pioneer's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 2001).
    2.2*       Order Approving Disclosure Statement, dated September 21,
               2001 (incorporated by reference to Exhibit 2.2 to Pioneer's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 2001).
    2.3*       Order Confirming Joint Plan of Reorganization, dated
               November 28, 2001 (incorporated by reference to Exhibit 2.4 to Pioneer's Current Report on Form 8-K filed on December
               28, 2001).
    2.4*       Asset Purchase Agreement, dated as of May 14, 1997, by and between OCC Tacoma, Inc. and Pioneer Companies, Inc.
               (incorporated by reference to Exhibit 2 to Pioneer's Current
               Report on Form 8-K filed on July 1, 1997).
    2.5*       Asset Purchase Agreement, dated as of September 22, 1997,
               between PCI Chemicals Canada Inc. ("PCICC"), PCI Carolina,
               Inc. and Pioneer Companies, Inc. and ICI Canada Inc., ICI
               Americas, Inc., and Imperial Chemical Industries plc
               (incorporated by reference to Exhibit 2 to Pioneer's
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1997).
    2.6*       First Amendment to Asset Purchase Agreement, dated as of
               October 31, 1997, between PCICC, PCI Carolina, Inc. and
               Pioneer Companies, Inc. and ICI Canada Inc., ICI Americas,
               Inc. and Imperial Chemical Industries plc (incorporated by reference to Exhibit 2 to Pioneer's Current Report on Form
               8-K filed on November 17, 1997).
    3.1*       Fourth Amended and Restated Certificate of Incorporation of
               Pioneer Companies, Inc. (incorporated by reference to
               Exhibit 3.1 to Pioneer's Annual Report on Form 10-K for the
               fiscal year ended December 31, 2001).
    3.2*       Amended and Restated By-laws of Pioneer Companies, Inc.
               (incorporated by reference to Exhibit 3.2 to Pioneer's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 2001).
    4.1*       Specimen Pioneer Companies, Inc. Stock Certificate
               (incorporated by reference to Exhibit 4.1 to Pioneer's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 2001).
    4.2*       Indenture, dated as of December 31, 2001, among PCI
               Chemicals Canada Company, the guarantors named therein and
               Wells Fargo Bank Minnesota, National Association, as
               trustee, relating to $150,000,000 principal amount of 10%
               Senior Secured Guaranteed Notes due 2008 (incorporated by
               reference to Exhibit 4.3 to Pioneer's Annual Report on Form
               10-K for the fiscal year ended December 31, 2001).
    4.3*       Term Loan Agreement, dated as of December 31, 2001, among
               Pioneer Americas LLC, the guarantors named therein, the
               lenders from time to time parties thereto and Wells Fargo
               Bank Minnesota, National Association, as administrative
               agent (incorporated by reference to Exhibit 4.4 to Pioneer's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 2001).
    4.4*       Indenture, dated as of December 31, 2001, among Pioneer
               Americas LLC, the guarantors named therein, and Wells Fargo
               Bank Minnesota, National Association, as trustee, relating to up to $50,000,000 principal amount of Senior Secured
               Floating Rate Guaranteed Notes due 2006 (incorporated by
               reference to Exhibit 4.5 to Pioneer's Annual Report on Form
               10-K for the fiscal year ended December 31, 2001).
    4.5*       Loan and Security Agreement, dated as of December 31, 2001, among PCI Chemicals Canada Company, Pioneer Americas LLC,
               the lenders that are signatories thereto and Foothill
               Capital Corporation, as arranger and administrative agent
               (incorporated by reference to Exhibit 4.6 to Pioneer's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 2001).
    4.6*       First Amendment to Loan and Security Agreement, dated April
               15, 2002, between and among the lenders identified on the
               signature pages thereto, Foothill Capital Corporation, PCI
               Chemicals Canada Company and Pioneer Americas LLC
               (incorporated by reference to Exhibit 4.7 to Pioneer's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 2001).

  EXHIBIT
    NO.                                DESCRIPTION
  -------                              -----------
    4.7*       Second Amendment to Loan and Security Agreement effective as of May 31, 2002, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation,
               PCI Chemicals Canada Company and Pioneer Americas LLC
               (incorporated by reference to Exhibit 4.1 to Pioneer's
               Current Report on Form 8-K filed on June 14, 2002).
    4.8*       Third Amendment to Loan and Security Agreement effective as of July 29, 2002, between and among the lenders identified on the signature pages thereof, Foothill Capital
               Corporation, PCI Chemicals Canada Company and Pioneer
               Americas LLC.
    4.9*       Fourth Amendment to Loan and Security Agreement effective as of December 10, 2002, between and among the lenders
               identified on the signature pages thereof, Foothill Capital
               Corporation, PCI Chemicals Canada Company and Pioneer
               Americas LLC.
    4.10       Fifth Amendment to Loan and Security Agreement effective as of July 1, 2003, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation,
               PCI Chemicals Canada Company and Pioneer Americas LLC.
    4.11       Sixth Amendment to Loan and Security Agreement effective as of December 31, 2003, between and among the lenders
               identified on the signature pages thereof, Foothill Capital
               Corporation, PCI Chemicals Canada Company and Pioneer
               Americas LLC.
    4.12*      Common Security and Intercreditor Agreement, dated as of
               December 31, 2001, by and among the grantors named therein and Wells Fargo Bank Minnesota, National Association
               (incorporated by reference to Exhibit 4.8 to Pioneer's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 2001).
   10.1+*      Pioneer Companies, Inc. 2001 Employee Stock Option Plan
               (incorporated by reference to Exhibit 10.1 to Pioneer's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 2001).
   10.2+       Employment Agreement, dated September 17, 2002, between
               Pioneer Companies, Inc. and Michael Y. McGovern.
   10.3+       Severance Agreement, dated September 30, 2002, between
               Pioneer Companies, Inc. and Michael J. Ferris.
   10.4+       Services Agreement, dated October 17, 2002, between Pioneer
               Companies, Inc. and Philip J. Ablove.
   10.5*       Indemnity Agreement dated March 14, 2002, between Pioneer
               Companies, Inc. and Marvin E. Lesser (incorporated by
               reference to Exhibit 10.1 to Pioneer's Quarterly Report on
               Form 10-Q for the quarter ended March 31, 2002).
   10.6*       Indemnity Agreement dated March 14, 2002, between Pioneer
               Companies, Inc. and Michael Y. McGovern (incorporated by
               reference to Exhibit 10.2 to Pioneer's Quarterly Report on
               Form 10-Q for the quarter ended March 31, 2002).
   10.7*       Indemnity Agreement dated March 14, 2002, between Pioneer
               Companies, Inc. and Gary L. Rosenthal (incorporated by
               reference to Exhibit 10.3 to Pioneer's Quarterly Report on
               Form 10-Q for the quarter ended March 31, 2002).
   10.8*       Indemnity Agreement dated March 14, 2002, between Pioneer
               Companies, Inc. and David N. Weinstein (incorporated by
               reference to Exhibit 10.4 to Pioneer's Quarterly Report on
               Form 10-Q for the quarter ended March 31, 2002).
   10.9+       Pioneer Companies, Inc. Discretionary Severance Benefit
               Plan, effective May 1, 2003.
   14.1        Pioneer Companies, Inc. Code of Business Conduct and Ethics.
   21.1*       List of Subsidiaries (incorporated by reference to Exhibit
               21.1 to Pioneer's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
   23.1        Consent of Deloitte & Touche LLP.
   31.1        Certification of Michael Y. McGovern required by Rule
               13a-14(a) or Rule 15d-14(a) under the Securities Exchange
               Act of 1934.
   31.2        Certification of Gary L. Pittman required by Rule 13a-14(a)
               or Rule 15d-14(a) under the Securities Exchange Act of 1934.

  EXHIBIT
    NO.                                DESCRIPTION
  -------                              -----------
   32.1        Certification of Michael Y. McGovern required by Rule
               13a-14(b) or Rule 15d-14(b) under the Securities Exchange
               Act of 1934 and 18 U.S.C. Section 1350.
   32.2        Certification of Gary L. Pittman required by Rule 13a-14(b)
               or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
   99.1        Schedule II -- Valuation and Qualifying Accounts

---------------

* Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

+ Indicates management contract or compensatory plan or arrangement.