Form 10-Q
period 2004-03-31
PIONEER COMPANIES INC
filed 2004-05-13
CIK 830141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

      On May 7, 2004, there were 10,027,962 shares of common stock of Pioneer Companies, Inc. outstanding.

                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
                                      PART I -- FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets -- March 31, 2004 and December 31, 2003                       3

             Consolidated Statements of Operations -- Three Months Ended March 31, 2004 and 2003       4

             Consolidated Statements of Cash Flows -- Three Months Ended March 31, 2004 and 2003       5

             Notes to Consolidated Financial Statements                                                6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations    13

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                               19

Item 4.      Controls and Procedures                                                                  19

                                       PART II -- OTHER INFORMATION

Item 5.      Other Information                                                                        19

Item 6.      Exhibits and Reports on Form 8-K                                                         21

      Certain statements in this Form 10-Q regarding future expectations of Pioneer's business and Pioneer's results of operations, financial condition and liquidity may be regarded as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements relate to matters that are not historical facts. Such statements involve risks and uncertainties, including, but not limited to, Pioneer's high financial leverage, global political and economic conditions, the demand and prices for Pioneer's products and raw materials, Pioneer and industry production volumes, competitive prices, the cyclical nature of the markets for many of Pioneer's products and raw materials, the effect of Pioneer's results of operations on its debt agreements, and other risks and uncertainties. Attention is directed to Pioneer's Annual Report on Form 10-K and Item 5 of Part II of this Report on Form 10-Q for a discussion of such risks and uncertainties. Actual outcomes may vary materially.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             PIONEER COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (UNAUDITED, IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                   MARCH 31,      DECEMBER 31,
                                                                                      2004            2003
                                                                                ---------------   ------------
                                  ASSETS
Current assets:
    Cash and cash equivalents                                                   $         2,502   $      1,946
    Accounts receivable, net of allowance for doubtful accounts of $2,294 at
       March 31, 2004 and $2,947 at December 31, 2003                                    38,751         38,800
    Inventories, net                                                                     13,612         15,707
    Prepaid expenses and other current assets                                             4,092          5,018
                                                                                 --------------   ------------
          Total current assets                                                           58,957         61,471
Property, plant and equipment:
    Land                                                                                  6,520          6,520
    Buildings and improvements                                                           30,032         29,522
    Machinery and equipment                                                             191,630        190,953
    Construction in progress                                                              3,870          2,975
                                                                                 --------------   ------------
                                                                                        232,052        229,970
    Less: accumulated depreciation                                                      (49,255)       (40,436)
                                                                                 --------------   ------------
             Net property, plant and equipment                                          182,797        189,534
Other assets, net                                                                         4,288          3,931
Excess reorganization value over the fair value of identifiable assets                   84,064         84,064
                                                                                 --------------   ------------
          Total assets                                                           $      330,106   $    339,000
                                                                                 ==============   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                            $        16,459   $     13,027
    Accrued liabilities                                                                  23,634         17,369
    Short-term debt, including current portion of long-term debt                          8,372         18,485
                                                                                ---------------   ------------
          Total current liabilities                                                      48,465         48,881
Long-term debt, less current portion                                                    202,669        203,803
Accrued pension and other employee benefits                                              24,983         24,584
Other long-term liabilities                                                              42,274         42,742
Commitments and contingencies (Note 12)
Stockholders' equity:
    Preferred stock, $.01 par value, authorized 10,000 shares, none issued or
        outstanding                                                                          --             --
    Common stock, $.01 par value, authorized 50,000 shares, issued and
        outstanding 10,011 shares                                                           100            100
    Additional paid-in capital                                                           10,959         10,941
    Other comprehensive loss                                                             (5,481)        (5,481)
    Retained earnings                                                                     6,137         13,430
                                                                                ---------------   ------------
          Total stockholders' equity                                                     11,715         18,990
                                                                                ---------------   ------------
          Total liabilities and stockholders' equity                            $       330,106   $    339,000
                                                                                ===============   ============

                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                 ----------------------
                                                    2004         2003
                                                 ----------   ----------
Revenues                                         $   90,026   $   89,031
Cost of sales - product                             (86,311)     (84,591)
Cost of sales - derivatives                               -      (20,999)
                                                 ----------   ----------
Total cost of sales                                 (86,311)    (105,590)
                                                 ----------   ----------
Gross profit (loss)                                   3,715      (16,559)
Selling, general and administrative expenses         (6,589)      (8,358)
Change in fair value of derivatives                       -       87,271
Asset impairment and other items                       (165)     (40,818)
                                                 ----------   ----------
Operating income (loss)                              (3,039)      21,536
Interest expense, net                                (4,642)      (4,811)
Other income (expense), net                             126       (1,880)
                                                 ----------   ----------
Income (loss) before income taxes                    (7,555)      14,845
Income tax benefit                                      262        1,533
                                                 ----------   ----------
Net income (loss)                                $   (7,293)  $   16,378
                                                 ==========   ==========
Net income (loss) per share:
        Basic                                    $    (0.73)  $     1.64
        Diluted                                  $    (0.73)  $     1.63
Weighted average number of shares outstanding:
        Basic                                        10,006       10,000
        Diluted                                      10,006       10,029

                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                           ----------------------------
                                                                               2004            2003
                                                                           ------------    ------------
Operating activities:
        Net income (loss)                                                  $     (7,293)   $     16,378
        Adjustments to reconcile net income (loss) to net cash flows from operating activities:
               Depreciation and amortization                                      8,884           5,194
               Provision for (recovery of) losses on accounts receivable           (653)          1,754
               Deferred tax benefit                                                (262)         (1,533)
               Derivatives - cost of sales and change in fair value                   -         (66,272)
               Loss on disposals of assets                                          175               -
               Asset impairment                                                       -          40,818
               Currency exchange loss (gain)                                       (129)          1,883
               Net effect of changes in operating assets and liabilities         13,481           9,646
                                                                           ------------    ------------
Net cash flows from operating activities                                         14,203           7,868
                                                                           ------------    ------------
Investing activities:
        Capital expenditures                                                     (2,325)         (1,724)
                                                                           ------------    ------------
Net cash flows from investing activities                                         (2,325)         (1,724)
                                                                           ------------    ------------
Financing activities:
        Net payments under revolving credit arrangements                        (10,209)           (244)
        Payments on debt                                                         (1,166)         (2,025)
        Proceeds from issuance of stock                                              18               -
                                                                           ------------    ------------
Net cash flows from financing activities                                        (11,357)         (2,269)
                                                                           ------------    ------------
Effect of exchange rate changes on cash                                              35             359
                                                                           ------------    ------------
Net change in cash and cash equivalents                                             556           4,234
Cash and cash equivalents at beginning of period                                  1,946           2,789
                                                                           ------------    ------------
Cash and cash equivalents at end of period                                 $      2,502    $      7,023
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

      The consolidated balance sheet at March 31, 2004, and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, which consist only of normal recurring items, that management considers necessary for a fair presentation. Operating results for the first three months of 2004 are not necessarily indicative of results to be expected for the year ending December 31, 2004. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated. Certain amounts have been reclassified in the prior period to conform to the current period presentation.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts as well as certain disclosures. Pioneer's financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates.

      The consolidated balance sheet at December 31, 2003, is derived from the December 31, 2003, audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America, since certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2.    DEBT

      Debt consisted of the following:

                                                                                                       MARCH 31,  DECEMBER 31,
                                                                                                         2004         2003
                                                                                                       ---------  ------------
Senior Secured Debt:
  Senior Secured Floating Rate Guaranteed Notes, due December 2006,
    variable rates based on the three-month LIBOR
    rate plus 3.5% ("Senior Guaranteed Notes")......................................................   $  43,151  $     43,151
  Senior Floating Rate Term Notes, due December 2006, variable interest rates based on the three-month LIBOR rate
    plus 3.5% ("Senior Floating Notes").............................................................       4,413         4,413
  10% Senior Secured Guaranteed Notes, due December 2008 ("10% Senior
    Secured Notes").................................................................................     150,000       150,000
  Revolving credit facility, variable interest rates based
    on U.S. prime rate plus a margin ranging from 0.5% to
    1.25% or LIBOR plus a margin ranging from 2.50% to 3.25% expiring December
    31, 2006, as amended ("Revolver")...............................................................       6,614        16,823
Other debt:
  Unsecured, non-interest-bearing, long-term debt, denominated in Canadian dollars
   (amounts below are in Canadian  dollars), original face value of $5.5 million, payable in five annual installments of $1.0 million and a final payment of
    $0.5 million, beginning January 10, 2002, with an effective interest rate of
    8.25%, net of unamortized discount of $0.1 million and $0.2 million at March
    31, 2004, and December 31, 2003, respectively...................................................       1,678         2,432
  Other notes, maturing in various years through 2014, with various installments,
    at various interest rates.......................................................................       5,185         5,469
                                                                                                       ---------  ------------
     Total..........................................................................................     211,041       222,288
  Short-term debt, including current maturities of long-term debt...................................      (8,372)      (18,485)
                                                                                                       ---------  ------------
     Long-term debt, less current maturities........................................................   $ 202,669  $    203,803
                                                                                                       =========  ============

      Senior secured debt outstanding under various debt instruments consists of the Senior Guaranteed Notes, the Senior Floating Notes, the 10% Senior Secured Notes and the Revolver. Collectively, the $197.6 million in Senior Guaranteed Notes, Senior Floating Notes and 10% Senior Secured Notes are referred to as the Senior Notes, and together with the Revolver are referred to as the Senior Secured Debt. In addition, at March 31, 2004, Pioneer had a $1.7 million unsecured non-interest bearing instrument payable to a critical vendor for the settlement of pre-petition amounts owed to that vendor, which contains a covenant that allows the vendor to demand immediate repayment and begin charging interest at a rate of 9.3% if Pioneer's liquidity falls below $5 million (Canadian dollars); $0.7 million payable over several years to a state taxing authority; and $4.5 million of other debt outstanding, comprised of notes maturing in various years through 2014.

      The Revolver provides for revolving loans in an aggregate amount up to $30 million, subject to borrowing base limitations related to the level of accounts receivable, inventory and reserves. Borrowings under the Revolver are available through December 31, 2006, so long as no default exits and all conditions to borrowings are met. Borrowings under the Revolver accrue interest at a rate equal to either the prime rate plus a margin or LIBOR plus a margin. Pioneer incurs a fee on the unused amount of the facility at a rate of 0.375% per year. On March 31, 2004, the borrowing base under the Revolver was $30.0 million. Borrowing availability net of outstanding letters of credit was $20.7 million, and Liquidity (consisting of cash, less outstanding disbursements, and borrowing availability) was $22.2 million.

      The Revolver requires Pioneer to maintain Liquidity (as defined) of at least $5.0 million, and limit its capital expenditures to $25.0 million in each fiscal year. At March 31, 2004, Liquidity was $22.2 million, consisting of borrowing availability of $20.7 million and cash of $2.5 million, less outstanding disbursements of $1.0 million. Capital expenditures were $2.3 million during the three months ended March 31, 2004. One of the covenants in the Revolver requires Pioneer to generate at least $21.550 million of Lender-Defined EBITDA (as defined) for each twelve-month period ending at the end of each fiscal quarter. Lender-Defined EBITDA for the twelve months ended March 31, 2004, was $36.6 million. The Revolver also provides that, as a condition of borrowings, there shall not have occurred any material adverse change in Pioneer's business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).

      If in the future the required Lender-Defined EBITDA level under the Revolver is not met or if Pioneer fails to comply with other covenants, and the lender does not waive Pioneer's non-compliance, Pioneer will be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur, the lender can refuse to make further advances. Following any such refusal, customer receipts would be applied to Pioneer's borrowings under the Revolver, and Pioneer would not have the ability to reborrow. This would cause Pioneer to suffer a rapid loss of liquidity and it would lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow the lender to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under the Senior Notes that would provide the holders of the Senior Notes with the right to demand immediate repayment.

      Interest on the 10% Senior Secured Notes is payable on June 30th and December 31st. Interest on the Senior Guaranteed Notes and the Senior Floating Notes (collectively, the "Tranche A Notes") is payable quarterly on March 31st, June 30th, September 30th and December 31st.

      Pioneer is required to make mandatory redemptions of the Tranche A Notes from and to the extent of net cash proceeds of certain asset sales, new equity issuances in excess of $5 million and excess cash flow (as defined in the related agreements), and if there is a change of control.

      The Tranche A Notes also provide that, within 60 days after each calendar quarter during 2003 through 2006, Pioneer is required to redeem and prepay the greater of (a) an amount determined on the basis of Pioneer Americas' net income before extraordinary items, other income, net, interest, income taxes, depreciation and amortization ("Tranche A Notes EBITDA") and (b) an amount determined on the basis of the Company's excess cash flow and average liquidity, as defined. With respect to the Tranche A Notes EBITDA, the amount that is to be redeemed and prepaid is (i) $2.5 million if Tranche A Notes EBITDA for a calendar quarter is $20 million or more but less than $25 million, (ii) $5 million if Tranche A Notes EBITDA for a calendar quarter is $25 million or more but less than $30 million and (iii) $7.5 million if Tranche A Notes EBITDA for a calendar quarter is $30 million or more, in each case plus accrued and unpaid interest to the date of redemption and prepayment. With respect to excess cash flow, the amount that is to be redeemed and prepaid is a percentage of the Company's consolidated net income, without regard to extraordinary gains and losses and net after-tax other income, plus depreciation, amortization and other non-cash charges, and less all cash principal payments, capital expenditures and extraordinary cash gains or cash income received, plus or minus cash changes in working capital. The applicable percentage is to be determined on the basis of the Company's average liquidity, which is the average of cash plus borrowing availability under the Revolver for the quarter or for the 45-day period following the end of the quarter. Each holder of Senior Floating Notes may refuse any such prepayment. As a result of the application of these provisions with respect to the first quarter of 2003, Pioneer redeemed and prepaid $2.4 million of the principal amount of the Tranche A Notes on May 23, 2003. One holder refused the prepayment of the balance of the $2.5 million that was to have been prepaid on that date. No redemption and prepayment of Tranche A Notes was required with respect to any other calendar quarter during 2003 or with respect to the quarter ended March 31, 2004.

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

      Pioneer may prepay amounts owed on the Tranche A Notes and the 10% Senior Secured Notes in minimum amounts of $1.0 million or more, and Pioneer may, at its option, terminate the Revolver. If the Revolver is terminated early, there will be a premium due of $600,000 if the termination occurs on or before December 31, 2004, and of $300,000 if the termination occurs thereafter. On or after December 31, 2005, Pioneer may redeem some or all of the 10% Senior Secured Notes by paying the holders a percentage declining from 105% to 100% (depending on the year of redemption) of the stated principal amount to be redeemed plus accrued and unpaid interest to the redemption date.

      The obligations under the Revolver are secured by liens on Pioneer's accounts receivable and inventory, and the obligations under the Senior Notes are secured by liens on substantially all of Pioneer's other assets, with the exception of certain assets that secure the obligations outstanding under certain other long-term liabilities.

      The debt agreements contain covenants requiring Pioneer to meet minimum liquidity levels, and limiting or prohibiting Pioneer's ability to, among other things, incur additional indebtedness, prepay or modify debt instruments, grant additional liens, guarantee any obligations, sell assets, engage in another type of business or suspend or terminate a substantial portion of business, declare or pay dividends, make investments, make capital expenditures in excess of certain amounts, or make use of the proceeds of borrowings for purposes other than those specified in the agreements. The agreements also include customary events of default, including one in the Revolver relating to a change of control. Borrowings under the Revolver will generally be available subject to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default.

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

3.    TACOMA FACILITY

      In March 2004 Pioneer completed its evaluation of the resumption of operations at the Tacoma chlor-alkali facility, which was idled in March 2002. As a result of the evaluation, Pioneer decided that the chlor-alkali production operations at the facility would not be restarted. However, Pioneer continues to use the facility as a terminal and calcium chloride production facility. Pioneer recorded additional depreciation expense of $3.4 million related to the non-productive chlor-alkali assets at the Tacoma facility during the quarter ended March 31, 2004. As of March 31, 2004, the residual net book value of the Tacoma facility was $1.3 million. Pioneer is continuing to evaluate other uses of the facility.

4.    SETTLEMENT OF DISPUTE WITH THE COLORADO RIVER COMMISSION OF NEVADA

      All of the conditions of the settlement of Pioneer's dispute with the Colorado River Commission of Nevada ("CRC") were satisfied on March 3, 2003. As a result of the settlement, which was effective as of January 1, 2003, Pioneer was released from all claims for liability with respect to electricity derivatives positions, and all litigation between Pioneer and CRC was dismissed. As of December 31, 2002, Pioneer had recorded a net liability of $87.3 million for the net mark-to-market loss on outstanding derivative positions, and a receivable from CRC of $21.0 million for estimated proceeds received by CRC for matured derivative contracts. Due to the settlement of the dispute with CRC, both the $87.3 million net liability and the $21.0 million receivable were reversed in the first quarter of 2003, resulting in a non-cash net gain of $66.3 million. These amounts appear in the consolidated statement of operations for the three months ended March 31, 2003, as $87.3 million of operating income under the caption "Change in Fair Value of Derivatives" to reflect the reversal of the previously recorded mark-to-market loss, and $21.0 million of "Cost of Sales - Derivatives," reflecting the reversal of the receivable from CRC.

5.    ASSET IMPAIRMENT AND OTHER

      Pioneer evaluates long-lived assets for impairment whenever indicators of impairment exist. Under applicable accounting standards, if the sum of the future cash flows expected to result from an asset, undiscounted and without interest, is less than the book value of the asset, asset impairment must be recognized. The amount of impairment is calculated by subtracting the fair value of the asset from the book value of the asset. Fluctuations in anticipated future product prices and energy costs can have a material impact on Pioneer's expectations of future cash flows.

      Under a new supply agreement that was entered into with CRC in connection with the settlement discussed in Note 4, CRC provides power to meet the majority of the needs of Pioneer's Henderson plant at market rates. The market rates are expected to remain at levels higher than the rates under the long-term hydropower contracts that were assigned to the Southern Nevada Water Authority as part of the settlement. As a result, Pioneer performed an impairment test and determined that the book value of the Henderson facility exceeded the undiscounted sum of future expected cash flows over the remaining life of the facility. Pioneer then calculated the estimated fair value of the facility by discounting expected future cash flows using a risk-adjusted discount rate of 13%. Based on that analysis, Pioneer recorded an impairment charge of $40.8 million in the first quarter of 2003.

      Other items in the three months ended March 31, 2004, included a $0.2 million loss from disposals of fixed assets.

6.    NET INCOME (LOSS) PER SHARE

      Basic net income (loss) per share is based on the weighted average number of shares outstanding during the period. Diluted net income (loss) per share considers, in addition to the above, the dilutive effect of potentially issuable shares pursuant to stock option plans (see Note 8) during the period.

      Computational amounts for net income (loss) per share are as follows:

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                         -------------------------
                                            2004            2003
                                         ----------        -------
Net income (loss)                        $   (7,293)       $16,378
                                         ==========        =======
Basic net income (loss) per share:
     Weighted average number of shares
          outstanding                        10,006         10,000
                                         ==========        =======
     Net income (loss) per share         $    (0.73)       $  1.64
                                         ==========        =======
Diluted net income (loss) per share:
     Weighted average number of shares
          outstanding                        10,006         10,029
                                         ==========        =======
     Net income (loss)per share          $    (0.73)       $  1.63
                                         ==========        =======

      Options to purchase 639,069 and 285,000 shares that were outstanding during the three months ended March 31, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

7.    INVENTORIES

      Inventories consisted of the following:

                                                             MARCH 31,  DECEMBER 31,
                                                               2004         2003
                                                             ---------  ------------
Raw materials, supplies and parts, net....................   $   7,281  $      7,673
Finished goods............................................       6,331         8,034
                                                             ---------  ------------
                                                             $  13,612  $     15,707
                                                             =========  ============

8.    STOCK BASED COMPENSATION

      At March 31, 2004, PCI had options for the purchase of 639,069 shares of common stock outstanding with exercise prices ranging from $2.00 to $8.15 per share, a weighted average exercise price of $3.33 and a weighted average remaining contractual life of 8.38 years. No options were granted during the three months ended March 31, 2004 and 2003. Stock options generally expire 10 years from the date of grant and fully vest after three years.

      Pioneer accounts for stock options under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Stock options issued under Pioneer's stock option plans have no intrinsic value at the grant date, and Pioneer recorded no compensation costs under APB 25. Had compensation expense for the stock option plans been determined in accordance with Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation", Pioneer's pro-forma net income (loss) and income
(loss) per share would have been as follows:


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  ------------------
                                                                    2004      2003
                                                                  --------  --------
Net income(loss):
   As reported.................................................   $ (7,293) $ 16,378
   Pro forma stock compensation expense........................       (114)      (99)
                                                                  --------  --------
Pro forma net income (loss)....................................   $ (7,407) $ 16,279
                                                                  ========  ========
Income (loss) per common share:
   Basic, as reported..........................................   $  (0.73) $   1.64
   Basic, pro forma............................................   $  (0.74) $   1.63
   Diluted, as reported........................................   $  (0.73) $   1.63
   Diluted, pro forma..........................................   $  (0.74) $   1.62

9.    SUPPLEMENTAL CASH FLOW INFORMATION

      The net effect of changes in operating assets and liabilities was as follows:

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ------------------------
                                                          2004          2003
                                                       ----------    ----------
Accounts receivable                                    $      654    $   (2,562)
Inventories                                                 2,036        (1,544)
Prepaid expenses and other current assets                     893           980
Other assets                                                 (381)          800
Accounts payable                                            3,420         1,050
Accrued liabilities                                         6,259           994
Other long-term liabilities                                   600         9,928
                                                       ----------    ----------
       Net change in operating assets and liabilities  $   13,481    $    9,646
                                                       ==========    ==========

      Following are supplemental disclosures of cash flow information:

                         THREE MONTHS ENDED
                              MARCH 31,
                         ------------------
                          2004       2003
                         ------   ---------
Cash payments for:
   Interest              $  920   $   1,005
   Income taxes               -           -

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

CONDENSED CONSOLIDATING BALANCE SHEET - MARCH 31, 2004 (IN THOUSANDS)

                                                                                      PCI     PIONEER       OTHER
                                                                            PCI      CANADA   AMERICAS   GUARANTORS
                                                                         --------  ---------  ---------  ----------
                                ASSETS
Current assets:
  Cash and cash equivalents............................................  $      -  $   1,446  $   1,052  $        3
  Accounts receivable, net.............................................         -     10,593     28,157           -
  Inventories, net.....................................................         -      5,131      8,482           -
  Prepaid expenses and other current assets............................     1,941      1,787        363           -
                                                                         --------  ---------  ---------  ----------
         Total current assets..........................................     1,941     18,958     38,055           3
Property, plant and equipment, net ....................................         -    110,784     70,485       1,528
Other assets...........................................................         -        164      4,125           -
Intercompany receivable................................................         -     90,933          -      69,559
Investment in subsidiaries.............................................    18,320          -          -           -
Excess reorganization value over the fair value of
   identifiable assets.................................................         -     84,063          -           -
                                                                         --------  ---------  ---------  ----------
         Total assets..................................................  $ 20,261  $ 304,902  $ 112,665  $   71,090
                                                                         ========  =========  =========  ==========
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
  Accounts payable.....................................................  $      -  $   7,301  $   9,158  $        -
  Accrued liabilities..................................................         -     10,485     13,146           -
  Current portion of long-term debt....................................         -        633      7,712          28
                                                                         --------  ---------  ---------  ----------
         Total current liabilities.....................................         -     18,419     30,016          28
Long-term debt, less current portion...................................         -    151,045     51,567          57
Investment in subsidiary...............................................         -    152,590          -         447
Intercompany payable...................................................     8,546        594    151,352           -
Accrued pension and other employee benefits............................         -      8,073     16,911           -
Other long-term liabilities............................................         -     25,369     15,409       1,496
Stockholders' equity (deficiency in assets) ...........................    11,716    (51,189)  (152,590)     69,062
                                                                         --------  ---------  ---------  ----------
         Total liabilities and stockholders' equity (deficiency
            in assets).................................................  $ 20,261  $ 304,902  $ 112,665  $   71,090
                                                                         ========  =========  =========  ==========

                                                                                         PIONEER
                                                                         ELIMINATIONS  CONSOLIDATED
                                                                         ------------  ------------
                                ASSETS
Current assets:
  Cash and cash equivalents............................................  $          -  $      2,502
  Accounts receivable, net.............................................             -        38,751
  Inventories, net.....................................................             -        13,612
  Prepaid expenses and other current assets............................             -         4,092
                                                                         ------------  ------------
         Total current assets..........................................             -        58,957
Property, plant and equipment, net ....................................             -       182,797
Other assets...........................................................             -         4,288
Intercompany receivable................................................      (160,492)            -
Investment in subsidiaries.............................................       (18,320)            -
Excess reorganization value over the fair value of
   identifiable assets.................................................             -        84,064
                                                                         ------------  ------------
         Total assets..................................................  $   (178,812) $    330,106
                                                                         ============  ============
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
  Accounts payable.....................................................  $          -  $     16,459
  Accrued liabilities..................................................             -        23,634
  Current portion of long-term debt....................................             -         8,372
                                                                         ------------  ------------
         Total current liabilities.....................................             -        48,465
Long-term debt, less current portion...................................             -       202,669
Investment in subsidiary...............................................      (153,037)            -
Intercompany payable...................................................      (160,492)            -
Accrued pension and other employee benefits............................             -        24,983
Other long-term liabilities............................................             -        42,274
Stockholders' equity (deficiency in assets) ...........................       134,717        11,715
                                                                         ------------  ------------
         Total liabilities and stockholders' equity (deficiency
            in assets).................................................  $   (178,812) $    330,106
                                                                         ============  ============

CONDENSED CONSOLIDATING BALANCE SHEET -- DECEMBER 31, 2003 (IN THOUSANDS)

                                                                                        PCI      PIONEER     OTHER
                                                                             PCI       CANADA   AMERICAS   GUARANTORS
                                                                          ---------  ---------  ---------  ----------
                                 ASSETS
Current assets:
  Cash and cash equivalents.............................................  $       -  $     500  $   1,422  $       24
  Accounts receivable, net..............................................          -     10,218     28,582           -
  Inventories, net......................................................          -      6,219      9,488           -
  Prepaid expenses and other current assets.............................      2,812      1,341        865           -
                                                                          ---------  ---------  ---------  ----------
     Total current assets...............................................      2,812     18,278     40,357          24
Property, plant and equipment, net......................................          -    113,615     74,390       1,528
Other assets, net.......................................................          -        166      3,766           -
Intercompany receivable.................................................          -     87,356          -      67,581
Investment in subsidiaries..............................................     25,376          -          -           -
Excess reorganization value over fair value of identifiable Assets......          -     84,064          -           -
                                                                          ---------  ---------  ---------  ----------
       Total assets.....................................................  $  28,188  $ 303,478  $ 118,513  $   69,133
                                                                          =========  =========  =========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN  ASSETS)
Current liabilities:
  Accounts payable......................................................  $       -  $   5,875  $   7,152  $        -
  Accrued liabilities...................................................          -      5,751     11,585          33
  Current portion of long-term debt.....................................          -        627     17,830          28
                                                                          ---------  ---------  ---------  ----------
     Total current liabilities..........................................          -     12,253     36,567          61
  Long-term debt, less current portion..................................          -    151,805     51,936          62
  Investment in subsidiary..............................................          -    144,036          -         445
  Intercompany payable..................................................      9,198      3,527    142,212           -
  Accrued pension and other employee benefits...........................          -      8,050     16,534           -
  Other long-term liabilities...........................................          -     25,856     15,301       1,585
  Stockholders' equity (deficiency in assets)...........................     18,990    (42,049)  (144,036)     66,980
                                                                          ---------  ---------  ---------  ----------
     Total liabilities and stockholders' equity.........................  $  28,188  $ 303,478  $ 118,513  $   69,133
                                                                          =========  =========  =========  ==========

                                                                                          PIONEER
                                                                          ELIMINATIONS  CONSOLIDATED
                                                                          ------------  ------------
                                 ASSETS
Current assets:
  Cash and cash equivalents.............................................  $          -  $      1,946
  Accounts receivable, net..............................................             -        38,800
  Inventories, net......................................................             -        15,707
  Prepaid expenses and other current assets.............................             -         5,018
                                                                          ------------  ------------
     Total current assets...............................................             -        61,471
Property, plant and equipment, net......................................             -       189,534
Other assets, net.......................................................             -         3,931
Intercompany receivable.................................................      (154,937)            -
Investment in subsidiaries..............................................       (25,376)            -
Excess reorganization value over fair value of identifiable Assets......             -        84,064
                                                                          ------------  ------------
       Total assets.....................................................  $   (180,313) $    339,000
                                                                          ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN  ASSETS)
Current liabilities:
  Accounts payable......................................................  $          -  $     13,027
  Accrued liabilities...................................................             -        17,369
  Current portion of long-term debt.....................................             -        18,485
                                                                          ------------  ------------
     Total current liabilities..........................................             -        48,881
  Long-term debt, less current portion..................................             -       203,803
  Investment in subsidiary..............................................      (144,481)            -
  Intercompany payable..................................................      (154,937)            -
  Accrued pension and other employee benefits...........................             -        24,584
  Other long-term liabilities...........................................             -        42,742
  Stockholders' equity (deficiency in assets)...........................       119,105        18,990
                                                                          ------------  ------------
     Total liabilities and stockholders' equity.........................  $   (180,313) $    339,000
                                                                          ============  ============

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2004 (IN THOUSANDS)

                                                                         PCI      PIONEER      OTHER                     PIONEER
                                                              PCI      CANADA     AMERICAS   GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                           --------  ----------  ----------  ----------  ------------  ------------
Revenues.................................................  $      -  $   43,745  $   66,693  $        -  $    (20,413) $     90,026
Cost of sales............................................         -     (38,890)    (67,834)          -        20,413       (86,311)
                                                           --------  ----------  ----------  ----------  ------------  ------------
Gross profit.............................................         -       4,856      (1,141)          -             -         3,715
Selling, general and administrative expenses.............      (237)     (2,047)     (4,335)         31            (0)       (6,589)
Asset impairment and other ..............................         -          (1)       (163)          -             -          (165)
                                                           --------  ----------  ----------  ----------  ------------  ------------
Operating income (loss)..................................      (237)      2,807      (5,640)         31            (0)       (3,039)
Interest expense, net....................................         -      (3,786)       (856)         (1)            -        (4,642)
Other income (expense), net..............................         -         131      (2,059)      2,054             1           126
                                                           --------  ----------  ----------  ----------  ------------  ------------
Income (loss) before income taxes........................      (237)       (848)     (8,554)      2,084             1        (7,555)
Income tax expense ......................................         -         262           -           -             -           262
                                                           --------  ----------  ----------  ----------  ------------  ------------
Net income (loss) before equity in earnings (loss) of
   subsidiary............................................      (237)       (586)     (8,554)      2,084             1        (7,293)
Equity in net earnings (loss) of subsidiary..............    (7,056)     (8,554)          -          (1)       15,611             -
                                                           --------  ----------  ----------  ----------  ------------  ------------
Net income (loss)........................................  $ (7,293) $   (9,140) $   (8,554) $    2,083  $     15,611  $     (7,293)
                                                           ========  ==========  ==========  ==========  ============  ============

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2003 (IN THOUSANDS)

                                                                        PCI       PIONEER      OTHER                     PIONEER
                                                              PCI      CANADA     AMERICAS   GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                           --------  ----------  ----------  ----------  ------------  ------------
Revenues.................................................  $      -  $   40,608  $   68,177  $        -  $    (19,754) $     89,031
Cost of sales............................................         -     (38,332)    (87,093)         81        19,754      (105,590)
                                                           --------  ----------  ----------  ----------  ------------  ------------
Gross profit (loss)......................................         -       2,276     (18,916)         81             -       (16,559)
Selling, general and administrative expenses.............       (91)     (1,981)     (6,306)         20             -        (8,358)
Change in fair value of derivatives......................         -           -      87,271           -             -        87,271
Asset impairment and other...............................         -           -     (40,818)          -             -       (40,818)
                                                           --------  ----------  ----------  ----------  ------------  ------------
Operating income (loss)..................................       (91)        295      21,231         101             -        21,536
Interest expense, net....................................         -      (3,791)     (1,018)         (2)            -        (4,811)
Other income (expense), net..............................         -      (1,881)     (7,163)      7,164             -        (1,880)
                                                           --------  ----------  ----------  ----------  ------------  ------------
Income (loss) before income taxes........................       (91)     (5,377)     13,050       7,263             -        14,845
Income tax expense.......................................         -       1,533           -           -             -         1,533
                                                           --------  ----------  ----------  ----------  ------------  ------------
Net income (loss) before equity in earnings of subsidiary       (91)     (3,844)     13,050       7,263             -        16,378
Equity in net earnings of subsidiary.....................    16,469      13,050           -           -       (29,519)            -
                                                           --------  ----------  ----------  ----------  ------------  ------------
Net income ..............................................  $ 16,378  $    9,206  $   13,050  $    7,263  $    (29,519) $     16,378
                                                           ========  ==========  ==========  ==========  ============  ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS -- THREE MONTHS ENDED MARCH 31, 2004 (IN THOUSANDS)

                                                                                   PCI       PIONEER      OTHER       PIONEER
                                                                         PCI      CANADA    AMERICAS    GUARANTORS  CONSOLIDATED
                                                                      ---------  --------  -----------  ----------  ------------
Cash flows from operating activities:
          Net cash flows from operating activities..................  $     (18) $  2,149  $    12,088  $      (16) $     14,203
Cash flows from investing activities:
  Capital expenditures..............................................          -      (445)      (1,880)          -        (2,325)
                                                                      ---------  --------  -----------  ----------  ------------
          Net cash flows from investing activities..................          -      (445)      (1,880)          -        (2,325)
                                                                      ---------  --------  -----------  ----------  ------------
Cash flows from financing activities:
Net payments under revolving credit arrangements....................          -         -      (10,209)          -       (10,209)
  Payments on debt..................................................          -      (792)        (369)         (5)       (1,166)
  Proceeds from issuance of stock...................................         18         -            -           -            18
                                                                      ---------  --------  -----------  ----------  ------------
          Net cash flows from financing activities..................         18      (792)     (10,578)         (5)      (11,357)
                                                                      ---------  --------  -----------  ----------  ------------
Effect of exchange rate changes on cash.............................          -        35            -           -            35
                                                                      ---------  --------  -----------  ----------  ------------
Net change in cash and cash equivalents.............................          -       947         (371)        (21)          556
Cash and cash equivalents at beginning of period....................          -       500        1,423          24         1,946
                                                                      ---------  --------  -----------  ----------  ------------
Cash and cash equivalents at end of period..........................  $       -  $  1,446  $     1,052  $        3  $      2,502
                                                                      =========  ========  ===========  ==========  ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS -- THREE MONTHS ENDED MARCH 31, 2003 (IN THOUSANDS)

                                                                                   PCI       PIONEER      OTHER       PIONEER
                                                                         PCI      CANADA    AMERICAS    GUARANTORS  CONSOLIDATED
                                                                      ---------  --------  -----------  ----------  ------------
Cash flows from operating activities:
          Net cash flows from operating activities..................  $   1,013  $  1,154  $     5,696  $        5  $      7,868
                                                                      ---------  --------  -----------  ----------  ------------
Cash flows from investing activities:
  Capital expenditures..............................................          -      (710)      (1,014)          -        (1,724)
                                                                      ---------  --------  -----------  ----------  ------------
          Net cash flows from investing activities..................          -      (710)      (1,014)          -        (1,724)
                                                                      ---------  --------  -----------  ----------  ------------
Cash flows from financing activities:
  Net proceeds under revolving credit arrangements..................          -         -         (244)          -          (244)
  Payments on debt..................................................     (1,013)     (649)        (356)         (7)       (2,025)
                                                                      ---------  --------  -----------  ----------  ------------
          Net cash flows from financing activities..................     (1,013)     (649)        (600)         (7)       (2,269)
                                                                      ---------  --------  -----------  ----------  ------------
Effect of exchange rate changes on cash.............................          -       359            -           -           359
                                                                      ---------  --------  -----------  ----------  ------------
Net change in cash and cash equivalents.............................          -       154        4,082          (2)        4,234
Cash and cash equivalents at beginning of period....................          -     1,702        1,074          13         2,789
                                                                      ---------  --------  -----------  ----------  ------------
Cash and cash equivalents at end of period..........................  $       -  $  1,856  $     5,156  $       11  $      7,023
                                                                      =========  ========  ===========  ==========  ============

11. PENSION AND OTHER POSTRETIREMENT BENEFITS

     Effective February 29, 2004, Pioneer Americas froze benefits under its defined benefit pension plans for substantially all U.S. salaried and union and non-union hourly employees. The effect of the freezing of defined benefit pension plan benefits will be accounted for as a curtailment pursuant to SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits". As a result of the curtailment, the projected benefit obligations for the Pioneer Americas pension plans decreased by $3.1 million. The actuarial gain from such decrease was applied against existing unrecognized actuarial losses and Pioneer recorded no curtailment gain in its statement of operations for the quarter ended March 31, 2004.

     The component of net periodic benefit costs related to Pioneer's defined benefit pension plans for the three months ended March 31, 2004 and 2003 were:

                                                               PCI     PIONEER      PIONEER
                                                              CANADA   AMERICAS   CONSOLIDATED
                                                              ------   --------   ------------
THREE MONTHS ENDED MARCH 31, 2004
Components of net periodic benefit cost:
  Service cost..............................................   $297      $393       $   689
  Interest cost.............................................    570       740         1,310
  Expected return on plan assets............................   (618)     (733)       (1,351)
  Amortization of prior service costs.......................     --        (1)           (1)
  Amortization of net actuarial loss (gain).................     70       (21)           49
                                                               ----      ----       -------
  Net periodic benefit cost.................................   $319      $377       $   696
                                                               ====      ====       =======

                                                               PCI     PIONEER      PIONEER
                                                              CANADA   AMERICAS   CONSOLIDATED
                                                              ------   --------   ------------
THREE MONTHS ENDED MARCH 31, 2003
Components of net periodic benefit cost:
  Service cost..............................................   $218      $329        $  547
  Interest cost.............................................    503       719         1,222
  Expected return on plan assets............................   (483)     (598)       (1,081)
  Amortization of prior service costs.......................     --        (1)           (1)
  Amortization of net actuarial loss (gain).................     (2)      156           154
                                                               ----      ----        ------
  Net periodic benefit cost.................................   $237      $604        $  841
                                                               ====      ====        ======

     Pension contributions, which are based on regulatory requirements, totaled $0.3 million and $0 in the three months ended March 31, 2004 and 2003, respectively. Required contributions in 2004 are expected to be $4.9 million to $6.3 million.

     The component of net periodic benefit costs related to Pioneer's post retirement benefits other than pensions for the three months ended March 31, 2004 and 2003 were:

                                                               PCI     PIONEER      PIONEER
                                                              CANADA   AMERICAS   CONSOLIDATED
                                                              ------   --------   ------------
THREE MONTHS ENDED MARCH 31, 2004
Components of net periodic benefit cost:
  Service cost..............................................   $36       $  1         $37
  Interest cost.............................................    68          9          77
  Amortization of prior service costs.......................    (7)        --          (7)
  Amortization of net actuarial gain........................   (20)       (10)        (30)
                                                               ---       ----         ---
  Net periodic benefit cost.................................   $78       $ --         $78
                                                               ===       ====         ===

                                                               PCI     PIONEER      PIONEER
                                                              CANADA   AMERICAS   CONSOLIDATED
                                                              ------   --------   ------------
THREE MONTHS ENDED MARCH 31, 2003
Components of net periodic benefit cost:
  Service cost..............................................   $25       $  1         $ 26
  Interest cost.............................................    53         52          105
  Amortization of prior service costs.......................    (7)        --          (85)
  Amortization of net actuarial gain........................    (3)       (11)         (13)
                                                               ---       ----         ----
  Net periodic benefit cost.................................   $69       $ 42         $110
                                                               ===       ====         ====

12.   COMMITMENTS AND CONTINGENCIES

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

      Pioneer relies on certain indemnities from previous owners and has adequate environmental reserves covering known and estimable environmental liabilities at its chlor-alkali plants and other facilities. There can be no assurance, however, that such indemnity agreements will be adequate to protect Pioneer from environmental liabilities at these sites or that such parties will perform their obligations under the respective indemnity agreements. The failure by such parties to perform under these indemnity agreements and/or any material increase in Pioneer's environmental obligations will have a material adverse effect on Pioneer's future results of operations and liquidity.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Our annual report on Form 10-K for the year ended December 31, 2003, provides a discussion of our business, including the chlor-alkali industry, our customers and markets, the major components of our production process and costs and the means we use to distribute our products.

      The following discussion and analysis should be read in conjunction with the information provided in the annual report on Form 10-K for the year ended December 31, 2003, the consolidated financial statements and the related notes thereto.

PRODUCT PRICES

      Our quarterly average ECU netback (that is, the price of an electrochemical unit, or "ECU," consisting of one ton of chlorine and 1.1 tons of caustic soda, adjusted to eliminate the product transportation element) for each of the most recent five quarters was as follows:

First Quarter 2003          $ 362
Second Quarter 2003           406
Third Quarter 2003            392
Fourth Quarter 2003           366
First Quarter 2004            339

      In February 2004 we announced a $75 per ton price increase for chlorine, but caustic soda prices continued to decline in the first quarter of 2004. Continuing strong demand for chlorine led us to implement an order control program in April 2004, under which we limit our chlorine customers to contract volumes based on average purchases over the previous three months. To date, demand for caustic soda has increased in the second quarter, and in May 2004 we announced a $50 per ton price increase and implemented an order control program for that product.

      The chlorine price increase in the first quarter and the caustic soda price increase in the second quarter were implemented when announced or as soon as permitted by applicable contract terms. In some cases individual contract terms limit or prohibit the imposition of an increase, so that changes in realized prices and revenues lag changes in our announced prices. We expect to realize the effect on our average ECU netback during the balance of 2004 as a result of these provisions in some of our product sale agreements that delay the implementation of price increases. In addition, Chemical Market Associates, Inc., a leading industry observer, anticipates further increases in ECU netbacks during 2004.

      The order control programs that we have implemented for both chlorine and caustic soda are a necessary means of balancing the demand for the products with our manufacturing capacity and the availability of products that we are able to purchase for resale. We do not believe that the order control programs expose us to any material breach of contract claims, although we do anticipate some level of resulting customer dissatisfaction.

PRODUCTION

      Quarterly ECU production volumes at our chlor-alkali facilities for the most recent five quarters were as follows:

                                   ECUS IN TONS
                                   ------------
First Quarter 2003............          175,764
Second Quarter 2003...........          161,725
Third Quarter 2003............          173,565
Fourth Quarter 2003...........          160,071
First Quarter 2004............          169,555

      The volumes of caustic soda that we purchased for resale were as follows:

                                    TONS
                                   ------
First Quarter 2003............     24,195
Second Quarter 2003...........     27,412
Third Quarter 2003............     38,495
Fourth Quarter 2003...........     47,307
First Quarter 2004............     30,636

RAW MATERIAL COSTS

      The energy costs associated with our production of chlor-alkali products can materially affect our results of operations, as each one dollar change in our cost for a megawatt hour of electricity generally results in a corresponding change of approximately $2.75 in our cost to produce an ECU. The amounts that we spent on our power requirements during each of the most recent five quarters, and the corresponding percentages of our cost of sales - product that those amounts represented, were as follows:

                                             PERCENTAGE OF COST OF
                       TOTAL POWER COSTS        SALES - PRODUCT
                       -----------------     ---------------------
First Quarter 2003         $19,691                    23%
Second Quarter 2003         18,780                    23%
Third Quarter 2003          21,272                    25%
Fourth Quarter 2003         18,560                    21%
First Quarter 2004          19,989                    23%

Electricity rates have continued to increase during 2004, and as a result we anticipate a continuing unfavorable effect on our production costs during the remainder of the year.

ORGANIZATIONAL EFFICIENCY PROJECT

      During the first quarter of 2004 we began the development and implementation of an organizational efficiency project that we refer to as Project STAR. Project STAR involves the design, development and implementation of uniform and standardized systems, processes and policies to improve our management, sales and marketing, production, process efficiency, logistics and material management and information technology functions. The consulting fees that we will incur in connection with the Project are expected to be in the range from $2.8 million to $3.6 million, depending on the attainment of specified savings. We expect that after the project is implemented we will have at least 12% fewer employees than the 648 that we employed on December 31, 2003, and that our annual payroll and benefits cost will be reduced by more than $6.3 million. We anticipate that we will incur a related severance expense of at least $3.1 million in June 2004, which will be paid in 2004 and 2005 in accordance with applicable severance arrangements. We expect to recover that expense and the other costs that will arise in the implementation of Project STAR through savings generated as a result of the Project. We anticipate that we will begin to realize those savings in July 2004, and that during the first quarter of 2005 a majority of the project's initiatives will be producing savings. However, we can provide no assurance that the savings from Project STAR will exceed its costs.

LIQUIDITY AND CAPITAL RESOURCES

      Debt, Financial Leverage and Covenants. At March 31, 2004, our senior secured debt aggregated $204.2 million, consisting of Senior Secured Floating Rate Guaranteed Notes due 2006 in the aggregate principal amount of $43.2 million (the "Senior Guaranteed Notes"), Floating Rate Term Notes due 2006 in the aggregate principal amount of $4.4 million (the

"Senior Floating Notes"), 10% Senior Secured Guaranteed Notes due 2008 in the aggregate principal amount of $150 million (the "10% Senior Secured Notes"), and $6.6 million outstanding under a Revolving Credit Facility with a $30 million commitment and a borrowing base restriction (the "Revolver"). Collectively, the $197.6 million in Senior Guaranteed Notes, Senior Floating Notes and 10% Senior Secured Notes are referred to as the Senior Notes and together with the Revolver are referred to as the Senior Secured Debt.

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

      Under the agreements we also may be required to redeem or prepay Senior Notes from and to the extent of net cash proceeds of certain asset sales, certain new equity issuances and excess cash flow, or if there is a change of control. Each holder of Senior Floating Notes may refuse certain prepayments. As a result of the application of the applicable provisions with respect to the first quarter of 2003, we redeemed and prepaid $2.4 million of Senior Guaranteed Notes and Senior Floating Notes on May 23, 2003. One holder refused the prepayment of the balance of the $2.5 million that was to have been prepaid on that date. No redemption and prepayment of Senior Notes was required with respect to the calendar quarters that ended on June 30, 2003, September 30, 2003, December 31, 2003, and March 31, 2004.

      The obligations under the Revolver are secured by liens on our accounts receivable and inventory, and the obligations under the Senior Notes are secured by liens on substantially all of our other assets, with the exception of certain assets that secure the obligations under certain other long-term liabilities.

      One of the covenants in the Revolver requires us to generate at least $21.55 million of net earnings before extraordinary gains, the effects of derivative instruments excluding derivative expenses paid by us, interest, income taxes, depreciation and amortization (referred to as "Lender-Defined EBITDA") for each twelve-month period ending at the end of each calendar quarter. Our Lender-Defined EBITDA for the twelve months ended March 31, 2004, was $36.6 million, which was greater than the $21.55 million required under the Revolver covenant for that period.

      We report amounts of Lender-Defined EBITDA generated by our business because, as indicated above, there is a covenant in the Revolver that requires us to generate specified levels of Lender-Defined EBITDA. Lender-Defined EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States of America. Lender-Defined EBITDA should not be considered in isolation of, or as a substitute for, income before income taxes as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Lender-Defined EBITDA, as defined in the Revolver, may not be comparable to similar measures reported by other companies. In addition, Lender-Defined EBITDA does not represent funds available for discretionary use.

      The calculation of Lender-Defined EBITDA for the twelve months ended March 31, 2004, and for each of the quarters in that period is as follows (dollar amounts in thousands):

                                                                   THREE       THREE         THREE        THREE     TWELVE
                                                                  MONTHS      MONTHS         MONTHS      MONTHS     MONTHS
                                                                   ENDED       ENDED         ENDED        ENDED      ENDED
                                                                 JUNE 30,  SEPTEMBER 30,  DECEMBER 31,  MARCH 31,  MARCH 31,
                                                                   2003         2003          2003        2004       2004
                                                                 --------  -------------  ------------  ---------  ---------
Net income (loss) .............................................  $  5,046  $       1,953  $     (5,190) $  (7,293) $  (5,484)
Extraordinary gains............................................         -              -             -          -          -
Income tax (benefit) expense...................................    (2,126)         1,057          (684)      (262)    (2,015)
Change in fair value of derivatives............................         -              -             -          -          -
Interest expense, net..........................................     4,792          4,582         4,879      4,642     18,895
Depreciation and
  amortization.................................................     5,360          5,497         5,500      8,884     25,241
                                                                 --------  -------------  ------------  ---------  ---------
Lender-Defined EBITDA..........................................  $ 13,072  $      13,089  $      4,505  $   5,971  $  36,637
                                                                 ========  =============  ============  =========  =========

      The Revolver contains additional covenants requiring us to maintain Liquidity of at least $5.0 million, and limit capital expenditure levels to $25.0 million in each calendar year. At March 31, 2004, our Liquidity was $22.2 million, consisting of borrowing availability of $20.7 million and cash of $2.5 million, less outstanding disbursements of $1.0 million. Our capital expenditures were $2.3 million in the three months ended March 31, 2004, and we estimate capital expenditures will be approximately $9.4 million during 2004. The Revolver also provides that, as a condition of borrowings, there shall not have occurred any material adverse change in our business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).

      If in the future the required Lender-Defined EBITDA level under the Revolver is not met or if we fail to comply with other covenants, and the lender does not waive our non-compliance, we will be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur, our lender can refuse to make further advances. Following any such refusal, customer receipts would be applied to our borrowings under the Revolver, and we would not have the ability to reborrow. This would cause us to suffer a rapid loss of liquidity, and we would lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow our lender to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under our Senior Notes which would provide the holders of our Senior Notes the right to accelerate the $197.6 million in Senior Notes outstanding and demand immediate repayment.

      Our borrowings under the Revolver as of April 30, 2004, were $13.8 million. Our $30 million Revolver commitment is subject to borrowing base limitations related to the level of accounts receivable and reserves, and is further reduced by letters of credit that are outstanding. As a result, on April 30, 2004, our additional availability under the Revolver was approximately $13.6 million, and our Liquidity was $13.1 million.

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

      Future Payment Commitments. For the nine months ending December 31, 2004, we expect to have cash requirements, in addition to operating and administrative costs, of approximately $28.2 million consisting of the following: (i) interest payments of $17.9 million, (ii) capital expenditures of $7.2 million, (iii) environmental remediation spending of $1.6 million, (iv) severance payments (other than those that will arise as a result of the organizational efficiency discussed above) of $0.9 million and (v) contractual debt repayments of $0.6 million. These amounts are our current estimates and they could materially change. We expect to fund these obligations through available borrowings under our Revolver and internally-generated cash flows from operations, including changes in working capital, although we can provide no assurance that we will have sufficient resources to fund all of the obligations.

      Consulting fees that we will incur in connection with the organizational efficiency project that we initiated in February 2004 will range from $2.8 million to $3.6 million. We anticipate making the majority of the staffing reductions that will be implemented during the course of the project and incurring related severance expense by the end of June 2004, although the severance payments will be made over a period of time. We expect to fund the severance expense and other costs that will arise in the implementation of the project through savings generated as a result of the project. However, we can provide no assurance that the savings from the project will exceed its costs.

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

      As of December 31, 2002, we had recorded a net liability of $87.3 million for the net mark-to-market loss on outstanding derivative positions, and a receivable from CRC of $21.0 million, included in "Other Assets" on the balance sheet, for estimated proceeds received by CRC for matured derivative contracts. Due to the settlement of the CRC dispute, both the $87.3 million net liability and the $21.0 million receivable were reversed in the first quarter of 2003, resulting in a non-cash net gain of $66.3 million. These amounts were recorded in the consolidated statement of operations for the three months ended March 31, 2003, as $87.3 million of operating income under the caption "Change in Fair Value of Derivatives," to reflect the reversal of the previously recorded mark-to-market loss, and $21.0 million of "Cost of Sales - Derivatives," reflecting the reversal of the receivable from CRC.

      Net Cash Flows from Operating Activities. During the first three months of 2004 our cash flow provided by operating activities was $14.2 million, a $6.3 million increase from the same period in 2003. The increase was primarily attributable to improved collections of accounts receivable, reduced inventory levels and an increase in accounts payable.

      Net Cash Flows from Investing Activities. Cash used in investing activities, all of which related to capital expenditures during the first three months of 2004, was $2.3 million as compared to $1.7 million in the same period in 2003.

      Net Cash Flows from Financing Activities. Cash used in financing activities during the first three months of 2004 was approximately $11.4 million, due primarily to repayments, net of borrowings, of $10.2 million on the Revolver and other debt payments of $1.2 million. In the same period in 2003, $2.3 million was used in financing activities, due to repayments, net of borrowings, of $0.2 million on the Revolver and other debt payments of $2.0 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our Annual Report on Form 10-K for the year ended December 31, 2003, includes a discussion of the critical accounting policies and estimates that we use in the preparation of our financial statements. There were no significant changes in our critical accounting policies and estimates during the quarter ended March 31, 2004.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004, COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

      Revenues. Our revenues for the three months ended March 31, 2004 and 2003 were derived as follows:

                            THREE MONTHS ENDED
                                MARCH 31,
                            ------------------
                              2004      2003
                            --------  --------
Chlorine and caustic soda   $ 64,745  $ 67,010
Other Products                25,281    22,021
                            --------  --------
                            $ 90,026  $ 89,031
                            ========  ========
ECU netback                 $    339  $    362
                            ========  ========

            * The ECU netback relates only to sales of chlorine and caustic soda to customers, and not to sales of other products.

      During the three months ended March 31, 2004, we produced 169,555 tons of chlorine and 186,510 tons of caustic soda; we used approximately 29% of the chlorine and 11% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. We also purchased 30,636 tons of caustic soda for resale during the quarter. During the three months ended March 31, 2003, we produced 175,764 tons of chlorine and 193,340 tons of caustic soda; we used approximately 26% of the chlorine and 10% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. We also purchased 24,195 tons of caustic soda for resale during the 2003 quarter.

      Revenues increased by $1.0 million, or approximately 1%, to $90.0 million for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. Revenues in the most recent quarter were favorably affected by increased prices and volumes for our other products, with an increase of $2.5 million in revenues resulting from improved bleach and hydrochloric acid sales. Our revenues from sales of chlorine and caustic soda decreased, with lower ECU prices being offset in part by higher ECU sales volumes. The average ECU netback (which relates only to sales of chlorine and caustic soda) for the three months ended March 31, 2004, was $339, a decrease of 6% from the average netback of $362 during the three months ended March 31, 2003. The higher volumes in the most recent quarter were supported by drawing down inventory levels, offsetting reduced production resulting from an equipment problem at one plant and a logistics problem at another, both of which have been addressed.

      Cost of Sales - Product. Cost of sales - product increased by $1.7 million, or approximately 2%, for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. As a result, cost of sales - product represented approximately 96% of revenues in the 2004 quarter, compared to approximately 95% in the year-earlier quarter. In the most recent quarter there were increased variable product costs of $4.3 million resulting from higher purchase for resale volume and increased bleach production, increased freight costs of $1.3 million resulting from higher sales volumes, higher plant labor and maintenance costs of $2.3 million and higher depreciation expense of $3.4 million due primarily to the charge recorded in the quarter for non-productive assets at the Tacoma chlor-alkali facility. The increases in the 2004 quarter were offset by the absence of an environmental charge (a charge of $9.5 million was recorded in the first quarter of 2003).

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1.8 million, or approximately 21%, to $6.6 million for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. The decrease was attributable to a decrease in bad debt expense of $2.2 million and a decrease in local taxes of $0.6 million, offset by a $0.9 million increase in professional fees that were incurred primarily in connection with the operational efficiency project.

      Asset Impairment and Other. Asset impairment and other for the three months ended March 31, 2004, was nominal. Asset impairment and other for the three months ended March 31, 2003, of $40.8 million was comprised of an impairment charge related to the Henderson facility (see Note 5 to the consolidated financial statements).

      Interest Expense. Interest expense was relatively unchanged during the three months ended March 31, 2004, as compared to the three months ended March 31, 2003.

      Other Income (Expense), Net. Other income, net of $0.1 million in the first quarter of 2004 reflected currency exchange gain. Other expense, net of $1.9 million in the first quarter of 2003 reflected currency exchange loss.

      Income Tax Benefit. Income tax benefit for the quarters ended March 31, 2004, and March 31, 2003, was $0.3 million and $1.5 million, respectively, reflecting Canadian tax benefit on losses from our Canadian operations.

      Net Income (Loss). Due to the factors described above, net loss for the three months ended March 31, 2004, was $7.3 million, compared to net income of $16.4 million for the first quarter of 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The nature of our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2003, have not changed significantly during the three months ended March 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

      In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

      Forward Looking Statements. We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the "safe harbor" protection for forward-looking statements that applicable federal securities law affords. Many of these risks are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2003, in "Item 1. Business -- Risks" which is hereby incorporated by reference.

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

      We believe the items we have outlined above, as well as others, are important factors that could cause our actual results to differ materially from those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed most of these factors in more detail elsewhere in this report and in our Annual Report on From 10-K for the year ended December 31, 2003. These factors are not necessarily all of the important factors that could affect us. Unpredictable or unknown factors that we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our security holders that they should (i) be aware that important factors we do not refer to above could affect the accuracy of our forward-looking statements and (ii) use caution and common sense when considering our forward-looking statements.

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

      99.1+ Items incorporated by reference from the Pioneer Companies, Inc.
            Form 10-K for the year ended December 31, 2002: Item 1 Business -- Risks.

-------------
      + Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference

      (b)   Reports on Form 8-K

      On March 24, 2004, we filed a report on Form 8-K. We reported that we had issued a press release disclosing that we had determined not to resume chlor-alkali production at our plant in Tacoma, Washington, and we filed the press release as an exhibit to the report.

      We also filed a report on Form 8-K on March 30, 2004. We reported that we had issued a press release announcing our results for the year ended December 31, 2003, and we furnished the press release as an exhibit to the report.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    PIONEER COMPANIES, INC.

Date:  May 13, 2004                 By:   /s/ Gary L. Pittman
                                          -----------------------------------
                                          Gary L. Pittman
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

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