Form 10-Q
period 2004-06-30
PIONEER COMPANIES INC
filed 2004-08-16
CIK 830141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     On August 9, 2004, there were 10,037,628 shares of common stock of Pioneer Companies, Inc. outstanding.

                                TABLE OF CONTENTS


                                                                                                              Page
                                                                                                              ----
                                         PART I--FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements

               Consolidated Balance Sheets--June 30, 2004 and December 31, 2003                                 3

               Consolidated Statements of Operations--Three Months Ended June 30, 2004 and 2003 and Six
                 Months Ended June 30, 2004 and 2003                                                            4

               Consolidated Statements of Cash Flows--Six Months Ended June 30, 2004 and 2003                   5

               Notes to Consolidated Financial Statements                                                       6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations           17

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                      24

Item 4.        Controls and Procedures                                                                         24

                                          PART II--OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders                                             24

Item 5.        Other Information                                                                               25

Item 6.        Exhibits and Reports on Form 8-K                                                                26

      Certain statements in this Form 10-Q regarding future expectations of Pioneer's business and Pioneer's results of operations, financial condition and liquidity may be regarded as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements relate to matters that are not historical facts. Such statements involve risks and uncertainties, including, but not limited to, Pioneer's high financial leverage, global political and economic conditions, the demand and prices for Pioneer's products and raw materials, Pioneer and industry production volumes, competitive prices, the cyclical nature of the markets for many of Pioneer's products and raw materials, the results of Pioneer's organizational efficiency project, the effect of Pioneer's results of operations on its debt agreements, and other risks and uncertainties. Attention is directed to Pioneer's Annual Report on Form 10-K and Item 5 of Part II of this Report on Form 10-Q for a discussion of such risks and uncertainties. Actual outcomes may vary materially.

                         PART I --FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                             PIONEER COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (UNAUDITED, IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                JUNE 30,   DECEMBER 31,
                                                                                  2004         2003
                                                                               ---------   ------------
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                   $   6,306    $   1,946
   Accounts receivable, net of allowance for doubtful accounts of $2,467 at
     June 30, 2004 and $2,947 at December 31, 2003                                43,308       38,800
   Inventories, net                                                               14,150       15,707
   Prepaid expenses and other current assets                                       3,122        5,018
                                                                               ---------    ---------
           Total current assets                                                   66,886       61,471
Property, plant and equipment:
   Land                                                                            6,520        6,520
   Buildings and improvements                                                     30,380       29,522
   Machinery and equipment                                                       195,242      190,953
   Construction in progress                                                        2,408        2,975
                                                                               ---------    ---------
                                                                                 234,550      229,970
   Less: accumulated depreciation                                                (54,733)     (40,436)
                                                                               ---------    ---------
           Net property, plant and equipment                                     179,817      189,534
Other assets, net                                                                  5,008        3,931
Excess reorganization value over the fair value of identifiable assets            84,064       84,064
                                                                               ---------    ---------
           Total assets                                                        $ 335,775    $ 339,000
                                                                               =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                            $  19,292    $  13,027
   Accrued liabilities                                                            23,247       17,369
   Short-term debt, including current portion of long-term debt                   18,177       18,485
                                                                               ---------    ---------
           Total current liabilities                                              60,716       48,881
Long-term debt, less current portion                                             202,354      203,803
Accrued pension and other employee benefits                                       21,676       24,584
Other long-term liabilities                                                       41,619       42,742
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value, authorized 10,000 shares, none issued or
        outstanding                                                                   --           --
   Common stock, $.01 par value, authorized 50,000 shares, issued and
        outstanding 10,032 shares                                                    100          100
   Additional paid-in capital                                                     11,055       10,941
   Other comprehensive loss                                                       (5,481)      (5,481)
   Retained earnings                                                               3,736       13,430
                                                                               ---------    ---------
           Total stockholders' equity                                              9,410       18,990
                                                                               ---------    ---------
           Total liabilities and stockholders' equity                          $ 335,775    $ 339,000
                                                                               =========    =========

                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30,                    JUNE 30,
                                                  -----------------------     -----------------------
                                                     2004          2003          2004          2003
                                                  ---------     ---------     ---------     ---------
Revenues                                          $  97,072     $  96,316     $ 187,098     $ 185,347

Cost of sales - product                             (84,317)      (80,772)     (170,628)     (165,363)
Cost of sales - derivatives                              --            --            --       (20,999)
                                                  ---------     ---------     ---------     ---------
Total cost of sales                                 (84,317)      (80,772)     (170,628)     (186,362)
                                                  ---------     ---------     ---------     ---------

Gross profit (loss)                                  12,755        15,544        16,470        (1,015)

Selling, general and administrative expenses         (8,368)       (5,690)      (14,957)      (14,048)
Change in fair value of derivatives                      --            --            --        87,271
Asset impairment                                         --            --            --       (40,818)
Other items                                          (3,178)          422        (3,343)          422
                                                  ---------     ---------     ---------     ---------
Operating income (loss)                               1,209        10,276        (1,830)       31,812

Interest expense, net                                (4,561)       (4,792)       (9,203)       (9,603)
Other income (expense), net                             609        (2,564)          735        (4,444)
                                                  ---------     ---------     ---------     ---------
Income (loss) before income taxes                    (2,743)        2,920       (10,298)       17,765

Income tax benefit                                      342         2,126           604         3,659
                                                  ---------     ---------     ---------     ---------
Net income (loss)                                 $  (2,401)    $   5,046     $  (9,694)    $  21,424
                                                  =========     =========     =========     =========

Net income (loss) per share:
      Basic                                       $   (0.24)    $    0.50     $   (0.97)    $    2.14
      Diluted                                     $   (0.24)    $    0.50     $   (0.97)    $    2.12

Weighted average number of shares outstanding:
      Basic                                          10,030        10,003        10,022        10,002
      Diluted                                        10,030        10,171        10,022        10,115



                 See notes to consolidated financial statements.

                             PIONEER COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                   ---------------------
                                                                                     2004         2003
                                                                                   --------     --------
Operating activities:
      Net income (loss)                                                            $ (9,694)    $ 21,424
      Adjustments to reconcile net income (loss) to net cash flows from operating activities:
           Depreciation and amortization                                             14,353       10,554
           Provision for (recovery of) losses on accounts receivable                   (480)       1,492
           Deferred tax benefit                                                        (604)      (3,660)
           Derivatives - cost of sales and change in fair value                          --      (66,272)
           Gain from early extinguishments of debt                                       --         (420)
           Loss on disposals of assets                                                  152           --
           Asset impairment                                                              --       40,818
           Currency exchange loss (gain)                                               (671)       4,446
           Changes in operating assets and liabilities:
                Increase in accounts receivable                                      (4,213)      (2,456)
                Decrease in inventories, prepaid expenses and other
                    current assets                                                    3,273          666
                (Increase) decrease in other assets                                  (1,101)         664
                Increase (decrease) in accounts payable and accrued liabilities      12,313       (9,103)
                Increase (decrease) in other long-term liabilities                   (2,488)       8,791
                                                                                   --------     --------
Net cash flows from operating activities                                             10,840        6,944
                                                                                   --------     --------

Investing activities:
      Capital expenditures                                                           (4,810)      (3,610)
                                                                                   --------     --------
Net cash flows from investing activities                                             (4,810)      (3,610)
                                                                                   --------     --------

Financing activities:
      Net proceeds (payments) under revolving credit arrangements                      (434)       7,152
      Payments on debt                                                               (1,449)      (7,628)
      Proceeds from issuance of stock                                                   114            7
                                                                                   --------     --------
Net cash flows from financing activities                                             (1,769)        (469)
                                                                                   --------     --------

Effect of exchange rate changes on cash                                                  99          462
                                                                                   --------     --------
Net change in cash and cash equivalents                                               4,360        3,327
Cash and cash equivalents at beginning of period                                      1,946        2,789
                                                                                   --------     --------
Cash and cash equivalents at end of period                                         $  6,306     $  6,116
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

      The consolidated balance sheet at June 30, 2004, and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, which consist only of normal recurring items, that management considers necessary for a fair presentation. Operating results for the first six months of 2004 are not necessarily indicative of results to be expected for the year ending December 31, 2004. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated. Certain amounts are reclassified in prior periods to conform to current period presentations.

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

2.    DEBT

      Debt consisted of the following:

                                                                                               June 30,     December 31,
                                                                                                 2004           2003
                                                                                              ---------     ------------
Senior Secured Debt:
  Senior Secured Floating Rate Guaranteed Notes, due December 2006, variable rates
    based on the three-month LIBOR rate plus 3.5% ("Senior Guaranteed Notes") ............    $  43,151       $  43,151
  Senior Floating Rate Term Notes, due December 2006, variable interest rates
    based on the three-month LIBOR rate plus 3.5% ("Senior Floating Notes") ..............        4,413           4,413
  10% Senior Secured Guaranteed Notes, due December 2008 ("10% Senior Secured
    Notes") ..............................................................................      150,000         150,000
  Revolving credit facility, variable interest rates based on U.S. prime rate plus a margin ranging from 0.5% to 1.25% or LIBOR plus a margin ranging from 2.50%
    to 3.25% expiring December 31, 2006, as amended ("Revolver") .........................       16,389          16,823
Other debt:
  Unsecured, non-interest-bearing, long-term debt, denominated in Canadian dollars (amounts below are in Canadian dollars), original face value of $5.5 million, payable in five annual installments of $1.0 million and a final payment of $0.5 million, beginning January 10, 2002, with an effective interest rate of 8.25%, net of unamortized discount of $0.1 million and $0.2
    million at June 30, 2004, and December 31, 2003, respectively ........................        1,683           2,432
  Other notes, maturing in various years through 2014, with various installments,
    at various interest rates ............................................................        4,895           5,469
                                                                                              ---------       ---------
      Total ..............................................................................      220,531         222,288
  Short-term debt, including current maturities of long-term debt ........................      (18,177)        (18,485)
                                                                                              ---------       ---------
      Long-term debt, less current maturities ............................................    $ 202,354       $ 203,803
                                                                                              =========       =========

      Senior secured debt outstanding under various debt instruments consists of the Senior Guaranteed Notes, the Senior Floating Notes, the 10% Senior Secured Notes and the Revolver. Collectively, the $197.6 million in Senior Guaranteed Notes, Senior Floating Notes and 10% Senior Secured Notes are referred to as the Senior Notes, and together with the Revolver are referred to as the Senior Secured Debt. In addition, at June 30, 2004, Pioneer had a $1.7 million unsecured non-interest bearing instrument payable to a critical vendor for the settlement of pre-petition amounts owed to that vendor, which contains a covenant that allows the vendor to demand immediate repayment and begin charging interest at a rate of 9.3% if Pioneer's liquidity (as defined in the agreement with the vendor) falls below $5 million (Canadian dollars); $0.6 million payable over several years to a state taxing authority; and $4.3 million of other debt outstanding, comprised of notes maturing in various years through 2014.

      The Revolver provides for revolving loans in an aggregate amount up to $30 million, subject to borrowing base limitations related to the level of eligible accounts receivable, as determined in accordance with and subject to reserves established pursuant to the agreement, and as reduced by the amount of letters of credit that are outstanding. Borrowings under the Revolver are available through December 31, 2006, so long as no default exists and all conditions to borrowings are met. Borrowings under the Revolver accrue interest at a rate equal to either the prime rate plus a margin or LIBOR plus a margin. Pioneer incurs a fee on the unused amount of the facility at a rate of 0.375% per year. On June 30, 2004, the borrowing base under the Revolver was $30.0 million.

      The Revolver requires Pioneer to maintain Liquidity (as defined in the Revolver) of at least $5.0 million, and limit its capital expenditures to $25.0 million in each fiscal year. At June 30, 2004, Liquidity was $14.5 million, consisting of borrowing availability, net of outstanding letters of credit, of $8.2 million and cash of $6.3 million. Capital expenditures were $4.8 million during the six months ended June 30, 2004. One of the covenants in the Revolver requires Pioneer to generate at least $21.550 million of Lender-Defined EBITDA (as defined) for each twelve-month period ending at the end of each fiscal quarter. Lender-Defined EBITDA for the twelve months ended June 30, 2004, was $30.9 million. The Revolver also provides that, as a condition of borrowings, there shall not have occurred any material adverse change in Pioneer's business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).

      If in the future the required Lender-Defined EBITDA level under the Revolver were not met or if Pioneer were to fail to comply with other covenants and the lender did not waive Pioneer's non-compliance, Pioneer would be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur, the lender could refuse to make further advances. Following any such refusal, customer receipts would be applied to Pioneer's borrowings under the Revolver, and Pioneer would not have the ability to reborrow. This would cause Pioneer to suffer a rapid loss of liquidity and it would lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow the lender to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under the Senior Notes that would provide the holders of the Senior Notes with the right to demand immediate repayment.

      Interest on the 10% Senior Secured Notes is payable on June 30 and December 31. Interest on the Senior Guaranteed Notes and the Senior Floating Notes (collectively, the "Tranche A Notes") is payable quarterly on March 31, June 30, September 30 and December 31.

      Pioneer is required to make mandatory redemptions of the Tranche A Notes from and to the extent of net cash proceeds of certain asset sales, new equity issuances in excess of $5 million and excess cash flow (as defined in the related agreements), and if there is a change of control.

      The Tranche A Notes also provide that, within 60 days after each calendar quarter during 2003 through 2006, Pioneer is required to redeem and prepay the greater of (a) an amount determined on the basis of Pioneer Americas' net income before extraordinary items, other income, net, interest, income taxes, depreciation and amortization ("Tranche A Notes EBITDA") and (b) an amount determined on the basis of the Company's excess cash flow and average liquidity, as defined. With respect to the Tranche A Notes EBITDA, the amount that is to be redeemed and prepaid is (i) $2.5 million if Tranche A Notes EBITDA for a calendar quarter is $20 million or more but less than $25 million, (ii) $5 million if Tranche A Notes EBITDA for a calendar quarter is $25 million or more but less than $30 million and (iii) $7.5 million if Tranche A Notes EBITDA for a calendar quarter is $30 million or more, in each case plus accrued and unpaid interest to the date of redemption and prepayment. With respect to excess cash flow, the amount that is to be redeemed and prepaid is a percentage of the Company's consolidated net income, without regard to extraordinary gains and losses and net after-tax other income, plus depreciation, amortization and other non-cash charges, and less all cash principal payments, capital expenditures and extraordinary cash gains or cash income received, plus or minus cash changes in working capital. The applicable percentage is to be determined on the basis of the Company's average liquidity, which is the average of cash plus borrowing availability under the Revolver for the quarter or for the 45-day period following the end of the quarter. Each holder of Senior Floating Notes may refuse any such prepayment. As a result of the application of these provisions with respect to the first quarter of 2003, Pioneer redeemed and prepaid $2.4 million of the principal amount of the Tranche A Notes on May 23, 2003. One holder refused the prepayment of the balance of the $2.5 million that was to have been prepaid on that date. No redemption and prepayment of Tranche A Notes has been required with respect to any calendar quarter subsequent to the quarter ended March 31, 2003.

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

      Pioneer may prepay amounts owed on the Tranche A Notes and the 10% Senior Secured Notes in minimum amounts of $1.0 million or more and Pioneer may, at its option, terminate the Revolver. If the Revolver is terminated early, there will be a premium due of $600,000 if the termination occurs on or before December 31, 2004, and of $300,000 if the termination occurs thereafter. On or after December 31, 2005, Pioneer may redeem some or all of the 10% Senior Secured Notes by paying the holders a percentage declining from 105% to 100% (depending on the year of redemption) of the stated principal amount to be redeemed plus accrued and unpaid interest to the redemption date.

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

3.    TACOMA FACILITY

      In March 2004 Pioneer completed its evaluation of the resumption of operations at the Tacoma chlor-alkali facility, which was idled in March 2002. As a result of the evaluation, Pioneer decided that the chlor-alkali production operations at the facility would not be restarted. However, Pioneer intends to continue to use the facility as a terminal. Pioneer recorded additional depreciation expense of $3.4 million related to the net book value of the non-productive chlor-alkali assets at the Tacoma facility during the quarter ended March 31, 2004. As of June 30, 2004, the residual net book value of the Tacoma facility was $1.3 million. Pioneer is continuing to evaluate other uses of the facility.

4.    SETTLEMENT OF DISPUTE WITH THE COLORADO RIVER COMMISSION OF NEVADA

      As previously reported, Pioneer had a dispute with the Colorado River Commission of Nevada ("CRC") with respect to certain derivatives contracts. All of the conditions of the settlement of the dispute with CRC were satisfied on March 3, 2003. As a result of the settlement, which was effective as of January 1, 2003, Pioneer was released from all claims for liability with respect to electricity derivatives positions, and all litigation between Pioneer and CRC was dismissed. As of December 31, 2002, Pioneer had recorded a net liability of $87.3 million for the net mark-to-market loss on outstanding derivative positions, and a receivable from CRC of $21.0 million for estimated proceeds received by CRC for matured derivative contracts. Due to the settlement of the dispute with CRC, both the $87.3 million net liability and the $21.0 million receivable were reversed in the first quarter of 2003, resulting in a non-cash net gain of $66.3 million. These amounts appear in the consolidated statement of operations for the six months ended June 30, 2003, as $87.3 million of operating income under the caption "Change in Fair

Value of Derivatives" to reflect the reversal of the previously recorded mark-to-market loss, and $21.0 million of "Cost of Sales - Derivatives," reflecting the reversal of the receivable from CRC.

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

6.    OTHER ITEMS

      During the six months ended June 30, 2004, Pioneer recorded $3.2 million for employee severance and benefit costs that were incurred in connection with an organizational efficiency project, and paid $0.4 million of such costs during the period. Pioneer will pay approximately $1.6 million of employee severance and benefit costs during the last six months of 2004, and substantially all of the balance by June 30, 2005. Pioneer does not anticipate the recognition of any additional severance and benefit-related charges in connection with the organizational efficiency project, although additional charges could result if the project concepts are extended to other aspects of Pioneer's operations. The project involves the design, development and implementation of uniform and standardized systems, processes and policies to improve certain of Pioneer's management, sales and marketing, production, process efficiency, logistics and material management and information technology functions.

7.    NET INCOME (LOSS) PER SHARE

      Basic net income (loss) per share is based on the weighted average number of shares outstanding during the period. Diluted net income (loss) per share considers, in addition to the above, the dilutive effect of potentially issuable shares pursuant to stock option plans (see Note 9) during the period.

      Computational amounts for net income (loss) per share are as follows:

                                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                                         JUNE 30,              JUNE 30,
                                                  -------------------    -------------------
                                                    2004        2003       2004        2003
                                                  -------     -------    -------     -------
      Net income (loss)                           $(2,401)    $ 5,046    $(9,694)    $21,424
                                                  =======     =======    =======     =======

      Basic net income (loss) per share:
          Weighted average number of shares
              outstanding                          10,030      10,003     10,022      10,002
                                                  =======     =======    =======     =======
          Net income (loss) per share             $ (0.24)    $  0.50    $ (0.97)    $  2.14
                                                  =======     =======    =======     =======
      Diluted net income (loss) per share:
          Weighted average number of shares
              outstanding                          10,030      10,171     10,022      10,115
                                                  =======     =======    =======     =======
          Net income (loss) per share             $ (0.24)    $  0.50    $ (0.97)    $  2.12
                                                  =======     =======    =======     =======

      Options to purchase 285,000 shares of common stock that were outstanding during the three and six months ended June 30, 2003, were not included in the computation of diluted net income per share because the option exercise price exceeded the average market price of the common stock, making their inclusion anti-dilutive. None of the options that were outstanding during the three and six months ended June 30, 2004, were included in the computation of diluted net loss per share because their inclusion would be anti-dilutive.

8.    INVENTORIES

      Inventories consisted of the following:

                                                                   JUNE 30,      DECEMBER 31,
                                                                    2004            2003
                                                                  ---------      ------------
       Raw materials, supplies and parts, net..................   $   6,971        $  7,673
       Finished goods..........................................       7,179           8,034
                                                                  ---------        --------
                                                                  $  14,150        $ 15,707
                                                                  =========        ========

9.    STOCK-BASED COMPENSATION

      At June 30, 2004, PCI had options for the purchase of 618,401 shares of common stock outstanding with exercise prices ranging from $2.00 to $8.15 per share, a weighted average exercise price of $3.38 and a weighted average remaining contractual life of 8.31 years. Options for the purchase of 10,000 shares were granted under Pioneer's Nonemployee Director Stock Option Program during the six months ended June 30, 2004, and no options were granted during the six months ended June 30, 2003. Stock options generally expire 10 years from the date of grant and fully vest after three years.

      Pioneer accounts for stock options under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Stock options issued under Pioneer's stock option plans have no intrinsic value at the grant date, and Pioneer recorded no compensation costs under APB 25. Had compensation expense for the stock option plans been determined in accordance with Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," Pioneer's pro-forma net income (loss) and net income (loss) per share would have been as follows:

                                                  THREE MONTHS ENDED          SIX MONTHS
                                                        JUNE 30,             ENDED JUNE 30,
                                                  -------------------     -------------------
                                                    2004        2003        2004        2003
                                                  -------     -------     -------     -------
      Net income (loss):
        As reported ............................  $(2,401)    $ 5,046     $(9,694)    $21,424
        Add: Stock-based  compensation
           expense included in reported net
           income (loss) .......................       57          --          57          --
        Deduct: Stock-based compensation
           expense determined under fair-
           value-based method ..................     (171)       (218)       (285)       (317)
                                                  -------     -------     -------     -------
      Pro forma net income (loss) ..............  $(2,515)    $ 4,828     $(9,922)    $21,107
                                                  =======     =======     =======     =======

      Net income (loss) per common share:
         Basic, as reported ....................  $ (0.24)    $  0.50     $ (0.97)    $  2.14
         Basic, pro forma ......................  $ (0.25)    $  0.48     $ (0.99)    $  2.11
         Diluted, as reported ..................  $ (0.24)    $  0.50     $ (0.97)    $  2.12
         Diluted, pro forma ....................  $ (0.25)    $  0.47     $ (0.99)    $  2.09

10.   SUPPLEMENTAL CASH FLOW INFORMATION

      The net effect of changes in operating assets and liabilities was as follows:

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                            -------------------------
                                                                              2004             2003
                                                                            --------         --------
      Accounts receivable                                                    $(4,213)         $(2,456)
      Inventories                                                              1,440             (709)
      Prepaid expenses and other current assets                                1,833            1,375
      Other assets                                                            (1,101)             664
      Accounts payable                                                         6,230          (10,748)
      Accrued liabilities                                                      6,083            1,645
      Other long-term liabilities                                             (2,488)           8,791
                                                                            --------         --------
           Net change in operating assets and liabilities                   $  7,784         $ (1,438)
                                                                            ========         ========

      Following are supplemental disclosures of cash flow information:

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                            -------------------------
                                                                              2004             2003
                                                                            --------         --------
      Cash payments for:
        Interest                                                             $9,232           $9,671
        Income taxes                                                             --               --

11.   CONSOLIDATING FINANCIAL STATEMENTS

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

CONDENSED CONSOLIDATING BALANCE SHEET - JUNE 30, 2004  (IN THOUSANDS)

                                                                   PCI        PIONEER        OTHER                       PIONEER
                                                       PCI        CANADA      AMERICAS    GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                     -------     --------     --------    ----------   ------------    ------------
                      ASSETS
Current assets:
  Cash and cash equivalents ......................   $      --   $   3,725    $   2,585    $      (4)   $      --      $   6,306
  Accounts receivable, net .......................          --      10,435       32,873           --           --         43,308
  Inventories, net ...............................          --       5,036        9,114           --           --         14,150
  Prepaid expenses and other current assets ......       1,059       1,831          232           --           --          3,122
                                                     ---------   ---------    ---------    ---------    ---------      ---------
         Total current assets ....................       1,059      21,027       44,804           (4)          --         66,886
Property, plant and equipment, net ...............          --     107,965       70,324        1,528           --        179,817
Other assets .....................................          --         161        4,847           --           --          5,008
Intercompany receivable ..........................          --      86,374           --       71,686     (158,060)            --
Investment in subsidiaries .......................      16,140          --           --           --      (16,140)            --
Excess reorganization value over the fair value
  of identifiable assets .........................          --      84,064           --           --           --         84,064
                                                     ---------   ---------    ---------    ---------    ---------      ---------
         Total assets ............................   $  17,199   $ 299,591    $ 119,975    $  73,210    $(174,200)     $ 335,775
                                                     =========   =========    =========    =========    =========      =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
              (DEFICIENCY IN ASSETS)
Current liabilities:
  Accounts payable ...............................   $      --   $   6,909    $  12,383    $      --    $      --      $  19,292
  Accrued liabilities ............................          --       7,940       15,307           --           --         23,247
  Current portion of long-term debt ..............          --         635       17,514           28           --         18,177
                                                     ---------   ---------    ---------    ---------    ---------      ---------
         Total current liabilities ...............          --      15,484       45,204           28           --         60,716
Long-term debt, less current portion .............          --     151,049       51,257           48           --        202,354
Investment in subsidiary .........................          --     156,175           --          449     (156,624)            --
Intercompany payable .............................       7,786          13      150,260           --     (158,059)            --
Accrued pension and other employee benefits ......          --       7,581       14,095           --           --         21,676
Other long-term liabilities ......................          --      24,925       15,335        1,359           --         41,619
Stockholders' equity (deficiency in assets) ......       9,413     (55,636)    (156,176)      71,326      140,483          9,410
                                                     ---------   ---------    ---------    ---------    ---------      ---------
         Total liabilities and stockholders'
           equity (deficiency in assets) .........   $  17,199   $ 299,591    $ 119,975    $  73,210    $(174,200)     $ 335,775
                                                     =========   =========    =========    =========    =========      =========

CONDENSED CONSOLIDATING BALANCE SHEET -- DECEMBER 31, 2003  (IN THOUSANDS)

                                                                   PCI        PIONEER        OTHER                       PIONEER
                                                       PCI        CANADA      AMERICAS    GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                     -------     --------     --------    ----------   ------------    ------------
                      ASSETS
Current assets:
  Cash and cash equivalents ......................   $      --   $     500    $   1,422    $      24    $      --      $   1,946
  Accounts receivable, net .......................          --      10,218       28,582           --           --         38,800
  Inventories, net ...............................          --       6,219        9,488           --           --         15,707
  Prepaid expenses and other current assets ......       2,812       1,341          865           --           --          5,018
                                                     ---------   ---------    ---------    ---------    ---------      ---------
         Total current assets ....................       2,812      18,278       40,357           24           --         61,471
Property, plant and equipment, net ...............          --     113,616       74,390        1,528           --        189,534
Other assets, net ................................          --         165        3,766           --           --          3,931
Intercompany receivable ..........................          --      87,356           --       67,581     (154,937)            --
Investment in subsidiaries .......................      25,376          --           --           --      (25,376)            --
Excess reorganization value over fair value of
  identifiable assets ............................          --      84,064           --           --           --         84,064
                                                     ---------   ---------    ---------    ---------    ---------      ---------
         Total assets ............................   $  28,188   $ 303,479    $ 118,513    $  69,133    $(180,313)     $ 339,000
                                                     =========   =========    =========    =========    =========      =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
              (DEFICIENCY IN ASSETS)
Current liabilities:
  Accounts payable ...............................   $      --   $   5,875    $   7,152    $      --    $      --      $  13,027
  Accrued liabilities ............................          --       5,751       11,585           33           --         17,369
  Current portion of long-term debt ..............          --         627       17,830           28           --         18,485
                                                     ---------   ---------    ---------    ---------    ---------      ---------
         Total current liabilities ...............          --      12,253       36,567           61           --         48,881
  Long-term debt, less current portion ...........          --     151,805       51,936           62           --        203,803
  Investment in subsidiary .......................          --     144,036           --          445     (144,481)            --
  Intercompany payable ...........................       9,198       3,527      142,212           --     (154,937)            --
  Accrued pension and other employee benefits ....          --       8,050       16,534           --           --         24,584
  Other long-term liabilities ....................          --      25,856       15,301        1,585           --         42,742
  Stockholders' equity (deficiency in assets) ....      18,990     (42,048)    (144,037)      66,980      119,105         18,990
                                                     ---------   ---------    ---------    ---------    ---------      ---------
         Total liabilities and stockholders'
           equity (deficiency in assets) .........   $  28,188   $ 303,479    $ 118,513    $  69,133    $(180,313)     $ 339,000
                                                     =========   =========    =========    =========    =========      =========


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2004 (IN THOUSANDS)

                                                                   PCI        PIONEER      OTHER                       PIONEER
                                                      PCI        CANADA       AMERICAS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                   ---------    ---------    ---------   ----------   ------------   ------------
Revenues .......................................   $      --    $  45,639    $  73,988    $      --    $ (22,555)     $  97,072
Cost of sales ..................................          --      (40,047)     (66,825)          --       22,555        (84,317)
                                                   ---------    ---------    ---------    ---------    ---------      ---------
Gross profit ...................................          --        5,592        7,163           --           --         12,755
Selling, general and administrative expenses ...        (218)      (2,123)      (6,049)          22           --         (8,368)
Change in fair value of derivatives ............          --           --           --           --           --             --
Asset impairment ...............................          --           --           --           --           --
Other items ....................................          --       (1,520)      (1,658)          --           --         (3,178)
                                                   ---------    ---------    ---------    ---------    ---------      ---------
Operating income (loss) ........................        (218)       1,949         (544)          22           --          1,209
Interest expense, net ..........................          --       (3,762)        (797)          (2)          --         (4,561)
Other income (expense), net ....................          --          608       (2,246)       2,248           (1)           609
                                                   ---------    ---------    ---------    ---------    ---------      ---------
Income (loss) before income taxes ..............        (218)      (1,205)      (3,587)       2,268           (1)        (2,743)
Income tax benefit .............................          --          342           --           --           --            342
                                                   ---------    ---------    ---------    ---------    ---------      ---------
Net income (loss) before equity in loss of
  subsidiaries .................................        (218)        (863)      (3,587)       2,268           (1)        (2,401)
Equity in net loss of subsidiaries .............      (2,183)      (3,587)          --           (1)       5,771             --
                                                   ---------    ---------    ---------    ---------    ---------      ---------
Net income (loss) ..............................   $  (2,401)   $  (4,450)   $  (3,587)   $   2,267    $   5,770      $  (2,401)
                                                   =========    =========    =========    =========    =========      =========


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2003 (IN THOUSANDS)

                                                                   PCI        PIONEER      OTHER                       PIONEER
                                                      PCI        CANADA       AMERICAS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                   ---------    ---------    ---------   ----------   ------------   ------------
Revenues .......................................   $      --    $  45,490    $  72,935    $      --    $ (22,109)     $  96,316
Cost of sales ..................................          --      (37,224)     (65,708)          51       22,109        (80,772)
                                                   ---------    ---------    ---------    ---------    ---------      ---------
Gross profit ...................................          --        8,266        7,227           51           --         15,544
Selling, general and administrative expenses ...         (78)      (1,040)      (4,542)         (30)          --         (5,690)
Asset impairment ...............................          --           --           --           --           --             --
Other items ....................................          --           --          422           --           --            422
                                                   ---------    ---------    ---------    ---------    ---------      ---------
Operating income (loss) ........................         (78)       7,226        3,107           21           --         10,276
Interest expense, net ..........................          --       (3,794)        (996)          (2)          --         (4,792)
Other income (expense), net ....................          --       (2,565)      (2,233)       2,234           --         (2,564)
                                                   ---------    ---------    ---------    ---------    ---------      ---------
Income (loss) before income taxes ..............         (78)         867         (122)       2,253           --          2,920
Income tax benefit .............................          --        2,126           --           --           --          2,126
                                                   ---------    ---------    ---------    ---------    ---------      ---------
Net income (loss) before equity in earnings of
  subsidiaries .................................         (78)       2,993         (122)       2,253           --          5,046
Equity in net earnings of subsidiaries .........       5,124         (122)          --           --       (5,002)            --
                                                   ---------    ---------    ---------    ---------    ---------      ---------
Net income (loss) ..............................   $   5,046    $   2,871    $    (122)   $   2,253    $  (5,002)     $   5,046
                                                   =========    =========    =========    =========    =========      =========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2004 (IN THOUSANDS)

                                                                   PCI        PIONEER      OTHER                       PIONEER
                                                      PCI        CANADA       AMERICAS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                   ---------    ---------    ---------   ----------   ------------   ------------
Revenues .......................................   $      --    $  89,384    $ 140,682    $      --    $ (42,968)     $ 187,098
Cost of sales ..................................          --      (78,937)    (134,659)          --       42,968       (170,628)
                                                   ---------    ---------    ---------    ---------    ---------      ---------
Gross profit ...................................          --       10,447        6,023           --           --         16,470

Selling, general and administrative expenses ...        (455)      (4,171)     (10,384)          53           --        (14,957)
Change in fair value of derivatives ............          --           --           --           --           --             --
Asset impairment ...............................          --           --           --           --           --             --
Other items ....................................          --       (1,521)      (1,822)          --           --         (3,343)
                                                   ---------    ---------    ---------    ---------    ---------      ---------
Operating income (loss) ........................        (455)       4,755       (6,183)          53           --         (1,830)
Interest expense, net ..........................          --       (7,547)      (1,652)          (4)          --         (9,203)
Other income (expense), net ....................          --          739       (4,304)       4,300           --            735
                                                   ---------    ---------    ---------    ---------    ---------      ---------
Income (loss) before income taxes ..............        (455)      (2,053)     (12,139)       4,349           --        (10,298)
Income tax benefit .............................          --          604           --           --           --            604
                                                   ---------    ---------    ---------    ---------    ---------      ---------
Net income (loss) before equity in loss of
  subsidiaries .................................        (455)      (1,449)     (12,139)       4,349           --         (9,694)
Equity in net loss of subsidiaries .............      (9,239)     (12,139)          --           --       21,378             --
                                                   =========    =========    =========    =========    =========      =========
Net income (loss) ..............................   $   9,694    $ (13,588)   $ (12,139)   $   4,349    $  21,378      $  (9,694)
                                                   =========    =========    =========    =========    =========      =========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2003 (IN THOUSANDS)

                                                                   PCI        PIONEER      OTHER                       PIONEER
                                                      PCI        CANADA       AMERICAS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                   ---------    ---------    ---------   ----------   ------------   ------------
Revenues .......................................   $      --    $  86,098    $ 141,112    $      --    $ (41,863)     $ 185,347
Cost of sales ..................................          --      (75,556)    (152,801)         132       41,863       (186,362)
                                                   ---------    ---------    ---------    ---------    ---------      ---------
Gross profit (loss) ............................          --       10,542      (11,689)         132           --         (1,015)
Selling, general and administrative expenses ...        (169)      (3,021)     (10,848)         (10)          --        (14,048)
Change in fair value of derivatives ............          --           --       87,271           --           --         87,271
Asset impairment ...............................          --           --      (40,818)          --           --        (40,818)
Other items ....................................          --           --          422           --           --            422
                                                   ---------    ---------    ---------    ---------    ---------      ---------
Operating income (loss) ........................        (169)       7,521       24,338          122           --         31,812
Interest expense, net ..........................          --       (7,585)      (2,014)          (4)          --         (9,603)
Other income (expense), net ....................          --       (4,446)      (9,396)       9,398           --         (4,444)
                                                   ---------    ---------    ---------    ---------    ---------      ---------
Income (loss) before income taxes ..............        (169)      (4,510)      12,928        9,516           --         17,765
Income tax benefit .............................          --        3,659           --           --           --          3,659
Net income (loss) before equity in earnings of
  subsidiaries .................................        (169)        (851)      12,928        9,516           --         21,424
Equity in net earnings of subsidiaries .........      21,593       12,928           --           --      (34,521)            --
                                                   ---------    ---------    ---------    ---------    ---------      ---------
Net income .....................................   $  21,424    $  12,077    $  12,928    $   9,516    $ (34,521)     $  21,424
                                                   =========    =========    =========    =========    =========      =========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - SIX MONTHS ENDED JUNE 30, 2004 (IN THOUSANDS)

                                                                          PCI        PIONEER       OTHER         PIONEER
                                                              PCI        CANADA      AMERICAS    GUARANTORS    CONSOLIDATED
                                                           --------     --------     --------    ----------    ------------
Cash flows from operating activities:
         Net cash flows from operating activities .....    $   (114)    $  4,844     $  6,133     $    (23)      $ 10,840
Cash flows from investing activities:
  Capital expenditures ................................          --         (925)      (3,885)          --         (4,810)
                                                           --------     --------     --------     --------       --------
          Net cash flows from investing activities ....          --         (925)      (3,885)          --         (4,810)
                                                           --------     --------     --------     --------       --------
Cash flows from financing activities:
  Net payments under revolving credit arrangements ....          --           --         (434)          --           (434)
  Payments on debt ....................................          --         (792)        (651)          (6)        (1,449)
  Proceeds from issuance of stock .....................         114           --           --           --            114
                                                           --------     --------     --------     --------       --------
          Net cash flows from financing activities ....         114         (792)      (1,085)          (6)        (1,769)
                                                           --------     --------     --------     --------       --------
Effect of exchange rate changes on cash ...............          --           99           --           --             99
                                                           --------     --------     --------     --------       --------
Net change in cash and cash equivalents ...............          --        3,226        1,163          (29)         4,360
Cash and cash equivalents at beginning of period ......          --          499        1,423           24          1,946
                                                           --------     --------     --------     --------       --------
Cash and cash equivalents at end of period ............    $     --     $  3,725     $  2,586     $     (5)      $  6,306
                                                           ========     ========     ========     ========       ========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - SIX MONTHS ENDED JUNE 30, 2003 (IN THOUSANDS)

                                                                          PCI        PIONEER       OTHER         PIONEER
                                                              PCI        CANADA      AMERICAS    GUARANTORS    CONSOLIDATED
                                                           --------     --------     --------    ----------    ------------
Cash flows from operating activities:
         Net cash flows from operating activities .....    $  1,513     $  2,262     $  3,165     $      4       $  6,944
                                                           --------     --------     --------     --------       --------
Cash flows from investing activities:
  Capital expenditures ................................          --       (1,142)      (2,468)          --         (3,610)
                                                           --------     --------     --------     --------       --------
          Net cash flows from investing activities ....          --       (1,142)      (2,468)          --         (3,610)
                                                           --------     --------     --------     --------       --------
Cash flows from financing activities:
  Net proceeds under revolving credit arrangements ....          --           --        7,152           --          7,152
  Payments on debt ....................................      (1,520)        (649)      (5,446)         (13)        (7,628)
  Proceeds from issuance of stock .....................           7           --           --           --              7
                                                           --------     --------     --------     --------       --------
          Net cash flows from financing activities ....      (1,513)        (649)       1,706          (13)          (469)
                                                           --------     --------     --------     --------       --------
Effect of exchange rate changes on cash ...............          --          462           --           --            462
                                                           --------     --------     --------     --------       --------
Net change in cash and cash equivalents ...............          --          933        2,403           (9)         3,327
Cash and cash equivalents at beginning of period ......          --        1,702        1,074           13          2,789
                                                           --------     --------     ========     --------       --------
Cash and cash equivalents at end of period ............    $     --     $  2,635     $  3,477     $      4       $  6,116
                                                           ========     ========     ========     ========       ========

12.   PENSION AND OTHER POSTRETIREMENT BENEFITS

      Effective February 29, 2004, Pioneer Americas froze benefits under its defined benefit pension plans for substantially all U.S. salaried and union and non-union hourly employees. The effect of the freezing of defined benefit pension plan benefits will be accounted for as a curtailment pursuant to SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." As a result of the curtailment, the projected benefit obligations for the Pioneer Americas pension plans decreased by $4.4 million. The actuarial gain from such decrease was applied against existing unrecognized actuarial losses and Pioneer recorded no curtailment gain in its statement of operations for the six months ended June 30, 2004.

      The component of net periodic benefit costs related to Pioneer's defined benefit pension plans for the three months ended June 30, 2004 and 2003 were:

                                                                     PCI         PIONEER        PIONEER
                                                                   CANADA        AMERICAS     CONSOLIDATED
                                                                  --------       --------     ------------
      THREE MONTHS ENDED JUNE 30, 2004
      Components of net periodic benefit cost:
        Service cost .......................................      $    290       $   (234)      $     56
        Interest cost ......................................           556            715          1,271
        Expected return on plan assets .....................          (603)          (765)        (1,368)
        Amortization of prior service costs ................            --              2              2
        Amortization of net actuarial loss .................            86            467            553
                                                                  --------       --------       --------
        Net periodic benefit cost ..........................      $    329       $    185       $    514
                                                                  ========       ========       ========

                                                                     PCI         PIONEER        PIONEER
                                                                   CANADA        AMERICAS     CONSOLIDATED
                                                                  --------       --------     ------------
      THREE MONTHS ENDED JUNE 30, 2003
      Components of net periodic benefit cost:
        Service cost .......................................      $    218       $    329       $    547
        Interest cost ......................................           503            719          1,222
        Expected return on plan assets .....................          (482)          (598)        (1,080)
        Amortization of prior service costs ................            --             (1)            (1)
        Amortization of net actuarial loss (gain) ..........            (2)           155            153
                                                                  --------       --------       --------
        Net periodic benefit cost ..........................      $    237       $    604       $    841
                                                                  ========       ========       ========

      The component of net periodic benefit costs related to Pioneer's defined benefit pension plans for the six months ended June 30, 2004 and 2003 were:

                                                                     PCI         PIONEER        PIONEER
                                                                   CANADA        AMERICAS     CONSOLIDATED
                                                                  --------       --------     ------------
      SIX MONTHS ENDED JUNE 30, 2004
      Components of net periodic benefit cost:
        Service cost .......................................      $    587       $    159       $    746
        Interest cost ......................................         1,126          1,455          2,581
        Expected return on plan assets .....................        (1,221)        (1,498)        (2,719)
        Amortization of prior service costs ................            --              1              1
        Amortization of net actuarial loss .................           156            445            601
                                                                  --------       --------       --------
        Net periodic benefit cost ..........................      $    648       $    562       $  1,210
                                                                  ========       ========       ========

                                                                     PCI         PIONEER        PIONEER
                                                                   CANADA        AMERICAS     CONSOLIDATED
                                                                  --------       --------     ------------
      SIX MONTHS ENDED JUNE 30, 2003
      Components of net periodic benefit cost:
        Service cost .......................................      $    436       $    658       $  1,094
        Interest cost ......................................         1,005          1,438          2,443
        Expected return on plan assets .....................          (965)        (1,196)        (2,161)
        Amortization of prior service costs ................            --             (3)            (3)
        Amortization of net actuarial loss (gain) ..........            (3)           311            308
                                                                  --------       --------       --------
        Net periodic benefit cost ..........................      $    473       $  1,208       $  1,681
                                                                  ========       ========       ========

     Pension expense was $1.2 million and $1.7 million for the six months ended June 30, 2004 and 2003, respectively. Pension contributions were $4.0 million and $2.4 million in the six months ended June 30, 2004 and 2003, respectively. Total contributions in 2004, which are based on regulatory requirements, are expected to be approximately $4.9 million. Due to the recent elimination of employee positions as a result of the implementation of an organizational efficiency project, partial plan terminations were recognized with respect to two of the Pioneer Americas defined benefit pension plans. Such partial plan terminations did not have any significant impact on the financial statements.

     Effective December 31, 2003, Pioneer Americas' retiree health care benefits plan was modified to eliminate retiree health care benefits when a participant reaches age 65. Pioneer Americas accounted for the reduction in benefits as a negative plan amendment, which resulted in $4.4 million of unamortized gain included in accrued benefit liability as of December 31, 2003. The gain is amortized over a period of up to 7.63 years.

     The component of net periodic benefit costs related to Pioneer's postretirement benefits other than pensions for the three months ended June 30, 2004 and 2003 were:

                                                              PCI          PIONEER       PIONEER
                                                             CANADA        AMERICAS    CONSOLIDATED
                                                             -------       --------    ------------
THREE MONTHS ENDED JUNE 30, 2004
Components of net periodic benefit cost:
  Service cost ........................................      $    36       $     1       $    37
  Interest cost .......................................           67             9            76
  Amortization of prior service costs .................           (7)         (156)         (163)
  Amortization of net actuarial loss (gain) ...........           23            (8)           15
                                                             -------       -------       -------
  Net periodic benefit cost ...........................      $   119       $  (154)      $   (35)
                                                             =======       =======       =======

                                                              PCI          PIONEER       PIONEER
                                                             CANADA        AMERICAS    CONSOLIDATED
                                                             -------       --------    ------------
THREE MONTHS ENDED JUNE 30, 2003
Components of net periodic benefit cost:
  Service cost ........................................      $    25       $     1       $    26
  Interest cost .......................................           53            52           105
  Amortization of prior service costs .................           (7)           --            (7)
  Amortization of net actuarial gain ..................           (3)          (11)          (14)
                                                             -------       -------       -------
  Net periodic benefit cost ...........................      $    68       $    42       $   110
                                                             =======       =======       =======

      The component of net periodic benefit costs related to Pioneer's postretirement benefits other than pensions for the six months ended June 30, 2004 and 2003 were:

                                                              PCI          PIONEER       PIONEER
                                                             CANADA        AMERICAS    CONSOLIDATED
                                                             -------       --------    ------------
SIX MONTHS ENDED JUNE 30, 2004
Components of net periodic benefit cost:
  Service cost ........................................      $    72       $     2       $    74
  Interest cost .......................................          136            18           154
  Amortization of prior service costs .................          (14)         (156)         (170)
  Amortization of net actuarial loss (gain) ...........            3           (18)          (15)
                                                             -------       -------       -------
  Net periodic benefit cost ...........................      $   197       $  (154)      $    43
                                                             =======       =======       =======

                                                              PCI          PIONEER       PIONEER
                                                             CANADA        AMERICAS    CONSOLIDATED
                                                             -------       --------    ------------
SIX MONTHS ENDED JUNE 30, 2003
Components of net periodic benefit cost:
  Service cost ........................................      $    50       $     2       $    52
  Interest cost .......................................          106           104           210
  Amortization of prior service costs .................          (14)           --           (14)
  Amortization of net actuarial gain ..................           (5)          (22)          (27)
                                                             -------       -------       -------
  Net periodic benefit cost ...........................      $   137       $    84       $   221
                                                             =======       =======       =======

      Pioneer also maintains matched defined contribution savings plans for its employees in the U.S. and Canada. Pioneer's contributions to these plans are based on the amount of the employee's contributions to the plans. In connection with the freezing of benefits under Pioneer Americas' defined benefit plans, after March 1, 2004, the U.S. defined contribution plans have been supplemented by Pioneer Americas with the company's voluntary contributions to employees' accounts based on various percentages of compensation. Pioneer's contributions to the U.S. and Canadian defined contribution plans, consisting of both matching and supplemental contributions, were $0.3 million and $0 for the three months ended June 30, 2004 and 2003, respectively, and $0.6 million and $0 for the six months ended June 30, 2004 and 2003, respectively.

13.   COMMITMENTS AND CONTINGENCIES

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

ORGANIZATIONAL EFFICIENCY PROJECT

      During the first quarter of 2004 we began the development and implementation of an organizational efficiency project that we refer to as Project STAR. Project STAR involves the design, development and implementation of uniform and standardized systems, processes and policies to improve our management, sales and marketing, production, process efficiency, logistics and material management and information technology functions. During the six months ended June 30, 2004, project activities included an analysis of our organizational structure and the selection of an optimum workforce design and staffing, as well as the identification and introduction of various production and process efficiency measures.

      We anticipate that the total cost of Project STAR will be approximately $7.7 million. The changes to our organizational structure that we have made as a part of the project resulted in the elimination of 128 employee and contract positions, and for the six months ended June 30, 2004, we accrued $3.2 million for related employee severance and benefits costs. That amount is included in other items in our consolidated statements of operations for the period. During the same period we also incurred $2.9 million in consulting fees and expenses that were related to the project. Those costs have been included in selling, general and administrative expenses in our consolidated statements of operations for the period. We anticipate that we will record as a part of selling, general and administrative expenses during the six months ending December 31, 2004, an additional $1.6 million for consulting fees and expenses, based on a fee structure that depends on the attainment of specified savings.

      We currently anticipate that Project STAR will have the effect of improving our annual cost structure by about $11.0 million. We expect the elimination of 128 employee and contract positions will reduce our annual labor and benefits costs by more than $8.0 million, and efficiency measures that have been identified are expected to result in additional annual cost savings of approximately $3.0 million. Of the total savings that are anticipated as a result of Project STAR, through June 30, 2004, we believe we have realized savings of approximately $1.0 million. We anticipate that additional Project STAR initiatives will result in future incremental cost reductions and efficiency improvements of a lesser magnitude than those identified to date.

PRODUCT PRICES

      Our quarterly average ECU netback (that is, the price of an electrochemical unit, or "ECU," consisting of one ton of chlorine and 1.1 tons of caustic soda, adjusted to eliminate the product transportation element) for each of the most recent six quarters was as follows:

                     First Quarter 2003...........  $362
                     Second Quarter 2003..........   406
                     Third Quarter 2003...........   392
                     Fourth Quarter 2003..........   366
                     First Quarter 2004...........   339
                     Second Quarter 2004..........   354

      In January 2004 we announced a $75 per ton price increase for chlorine, but caustic soda prices continued to decline in the first quarter of 2004. As a result of continuing strong demand for chlorine, in April 2004 we implemented an order control program, under which we limit our chlorine customers to contract volumes based on average purchases over the previous three months, with appropriate seasonal adjustments. Demand for caustic soda increased in the second quarter, and in April 2004 we announced a $50 per ton price increase and implemented an order control program for that product. Later in May we announced additional price increases of $45 per ton for caustic soda and $20 per ton for chlorine, and in late July we announced an additional $65 per ton price increase for caustic soda.

      The chlorine and caustic soda price increases were implemented when announced or as soon as permitted by applicable contract terms. In some cases individual contract terms limit or prohibit the imposition of an increase, so that changes in realized prices and revenues lag changes in our announced prices. Since provisions in some of our product sale agreements have delayed the implementation of the price increases, we expect that our average ECU netback will increase during the balance of 2004, even in the absence of any further price increases. Plant operating rates in the chlor-alkali industry are reportedly at near capacity, and Chemical Market Associates, Inc., a leading industry observer, has stated that it anticipates further increases in ECU netbacks during the remainder of 2004.

      The order control programs that we have implemented for both chlorine and caustic soda are a necessary means of balancing the demand for the products with our manufacturing capacity and the availability of products that we are able to purchase for resale. Many of our competitors are reported to have adopted similar programs as a result of the industry's current operating rate. While our standard contract terms permit restrictions on our supply obligations, we do anticipate some level of resulting customer dissatisfaction.

PRODUCTION

      Quarterly ECU production volumes at our chlor-alkali facilities for the most recent six quarters were as follows:



                                                             ECUS IN TONS
                                                             ------------
                      First Quarter 2003 .....................  175,764
                      Second Quarter 2003 ....................  161,725
                      Third Quarter 2003 .....................  173,565
                      Fourth Quarter 2003 ....................  160,071
                      First Quarter 2004 .....................  169,555
                      Second Quarter 2004 ....................  183,404


      During the most recent quarter our chlor-alkali plants operated at maximum capacity. We expect that planned maintenance outages at our chlor-alkali plants will reduce ECU production by approximately 1,600 tons during the quarter ending September 30, 2004, and by approximately 7,000 tons during the quarter ending December 31, 2004.

      The volumes of caustic soda that we purchased for resale during the most recent six quarters were as follows:


                                                                  TONS
                                                                  ----
                      First Quarter 2003 .....................   24,195
                      Second Quarter 2003 ....................   27,412
                      Third Quarter 2003 .....................   38,495
                      Fourth Quarter 2003 ....................   47,307
                      First Quarter 2004 .....................   30,636
                      Second Quarter 2004 ....................   39,504


      We use purchases for resale to satisfy contractual commitments to customers. Some of the purchases are made under contracts with suppliers, and others are made on a spot basis. Our margins on purchases for resale are lower than the margins we realize from the sales of caustic soda that is produced in our own plants. During the remainder of 2004 the decreasing availability of caustic soda may limit our ability to maintain or increase the amount of caustic soda that we purchase for resale.

RAW MATERIAL COSTS

      The electricity costs associated with our production of chlor-alkali products can materially affect our results of operations, as each one dollar change in our cost for a megawatt hour of electricity generally results in a corresponding change of approximately $2.75 in our cost to produce an ECU. The amounts that we spent on our power requirements during each of the most recent six quarters, and the corresponding percentages of our cost of sales - product that those amounts represented, were as follows:

                                                                            PERCENTAGE OF COST OF
                                                     TOTAL POWER COSTS         SALES - PRODUCT
                                                     -----------------      ---------------------
             First Quarter 2003                          $19,691                     23%
             Second Quarter 2003                          18,780                     23%
             Third Quarter 2003                           21,272                     25%
             Fourth Quarter 2003                          18,560                     21%
             First Quarter 2004                           19,989                     23%
             Second Quarter 2004                          21,273                     25%

      Electricity rates remained at relatively high levels during the second quarter of 2004, and our total power costs increased as a result of our increased production rate. Electricity purchases account for the largest percentage of our raw material cost, and our plants at St. Gabriel and Henderson rely on power sources that primarily use natural gas for the generation of electricity.

ENVIRONMENTAL ISSUES

     In December 2003 the Environmental Protection Agency adopted hazardous air pollutant emissions limitations for mercury-cell chlor-alkali facilities, which would apply to our St. Gabriel facility. The new regulations would require us to implement various measures at the St. Gabriel facility over a three-year period that are designed to reduce mercury emissions. The measures include the installation of additional emission monitoring systems, the adoption of more stringent work practices and conducting more frequent operating and maintenance checks and repairs, at a total estimated cost to us of approximately $3.0 million. Of that amount, we have already spent approximately $1.7 million over the last two years in anticipation of the new requirements. Environmental groups have challenged the new regulations, contending that the EPA should reconsider its rules and adopt new standards that bar the use of mercury for chlorine production. In response, the EPA has decided to reconsider the new regulations, although the timetable for the reconsideration has not yet been established. We could incur substantial costs in meeting any new emissions limitations and standards that result from the EPA's regulatory process.

LIQUIDITY AND CAPITAL RESOURCES

      Debt, Financial Leverage and Covenants. At June 30, 2004, our senior secured debt aggregated $214.0 million, consisting of Senior Secured Floating Rate Guaranteed Notes due 2006 in the aggregate principal amount of $43.2 million (the "Senior Guaranteed Notes"), Floating Rate Term Notes due 2006 in the aggregate principal amount of $4.4 million (the "Senior Floating Notes"), 10% Senior Secured Guaranteed Notes due 2008 in the aggregate principal amount of $150 million (the "10% Senior Secured Notes"), and $16.4 million outstanding under a Revolving Credit Facility with a $30 million commitment and a borrowing base restriction (the "Revolver"). Collectively, the $197.6 million in Senior Guaranteed Notes, Senior Floating Notes and 10% Senior Secured Notes are referred to as the Senior Notes and together with the Revolver are referred to as the Senior Secured Debt.

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

      Under the agreements we also may be required to redeem or prepay Senior Notes from and to the extent of net cash proceeds of certain asset sales, certain new equity issuances and excess cash flow, or if there is a change of control. Each holder of Senior Floating Notes may refuse certain prepayments. As a result of the application of the applicable provisions with respect to the first quarter of 2003, we redeemed and prepaid $2.4 million of Senior Guaranteed Notes and Senior Floating Notes on May 23, 2003. One holder refused the prepayment of the balance of the $2.5 million that was to have been prepaid on that date. No redemption and prepayment of Senior Notes has been required with respect to any calendar quarter subsequent to the quarter that ended on March 31, 2003.

      The obligations under the Revolver are secured by liens on our accounts receivable and inventory, and the obligations under the Senior Notes are secured by liens on substantially all of our other assets, with the exception of certain assets that secure the obligations under certain other long-term liabilities.

      One of the covenants in the Revolver requires us to generate at least $21.55 million of net earnings before extraordinary gains, the effects of derivative instruments excluding derivative expenses paid by us, interest, income taxes, depreciation and amortization (referred to as "Lender-Defined EBITDA") for each twelve-month period ending at the end of each calendar quarter. Our Lender-Defined EBITDA for the twelve months ended June 30, 2004, was $30.9 million, which was greater than the $21.55 million required under the Revolver covenant for that period.

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

      The calculation of Lender-Defined EBITDA for the twelve months ended June 30, 2004, and for each of the quarters in that period is as follows (dollar amounts in thousands):

                                        THREE             THREE              THREE          THREE           TWELVE
                                        MONTHS            MONTHS             MONTHS         MONTHS          MONTHS
                                        ENDED             ENDED               ENDED          ENDED           ENDED
                                     SEPTEMBER 30,     DECEMBER 31,         MARCH 31,       JUNE 30,        JUNE 30,
                                          2003             2003               2004            2004            2004
                                       --------          --------           --------        --------        --------
Net income (loss) .................    $  1,953          $ (5,190)          $ (7,293)       $ (2,401)       $(12,931)
Extraordinary gains ...............          --                --                 --              --              --
Income tax (benefit) expense ......       1,057              (684)              (262)           (342)           (231)
Interest expense, net .............       4,582             4,879              4,642           4,561          18,664
Depreciation and amortization .....       5,497             5,500              8,884           5,470          25,351
                                       --------          --------           --------        --------        --------
Lender-Defined EBITDA .............    $ 13,089          $  4,505           $  5,971        $  7,288        $ 30,853
                                       ========          ========           ========        ========        ========

      The Revolver contains additional covenants requiring us to maintain Liquidity of at least $5.0 million, and limiting capital expenditure levels to $25.0 million in each calendar year. At June 30, 2004, our Liquidity was $14.5 million, consisting of borrowing availability of $8.2 million and cash of $6.3 million. Our capital expenditures were $4.8 million in the six months ended June 30, 2004, and we estimate capital expenditures will be approximately $9.5 million during 2004. The Revolver also provides that, as a condition of borrowings, there shall not have occurred any material adverse change in our business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).

      If in the future the required Lender-Defined EBITDA level under the Revolver were not met or if we were to fail to comply with other covenants, and the lender did not waive our non-compliance, we would be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur, our lender could refuse to make further advances. Following any such refusal, customer receipts would be applied to our borrowings under the Revolver, and we would not have the ability to reborrow. This would cause us to suffer a rapid loss of liquidity, and we would lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow our lender to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under our Senior Notes which would provide the holders of our Senior Notes the right to accelerate the $197.6 million in Senior Notes outstanding and demand immediate repayment.

      Our borrowings under the Revolver as of July 31, 2004, were $17.8 million. Our $30 million Revolver commitment is subject to borrowing base limitations related to the level of eligible accounts receivable, as determined in accordance with and subject to reserves established pursuant to the agreement, and as reduced by the amount of letters of credit that are outstanding. As a result, on July 31, 2004, our additional availability under the Revolver was approximately $4.1 million, and our Liquidity was $5.9 million.

      We do not anticipate that the cash that we will generate from our operations will be sufficient to repay the Revolver and the Senior Guaranteed Notes and Senior Floating Notes when they are due in December 2006, or the 10% Senior Secured Notes when they are due in December 2008. In such events, it would be necessary to refinance the indebtedness, issue new equity or sell assets. The terms of any necessary new borrowings would be determined by then-current market conditions and other factors, and could impose significant additional burdens on our financial condition and operating flexibility, and the issuance of new equity securities could dilute the interest of our existing stockholders. We cannot provide any assurance that we would be able to refinance any of our indebtedness, raise equity on commercially reasonable terms or at all, or sell assets, which failure could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.

      Future Payment Commitments. For the six months ending December 31, 2004, we expect to have cash requirements, in addition to recurring operating and administrative costs, of approximately $19.6 million consisting of the following: (i) interest payments of $9.6 million, (ii) capital expenditures of $4.7 million, (iii) environmental remediation spending of $1.4 million, (iv) payments of severance and benefit costs of $1.6 million, (v) consulting fees and expenses in connection with Project STAR of $2.0 million and (vi) contractual debt repayments of $0.3 million. These amounts are our current estimates and they could materially change. We expect to fund these obligations through available borrowings under our Revolver and internally-generated cash flows from operations, including changes in working capital, although we can provide no assurance that we will have sufficient resources to fund all of the obligations.

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

      As of December 31, 2002, we had recorded a net liability of $87.3 million for the net mark-to-market loss on outstanding derivative positions, and a receivable from CRC of $21.0 million, included in "Other Assets, Net" on the balance sheet, for estimated proceeds received by CRC for matured derivative contracts. Due to the settlement of the CRC dispute, both the $87.3 million net liability and the $21.0 million receivable were reversed in the first quarter of 2003, resulting in a non-cash net gain of $66.3 million. These amounts were recorded in the consolidated statement of operations for the six months ended June 30, 2003, as $87.3 million of operating income under the caption "Change in Fair Value of Derivatives," to reflect the reversal of the previously recorded mark-to-market loss, and $21.0 million of "Cost of Sales - Derivatives," reflecting the reversal of the receivable from CRC.

      Net Cash Flows from Operating Activities. During the first six months of 2004 our cash flow provided by operating activities was $10.8 million, a $3.9 million increase from the same period in 2003. During the period changes in operating assets and liabilities increased operating cash flows by $7.8 million compared to a decrease of $1.4 million in the comparative prior period. The current period increase was primarily due an increase in accrued liabilities related to the costs of the organizational efficiency project, increased electricity prices and an increase in accounts payable that resulted primarily from increased purchase for resale volumes. These effects were offset by changes in accounts receivable, which increased due to the increase of sales during the summer months.

      Net Cash Flows from Investing Activities. All of the cash that we used in investing activities related to capital expenditures during the first six months of 2004 and the first six months of 2003. The amount of cash used in the two periods was $4.8 million and $3.6 million, respectively.

      Net Cash Flows from Financing Activities. Cash used in financing activities during the first six months of 2004 was $1.8 million, due primarily to debt payments of $1.4 million along with repayments, net of borrowings, of $0.4 million on the Revolver. In the same period in 2003, $0.5 million was used in financing activities due to debt payments of $7.6 million, partially offset by borrowings under the Revolver of $7.2 million. In the 2003 period we were required to make a redemption and prepayment of $2.4 million with respect to our Senior Guaranteed Notes and Senior Floating Notes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our Annual Report on Form 10-K for the year ended December 31, 2003, includes a discussion of the critical accounting policies and estimates that we use in the preparation of our financial statements. There were no significant changes in our critical accounting policies and estimates during the quarter ended June 30, 2004.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004, COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

      Revenues. Our revenues for the three months ended June 30, 2004 and 2003 were derived as follows:

                                             THREE MONTHS ENDED
                                                  JUNE 30,
                                           ----------------------
                                             2004          2003
                                           --------      --------
         Chlorine and caustic soda         $ 69,013      $ 71,529
         Other products                      28,059        24,787
                                           --------      --------
                                           $ 97,072      $ 96,316
                                           ========      ========
         ECU netback*                      $    354      $    406
                                           ========      ========

         * The ECU netback relates only to sales of chlorine and caustic soda to customers, and not to sales of other products.

      During the three months ended June 30, 2004, we produced 183,404 tons of chlorine and 201,744 tons of caustic soda; we used approximately 29% of the chlorine and 13% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. We also purchased 39,504 tons of caustic soda for resale during the quarter. During the three months ended June 30, 2003, we produced 161,725 tons of chlorine and 177,898 tons of caustic soda; we used approximately 33% of the chlorine and 13% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. We also purchased 27,412 tons of caustic soda for resale during the 2003 quarter.

      Revenues increased by $0.8 million, or approximately 1%, to $97.1 million for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. Revenues in the most recent quarter were favorably affected by increased volumes for our products, partially offset by a decrease in prices for caustic soda. Our revenues from sales of chlorine and caustic soda were $2.5 million lower than the year-earlier quarter, primarily as a result of lower ECU prices resulting from decreased prices for caustic soda, the effect of which was offset in part by higher ECU sales volumes. The average ECU netback (which relates only to sales of chlorine and caustic soda) for the three months ended June 30, 2004, was $354, a decrease of 13% from the average netback of $406 during the three months ended June 30, 2003. Revenues from other products increased by $3.3 million compared to the same period in 2003, primarily from an increase of $1.7 million in sales of hydrochloric acid due to higher sales volumes, along with increases in revenues from other products. Operating our plants at higher production rates and purchasing increased amounts of caustic soda for resale supported the higher sales volumes in the most recent quarter.

      Cost of Sales - Product. Cost of sales - product increased by $3.5 million, or approximately 4%, for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, and represented approximately 87% of revenues in the 2004 quarter, compared to approximately 84% in the year-earlier quarter. In the most recent quarter as compared to the prior-year period there were increased variable product costs of $3.7 million resulting primarily from $3.5 million of higher salt and electricity costs due to higher production volumes and $1.9 million of increased freight costs resulting from higher sales volumes, partially offset by the $1.6 million effect of lower maintenance costs.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.7 million, or approximately 47%, to $8.4 million for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. The increase was primarily attributable to consulting fees and expenses of $1.9 million related to the organizational efficiency project.

      Other Items. Other items increased by $3.6 million for the three-month period ended June 30, 2004, compared to the same period in 2003 as a result of the $3.2 million we recorded for severance and related charges associated with our organizational efficiency project. A $0.4 million gain for the early payment of a promissory note was also included in the 2003 period.

      Interest Expense. Interest expense was relatively unchanged during the three months ended June 30, 2004, as compared to the three months ended June 30, 2003.

      Other Income (Expense), Net. Other income, net of $0.6 million in the second quarter of 2004 reflected currency exchange gain. Other expense, net of $2.6 million in the second quarter of 2003 reflected currency exchange loss.

      Income Tax Benefit. Income tax benefit for the quarters ended June 30, 2004 and 2003, was $0.3 million and $2.1 million, respectively, reflecting Canadian tax benefit on losses from our Canadian operations.

       Net Income (Loss). Due to the factors described above, net loss for the three months ended June 30, 2004, was $2.4 million, compared to net income of $5.0 million for the second quarter of 2003.

SIX MONTHS ENDED JUNE 30, 2004, COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

      Revenues. Our revenues for the six months ended June 30, 2004 and 2003 were derived as follows:

                                              SIX MONTHS ENDED
                                                  JUNE 30,
                                           ----------------------
                                             2004          2003
                                           --------      --------
         Chlorine and caustic soda         $133,758      $138,539
         Other products                      53,340        46,808
                                           --------      --------
                                           $187,098      $185,347
                                           ========      ========
         ECU netback*                      $    346      $    384
                                           ========      ========

         * The ECU netback relates only to sales of chlorine and caustic soda to customers, and not to sales of other products.

      During the six months ended June 30, 2004, we produced 352,959 tons of chlorine and 388,255 tons of caustic soda; we used approximately 29% of the chlorine and 12% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. We also purchased 70,140 tons of caustic soda for resale during the first six months of 2004. During the six months ended June 30, 2003, we produced 337,489 tons of chlorine and 371,238 tons of caustic soda; we used approximately 29% of the chlorine and 12% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. We also purchased 51,607 tons of caustic soda for resale during the first six months of 2003.

      Revenues increased by $1.8 million, or approximately 1%, to $187.1 million for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. Revenues in the 2004 period were favorably affected by increased volumes for our products, partially offset by a decrease in prices for caustic soda and chlorine. We had a decrease of $4.8 million in revenues from sales of chlorine and caustic soda, resulting from lower ECU prices, which were partially offset by increased sales volumes. The average ECU netback (which relates only to sales of chlorine and caustic soda) for the six months ended June 30, 2004, was $346, a decrease of 10% from the average netback of $384 during the six months ended June 30, 2003. Revenues from other products increased by $6.5 million compared to the six months ended June 30, 2003, including increases of $1.3 million from sales of bleach, $3.1 million from sales of hydrochloric acid and $2.1 million from sales of various other products. Operating our plants at higher production rates and purchasing increased amounts of caustic soda for resale supported the higher sales volumes in the 2004 period.

      Cost of Sales - Product. Cost of sales - product increased by $5.3 million, or approximately 3%, for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, and approximately 91% of revenues in the 2004 period, compared to approximately 89% in the year-earlier period. Due to higher production and sales volumes, in the most recent period as compared to the prior-year period there were increased variable product costs of $7.7 million, primarily resulting from increased salt and electricity costs of $3.7 million and $2.5 million of increased purchase for resale costs. Freight costs also increased by $2.5 million during the period. In the most recent period we also had higher depreciation expense of $3.7 million, which resulted primarily from the charge recorded in the first quarter of 2004 for non-productive assets at the Tacoma chlor-alkali facility. The increases in the 2004 period were partially offset by the absence of an environmental charge of $9.5 million that was recorded in the first quarter of 2003.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.9 million, or approximately 7%, to $15.0 million for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. The increase for the 2004 period was primarily due to consulting fees and expenses of $2.9 million related to the organizational efficiency project, partially offset by decreases of $1.9 million in bad debt expense.

      Asset Impairment. No asset impairment charges were recorded for the six months ended June 30, 2004. In the corresponding 2003 period there was a $40.8 million impairment charge related to the Henderson facility (see Note 5 to the consolidated financial statements).

      Other Items. Other items increased by $3.8 million for the six months ended June 30, 2004, compared to the year-earlier period as a result of the recognition of $3.2 million of severance and related charges associated with our organizational efficiency project. Included in the 2003 period was a gain of $0.4 million for the early payment of a promissory note.

      Interest Expense. Interest expense was relatively unchanged during the six months ended June 30, 2004, as compared to the six months ended June 30, 2003.

      Other Income (Expense), Net. Other income, net of $0.7 million in the 2004 period primarily reflected currency exchange gain. Other expense, net of $4.4 million in the six months ended June 30, 2003, reflected currency exchange loss.

      Income Tax Benefit. The income tax benefit for the six months ended June 30, 2004 and 2003, was $0.6 million and $3.7 million, respectively, reflecting Canadian tax benefit on losses from our Canadian operations.

       Net Income (Loss). Due to the factors described above, net loss for the six months ended June 30, 2004, was $9.7 million, compared to net income of $21.4 million for the first six months of 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The nature of our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2003, did not change significantly during the six months ended June 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

      In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our stockholders voted on the following matters at their annual meeting held on May 13, 2004:

      (a) The following were elected to serve new terms as directors and received the number of votes set opposite their respective names:


             Name:                            For             Withheld Authority
             -----                            ---             ------------------
             David N. Weinstein            7,970,258                29,977

             Marvin E. Lesser              7,970,258                29,977

             Michael Y. McGovern           7,970,282                29,953

             Charles L. Mears              7,970,282                29,953

             Gary L. Rosenthal             7,970,258                29,977

      (b) A proposal to ratify the appointment of Deloitte & Touche LLP as our independent certified public accountants received 7,983,884 votes FOR and 120 votes AGAINST, with 15,024 abstentions.

ITEM 5. OTHER INFORMATION

      Accelerated Filer Status. On June 30, 2004, the price at which our common stock was last sold was $7.11. As a result the aggregate market value of our common equity held by our non-affiliates was less than $75 million, and we will not be an accelerated filer at the end of our fiscal year on December 31, 2004.

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

      From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning the timing and success of specific projects (including our organizational efficiency project) and our future prices, liquidity, backlog, revenue, income, cash flows and capital spending. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "forecast," "budget," "goal" or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement. Any statement contained in this report, other than statements of historical fact, is a forward-looking statement.

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

      o the supply/demand balance for our products, including the impact of industry capacity;

      o the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of production hazards;

      o failure to comply with financial covenants contained in our debt instruments;

      o  inability to make scheduled payments on or refinance our indebtedness;

      o  loss of key customers or suppliers;

      o  increased prices for raw materials, including electricity;

      o disruption of transportation or higher than expected transportation or logistics costs;

      o environmental costs and other expenditures in excess of those projected;

      o  changes in laws and regulations inside or outside the United States;

      o uncertainty with respect to interest rates and fluctuations in currency exchange rates;

      o  the outcome of our operational efficiency project; and

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

      99.1+ Items incorporated by reference from the Pioneer Companies, Inc. Form 10-K for the year ended December 31, 2003: Item 1
               Business -- Risks.

      ----------
      + Indicates exhibit previously filed with the Securities and Exchange
        Commission as indicated and incorporated herein by reference


      (b)  Reports on Form 8-K


      On May 14, 2004, we filed a report on Form 8-K. We reported that we had issued a press release announcing our results for the quarter ended March 31, 2004, and we furnished the press release as an exhibit to the report.

       We also filed a report on Form 8-K on June 25, 2004. We reported that we had issued a press release reporting on our status in meeting the requirements of Section 404 of the Sarbanes-Oxley Act, and noting issues that would be likely to arise if those requirements became applicable to the Company for the year ending December 31, 2004.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                PIONEER COMPANIES, INC.



Date: August 16, 2004                           By: /s/ Gary L. Pittman
                                                   ---------------------------
                                                   Gary L. Pittman
                                                   Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

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

      99.1+ Items incorporated by reference from the Pioneer Companies, Inc. Form 10-K for the year ended December 31, 2003: Item 1
               Business -- Risks.

      ----------
      + Indicates exhibit previously filed with the Securities and Exchange
        Commission as indicated and incorporated herein by reference