Form 10-Q
period 2004-09-30
PIONEER COMPANIES INC
filed 2004-11-01
CIK 830141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
(Zip Code)

(713) 570-3200
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

     On October 28, 2004, there were 10,049,627 shares of common stock of Pioneer Companies, Inc. outstanding.

     Certain statements in this Form 10-Q regarding future expectations of Pioneer’s business and Pioneer’s results of operations, financial condition and liquidity may be regarded as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements relate to matters that are not historical facts. Such statements involve risks and uncertainties, including, but not limited to, Pioneer’s high financial leverage, global political and economic conditions, the demand and prices for Pioneer’s products and raw materials, Pioneer and industry production volumes, competitive prices, the cyclical nature of the markets for many of Pioneer’s products and raw materials, the results of Pioneer’s organizational efficiency project, the effect of Pioneer’s results of operations on its debt agreements, Pioneer’s ability to procure the sale of certain excess land and water rights at its Henderson facility, and other risks and uncertainties. Attention is directed to Pioneer’s Annual Report on Form 10-K and Item 5 of Part II of this Report on Form 10-Q for a discussion of such risks and uncertainties. Actual outcomes may vary materially.

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PIONEER COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$3,272	$1,946
Accounts receivable, net of allowance for doubtful accounts of $2,171 at September 30, 2004 and $2,947 at December 31, 2003	47,016	38,800
Inventories, net	15,525	15,707
Prepaid expenses and other current assets	3,614	5,018

Total current assets	69,427	61,471
Property, plant and equipment:
Land	6,520	6,520
Buildings and improvements	30,374	29,522
Machinery and equipment	195,728	190,953
Construction in progress	3,156	2,975

	235,778	229,970
Less: accumulated depreciation	(60,237)	(40,436)

Net property, plant and equipment	175,541	189,534
Other assets, net	4,612	3,931
Excess reorganization value over the fair value of identifiable assets	84,064	84,064

Total assets	$333,644	$339,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,454	$13,027
Accrued liabilities	27,245	17,369
Short-term debt, including current portion of long-term debt	8,693	18,485

Total current liabilities	54,392	48,881
Long-term debt, less current portion	202,239	203,803
Accrued pension and other employee benefits	21,548	24,584
Other long-term liabilities	41,761	42,742
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 10,000 shares, none issued or outstanding	—	—
Common stock, $.01 par value, authorized 50,000 shares, 10,049 shares issued and outstanding	100	100
Additional paid-in capital	11,432	10,941
Other comprehensive loss	(5,481)	(5,481)
Retained earnings	7,653	13,430

Total stockholders’ equity	13,704	18,990

Total liabilities and stockholders’ equity	$333,644	$339,000

See notes to consolidated financial statements.

PIONEER COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$104,979	$100,001	$292,077	$285,348

Cost of sales — product	(90,300)	(86,351)	(260,928)	(251,714)
Cost of sales — derivatives	—	—	—	(20,999)

Total cost of sales	(90,300)	(86,351)	(260,928)	(272,713)

Gross profit	14,679	13,650	31,149	12,635

Selling, general and administrative expenses	(5,424)	(5,992)	(20,381)	(20,040)
Change in fair value of derivatives	—	—	—	87,271
Asset impairment	—	—	—	(40,818)
Other items	(97)	24	(3,440)	446

Operating income	9,158	7,682	7,328	39,494
Interest expense, net	(4,578)	(4,582)	(13,781)	(14,185)
Other expense, net	(1,848)	(90)	(1,113)	(4,534)

Income (loss) before income taxes	2,732	3,010	(7,566)	20,775

Income tax benefit (expense)	1,185	(1,057)	1,789	2,602

Net income (loss)	$3,917	$1,953	$(5,777)	$23,377

Net income (loss) per share:
Basic	$0.39	$0.20	$(0.58)	$2.34
Diluted	$0.38	$0.19	$(0.58)	$2.31
Weighted average number of shares outstanding:
Basic	10,038	10,003	10,032	10,002
Diluted	10,426	10,145	10,032	10,126

See notes to consolidated financial statements.

PIONEER COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2004	2003
Operating activities:
Net income (loss)	$(5,777)	$23,377
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	19,910	16,051
Provision for (recovery of) losses on accounts receivable	(776)	1,257
Deferred tax benefit	(1,789)	(2,603)
Derivatives — cost of sales and change in fair value	—	(66,272)
Gain from early extinguishments of debt	—	(420)
Loss on disposals of assets	258	—
Asset impairment	—	40,818
Currency exchange loss	1,180	4,536
Changes in operating assets and liabilities:
Increase in accounts receivable	(7,157)	(3,364)
Decrease in inventories, prepaid expenses and other current assets	1,813	1,818
(Increase) decrease in other assets	(728)	831
Increase (decrease) in accounts payable and accrued liabilities	14,371	(5,414)
Increase (decrease) in other long-term liabilities	(2,845)	7,120
Other	346	—

Net cash flows from operating activities	18,806	17,735

Investing activities:
Capital expenditures	(6,179)	(6,179)
Proceeds from disposal of assets	35	—

Net cash flows from investing activities	(6,144)	(6,179)

Financing activities:
Net payments under revolving credit arrangements	(9,984)	(1,918)
Payments on debt	(1,629)	(8,418)
Proceeds from issuance of stock	145	7

Net cash flows from financing activities	(11,468)	(10,329)

Effect of exchange rate changes on cash	132	566

Net change in cash and cash equivalents	1,326	1,793
Cash and cash equivalents at beginning of period	1,946	2,789

Cash and cash equivalents at end of period	$3,272	$4,582

See notes to consolidated financial statements.

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Basis of Presentation

     The consolidated financial statements include the accounts of Pioneer Companies, Inc. (the “Company” or “PCI”) and its consolidated subsidiaries (collectively, “Pioneer”). All significant intercompany balances and transactions have been eliminated in consolidation.

     Pioneer operates in one industry segment, the production, marketing and selling of chlor-alkali and related products. Pioneer operates in one geographic area, North America. Pioneer conducts its primary business through its operating subsidiaries: PCI Chemicals Canada Company (“PCI Canada”) and Pioneer Americas LLC (“Pioneer Americas”).

     The consolidated balance sheet at September 30, 2004, and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, which consist only of normal recurring items, that management considers necessary for a fair presentation. Operating results for the first nine months of 2004 are not necessarily indicative of results to be expected for the year ending December 31, 2004. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated. Certain amounts are reclassified in prior periods to conform to current period presentations.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts as well as certain disclosures. Pioneer’s financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.

     The consolidated balance sheet at December 31, 2003, is derived from the December 31, 2003, audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America, since certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2. Debt

     Debt consisted of the following:

	September 30,	December 31,
	2004	2003
Senior Secured Debt:
Senior Secured Floating Rate Guaranteed Notes, due December 2006, variable rates based on the three-month LIBOR rate plus 3.5% (“Senior Guaranteed Notes”)	$43,151	$43,151
Senior Floating Rate Term Notes, due December 2006, variable interest rates based on the three-month LIBOR rate plus 3.5% (“Senior Floating Notes”)	4,413	4,413
10% Senior Secured Guaranteed Notes, due December 2008 (“10% Senior Secured Notes”)	150,000	150,000
Revolving credit facility, variable interest rates based on U.S. prime rate plus a margin ranging from 0.5% to 1.25% or LIBOR plus a margin ranging from 2.50% to 3.25%, expiring December 31, 2006, as amended (“Revolver”)	6,839	16,823
Other debt:
Unsecured, non-interest-bearing, long-term debt, denominated in Canadian dollars (amounts below are in Canadian dollars), original face value of $5.5 million, payable in five annual installments of $1.0 million and a final payment of $0.5 million, beginning January 10, 2002, with an effective interest rate of 8.25%, net of unamortized discount of $0.1 million and $0.2 million at September 30, 2004, and December 31, 2003, respectively	1,817	2,432
Other notes, maturing in various years through 2014, with various installments, at various interest rates	4,712	5,469

Total	210,932	222,288
Short-term debt, including current maturities of long-term debt	(8,693)	(18,485)

Long-term debt, less current maturities	$202,239	$203,803

     Senior secured debt outstanding under various debt instruments consists of the Senior Guaranteed Notes, the Senior Floating Notes, the 10% Senior Secured Notes and the Revolver. Collectively, the $197.6 million in Senior Guaranteed Notes, Senior Floating Notes and 10% Senior Secured Notes are referred to as the Senior Notes, and together with the Revolver are referred to as the Senior Secured Debt. In addition, at September 30, 2004, Pioneer had a $1.8 million unsecured non-interest bearing instrument payable to a critical vendor for the settlement of pre-petition amounts owed to that vendor, which contains a covenant that allows the vendor to demand immediate repayment and begin charging interest at a rate of 9.3% if Pioneer’s liquidity (as defined in the agreement with the vendor) falls below $5 million (Canadian dollars); a $0.6 million obligation payable over several years to a state taxing authority; and $4.1 million of other debt outstanding, comprised of notes maturing in various years through 2014.

     The Revolver provides for revolving loans in an aggregate amount of up to $30 million, subject to borrowing base limitations related to the level of eligible accounts receivable, as determined in accordance with and subject to reserves established pursuant to the agreement, and as reduced by the amount of letters of credit that are outstanding. Borrowings under the Revolver are available through December 31, 2006, so long as no default exists and all conditions to borrowings are met. Borrowings under the Revolver accrue interest at a rate equal to either the prime rate plus a margin or LIBOR plus a margin. Pioneer incurs a fee on the unused amount of the facility at a rate of 0.375% per year. On September 30, 2004, the borrowing base under the Revolver was $30.0 million.

     The Revolver requires Pioneer to maintain Liquidity (as defined in the agreement) of at least $5.0 million, and limit its capital expenditures to $25.0 million in each fiscal year. At September 30, 2004, Liquidity was $21.0 million, consisting of borrowing availability, net of outstanding letters of credit, of $17.7 million and cash of $3.3 million. Capital expenditures were $6.2 million during the nine months ended September 30, 2004. One of the covenants in the Revolver requires Pioneer to generate at least $21.550 million of Lender-Defined EBITDA (as defined) for each twelve-month period ending at the end of each fiscal quarter. Lender-Defined EBITDA for the twelve months ended September 30, 2004, was $30.6 million. The Revolver also provides that, as a condition of borrowings, there shall not have occurred any material adverse change in Pioneer’s business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).

     If in the future the required Lender-Defined EBITDA level under the Revolver were not met or if Pioneer were to fail to comply with other covenants and the lender did not waive Pioneer’s non-compliance, Pioneer would be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur, the lender could refuse to make further advances. Following any such refusal, customer receipts would be applied to Pioneer’s borrowings under the Revolver, and Pioneer would not have the ability to reborrow. This would cause Pioneer to suffer a rapid loss of liquidity and it would lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow the lender to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under the Senior Notes that would provide the holders of the Senior Notes with the right to demand immediate repayment.

     Interest on the 10% Senior Secured Notes is payable on June 30 and December 31. Interest on the Senior Guaranteed Notes and the Senior Floating Notes (collectively, the “Tranche A Notes”) is payable quarterly on March 31, June 30, September 30 and December 31.

     Pioneer is required to make mandatory redemptions of the Tranche A Notes from and to the extent of net cash proceeds of certain asset sales, new equity issuances in excess of $5 million and excess cash flow (as defined in the related agreements), or if there is a change of control.

     The Tranche A Notes also provide that, within 60 days after each calendar quarter during 2003 through 2006, Pioneer is required to redeem and prepay the greater of (a) an amount determined on the basis of Pioneer Americas’ net income before extraordinary items, other income, net, interest, income taxes, depreciation and amortization (“Tranche A Notes EBITDA”) and (b) an amount determined on the basis of the Company’s excess cash flow and average liquidity, as defined. With respect to the Tranche A Notes EBITDA, the amount that is to be redeemed and prepaid is (i) $2.5 million if Tranche A Notes EBITDA for a calendar quarter is $20 million or more but less than $25 million, (ii) $5 million if Tranche A Notes EBITDA for a calendar quarter is $25 million or more but less than $30 million and (iii) $7.5 million if Tranche A Notes EBITDA for a calendar quarter is $30 million or more, in each case plus accrued and unpaid interest to the date of redemption and prepayment. With respect to excess cash flow, the amount that is to be redeemed and prepaid is a percentage of the Company’s consolidated net income, without regard to extraordinary gains and losses and net after-tax other income, plus depreciation, amortization and other non-cash charges, and less all cash principal payments, capital expenditures and extraordinary cash gains or cash income received, plus or minus cash changes in working capital. The applicable percentage is to be determined on the basis of the Company’s average liquidity, which is the average of cash plus borrowing availability under the Revolver for the quarter or for the 45-day period following the end of the quarter. Each holder of Senior Floating Notes may refuse any such prepayment. As a result of the application of these provisions with respect to the first quarter of 2003, Pioneer redeemed and prepaid $2.4 million of the principal amount of the Tranche A Notes on May 23, 2003. One holder refused the prepayment of the balance of the $2.5 million that was to have been prepaid on that date. No redemption and prepayment of Tranche A Notes has been required with respect to any calendar quarter subsequent to the quarter ended March 31, 2003.

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

     The obligations under the Revolver are secured by liens on Pioneer’s accounts receivable and inventory, and the obligations under the Senior Notes are secured by liens on substantially all of Pioneer’s other assets, with the exception of certain assets that secure the obligations outstanding under certain other long-term liabilities.

     The debt agreements contain covenants requiring Pioneer to meet minimum liquidity levels, and limiting or prohibiting Pioneer’s ability to, among other things, incur additional indebtedness, prepay or modify debt instruments, grant additional liens, guarantee any obligations, sell assets, engage in another type of business or suspend or terminate a substantial portion of business, declare or pay dividends, make investments, make capital expenditures in excess of certain amounts, or make use of the proceeds of borrowings for purposes other than those specified in the agreements. The agreements also include customary events of default, including one in the Revolver relating to a change of control. Borrowings under the Revolver will generally be available subject to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default.

     The cash that Pioneer will generate from its operations might not be sufficient to repay the Revolver and the Tranche A Notes when they are due in December 2006. However, should recent improvements in product margins be sustained, the cash that Pioneer will generate from its operations might be sufficient to repay the obligations outstanding under the Revolver and the Tranche A Notes on or before their maturities in December 2006. Pioneer does not anticipate that the cash that it will generate from its operations will be sufficient to repay the 10% Senior Secured Notes when they are due in December 2008. To the extent that Pioneer is unable to repay any such indebtedness when it is due, it would be necessary to refinance the indebtedness, issue new equity or sell assets. The terms of any necessary new borrowings would be determined by then-current market conditions and other factors, and could impose significant additional burdens on Pioneer’s financial condition and operating flexibility, and the issuance of new equity securities could dilute the interest of Pioneer’s existing stockholders. Pioneer cannot provide any assurance that it will generate sufficient cash from its operations to repay its outstanding debt obligations or that it would be able to refinance any of its indebtedness, raise equity on commercially reasonable terms or at all, or sell assets, which failure could cause Pioneer to default on its obligations and impair its liquidity. Pioneer’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its obligations on commercially reasonable terms, would have a material adverse effect on its business, financial condition and results of operations.

     On September 16, 2004, Pioneer’s shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission. Under the shelf registration statement Pioneer may offer any combination of senior or subordinated debt securities, common stock, preferred stock and warrants from time to time in one or more offerings with a total offering price of up to $100 million. Pioneer has not offered or sold any securities that are available under the shelf registration statement.

3. Tacoma Facility

     In March 2004 Pioneer completed its evaluation of the resumption of operations at the Tacoma chlor-alkali facility, which was idled in March 2002. As a result of the evaluation, Pioneer decided that the chlor-alkali production operations at the facility would not be restarted. However, Pioneer intends to continue to use the facility as a terminal. Pioneer recorded additional depreciation expense of $3.4 million related to the net book value of the non-productive chlor-alkali assets at the Tacoma facility during the quarter ended March 31, 2004. As of March 31, 2004, the net book value of the Tacoma facility was $1.3 million. Pioneer anticipates that its evaluation of other uses of the facility will be completed during 2005.

4. Settlement of Dispute with the Colorado River Commission of Nevada

     As previously reported, Pioneer had a dispute with the Colorado River Commission of Nevada (“CRC”) with respect to certain derivatives contracts. All of the conditions of the settlement of the dispute with CRC were satisfied on March 3, 2003. As a result of the settlement, which was effective as of January 1, 2003, Pioneer was released from all claims for liability with respect to electricity derivatives positions, and all litigation between Pioneer and CRC was dismissed. As of December 31, 2002, Pioneer had recorded a net liability of $87.3 million for the net mark-to-market loss on outstanding derivative positions, and a receivable from CRC of $21.0 million for estimated proceeds received by CRC for matured derivative contracts. Due to the settlement of the dispute with CRC, both the $87.3 million net liability and the $21.0 million receivable were reversed in the first quarter of 2003, resulting in a non-cash net gain of $66.3 million. These amounts appear in the consolidated statement of operations for the nine months ended September 30, 2003, as $87.3 million of operating income under the caption “Change in Fair Value of Derivatives” to reflect the reversal of the previously recorded mark-to-market loss, and $21.0 million of “Cost of Sales — Derivatives,” reflecting the reversal of the receivable from CRC.

5. Asset Impairment

     Pioneer evaluates long-lived assets for impairment whenever indicators of impairment exist. Under applicable accounting standards, if the sum of the future cash flows expected to result from an asset, undiscounted and without interest, is less than the book value of the asset, asset impairment must be recognized. The amount of impairment is calculated by subtracting the fair value of the asset from the book value of the asset. Fluctuations in anticipated future product prices and energy costs can have a material impact on Pioneer’s expectations of future cash flows.

     Under a new supply agreement that was entered into with CRC in connection with the settlement discussed in Note 4, CRC provides power to meet the majority of the needs of Pioneer’s Henderson plant at market rates. The market rates are expected to remain at levels higher than the rates under the long-term hydropower contracts that were assigned to the Southern Nevada Water Authority as part of the settlement. As a result, Pioneer performed an impairment test and determined that the book value of the Henderson facility exceeded the undiscounted sum of future expected cash flows over the remaining life of the facility. Pioneer then calculated the estimated fair value of the facility by discounting expected future cash flows using a risk-adjusted discount rate of 13%. Based on that analysis, Pioneer recorded an impairment charge of $40.8 million in the first quarter of 2003.

6. Other Items

     During the nine months ended September 30, 2004, Pioneer recorded $3.2 million for employee severance and benefit costs that were incurred in connection with an organizational efficiency project. Of the total of $1.1 million of such costs that were paid during the nine-month period; $0.7 million was paid during the third quarter. Pioneer will pay approximately $0.9 million of employee severance and benefit costs during the last three months of 2004, and substantially all of the balance by June 30, 2005. The concepts of the project are being extended to other areas of Pioneer’s operations and it is anticipated that as a result Pioneer will recognize additional severance and benefits-related charges. The timing and amount of such charges cannot be estimated until there has been further progress with project implementation in those areas. The project involves the design, development and implementation of uniform and standardized systems, processes and policies to improve certain of Pioneer’s management, sales and marketing, production, process efficiency, logistics and material management and information technology functions.

7. Net Income (Loss) per Share

     Basic net income (loss) per share is based on the weighted average number of shares outstanding during the period. Diluted net income (loss) per share considers, in addition to the above, the dilutive effect of potentially issuable shares pursuant to stock option plans (see Note 9) during the period.

     Computational amounts for net income (loss) per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$3,917	$1,953	$(5,777)	$23,377

Basic net income (loss) per share:
Weighted average number of shares outstanding	10,038	10,003	10,032	10,002

Net income (loss) per share	$0.39	$0.20	$(0.58)	$2.34

Diluted net income (loss) per share:
Weighted average number of shares outstanding	10,426	10,145	10,032	10,126

Net income (loss) per share	$0.38	$0.19	$(0.58)	$2.31

     All of the options to purchase shares of common stock that were outstanding during the three-month period ended September 30, 2004, were included in the computation of diluted net income per share, while none of the options to purchase shares of common stock that were outstanding during the nine-month period ended September 30, 2004, were included in the computation of diluted net loss per share because their inclusion would be anti-dilutive. Options to purchase 225,000 shares of common stock that were outstanding during the three and nine months ended September 30, 2003, were not included in the computation of diluted net income per share because the option exercise price exceeded the average market price of the common stock for the applicable period, making their inclusion anti-dilutive.

8. Inventories

     Inventories consisted of the following:

	September 30,	December 31,
	2004	2003
Raw materials, supplies and parts, net	$7,576	$7,673
Finished goods	7,949	8,034

	$15,525	$15,707

9. Stock-Based Compensation

     At September 30, 2004, options to purchase 773,066 shares of PCI’s common stock were outstanding, with exercise prices ranging from $2.00 to $8.28 per share, a weighted average exercise price of $4.46 and a weighted average remaining contractual life of 8.36 years. Options for the purchase of up to 178,000 shares were granted during the nine months ended September 30, 2004, while no options were granted during the nine months ended September 30, 2003. Stock options generally expire 10 years from the date of grant and fully vest after three years.

     Pioneer accounts for stock options under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Stock options issued under Pioneer’s stock option plans have no intrinsic value at the grant date, and Pioneer recorded no compensation costs under APB 25. Had compensation expense for the stock option plans been determined in accordance with Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” Pioneer’s pro-forma net income (loss) and net income (loss) per share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$3,917	$1,953	$(5,777)	$23,377
Add: Stock-based compensation expense included in reported net income (loss)	—	—	57	—
Deduct: Stock-based compensation expense determined under fair- value-based method	(165)	(158)	(451)	(475)

Pro forma net income (loss)	$3,752	$1,795	$(6,171)	$22,902

Net income (loss) per common share:
Basic, as reported	$0.39	$0.20	$(0.58)	$2.34
Basic, pro forma	$0.37	$0.18	$(0.62)	$2.29
Diluted, as reported	$0.38	$0.19	$(0.58)	$2.31
Diluted, pro forma	$0.36	$0.18	$(0.62)	$2.26

10. Supplemental Cash Flow Information

     The net effect of changes in operating assets and liabilities was as follows:

	Nine Months Ended
	September 30,
	2004	2003
Accounts receivable	$(7,157)	$(3,364)
Inventories	363	(544)
Prepaid expenses and other current assets	1,450	2,362
Other assets	(728)	831
Accounts payable	4,861	(11,282)
Accrued liabilities	9,510	5,868
Other long-term liabilities	(2,845)	7,120

Net change in operating assets and liabilities	$5,454	$991

     Following are supplemental disclosures of cash flow information:

	Nine Months Ended
	September 30,
	2004	2003
Cash payments for:
Interest	$9,976	$10,296
Income taxes	—	—

11. Consolidating Financial Statements

     PCI Canada (a wholly-owned subsidiary of PCI) is the issuer of the $150 million principal amount of 10% Senior Secured Notes, which are fully and unconditionally guaranteed on a joint and several basis by PCI and all of PCI’s other direct and indirect wholly-owned subsidiaries.

     Pioneer Americas (a wholly-owned subsidiary of PCI Canada) is the issuer of the $43.2 million principal amount of Senior Guaranteed Notes and the $4.4 million principal amount of Senior Floating Notes, which are fully and unconditionally guaranteed on a joint and several basis by PCI and all of PCI’s other direct and indirect wholly-owned subsidiaries. Together, PCI Canada, Pioneer Americas and the subsidiary note guarantors comprise all of the direct and indirect subsidiaries of PCI.

     Condensed consolidating financial information for PCI and its wholly-owned subsidiaries is presented below. Separate financial statements of PCI Canada and Pioneer Americas are not provided because Pioneer does not believe that such information would be material to investors or lenders of the Company.

Condensed Consolidating Balance Sheet — September 30, 2004 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$517	$2,752	$3	$—	$3,272
Accounts receivable, net	—	11,192	35,824	—	—	47,016
Inventories, net	—	6,163	9,362	—	—	15,525
Prepaid expenses and other current assets	934	2,190	490	—	—	3,614

Total current assets	934	20,062	48,428	3	—	69,427
Property, plant and equipment, net	—	105,149	68,864	1,528	—	175,541
Other assets, net	—	170	4,442	—	—	4,612
Intercompany receivable	—	100,351	—	73,945	(174,296)	—
Investment in subsidiaries	20,618	—	—	—	(20,618)	—
Excess reorganization value over the fair value of identifiable assets	—	84,064	—	—	—	84,064

Total assets	$21,552	$309,796	$121,734	$75,476	$(194,914)	$333,644

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$—	$10,432	$8,022	$—	$—	$18,454
Accrued liabilities	—	12,179	15,066	—	—	27,245
Current portion of long-term debt	—	686	7,979	28	—	8,693

Total current liabilities	—	23,297	31,067	28	—	54,392
Long-term debt, less current portion	—	151,132	51,066	41	—	202,239
Investment in subsidiary	—	155,711	—	587	(156,298)	—
Intercompany payable	7,848	568	165,881	—	(174,297)	—
Accrued pension and other employee benefits	—	7,404	14,144	—	—	21,548
Other long-term liabilities	—	25,137	15,288	1,336	—	41,761
Stockholders’ equity (deficiency in assets)	13,704	(53,453)	(155,712)	73,484	135,681	13,704

Total liabilities and stockholders’ equity (deficiency In assets)	$21,552	$309,796	$121,734	$75,476	$(194,914)	$333,644

Condensed Consolidating Balance Sheet — December 31, 2003 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$500	$1,422	$24	$—	$1,946
Accounts receivable, net	—	10,218	28,582	—	—	38,800
Inventories, net	—	6,219	9,488	—	—	15,707
Prepaid expenses and other current assets	2,812	1,341	865	—	—	5,018

Total current assets	2,812	18,278	40,357	24	—	61,471
Property, plant and equipment, net	—	113,616	74,390	1,528	—	189,534
Other assets, net	—	165	3,766	—	—	3,931
Intercompany receivable	—	87,356	—	67,581	(154,937)	—
Investment in subsidiaries	25,376	—	—	—	(25,376)	—
Excess reorganization value over fair value of identifiable assets	—	84,064	—	—	—	84,064

Total assets	$28,188	$303,479	$118,513	$69,133	$(180,313)	$339,000

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$—	$5,875	$7,152	$—	$—	$13,027
Accrued liabilities	—	5,751	11,585	33	—	17,369
Current portion of long-term debt	—	627	17,830	28	—	18,485

Total current liabilities	—	12,253	36,567	61	—	48,881
Long-term debt, less current portion	—	151,805	51,936	62	—	203,803
Investment in subsidiary	—	144,036	—	445	(144,481)	—
Intercompany payable	9,198	3,527	142,212	—	(154,937)	—
Accrued pension and other employee benefits	—	8,050	16,534	—	—	24,584
Other long-term liabilities	—	25,856	15,301	1,585	—	42,742
Stockholders’ equity (deficiency in assets)	18,990	(42,048)	(144,037)	66,980	119,105	18,990

Total liabilities and stockholders’ equity (deficiency in assets)	$28,188	$303,479	$118,513	$69,133	$(180,313)	$339,000

Condensed Consolidating Statement of Operations — Three Months Ended September 30, 2004 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$49,324	$80,831	$—	$(25,176)	$104,979
Cost of sales	—	(41,509)	(73,831)	(136)	25,176	(90,300)

Gross profit	—	7,815	7,000	(136)	—	14,679
Selling, general and administrative expenses	(218)	(1,629)	(3,577)	—	—	(5,424)
Change in fair value of derivatives	—	—	—	—	—	—
Asset impairment	—	—		—	—	—
Other items	—	—	(97)	—	—	(97)

Operating income (loss)	(218)	6,186	3,326	(136)	—	9,158
Interest expense, net	—	(3,802)	(774)	(2)	—	(4,578)
Other income (expense), net	—	(1,848)	(2,434)	2,434	—	(1,848)

Income (loss) before income taxes	(218)	536	118	2,296	—	2,732
Income tax benefit	—	1,185	—	—	—	1,185

Net income (loss) before equity in earnings of subsidiaries	(218)	1,721	118	2,296	—	3,917
Equity in net loss of subsidiaries	4,135	118	—	138	(4,391)	—

Net income (loss)	$3,917	$1,839	$118	$2,434	$(4,391)	$3,917

Condensed Consolidating Statement of Operations — Three Months Ended September 30, 2003 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$48,517	$76,251 $-		$(24,767)	$100,001
Cost of sales	—	(38,962)	(72,164)	8	24,767	(86,351)

Gross profit	—	9,555	4,087	8	—	13,650
Selling, general and administrative expenses	(81)	(1,686)	(4,225)	—	—	(5,992)
Asset impairment	—	—	—	—	—	—
Other items	—	(18)	42	—	—	24

Operating income (loss)	(81)	7,851	(96)	8	—	7,682
Interest expense, net	—	(3,788)	(792)	(2)	—	(4,582)
Other income (expense), net	—	(92)	(2,259)	2,261	—	(90)

Income (loss) before income taxes	(81)	3,971	(3,147)	2,267	—	3,010
Income tax expense	—	(1,057)	—	—	—	(1,057)

Net income (loss) before equity in earnings (loss) of subsidiaries	(81)	2,914	(3,147)	2,267	—	1,953
Equity in net earnings of subsidiaries	2,034	(3,147)	—	—	1,113	—

Net income (loss)	$1,953	$(233)	$(3,147)	$2,267	$1,113	$1,953

Condensed Consolidating Statement of Operations — Nine Months Ended September 30, 2004 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$138,709	$221,513	$—	$(68,145)	$292,077
Cost of sales	—	(120,446)	(208,490)	(137)	68,145	(260,928)

Gross profit	—	18,263	13,023	(137)	—	31,149
Selling, general and administrative expenses	(673)	(5,800)	(13,961)	53	—	(20,381)
Change in fair value of derivatives	—	—	—	—	—	—
Asset impairment	—	—	—	—	—	—
Other items	—	(1,521)	(1,919)	—	—	(3,440)

Operating income (loss)	(673)	10,942	(2,857)	(84)	—	7,328
Interest expense, net	—	(11,350)	(2,427)	(4)	—	(13,781)
Other income (expense), net	—	(1,109)	(6,738)	6,734	—	(1,113)

Income (loss) before income taxes	(673)	(1,517)	(12,022)	6,646	—	(7,566)
Income tax benefit	—	1,789	—	—	—	1,789

Net income (loss) before equity in earnings (loss) of subsidiaries	(673)	272	(12,022)	6,646	—	(5,777)
Equity in net loss of subsidiaries	(5,104)	(12,022)	—	(141)	17,267	—

Net income (loss)	$(5,777)	$(11,750)	$(12,022)	$6,505	$17,267	$(5,777)

Condensed Consolidating Statement of Operations — Nine Months Ended September 30, 2003 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$134,615	$217,363	$—	$(66,630)	$285,348
Cost of sales	—	(114,518)	(224,965)	140	66,630	(272,713)

Gross profit (loss)	—	20,097	(7,602)	140	—	12,635
Selling, general and administrative expenses	(250)	(4,707)	(15,073)	(10)	—	(20,040)
Change in fair value of derivatives	—	—	87,271	—	—	87,271
Asset impairment	—	—	(40,818)	—	—	(40,818)
Other items	—	(18)	464	—	—	446

Operating income (loss)	(250)	15,372	24,242	130	—	39,494
Interest expense, net	—	(11,373)	(2,806)	(6)	—	(14,185)
Other income (expense), net	—	(4,538)	(11,655)	11,659	—	(4,534)

Income (loss) before income taxes	(250)	(539)	9,781	11,783	—	20,775
Income tax benefit	—	2,602	—	—	—	2,602

Net income (loss) before equity in earnings of subsidiaries	(250)	2,063	9,781	11,783	—	23,377
Equity in net earnings of subsidiaries	23,627	9,781	—	—	(33,408)	—

Net income	$23,377	$11,844	$9,781	$11,783	$(33,408)	$23,377

Condensed Consolidating Statement of Cash Flows — Nine Months Ended September 30, 2004 (in thousands)

		PCI	Pioneer	Other	Pioneer
	PCI	Canada	Americas	Guarantors	Consolidated
Cash flows from operating activities:
Net cash flows from operating activities	$(145)	$2,111	$16,847	$(7)	$18,806
Cash flows from investing activities:
Capital expenditures	—	(1,384)	(4,795)	—	(6,179)
Proceeds from disposal of assets	—	—	35	—	35

Net cash flows from investing activities	—	(1,384)	(4,760)	—	(6,144)

Cash flows from financing activities:
Net payments under revolving credit arrangements	—	—	(9,984)	—	(9,984)
Payments on debt	—	(792)	(826)	(11)	(1,629)
Proceeds from issuance of stock	145	—	—	—	145

Net cash flows from financing activities	145	(792)	(10,810)	(11)	(11,468)

Effect of exchange rate changes on cash	—	132	—	—	132

Net change in cash and cash equivalents	—	67	1,277	(18)	1,326
Cash and cash equivalents at beginning of period	—	499	1,423	24	1,946

Cash and cash equivalents at end of period	$—	$566	$2,700	$6	$3,272

Condensed Consolidating Statement of Cash Flows — Nine Months Ended September 30, 2003 (in thousands)

		PCI	Pioneer	Other	Pioneer
	PCI	Canada	Americas	Guarantors	Consolidated
Cash flows from operating activities:
Net cash flows from operating activities	$1,513	$1,835	$14,381	$6	$17,735
Cash flows from investing activities:
Capital expenditures	—	(1,791)	(4,388)	—	(6,179)

Net cash flows from investing activities	—	(1,791)	(4,388)	—	(6,179)

Cash flows from financing activities:
Net proceeds under revolving credit arrangements	—	—	(1,918)	—	(1,918)
Payments on debt	(1,520)	(649)	(6,236)	(13)	(8,418)
Proceeds from issuance of stock	7	—	—	—	7

Net cash flows from financing activities	(1,513)	(649)	(8,154)	(13)	(10,329)

Effect of exchange rate changes on cash	—	566	—	—	566

Net change in cash and cash equivalents	—	(39)	1,839	(7)	1,793
Cash and cash equivalents at beginning of period	—	1,702	1,074	13	2,789

Cash and cash equivalents at end of period	$—	$1,663	$2,913	$6	$4,582

12. Pension and Other Postretirement Benefits

     Effective February 29, 2004, Pioneer Americas froze benefits under its defined benefit pension plans for substantially all U.S. salaried and union and non-union hourly employees. The effect of the freezing of defined benefit pension plan benefits has been accounted for as a curtailment pursuant to SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” As a result of the curtailment, the projected benefit obligations for the Pioneer Americas pension plans decreased by $4.4 million. The actuarial gain from such decrease was applied against existing unrecognized actuarial losses and Pioneer recorded no curtailment gain in its statement of operations for the nine months ended September 30, 2004.

     The component of net periodic benefit costs related to Pioneer’s defined benefit pension plans for the three months ended September 30, 2004 and 2003 were:

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Three Months Ended September 30, 2004
Components of net periodic benefit cost:
Service cost	$343	$79	$422
Interest cost	660	728	1,388
Expected return on plan assets	(726)	(748)	(1,474)
Amortization of prior service costs	—	—	—
Amortization of net actuarial loss (gain)	(156)	183	27

Net periodic benefit cost	$121	$242	$363

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Three Months Ended September 30, 2003
Components of net periodic benefit cost:
Service cost	$218	$328	$546
Interest cost	503	720	1,223
Expected return on plan assets	(483)	(598)	(1,081)
Amortization of prior service costs	—	(1)	(1)
Amortization of net actuarial loss (gain)	(1)	155	154

Net periodic benefit cost	$237	$604	$841

     The component of net periodic benefit costs related to Pioneer’s defined benefit pension plans for the nine months ended September 30, 2004 and 2003 were:

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Nine Months Ended September 30, 2004
Components of net periodic benefit cost:
Service cost	$930	$238	$1,168
Interest cost	1,786	2,183	3,969
Expected return on plan assets	(1,947)	(2,246)	(4,193)
Amortization of prior service costs	—	1	1
Amortization of net actuarial loss	—	628	628

Net periodic benefit cost	$769	$804	$1,573

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Nine Months Ended September 30, 2003
Components of net periodic benefit cost:
Service cost	$654	$986	$1,640
Interest cost	1,508	2,158	3,666
Expected return on plan assets	(1,448)	(1,794)	(3,242)
Amortization of prior service costs	—	(4)	(4)
Amortization of net actuarial loss (gain)	(4)	466	462

Net periodic benefit cost	$710	$1,812	$2,522

     Pension expense was $1.6 million and $2.5 million for the nine months ended September 30, 2004 and 2003, respectively. Pension contributions were $4.8 million and $4.4 million in the nine months ended September 30, 2004 and 2003, respectively. Total contributions in 2004, which are based on regulatory requirements, are expected to be approximately $5.6 million. Due to the elimination of employee positions in the second quarter of 2004 as a result of the implementation of an organizational efficiency project, partial plan terminations were recognized with respect to two of the Pioneer Americas defined benefit pension plans. Such partial plan terminations did not have any significant impact on the financial statements.

     Effective December 31, 2003, Pioneer Americas’ retiree health care benefits plan was modified to eliminate retiree health care benefits when a participant reaches age 65. Pioneer Americas accounted for the reduction in benefits as a negative plan amendment, which resulted in $4.4 million of unamortized gain included in accrued benefit liability as of December 31, 2003. The gain is amortized over a period of up to 7.63 years.

     The component of net periodic benefit costs related to Pioneer’s postretirement benefits other than pensions for the three months ended September 30, 2004 and 2003 were:

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Three Months Ended September 30, 2004
Components of net periodic benefit cost:
Service cost	$42	$—	$42
Interest cost	78	8	86
Amortization of prior service costs	(8)	(78)	(86)
Amortization of net actuarial gain	(5)	(8)	(13)

Net periodic benefit cost	$107	$(78)	$29

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Three Months Ended September 30, 2003
Components of net periodic benefit cost:
Service cost	$25	$(1)	$24
Interest cost	52	51	103
Amortization of prior service costs	(6)	(234)	(240)
Amortization of net actuarial gain	(2)	(10)	(12)

Net periodic benefit cost	$69	$(194)	$(125)

     The component of net periodic benefit costs related to Pioneer’s postretirement benefits other than pensions for the nine months ended September 30, 2004 and 2003 were:

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Nine Months Ended September 30, 2004
Components of net periodic benefit cost:
Service cost	$114	$2	$116
Interest cost	214	26	240
Amortization of prior service costs	(22)	(234)	(256)
Amortization of net actuarial gain	(2)	(26)	(28)

Net periodic benefit cost	$304	$(232)	$72

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Nine Months Ended September 30, 2003
Components of net periodic benefit cost:
Service cost	$75	$2	$77
Interest cost	158	155	313
Amortization of prior service costs	(20)	(234)	(254)
Amortization of net actuarial gain	(7)	(33)	(40)

Net periodic benefit cost	$206	$(110)	$96

     Pioneer also maintains matched defined contribution savings plans for its employees in the U.S. and Canada. Pioneer’s contributions to these plans are based on the amount of employee contributions to the plans. In connection with the freezing of benefits under Pioneer Americas’ defined benefit plans, after March 1, 2004, the U.S. defined contribution plans have been supplemented by Pioneer Americas with the company’s voluntary contributions to employees’ accounts based on various percentages of compensation. Pioneer’s contributions to the U.S. and Canadian defined contribution plans, consisting of both matching and supplemental contributions, were $0.3 million and $0.1 million for the three months ended September 30, 2004 and 2003, respectively, and $0.9 million and $0.1 million for the nine months ended September 30, 2004 and 2003, respectively.

13. Commitments and Contingencies

     Present or future environmental laws and regulations may affect Pioneer’s capital and operating costs relating to compliance, may impose cleanup requirements with respect to site contamination resulting from past, present or future spills and releases and may affect the markets for Pioneer’s products. Pioneer believes that its operations are currently in general compliance with environmental laws and regulations, the violation of which could result in a material adverse effect on Pioneer’s business, properties or results of operations on a consolidated basis. There can be no assurance, however, that material costs will not be incurred as a result of instances of noncompliance or new regulatory requirements.

     Pioneer relies on certain indemnities from previous owners and has adequate environmental reserves covering known and estimable environmental liabilities at its chlor-alkali plants and other facilities. There can be no assurance, however, that such indemnity agreements will be adequate to protect Pioneer from environmental liabilities at these sites or that such parties will perform their obligations under the respective indemnity agreements. The failure by such parties to perform under these indemnity agreements and/or any material increase in Pioneer’s environmental obligations will have a material adverse effect on Pioneer’s future results of operations and liquidity.

     Pioneer is subject to various legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, Pioneer has adequate legal defenses and/or insurance coverage with respect to these matters, and management does not believe that they will materially affect Pioneer’s operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Organizational Efficiency Project

     During the first quarter of 2004 we began the development and implementation of an organizational efficiency project that we refer to as Project STAR. Project STAR involves the design, development and implementation of uniform and standardized systems, processes and policies to improve our management, sales and marketing, production, process efficiency, logistics and material management and information technology functions. Project activities have included an analysis of our organizational structure and the selection of an optimum workforce design and staffing, as well as the identification and introduction of various production and process efficiency measures.

     We anticipate that the total cost of Project STAR will be approximately $7.7 million. The changes to our organizational structure that we have made as a part of the project resulted in the elimination of 128 employee and contract positions, and almost all of the reductions have now taken place. For the nine months ended September 30, 2004, we recorded $3.2 million for related employee severance and benefits costs. That amount is included in other items in our consolidated statements of operations for the period. The concepts of the project are being extended to other areas of our operations and we anticipate that as a result we will recognize additional severance and benefits-related charges, but the amount of such charges cannot be estimated until there has been further progress with project implementation in those areas. During the nine months ended September 30, 2004, we also incurred $3.8 million in consulting fees and expenses that were related to the project. Those costs have been included in selling, general and administrative expenses in our consolidated statements of operations for the period. We anticipate that during the three months ending December 31, 2004, we will record as a part of selling, general and administrative expenses an additional $0.7 million for consulting fees and expenses, based on a fee structure that depends on the attainment of specified savings.

     We currently anticipate that Project STAR will have the effect of improving our annual cost structure by approximately $11.0 million. We expect that Project Star, which resulted in the elimination of 128 employee and contract positions, will reduce our annual labor and benefits costs by more than $8.0 million, and efficiency measures that have been identified are expected to result in additional annual cost savings of approximately $3.0 million. Of the total savings that are anticipated as a result of Project STAR, through September 30, 2004, we believe we have realized savings of approximately $3.0 million. We anticipate that additional Project STAR initiatives will result in future incremental cost reductions and efficiency improvements, as well as additional consulting fees and severance costs, although of a lesser magnitude than those identified and incurred to date.

Product Prices

     Our quarterly average ECU netback (that is, the price of an electrochemical unit, or “ECU,” consisting of one ton of chlorine and 1.1 tons of caustic soda, adjusted to eliminate the product transportation element) for each of the most recent seven quarters was as follows:

	2003	2004
First Quarter	$362	$339
Second Quarter	406	354
Third Quarter	392	409
Fourth Quarter	366

For purposes of determining our ECU netback, we use prices that we realize as a result of sales of chlorine and caustic soda to our customers, and we do not include the value of chlorine and caustic soda that is incorporated in other products that we manufacture and sell. During the third quarter of 2004, we used approximately 35% of the chlorine and 14% of the caustic soda that we produced to manufacture bleach and hydrochloric acid, as well as other downstream products.

     In January 2004 we announced a $75 per ton price increase for chlorine, but caustic soda prices continued to decline in the first quarter of 2004. As a result of continuing strong demand for chlorine, in April 2004 we implemented an order control program, under which we limit our chlorine customers to contract volumes based on average purchases over the previous three months, with appropriate seasonal adjustments. Demand for caustic soda increased in the second quarter, and in April 2004 we announced a $50 per ton price increase and implemented an order control program for that product. Later in May we announced additional price increases of $45 per ton for caustic soda and $20 per ton for chlorine. In late July we announced an additional $65 per ton price increase for caustic soda, and in late August we announced additional price increases for caustic soda and chlorine of $45 per ton and $20 per ton, respectively. The chlorine and caustic soda price increases were implemented when announced or as soon as permitted by applicable contract terms.

     Our production capacity is approximately 1,500,000 tons of caustic soda and chlorine. Most of the caustic soda and chlorine that we sell to customers is sold under contracts with varying terms and conditions. As of October 25, 2004, we had contracts that will be in effect on January 1, 2005, covering the anticipated sale of an annual total of approximately 520,000 tons of caustic soda and chlorine (including equivalent amounts that will be sold as bleach or hydrochloric acid), and that are subject to contractual provisions that could restrict or eliminate our ability to increase the netback we will receive for the amount of product that is sold under the contracts.

     The prices that we realize for contract sales of caustic soda and chlorine during any quarter, and thus our average ECU netback for the quarter, are different from the caustic soda and chlorine contracts prices that are reported by Chemical Market Associates, Inc. (commonly referred to as CMAI), a leading industry observer. CMAI’s reported monthly contract prices are based on the assumption that price changes are implemented on the first day of the calendar quarter that follows announced price changes, while we have a mix of pricing provisions that in some cases limits or delays the implementation of price changes. CMAI’s reported monthly contract prices also relate to products that are produced and delivered in the U.S. Gulf Coast. While the majority of the demand for North American chlor-alkali production does occur in the U.S. Gulf Coast region, only one of our plants is located in that region, and regional supply and demand factors and logistical considerations generally result in varying regional prices for our products.

     During the most recent quarter our average ECU netback was $409, while the average ECU netback quoted by CMAI for the same quarter was $503. In general, changes in our average ECU netback and the related effect on our revenues and cash flow have lagged changes in our announced prices and changes in contract prices that are reported by CMAI, although the resulting benefit to us in a period of declining prices is of a somewhat lesser magnitude. The following table illustrates the recent relationship between our average ECU netback and the monthly contract price reported by CMAI:

     For the month of October 2004 our average ECU netback was approximately $450. Since part of the benefit of the price increases that we have announced has been delayed, we expect that our average ECU netback will increase during the balance of 2004 and during the first quarter of 2005, even in the absence of any further price increases. Plant operating rates in the chlor-alkali industry are reportedly at near capacity, and further increases in ECU prices during the remainder of 2004 or in 2005 could be announced if these conditions continue.

     The order control programs that we have implemented for both chlorine and caustic soda are a necessary means of balancing the demand for the products with our manufacturing capacity and the availability of products that we are able to purchase for resale, as permitted by our standard contract terms. Many of our competitors are reported to have adopted similar programs as a result of the industry’s current operating rate.

Production

     Our quarterly production volumes, expressed in terms of ECUs (one ton of chlorine and 1.1 tons of caustic soda), at our chlor-alkali facilities for the most recent seven quarters were as follows:

	2003	2004
First Quarter	175,764	169,555
Second Quarter	161,725	183,404
Third Quarter	173,565	177,751
Fourth Quarter	160,071

     During the most recent quarter our chlor-alkali plants operated at approximately 97% of capacity. The reduction from the previous quarter resulted from a combination of planned maintenance outages, certain operating equipment failures, and a brief disruption in salt supply resulting from one of the season’s hurricane events. We expect that planned maintenance outages at our chlor-alkali plants will reduce ECU production by approximately 7,500 tons during each of the quarters ending December 31, 2004, and March 31, 2005, and additional reductions could occur as a result of operating equipment failures.

     The volumes (in tons) of caustic soda that we purchased for resale during the most recent seven quarters were as follows:

	2003	2004
First Quarter	24,195	30,636
Second Quarter	27,412	39,504
Third Quarter	38,495	35,080
Fourth Quarter	47,307

     We use purchases for resale to satisfy contractual commitments to customers. Some of the purchases are made under contracts with suppliers, and others are made on a spot basis. On average, our margins on purchases for resale are lower than the margins we realize from the sales of caustic soda that is produced in our own plants. During the remainder of 2004 the decreasing availability of caustic soda may limit our ability to maintain or increase the amount of caustic soda that we purchase for resale.

Raw Material Costs

     The electricity costs associated with our production of chlor-alkali products can materially affect our results of operations, as each one dollar change in our cost for a megawatt hour of electricity generally results in a corresponding change of approximately $2.75 in our cost to produce an ECU. The amounts that we spent on our power requirements during each of the most recent seven quarters, and the corresponding percentages of our cost of sales — product that those amounts represented, were as follows:

	2003		2004
		Percentage of Cost of		Percentage of Cost of
	Total Power Costs	Sales - Product	Total Power Costs	Sales - Product
First Quarter	$19,691	23%	$19,989	23%
Second Quarter	18,780	23%	21,273	25%
Third Quarter	21,272	25%	23,051	26%
Fourth Quarter	18,560	21%

     Electricity rates increased during the third quarter of 2004, and our total power costs increased despite lower production levels during the quarter. Electricity purchases account for the largest percentage of our raw material cost, and our plants at St. Gabriel and Henderson rely on power sources that primarily use natural gas for the generation of electricity.

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

     The Department of Environmental Quality of the State of Louisiana recently initiated a program with goals of continual reduction in the use and release of mercury in the state and the minimization of human exposure to mercury through improved communication, management, research, collection, recycling and disposal. We could incur substantial capital expenditures and/or expenses in meeting any new emissions limitations and standards that result from the EPA’s regulatory process or the State of Louisiana’s initiatives.

Liquidity and Capital Resources

     Debt, Financial Leverage and Covenants. At September 30, 2004, our senior secured debt aggregated $204.4 million, consisting of Senior Secured Floating Rate Guaranteed Notes due 2006 in the aggregate principal amount of $43.2 million (the “Senior Guaranteed Notes”), Floating Rate Term Notes due 2006 in the aggregate principal amount of $4.4 million (the “Senior Floating Notes”), 10% Senior Secured Guaranteed Notes due 2008 in the aggregate principal amount of $150 million (the “10% Senior Secured Notes”), and $6.8 million outstanding under a Revolving Credit Facility with a $30 million commitment and a borrowing base restriction (the “Revolver”). Collectively, the $197.6 million in Senior Guaranteed Notes, Senior Floating Notes and 10% Senior Secured Notes are referred to as the Senior Notes and together with the Revolver are referred to as the Senior Secured Debt.

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

     One of the covenants in the Revolver requires us to generate at least $21.55 million of net earnings before extraordinary gains, the effects of derivative instruments excluding derivative expenses paid by us, interest, income taxes, depreciation and amortization (referred to as “Lender-Defined EBITDA”) for each twelve-month period ending at the end of each calendar quarter. Our Lender-Defined EBITDA for the twelve months ended September 30, 2004, was $30.6 million, which was greater than the $21.55 million required under the Revolver covenant for that period.

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

     The calculation of Lender-Defined EBITDA for the twelve months ended September 30, 2004, and for each of the quarters in that period is as follows (dollar amounts in thousands):

					Twelve Months
	Three Months Ended				Ended
	December 31,	March 31,	June 30,	September 30,	September 30,
	2003	2004	2004	2004	2004
Net income (loss)	$(5,190)	$(7,293)	$(2,401)	$3,917	$(10,967)
Extraordinary gains	—	—	—	—	—
Income tax (benefit) expense	(684)	(262)	(342)	(1,185)	(2,473)
Interest expense, net	4,879	4,642	4,561	4,578	18,660
Depreciation and				—
Amortization	5,500	8,884	5,470	5,557	25,411

Lender-Defined EBITDA	$4,505	$5,971	$7,288	$12,867	$30,631

     If in the future the required Lender-Defined EBITDA level under the Revolver were not met or if we were to fail to comply with other covenants and the lender did not waive our non-compliance, we would be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur, the lender could refuse to make further advances. Following any such refusal, customer receipts would be applied to our borrowings under the Revolver, and we would not have the ability to reborrow. This would cause us to suffer a rapid loss of liquidity and we would lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow the lender to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under the Senior Notes that would provide the holders of the Senior Notes with the right to demand immediate repayment.

     The Revolver contains additional covenants requiring us to maintain Liquidity (as defined in the agreement) of at least $5.0 million, and limiting capital expenditure levels to $25.0 million in each calendar year. At September 30, 2004, our Liquidity was $21.0 million, consisting of borrowing availability, net of outstanding letters of credit, of $17.7 million and cash of $3.3 million. Our capital expenditures were $6.2 million in the nine months ended September 30, 2004, and we estimate capital expenditures will be approximately $9.5 million during 2004. The Revolver also provides that, as a condition of borrowings, there shall not have occurred any material adverse change in our business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).

     Our borrowings under the Revolver as of September 30, 2004, were $6.8 million. Our $30 million Revolver commitment is subject to borrowing base limitations related to the level of eligible accounts receivable, as determined in accordance with and subject to reserves established pursuant to the agreement, and as reduced by the amount of letters of credit that are outstanding. As a result, on September 30, 2004, our additional availability under the Revolver was approximately $17.7 million, and our Liquidity was $21.0 million.

     The cash that we will generate from our operations might not be sufficient to repay the Revolver and the Tranche A Notes when they are due in December 2006. However, should recent improvements in product margins be sustained, the cash that we will generate from our operations might be sufficient to repay the obligations outstanding under the Revolver and the Tranche A Notes on or before their maturities in December 2006. We do not anticipate that the cash that we will generate from our operations will be sufficient to repay the 10% Senior Secured Notes when they are due in December 2008. To the extent that we are unable to repay any such indebtedness when it is due, it would be necessary to refinance the indebtedness, issue new equity or sell assets. The terms of any necessary new borrowings would be determined by then-current market conditions and other factors, and could impose significant additional burdens on our financial condition and operating flexibility, and the issuance of new equity securities could dilute the interest of our existing stockholders. We cannot provide any assurance that we will generate sufficient cash from our operations to repay our outstanding debt obligations or that we would be able to refinance any of our indebtedness, raise equity on commercially reasonable terms or at all, or sell assets, which failure could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.

     Shelf Registration Statement. On September 16, 2004, our shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission. Under the shelf registration statement we may offer any combination of senior or subordinated debt securities, common stock, preferred stock and warrants from time to time in one or more offerings with a total offering price of up to $100 million. We have not offered or sold any securities that are available under the shelf registration statement.

     Possible Asset Dispositions. During the third quarter of 2004 we engaged a real estate broker in connection with the possible sale of approximately 60 acres of vacant land located at our Henderson facility, which is located in the Las Vegas Valley at the intersection of I-515 and I-215. We are also seeking a buyer for up to 750 annual acre-feet of Colorado River water rights. The assets have a nominal book value. If the assets are sold, the transaction(s) are not expected to be completed until 2005 and/or 2006. The net proceeds from such sales, if any, must be applied to mandatory redemptions and prepayments of the Tranche A Notes, as discussed above under “Debt, Financial Leverage and Covenants.”

     Future Payment Commitments. For the three months ending December 31, 2004, we expect to have cash requirements, in addition to recurring operating and administrative costs, of approximately $15.4 million, consisting of the following: (i) interest payments of $8.8 million, (ii) capital expenditures of $3.3 million, (iii) environmental remediation spending of $1.2 million, (iv) payments of severance and benefit costs of $0.9 million, (v) consulting fees and expenses in connection with Project STAR of $1.1 million and (vi) contractual debt repayments of $0.1 million. These amounts are our current estimates and they could materially change. We expect to fund these obligations through available borrowings under our Revolver and internally-generated cash flows from operations, including changes in working capital.

     Settlement of Dispute with the Colorado River Commission. On March 3, 2003, all of the conditions were satisfied with respect to the settlement of our dispute with the Colorado River Commission (“CRC”), a Nevada state agency, regarding the supply of power to our Henderson facility. As a result of the settlement, which was effective as of January 1, 2003, we were released from all claims for liability with respect to electricity derivatives agreements and all litigation with CRC was dismissed.

     As of December 31, 2002, we had recorded a net liability of $87.3 million for the net mark-to-market loss on outstanding derivative positions, and a receivable from CRC of $21.0 million, included in “Other Assets, Net” on the balance sheet, for estimated proceeds received by CRC for matured derivative contracts. Due to the settlement of the CRC dispute, both the $87.3 million net liability and the $21.0 million receivable were reversed in the first quarter of 2003, resulting in a non-cash net gain of $66.3 million. These amounts were recorded in the consolidated statement of operations for the nine months ended September 30, 2003, as $87.3 million of operating income under the caption “Change in Fair Value of Derivatives,” to reflect the reversal of the previously recorded mark-to-market loss, and $21.0 million of “Cost of Sales — Derivatives,” reflecting the reversal of the receivable from CRC (see Note 4 to the consolidated financial statements).

     Net Operating Loss Carryforwards. As of December 31, 2003, we had net operating loss carryforwards (“NOLs”) originating in 2002 and 2003 of approximately $66 million available to offset future taxable income. If not utilized, the NOLs will expire in 2022 and 2023 and are currently not subject to limitation. However, the full utilization of the NOLs might be affected if a 50 percentage point change occurs in ownership among our stockholders as provided under Internal Revenue Code Section 382.

     Net Cash Flows from Operating Activities. During the first nine months of 2004 our cash flow provided by operating activities was $18.8 million, $1.1 million more than during the same period in 2003. During the 2004 period changes in operating assets and liabilities increased operating cash flows by $5.5 million, compared to an increase of $1.0 million in the comparative prior period. The current period increase resulted primarily from an increase in accrued liabilities related to the costs of the organizational efficiency project, increased accrued interest on Tranche A Notes, increased electricity prices and an increase in accounts payable to a normal level of activity. These effects were offset by changes in accounts receivable, which increased due to the increase of sales volumes and prices in the third quarter.

     Net Cash Flows from Investing Activities. All of the cash that we used in investing activities related to capital expenditures during the first nine months of 2004 and the first nine months of 2003. The net amounts of cash used in the two periods were $6.1 million and $6.2 million, respectively.

     Net Cash Flows from Financing Activities. Cash used in financing activities during the first nine months of 2004 was $11.5 million, due primarily to debt payments of $1.6 million along with repayments, net of borrowings, of $10.0 million on the Revolver. In the same period in 2003, $10.3 million was used in financing activities, consisting primarily of debt payments made during the period, including a $2.4 million redemption and prepayment of the Tranche A Notes and $3.0 million for the repayment of two promissory notes, as well as net repayments under the Revolver of $1.9 million.

Critical Accounting Policies and Estimates

     Our Annual Report on Form 10-K for the year ended December 31, 2003, includes a discussion of the critical accounting policies and estimates that we use in the preparation of our financial statements. There were no significant changes in our critical accounting policies and estimates during the quarter ended September 30, 2004.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004, Compared to Three Months Ended September 30, 2003

     Revenues. Our revenues for the three months ended September 30, 2004 and 2003 were derived as follows (dollars in thousands, except ECU netback):

	Three Months Ended
	September 30,
	2004	2003
Chlorine and caustic soda	$75,153	$70,200
Other products	29,826	29,801

	$104,979	$100,001

ECU netback*	$409	$392

*	The ECU netback relates only to sales of chlorine and caustic soda to customers, and not to the value of chlorine and caustic soda that is incorporated in other products that we manufacture and sell.

     During the three months ended September 30, 2004, we produced 177,751 tons of chlorine and 195,526 tons of caustic soda; we used approximately 35% of the chlorine and 14% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. We also purchased 35,080 tons of caustic soda for resale during the quarter. During the three months ended September 30, 2003, we produced 173,565 tons of chlorine and 190,922 tons of caustic soda; we used approximately 29% of the chlorine and 12% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. We purchased 38,495 tons of caustic soda for resale during the 2003 quarter.

     Revenues increased by $5.0 million, or approximately 5%, to $105.0 million for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. Our revenues in the most recent quarter from sales of chlorine and caustic soda were $5.0 million higher than the year-earlier quarter, primarily as a result of the increased volumes of chlorine and caustic soda that were sold and a higher average ECU netback price, consisting of increased chlorine prices partially offset by lower caustic soda prices. The average ECU netback (which relates only to sales of chlorine and caustic soda to customers) for the three months ended September 30, 2004, was $409, an increase of 4% from the average netback of $392 during the three months ended September 30, 2003. Revenues from other products were relatively flat compared to the same period in 2003. The higher sales volumes in the most recent quarter were possible as we operated our plants at higher production rates.

     Cost of Sales — Product. Cost of sales — product increased by $3.9 million, or approximately 5%, for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, and represented approximately 86% of revenues in both the 2004 quarter and the year-earlier quarter. In the most recent quarter our variable product costs were $5.0 million higher than in the prior-year period, primarily as a result of a $2.1 million increase in salt and electricity costs, due to higher production volumes, and a $1.7 million increase in purchase for resale costs. Freight cost were also $1.1 million higher during the 2004 period. Partially offsetting these increases were lower fixed cost of sales, primarily as a result of a $0.8 million decrease in personnel-related expenses and maintenance cost that was $1.4 million lower.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.6 million, or approximately 9%, to $5.4 million for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. The decrease was primarily attributable to lower personnel-related expenses of $0.8 million, partially offset by a $0.5 million increase in consulting fees and expenses.

     Interest Expense. Interest expense was relatively unchanged during the three months ended September 30, 2004, as compared to the three months ended September 30, 2003.

     Other Expense, Net. Other expense, net of $1.8 million in the third quarter of 2004 reflected currency exchange loss, compared to a currency exchange loss of $0.1 million for the comparable period in 2003.

     Income Tax Benefit (Expense). There was an income tax benefit for the quarter ended September 30, 2004, of $1.2 million, reflecting Canadian tax benefit from our Canadian operations. Income tax expense of $1.1 million for the quarter ended September 20, 2003, related to Canadian tax expense for the Canadian operations.

     Net Income. Due to the factors described above, net income for the three months ended September 30, 2004, was $3.9 million, compared to net income of $2.0 million for the third quarter of 2003.

Nine Months Ended September 30, 2004, Compared to Nine Months Ended September 30, 2003

     Revenues. Our revenues for the nine months ended September 30, 2004 and 2003 were derived as follows (dollars in thousands, except ECU netback):

	Nine Months Ended
	September 30,
	2004	2003
Chlorine and caustic soda	$208,911	$208,739
Other products	83,166	76,609

	$292,077	$285,348

ECU netback*	$366	$387

*	The ECU netback relates only to sales of chlorine and caustic soda to customers, and not to the value of chlorine and caustic soda that is incorporated in other products that we manufacture and sell.

     During the nine months ended September 30, 2004, we produced 530,710 tons of chlorine and 583,781 tons of caustic soda; we used approximately 31% of the chlorine and 12% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. We also purchased 105,220 tons of caustic soda for resale during the first nine months of 2004. During the nine months ended September 30, 2003, we produced 511,054 tons of chlorine and 562,159 tons of caustic soda; we used approximately 26% of the chlorine and 11% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. We purchased 90,102 tons of caustic soda for resale during the first nine months of 2003.

     Revenues for the nine months ended September 30, 2004 were $292.1 million, an increase of $6.7 million, or approximately 2%, as compared to the nine months ended September 30, 2003. Revenues from sales of chlorine and caustic soda were relatively flat, with higher sales volumes of caustic soda and chlorine being offset by lower average ECU netback prices, with a decrease in caustic soda prices being partially offset by higher chlorine prices . The average ECU netback (which relates only to sales of chlorine and caustic soda to customers) for the nine months ended September 30, 2004, was $366, a decrease of 5% from the average netback of $387 during the nine months ended September 30, 2003. Revenues from other products increased by $6.6 million compared to the nine months ended September 30, 2003, including increases of $2.8 million from sales of hydrochloric acid, $0.9 million from sales of bleach and $2.9 million from sales of various other products. The higher sales volumes in the most recent nine-month period were possible as we operated our plants at higher production rates.

     Cost of Sales — Product. Cost of sales — product increased by $9.2 million, or approximately 4%, for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, and represented approximately 89% of revenues in the 2004 period, compared to approximately 88% in the year-earlier period. Due to higher production and sales volumes, in the most recent period our variable product costs were $12.5 million higher than in the prior-year period, primarily resulting from increased salt and electricity costs of $5.9 million and $4.3 million of increased purchase for resale costs. Freight costs also increased by $3.6 million during the period. In the most recent period we also had higher depreciation expense of $3.7 million, which resulted primarily from the charge recorded in the first quarter of 2004 for non-productive assets at the Tacoma chlor-alkali facility. The increases in the 2004 period were partially offset by the absence of an environmental charge of $9.5 million that was recorded in the first quarter of 2003.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.3 million, or approximately 2%, to $20.4 million for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. The increase for the 2004 period was primarily due to consulting fees and expenses, for the most part related to the organizational efficiency project, of $3.8 million, partially offset by decreases of $2.0 million in bad debt expense and $0.6 million in personnel-related expenses.

     Asset Impairment. No asset impairment charges were recorded for the nine months ended September 30, 2004. In the corresponding 2003 period there was a $40.8 million impairment charge related to the Henderson facility (see Note 5 to the consolidated financial statements).

     Other Items. Other items increased by $3.9 million for the nine months ended September 30, 2004, compared to the year-earlier period. In the 2004 period we recognized $3.2 million of severance and related charges associated with our organizational efficiency project, while the 2003 period included a gain of $0.4 million for the early payment of a promissory note.

     Interest Expense. Interest expense decreased by $0.4 million, to $13.8 million, for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003.

     Other Expense, Net. Other expense, net of $1.1 million in the 2004 period primarily reflected currency exchange loss, compared to the currency exchange loss of $4.5 million for the nine months ended September 30, 2003.

     Income Tax Benefit. The income tax benefit for the nine-month periods ended September 30, 2004 and September 30, 2003, was $1.8 million and $2.6 million, respectively, reflecting Canadian tax benefit from our Canadian operations.

     Net Income (Loss). Net loss for the nine months ended September 30, 2004, was $5.8 million, compared to net income of $23.4 million for the first nine months of 2003. The decrease resulted from the factors described above, as well as the absence of the effects of the settlement of a dispute with the Colorado River Commission of Nevada that occurred in the first quarter of 2003 (see Note 4 to the consolidated financial statements).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The nature of our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2003, did not change significantly during the nine months ended September 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     Forward-Looking Statements. We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords. Many of these risks are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2003, in “Item 1. Business — Risks” which is hereby incorporated by reference.

     From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning the timing and success of specific projects (including our organizational efficiency project and the sale of excess land and water rights at our Henderson facility) and our future prices, liquidity, debt levels, production, revenue, income, expenses, product margins, cash flows, capital spending and pension contributions. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “forecast,” “budget,” “goal” or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement. Any statement contained in this report, other than statements of historical fact, is a forward-looking statement.

     Various statements this report contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution against any undue reliance on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic, business and market conditions, including economic instability or a downturn in the markets served by us;

•	the cyclical nature of our product markets and operating results;

•	competitive pressures affecting selling prices and volumes;

•	the supply/demand balance for our products, including the impact of industry capacity;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of production hazards;

•	failure to comply with financial covenants contained in our debt instruments;

•	inability to make scheduled payments on or refinance our indebtedness;

•	loss of key customers or suppliers;

•	increased prices for raw materials, including electricity;

•	disruption of transportation or higher than expected transportation or logistics costs;

•	environmental costs and other expenditures in excess of those projected;

•	changes in laws and regulations inside or outside the United States;

•	uncertainty with respect to interest rates;

•	fluctuations in currency exchange rates;

•	the effects of our organizational efficiency project;

•	our ability to procure the sale of certain excess land and water rights at our Henderson facility; and

•	the occurrence of extraordinary events, such as the attacks on the World Trade Center and the Pentagon that occurred on September 11, 2001, or the war in Iraq.

     We believe the items we have outlined above, as well as others, are important factors that could cause our actual results to differ materially from those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed most of these factors in more detail elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2003. These factors are not necessarily all of the important factors that could affect us. Unpredictable or unknown factors that we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our security holders that they should (i) be aware that important factors we do not refer to above could affect the accuracy of our forward-looking statements and (ii) use caution and common sense when considering our forward-looking statements.

ITEM 6. EXHIBITS

31.1	Certification of Michael Y. McGovern required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Gary L. Pittman required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Michael Y. McGovern required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Gary L. Pittman required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

99.1†	Items incorporated by reference from the Pioneer Companies, Inc. Form 10-K for the year ended December 31, 2003: Item 1 Business - Risks.

†	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PIONEER COMPANIES, INC.
Date: November 1, 2004	By:	/s/ Gary L. Pittman
Gary L. Pittman
Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

31.1	Certification of Michael Y McGovern required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Gary L. Pittman required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Michael Y. McGovern required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Gary L. Pittman required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

99.1†	Items incorporated by reference from the Pioneer Companies, Inc. Form 10-K for the year ended December 31, 2003: Item 1 Business - Risks.

†	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference