Form 10-K
period 2004-12-31
PIONEER COMPANIES INC
filed 2005-03-28
CIK 830141

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File No. 000-31230

Pioneer Companies, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1215192 (I.R.S. Employer Identification No.)

700 Louisiana Street, Suite 4300, Houston, Texas (Address of principal executive offices)	77002 (Zip code)

Registrant’s telephone number, including area code:
(713) 570-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered Not applicable

Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $.01 per share
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2004, based on the last reported trading price of the registrant’s common stock on the OTC Bulletin Board on that date, was $71.3 million. For purposes of the above statement only, all directors, executive officers and 10% shareholders are deemed to be affiliates.

     There were 11,175,610 shares of the registrant’s common stock outstanding on March 22, 2005.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant’s definitive proxy statement for the registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

     We believe that our chlor-alkali production capacity represents approximately 5% of the chlor-alkali industry’s production capacity in the United States and Canada. We currently operate the following production facilities that produce chlorine and caustic soda and related products. Production capacity is stated in tons.

		Production
Location	Manufactured Products	Capacity
Becancour, Quebec	Chlorine	340,000
	Caustic soda	383,000
	Hydrochloric acid	250,000
	Bleach	236,000
St. Gabriel, Louisiana	Chlorine	197,000
	Caustic soda	216,700
Henderson, Nevada	Chlorine	152,000
	Caustic soda	167,200
	Hydrochloric acid	130,000
	Bleach	180,000
Dalhousie, New Brunswick	Chlorine	36,000
	Caustic soda	40,000
	Sodium chlorate	22,000
Cornwall, Ontario	Hydrochloric acid	14,700
	Cereclor(R) chlorinated paraffin	9,800
	IMPAQT(R) pulping additive	3,000
Tracy, California	Bleach	233,000
Santa Fe Springs, California	Bleach	233,000
Tacoma, Washington	Bleach	90,000
	Calcium chloride	8,800

     In December 2004 we began the process of moving the bleach production equipment at our Cornwall, Ontario plant to the Becancour, Quebec plant. Following the March 2005 completion of the equipment transfer, the bleach production capacity of the Becancour plant increased from 9,600 tons to 236,000 tons, and we no longer produce bleach at the Cornwall plant.

     During 2001 we idled half of the production at our Tacoma, Washington chlor-alkali plant, and in 2002 the plant’s remaining production capacity was idled. We had considered the possibility of resuming chlor-alkali production operations at the facility, but in March 2004 it was determined that as a result of our inability to identify and develop the significant long-term market base that would be served by the plant, chlor-alkali production at the plant would not be resumed. We have continued to use the plant site as a terminal to serve certain customers in the Pacific Northwest and for the production of calcium chloride. We produce bleach at a separate facility in Tacoma.

     Chlor-alkali manufacturers in the United States and Canada account for approximately 24% of world chlor-alkali annual production capacity, with approximately 14.8 million tons of chlorine and 15.7 million tons of caustic soda production capacity. The Dow Chemical Company (“Dow”) and Occidental Chemical Corporation (“OxyChem”) are the two largest chlor-alkali producers in North America, together representing approximately 52% of U.S. and Canadian capacity. We believe that percentage will increase to approximately 57% if OxyChem completes its recently-announced acquisition of the chlor-alkali business of Vulcan Chemicals. Seventeen companies (including Vulcan Chemicals) share the remaining capacity, and approximately 75% of the total capacity is located on the Gulf Coast. The chlor-alkali industry in the United States and Canada is highly competitive, and many of our competitors, including Dow and OxyChem, are substantially larger and have greater financial resources than we do. While widely available technology is used in chlor-alkali production, capital requirements, regulatory requirements and the difficulty of obtaining permits for the production of chlor-alkali and chlor-alkali related products create some obstacles to entry.

     Our ability to compete effectively depends on our ability to maintain a competitive cost structure, to provide reliable and responsive service to our customers and to operate in a safe and environmentally responsible manner. Our goal is to build long-term relationships with our customers by meeting their product quality, delivery schedule and sales support needs. We believe that there are some characteristics of our production capabilities that distinguish us from many of our competitors, including the following:

•	our Becancour facility is a lower-cost production facility as a result of that facility’s use of hydropower;

•	our St. Gabriel facility has three pipelines that allow us to efficiently transport and supply chlorine to customers in the area; and

•	our Henderson facility is the only currently operating chlor-alkali production facility in the western region of the United States, providing us with a strong regional presence and transportation cost advantages.

     In 2004 approximately 202,000 tons (29%) of the chlorine and 81,000 tons (10%) of the caustic soda that we produced at our chlor-alkali plants were used for our internal production of other products, primarily bleach and hydrochloric acid. We sell our remaining production in the merchant market. In contrast, many chlor-alkali companies use a large proportion of the chlorine that they produce for the internal production of other chemical products. At times those companies treat the caustic soda that they produce as a secondary product that they are willing to dispose of at a discount, which affects the prices we are able to realize for sales of caustic soda.

     Our St. Gabriel and Dalhousie facilities use the mercury cell production process, which yields low-salt caustic soda. In the past low-salt caustic soda has been considered a niche product that is required by certain customers, but that is not currently the case, and many of our competitors benefit from a greater use of the membrane production process. See “ — Technology” below.

     Other competitive disadvantages that we face include relatively high power costs at our Henderson and St. Gabriel facilities; our need to acquire salt from third-party producers, with attendant availability, cost and transportation issues; our inability to spread our fixed costs over a large manufacturing base; and our inability to serve some customers in Canada and the United States without incurring significant transportation costs. The vinyl and aluminum industries use significant amounts of chlorine and caustic soda production. While we do not sell large amounts of our products to customers in either industry, conditions in those industries have a material effect on the overall market supply of chlorine and caustic soda and the prices paid by our customers. See “— Marketing, Pricing, Production and Transportation — Marketing” below.

     Much of the bleach that we produce at several of our plants is sold in bulk quantities for use in municipal water treatment and as a disinfectant in food processing. We also supply bulk bleach to consumer and commercial disinfectant and cleanser manufacturers. Hydrochloric acid has a variety of industrial uses, including mining operations and the production of oil and gas, exotic metals, rocket fuel, computer hardware, dyes, ink and solvents. Sodium chlorate is used in pulp and paper bleaching, and chlorinated paraffin is used in plastics compounding and in cosmetics and lotions manufacturing. We produce hydrogen as a by-product of the production of chlorine and caustic soda. Pipelines at the Becancour, Henderson and St. Gabriel plants are used to transport hydrogen produced at those plants directly to purchasers, and we also use hydrogen either as a raw material in the production of hydrochloric acid or as a boiler fuel.

     We primarily use our own sales force to serve our markets, although we also sell some of our products to distributors. We use one facility that we own and three leased terminal facilities to store and distribute caustic soda and hydrochloric acid, and we use an additional fifteen transfer facilities owned by third parties where rail shipments are transloaded to trucks for local distribution.

Recent Developments

Equity Offering

     On December 6, 2004, we completed an underwritten public offering of 1.1 million shares of our common stock. The net proceeds from the offering were approximately $22.1 million, after deducting related expenses. We used all of the net proceeds of the offering to redeem and prepay a portion of our outstanding senior secured indebtedness. The shares issued in the offering were a portion of those included in a shelf registration statement that we filed with the Securities and Exchange Commission and that was declared effective on September 16, 2004.

Recent Trends in Product Prices and Costs

     In accordance with industry practice, we compare ECU prices on a netback basis, reporting and analyzing prices without regard to the cost of transporting the products to customers to allow for a comparable means of price comparisons between periods and with respect to our competitors. We believe that during 2005 our average ECU netback will be greater than the 2004 average of $393, as the demand for chlorine and caustic soda, as well as for bleach and hydrochloric acid (downstream products that we produce), continues to be strong, and no production capacity additions in the North American chlor-alkali industry are anticipated to occur during the year. We expect that our operating margins will improve as a result of the higher ECU values, although natural gas prices are still at relatively high levels and the prices we must pay for salt have also increased over the last few months. Electricity purchases account for the largest percentage of our raw material cost, and our plants at St. Gabriel and Henderson rely on power sources that primarily use natural gas for the generation of electricity. High energy prices are also affecting the global positioning of chlor-alkali production capacity, since production capacity and demand is increasing in Asia, where access to lower-cost power is available.

Cost-Reduction Measures

     Project STAR. During the first quarter of 2004 we engaged a consulting group to assist us in an organizational efficiency project, which we refer to as Project STAR. The project has involved the design, development and implementation of uniform and standardized systems, processes and policies to improve our management, sales and marketing, production, process efficiency, logistics and material management and information technology functions. The project has improved our efficiency and our operating margins, so that we will be able to improve our cost competitiveness with other North American chlor-alkali producers, most of which are larger, enjoy access to lower-cost raw material and energy sources, and, because of the scale of their production facilities, have significantly lower unit operating costs.

     We anticipate completing Project STAR by June 30, 2005, after incurring total employee severance and benefit-related costs of approximately $3.7 million in connection with the project. During 2004 $3.5 million of those costs were included in other items in our consolidated statements of operations. A total of $2.1 million of such costs were paid during the year, resulting in a liability balance at December 31, 2004, of $1.4 million. We also paid a total of $4.6 million in consulting fees in connection with the project, which were included in our selling, general and administrative expense in 2004.

     We currently anticipate that Project STAR will have the effect of improving our annual cost structure by approximately $11.0 million. We expect that the project, which resulted in the elimination of 128 employee and contract positions, will reduce our annual labor and benefits costs by more than $8.0 million, and efficiency measures that have been identified are expected to result in additional annual cost savings of approximately $3.0 million. Of the total anticipated savings, we believe that we realized savings of approximately $5.7 million during 2004, primarily as a result of reductions in labor and benefits costs, although as noted above we also incurred certain consulting fees in 2004 in connection with the project. We anticipate that additional Project STAR initiatives will result in future incremental cost reductions and efficiency improvements, as well as additional consulting fees and severance costs, although of a lesser magnitude than those identified and incurred to date.

     Realignment of Certain Canadian Operations. During the first quarter of 2005 we discontinued the production of bleach at our plant in Cornwall, Ontario, and transferred the production assets to our chlor-alkali plant in Becancour, Quebec. The transfer will result in the termination of 14 employees, resulting in severance costs of approximately $1.0 million, approximately half of which was recognized during the fourth quarter of 2004. There will be a net elimination of nine employee positions, after taking into account necessary additional staffing at the Becancour plant, and we anticipate that the transfer will reduce our annual labor and benefits costs by approximately $1.5 million. We also expect to be able to realize the benefit of additional transportation and production savings as a result of the move, although we have not yet quantified those savings.

     Benefit Costs. As part of a continuing effort to reduce our costs, the employee health care plan that we provide to our U.S. employees was revised in 2003 to reduce the share of health care costs that are borne by the company, and further reductions were effected for 2004 and 2005. However, the reductions may be offset in part or whole by increased health care costs generally. Effective February 29, 2004, benefits under our U.S. defined benefit pension plans were frozen, and retirement benefits for current service of our U.S. employees are now provided through enhanced contributions to our defined contribution pension plan.

Marketing, Pricing, Production and Transportation

Marketing

     Chlorine and caustic soda are commodity chemicals that we typically sell under contracts to customers in the United States and Canada, although we occasionally export an immaterial amount of caustic soda on a spot basis. Because chlorine and caustic soda are commodity chemicals, our sales contracts often contain pricing that is determined on a quarterly basis by mutual agreement. Contracts that we entered into during prior periods often contained “meet or release” clauses that allow the customer to terminate the contract if we do not meet a better price that the customer is offered by a competitor for future product purchases. In the current market environment we will agree to such a contractual provision only if the pricing and volume provisions of a particular account justify or limit our risk to adverse market conditions. Our contracts may also allow either party to terminate the agreement if mutual agreement as to the applicable price for future product purchases is not reached. Both the chlorine and caustic soda markets have been, and are likely to continue to be, cyclical. Periods of high demand, high capacity utilization and increasing operating margins tend to result in new plant investments and increased production until supply exceeds demand, followed by a period of declining prices and declining capacity utilization until the cycle is repeated. See “— Risks — Our operating results could be negatively affected during economic downturns....” below.

     Approximately 29% of our 2004 revenues was derived from direct sales of products for use in water treatment, approximately 23% resulted from sales for use in the pulp and paper industry and approximately 8% was derived from sales for use by urethane producers. We rely heavily on repeat customers, and our management and dedicated sales personnel are responsible for developing and maintaining successful long-term relationships with our customers. We also sell certain products to distributors, although we have reduced our reliance on the use of distributors over the course of the last couple of years. No customer accounted for more than 10% of our total revenues in any of our last three fiscal years.

Pricing

     Our average ECU netback was $393 in 2004, compared to $382 in 2003 and $270 in 2002. For purposes of determining our ECU netback, we use prices that we realize as a result of sales of chlorine and caustic soda to our customers, and we do not include the value of chlorine and caustic soda that is incorporated in other products that we manufacture and sell. During 2004 we used approximately 29% of the chlorine and 10% of the caustic soda that we produced to manufacture other products, primarily bleach and hydrochloric acid.

     Quarterly average ECU netbacks for 2004, 2003 and 2002 were as follows:

	2004	2003	2002
First Quarter	$339	$362	$240
Second Quarter	354	406	225
Third Quarter	409	392	310
Fourth Quarter	480	366	317

     Increasing demand for chlorine since the beginning of 2004 and increasing demand for caustic soda beginning in the second quarter of 2004 led us to announce price increases for those products since January 1, 2004, as follows (stated on a per ton basis):

	Chlorine	Caustic Soda
2004:
First Quarter	$75	$—
Second Quarter	20	95
Third Quarter	20	110
Fourth Quarter	20	50
2005:
First Quarter	20	40

     All of the price increases that we announce are implemented when announced or as soon as permitted by applicable contract terms.

     Our annual production capacity is approximately 1,500,000 tons of chlorine and caustic soda. Most of the chlorine and caustic soda that we sell to customers is sold under contracts with varying terms and conditions. As of January 1, 2005, we had contracts covering the anticipated sale of an annual total of approximately 520,000 tons of chlorine and caustic soda (including equivalent amounts that will be sold as bleach or hydrochloric acid), and that are subject to contractual provisions that could restrict or eliminate our ability to increase the netback we will receive for the amount of product that is sold under those contracts. Of the contracts that are subject to such restrictions, contracts with respect to approximately 460,000 tons will expire over the course of the next three years and the remainder will expire over the following five years.

     The prices that we realize for contract sales of chlorine and caustic soda during any quarter, and thus our average ECU netback for the quarter, are different from the chlorine and caustic soda contract prices that are reported by Chemical Market Associates, Inc. (commonly referred to as CMAI), a leading industry observer. CMAI’s reported monthly contract prices are based on the assumption that price changes are implemented on the first day of the calendar quarter that follows announced price changes, while we have a mix of pricing provisions that in some cases limits or delays the implementation of price changes. CMAI’s reported monthly contract prices also relate to products that are produced and delivered in the U.S. Gulf Coast. While the majority of the demand for North American chlor-alkali production does occur in the U.S. Gulf Coast region, only one of our plants is located in that region, and regional supply and demand factors and logistical considerations generally result in varying regional prices for our products.

     During the fourth quarter of 2004 our average ECU netback was $480, while the average ECU netback quoted by CMAI for the same quarter was $640. In general, changes in our average ECU netback and the related effect on our revenues and cash flow have lagged changes in our announced prices and changes in the contract prices that are reported by CMAI, although the corresponding benefit to us in a period of declining prices is of a somewhat lesser magnitude. The following table illustrates the recent relationship between our average ECU netback and the monthly contract price reported by CMAI:

     Our average ECU netback for the first two months of 2005 was approximately $546. Since part of the benefit of our announced price increases has been delayed, we expect that our average ECU netback will increase during the first six months of 2005, even in the absence of any further price increases. Plant operating rates in the chlor-alkali industry are reportedly at near capacity, and further increases in ECU prices during the remainder of 2005 could be announced if these conditions continue.

Production

     ECU production volumes at our chlor-alkali facilities and at all chlor-alkali industry production facilities in the U.S. and Canada for 2004, 2003 and 2002 were as follows:

				% of Production
	ECUs (in tons)			Capacity
	2004	2003	2002	2004	2003	2002
Pioneer production volume(1)	704,000	671,000	694,000	97%	93%	96%
Industry production volume(2)	14,385,000	13,890,000	14,000,000	97%	84%	89%

(1)	Excludes production volumes and capacities at our Tacoma facility. The facility’s capacity was reduced by 50% in March 2001, and the facility was idled in March 2002. In 2002 the facility’s production volume was 15,000 ECUs.

(2)	Source: Chemical Market Associates, Inc.

     We also purchased 130,000 tons, 140,000 tons and 104,000 tons of caustic soda for resale in 2004, 2003 and 2002, respectively. Following the reduction and later termination of chlor-alkali production in Tacoma, we met existing contractual commitments for caustic soda by purchasing caustic soda from other producers. Those commitments have now terminated, and we anticipate a reduced level of purchases for resale in future periods.

     Production rates for chlorine and caustic soda are generally based upon demand for chlorine, because storage capacity for chlorine is both limited and expensive. When demand for chlorine is high and operational capacity is expanded accordingly, an increase in the supply of both chlorine and caustic soda occurs since chlorine and caustic soda are produced in a fixed ratio. As a result, the price of caustic soda is often depressed, as there is insufficient demand for the increased supply. This imbalance may have the short-term effect of limiting our operating profits because declining margins in caustic soda may offset improving margins in chlorine. When demand for chlorine declines to a level below plant operational capacity and available storage is filled, production must be curtailed, even if demand for caustic soda has increased. This imbalance may also have the short-term effect of limiting our operating profits because improving margins for caustic soda may be offset by both declining margins in chlorine and the reduced production of both products. Our railcars can, under certain circumstances, be used to provide additional storage capacity.

     From time to time disruptions in transportation interrupt our ability to operate our plants, by reducing our ability to obtain adequate amounts of salt, or by interrupting our ability to transport our products to our customers. In January 2005 we reduced the operation of our chlor-alkali plant in Henderson, Nevada when flooding in California and Utah disrupted rail transportation of salt to the plant and the shipment of chlorine, caustic soda and hydrochloric acid to our customers, as well as the shipment of chlorine and caustic soda to our bleach plants in California. Also in January 2005, an apparently seasonal reduction in orders that would ordinarily be supplied by our Becancour plant led us to reduce that plant’s operating rate for several days. Our production losses at the Henderson and Becancour plants in January 2005 were approximately 9,500 ECUs.

Transportation

     The chlorine that we produce is transported to our customers in railcars, and for customers near our plant in St. Gabriel, Louisiana, by pipelines. We ship caustic soda by railcars, trucks, ships or barges, and we ship our other products by railcars or trucks. We lease a fleet of approximately 1,930 railcars, and use third-party transportation operators for truck and water-borne distribution. We are increasing our ability to maintain inventory at leased terminal space, and we now store inventory at two terminal locations for truck-load shipments to customers. Another fifteen locations are used for the direct transfer of product from railcars to trucks for distribution.

     The salt that we use for the production of chlorine and caustic soda is purchased from suppliers and transported to our manufacturing facilities in railcars, trucks, ships or barges.

Technology

     We use three different technologies in the production of chlor-alkali products through the electrolysis of brine: diaphragm cell technology, mercury cell technology and membrane cell technology. Diaphragm cell technology, which is used for approximately 60% of our production capacity, employs a coated titanium anode, a steel cathode and an asbestos or asbestos/polymer separator. While diaphragm cell technology consumes less power, it produces caustic soda with a relatively higher salt content that requires evaporation with steam to reach a commercial concentration. Mercury cell technology, which is used in approximately 31% of our production capacity, employs a coated titanium anode and flowing mercury as a cathode. Mercury cell technology produces higher-purity caustic soda that does not require evaporation, but it consumes relatively more power and the mercury requires heightened handling and control practices. Membrane cell technology, which is used in approximately 9% of our production capacity and is generally the most efficient technology, employs a coated titanium anode, a nickel cathode and a fluorocarbon membrane separator. As membrane cell technology produces higher-purity caustic soda than diaphragm cell technology, and it requires lower power consumption and lower steam consumption, most new chlor-alkali plants use that technology. See Item 2 “Properties — Facilities” below for information regarding the use of these technologies by our chlor-alkali production facilities.

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

     Amendments to the Federal Clean Air Act enacted in late 1990 require or will require most industrial operations in the U.S. to incur capital expenditures in order to meet air emission control standards developed by the Environmental Protection Agency (the “EPA”) and state environmental agencies. Among the requirements that are applicable to us are those that require the EPA to establish hazardous air pollutant emissions limitations and control technology requirements for chlorine production facilities. In December 2003 the EPA issued hazardous air pollutant emissions limitations for mercury-cell chlor-alkali facilities, which will apply to our St. Gabriel facility. The new regulations provide a three-year period during which we must implement various measures at the St. Gabriel facility, including installing additional emission monitoring systems, adopting more stringent work practices and conducting more frequent operating and maintenance checks and repairs. We anticipate that the total project cost associated with complying with the new regulations will be approximately $2.3 million. Of that amount, we have spent approximately $1.8 million over the last four years in anticipation of the new requirements. Environmental groups challenged the new regulations, contending that the EPA should reconsider its rules and adopt new standards that bar the use of mercury for chlorine production. The EPA has agreed to reconsider the new rules, and the litigation has been held in abeyance while that process continues. In addition, one national environmental group has suggested that we should voluntarily convert the St. Gabriel facility to a non-mercury chlor-alkali process. See “— Technology” above.

     As a result of voluntary air emissions monitoring that we conducted during October 2004, we discovered that the carbon-based system that we use to remove mercury from the hydrogen gas stream at our St. Gabriel facility was not effective, resulting in mercury vapor emissions that were above the permit limits approved by the Louisiana Department of Environmental Quality (“LDEQ”). We immediately reduced the plant’s operating rate in order to ensure that emissions were below the permitted levels, and evaluated the materials and process changes that would be necessary to address the problem. The installation of the necessary equipment was completed in late November, and the plant returned to its full operating rate. Since that time emissions monitoring has confirmed that air emissions are below the permit limits. LDEQ has issued a notice of violation to us as a result of the permit exceedances. LDEQ has not yet issued a penalty proposal with respect to the violation.

     Our plants manufacture or use chlorine, which is in gaseous form if released into the air. Chlorine gas in relatively low concentrations can irritate the eyes, nose and skin and in large quantities or high concentrations can cause permanent injury or death. Over the last five years there have been minor releases at our plants, none of which has had any known impact on human health or the environment or resulted in any material claims against us. We maintain systems to detect emissions of chlorine at our plants, and the St. Gabriel and Henderson facilities are members of their local industrial emergency response networks. We believe that our insurance coverage is adequate with respect to costs that might be incurred in connection with any future release, although there can be no assurance that we will not incur substantial expenditures that are not covered by insurance if a major release occurs in the future.

     Water. The Federal Water Pollution Control Act of 1972 (“FWPCA”) imposes restrictions and strict controls regarding the discharge of pollutants into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters. The FWPCA imposes substantial potential liability for the costs of removal, remediation and damages. We maintain wastewater discharge permits for many of our facilities, where required pursuant to the FWPCA and comparable state laws. We have also applied for all necessary permits to discharge storm water under such laws. We believe that compliance with existing permits and foreseeable new permit requirements will not have a material adverse effect on our financial condition or results of operations.

     Some states maintain groundwater and surface water protection programs that require permits for discharges or operations that may impact groundwater or surface water conditions. The requirements of these laws vary and are generally implemented through a state regulatory agency. These water protection programs typically require site discharge permits, spill notification and prevention and corrective action plans. During 2004 we spent $0.8 million to complete improvements at our Henderson facility to discontinue the use of two chlor-alkali wastewater disposal ponds and replace them with systems to recycle wastewater. The total project cost over the last three years was $2.5 million.

     Solid Waste. We generate non-hazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. The EPA is considering the adoption of stricter disposal standards for non-hazardous wastes. RCRA also governs the disposal of hazardous wastes. We are not currently required to comply with a substantial portion of RCRA’s requirements because many of our operations do not generate quantities of hazardous wastes that exceed the threshold levels established under RCRA. However, it is possible that additional wastes, which could include wastes currently generated during operations, will in the future be designated as “hazardous wastes.” Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Such changes in the regulations could result in additional capital expenditures and operating expenses.

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

     Hazardous Substances. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original act, on specified classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we may generate waste that falls within CERCLA’s definition of a “hazardous substance.” We may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which such hazardous substances have been disposed of or released into the environment.

     We currently own or lease, and have in the past owned or leased, properties at which hazardous substances have been or are being handled. Although we have used operating and disposal practices that were standard in the industry at the time, hazardous substances may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes were not under our control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination. However, no investigations or remedial activities are currently being conducted under CERCLA by third parties at any of our facilities, with the exception of the chlor-alkali facility that we previously operated in Tacoma, where the activities are covered by an indemnity from the previous owner. See “— Indemnities — OxyChem Indemnity” below. Investigations and remedial activities are being carried out at certain facilities under the other statutory authorities discussed above.

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

     Our assessment of environmental obligations is based on an independent analysis of environmental concerns at all of our plants that was conducted during 2003. The study was based on scenario analysis to estimate the cost to remedy environmental concerns at our plant sites. For each scenario, the study also used cost estimating techniques that included actual historical costs, estimates prepared for us by consultants, estimates prepared by our engineers and other published cost data available for similar projects completed at the same or other sites.

     The study included consideration of various factors, including, but not limited to, existing knowledge of site conditions, flexibility in regulatory agency guidance, the use of various alternative remediation technologies, post-acquisition contamination not covered under existing environmental indemnity agreements and the inherent risk of disputes under some of the indemnity agreements due to passage of time. Based on the study, we estimated our total environmental remediation liabilities to be $21.0 million, of which $3.2 million is subject to indemnity claims against a previous owner, as discussed below. As of December 31, 2004, our total estimated environmental liabilities were $20.3 million, based on the results of the study and the costs that we have incurred since its completion. We base our environmental reserves on undiscounted costs.

     While we believe that adequate accruals have been established to address all known remedial obligations, in March 2005 we arranged for a new independent analysis of environmental concerns at our plants. As a result of the new study we may need to adjust our accruals for environmental obligations, and in any event there can be no guarantee that actual remedial costs or associated liabilities will not exceed accrued amounts. At some of our locations, regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources. We could be required to incur additional costs to construct and operate remediation systems in the future.

     OSHA. We are also subject to the requirements of the Federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that certain information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our operations are in substantial compliance with OSHA requirements, including general industry standards, record-keeping requirements and monitoring of occupational exposure to regulated substances.

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

     The Canadian Environmental Protection Act (the “CEPA”) is the primary federal statute that governs environmental matters throughout the provinces. The federal Fisheries Act is the principal federal water pollution control statute. This law would apply in the event of a spill of caustic soda or another deleterious substance that adversely impacts marine life in a waterway. The Becancour, Dalhousie and Cornwall facilities are all adjacent to major waterways and are therefore subject to the requirements of this statute. The Chlor-Alkali Mercury Release Regulations and the Chlor-Alkali Mercury Liquid Effluent Regulations, adopted under the CEPA, regulate the operation of the Dalhousie facility. In particular, these regulations provide for the quantity of mercury a chlor-alkali plant may release into the ambient air and the quantity of mercury that may be released with liquid effluent. We believe we have operated and are currently operating in compliance with these statutes. Canadian regulatory authorities have identified mercury contamination in the waterway adjacent to the Dalhousie facility, but we believe that any liability for the contamination would be subject to one of the indemnities discussed below.

     The primary provincial environmental laws include the Environmental Protection Act in the province of Ontario, the Quebec Environment Quality Act in Quebec and the Clean Environment Act in New Brunswick. In general, each of these acts regulates the discharge of a contaminant into the natural environment if such discharge causes or is likely to cause an adverse effect.

Indemnities

     ZENECA Indemnity. Our Henderson facility is located within what is known as the “Black Mountain Industrial Park.” Soil and groundwater contamination have been identified on or under land within and adjoining the Black Mountain Industrial Park, including land owned by us. A groundwater treatment system has been installed at the facility and, pursuant to a consent agreement with the Nevada Division of Environmental Protection, studies are being conducted to further evaluate soil and groundwater contamination at the facility and other properties within the Black Mountain Industrial Park and to determine whether additional remediation will be necessary with respect to our property.

     In connection with our 1988 acquisition of the St. Gabriel and Henderson facilities, the sellers agreed to indemnify us with respect to, among other things, certain environmental liabilities associated with historical operations at the Henderson site. ZENECA Delaware Holdings, Inc. and ZENECA, Inc. (collectively, the “ZENECA Companies”) have assumed the indemnity obligations that benefit us. In general, we are indemnified against environmental costs that arise from or relate to pre-closing actions that involved disposal, discharge or release of materials resulting from the former agricultural chemical and other non-chlor-alkali manufacturing operations at the Henderson facility. The ZENECA Companies are also responsible for costs arising out of the pre-closing actions at the Black Mountain Industrial Park. Under the ZENECA Indemnity, we may only recover indemnified amounts for environmental work to the extent that such work is required to comply with environmental laws or is reasonably required to prevent an interruption in the production of chlor-alkali products. We are responsible for environmental costs relating to the chlor-alkali manufacturing operations at the Henderson facility, both pre- and post-acquisition, for certain actions taken without the ZENECA Companies’ consent and for certain operation and maintenance costs of the groundwater treatment system at the facility.

     Payments for environmental liabilities under the ZENECA Indemnity, together with other non-environmental liabilities for which the ZENECA Companies agreed to indemnify us, are limited to approximately $65 million. To date we have been reimbursed for approximately $12 million of costs covered by the ZENECA Indemnity, but the ZENECA Companies may have directly incurred additional costs that would further reduce the total amount remaining under the ZENECA Indemnity. We have recorded an environmental reserve related to pre-closing actions at sites that are the responsibility of the ZENECA Companies, as well as a receivable from the ZENECA Companies for the same amount. It is our policy to record such amounts when a liability can be reasonably estimated. The timing of future cash flows for environmental work is uncertain, such that those cash flows do not qualify for discounting under generally accepted accounting principles. As a result, the environmental liabilities and related receivables are recorded at their undiscounted amounts of $3.2 million at December 31, 2004. The environmental liabilities are included in our environmental reserves, which are recorded as other long-term liabilities on our consolidated balance sheet.

     The ZENECA Indemnity expired in April 1999, but it continues to apply to claims to the extent that, prior to the expiration of the indemnity, proper notice to the ZENECA Companies was given and either the ZENECA Companies have assumed control of such claims or we were contesting the legal requirements that gave rise to such claims, or had commenced removal, remedial or maintenance work with respect to such claims, or commenced an investigation which resulted in the commencement of such work within ninety days. Our management believes proper notice was provided to the ZENECA Companies with respect to outstanding claims under the ZENECA Indemnity, but the amount of such claims has not yet been determined given the ongoing nature of the environmental work at Henderson. We believe that the ZENECA Companies will continue to honor their obligations under the ZENECA Indemnity for claims properly presented by us. If disputes arise between the parties concerning the effect of contractual language we would have to subject our claims for cleanup expenses, which could be substantial, to the contractually-established arbitration process.

     OxyChem Indemnity. We acquired the chlor-alkali facility that we previously operated in Tacoma from a subsidiary of OxyChem in June 1997. In connection with the acquisition, we received an indemnification with respect to certain environmental matters. In general, OxyChem will indemnify us against damages incurred for remediation of certain environmental conditions, for certain environmental violations caused by pre-closing operations at the site and for certain common law claims. The conditions subject to the indemnity are sites at which hazardous materials have been released prior to closing as a result of pre-closing operations at the site. In addition, OxyChem has agreed to indemnify us for certain costs relating to releases of hazardous materials from pre-closing operations at the site into the adjacent Hylebos Waterway, site groundwater containing certain volatile organic compounds that must be remediated under an RCRA permit, and historical disposal areas on the embankment adjacent to the site for maximum periods of 24 or 30 years from the June 1997 acquisition date, depending upon the particular condition, after which we will have full responsibility for any remaining liabilities with respect to such conditions. OxyChem may obtain an early expiration date for certain conditions by obtaining a discharge of liability or an approval letter from a governmental authority. At this time we cannot determine if on-going and anticipated remediation work will be completed prior to the expiration of the indemnity or if additional remedial requirements will be imposed thereafter.

     OxyChem has also agreed to indemnify us against certain other environmental conditions and environmental violations caused by pre-closing operations that are identified after the closing. Environmental conditions that are the subject of an administrative or court order before June 2007 will be covered by the indemnity up to certain dollar amounts and time limits. We have agreed to indemnify OxyChem for environmental conditions and environmental violations identified after the closing if (i) an order or agency action is not imposed within the relevant time frames or (ii) applicable expiration dates or dollar limits are reached.

     On March 15, 2005, the U.S. District Court for the Western District of Washington entered a consent decree relating to the remediation of the Hylebos Waterway in Tacoma. We are a party to the decree by virtue of our current ownership of the Tacoma site. Additional remediation of the site itself is ongoing. OxyChem has acknowledged its obligation to indemnify us against liability with respect to the remediation activities, subject to the limitations included in the indemnity agreement.

     We have reviewed the timeframes currently estimated for remediation of the known environmental conditions associated with the plant and adjacent areas, including the Hylebos Waterway, and we presently believe that we will have no material liability upon the termination of OxyChem’s indemnity. However, the indemnity is subject to limitations as to dollar amount and duration, as well as certain other conditions, and there can be no assurance that the indemnity will be adequate to protect us, that remediation will proceed on the present schedule, that it will involve the presently anticipated remedial methods, or that unanticipated conditions will not be identified. If these or other changes occur, we could incur a material liability for which we are not insured or indemnified.

     PCI Canada Acquisition Indemnity. In connection with our acquisition of the assets of PCI Canada in 1997, Imperial Chemical Industrials PLC (“ICI”) and certain of its affiliates (together the “ICI Indemnitors”) agreed to indemnify us for certain liabilities associated with environmental matters arising from pre-closing operations of the Canadian facilities. In particular, the ICI Indemnitors have agreed to retain unlimited responsibility for environmental liabilities associated with the leased Cornwall site, liabilities arising out of the discharge of contaminants into rivers and marine sediments and liabilities arising out of off-site disposal sites. The ICI Indemnitors are also subject to a general environmental indemnity for other pre-closing environmental matters. This general indemnity will terminate on October 31, 2007, and is subject to a limit of $25 million (Cdn). We may not recover under the environmental indemnity until we have incurred cumulative costs of $1 million (Cdn), at which point we may recover costs in excess of $1 million (Cdn). As of December 31, 2004, we had not incurred any costs covered by the $25 million (Cdn) indemnity, and currently we do not anticipate incurring any liabilities that will be recoverable under the indemnity.

     With respect to the Becancour and Dalhousie facilities, the ICI Indemnitors are responsible under the general environmental indemnity for a portion of the costs incurred in any year during the period ending on October 31, 2007, subject in any event to the $1 million (Cdn) threshold mentioned above. The ICI Indemnitors will be responsible for 48% of any liabilities incurred during the twelve months ending October 31, 2005, and the percentage of any costs that will be the responsibility of the ICI Indemnitors declines by 16% each year thereafter. After October 31, 2007, we will be responsible for all environmental liabilities at such facilities (other than liabilities arising out of the discharge of contaminants into rivers and marine sediments and liabilities arising out of off-site disposal sites). We have agreed to indemnify ICI for environmental liabilities arising out of post-closing operations and for liabilities arising out of pre-closing operations for which we are not indemnified by the ICI Indemnitors.

     In March 2003 we initiated arbitration proceedings to resolve a dispute with ICI regarding the applicability of certain of ICI’s covenants with respect to approximately $1.3 million of equipment modification costs, most of which were capital expenditures that we made to achieve compliance with air emissions standards at the Becancour facility. Those proceedings are still pending. We believe that the indemnity provided by ICI will be adequate to address the known environmental liabilities at the acquired facilities, and that residual liabilities, if any, incurred by us will not be material.

Risks

Our operating results could be negatively affected during economic downturns and by declines in the average selling prices of our products, particularly declines in the ECU netback. In addition, contractual provisions in our customer contracts may prevent us from realizing the full extent of strengthening ECU prices.

     The businesses of most of our customers are, to varying degrees, cyclical and have historically experienced periodic downturns. These economic and industry downturns have been characterized by diminished product demand, excess manufacturing capacity and, in most cases, lower average selling prices. Therefore, any significant downturn in our customers’ markets or in global or domestic economic conditions could result in a reduction in demand for our products and could materially adversely affect our results of operations and financial condition. While demand for both chlorine and caustic soda has strengthened during recent quarters, domestic economic conditions could materially adversely affect demand for our products in the future.

     Although we sell only a small percentage of our products directly to customers abroad, to some extent our financial performance is dependent upon economies beyond the United States and Canada. Our customers sell a portion of their products abroad and we import caustic soda from overseas for sales to domestic customers. As a result, our business is affected by general economic conditions and other factors beyond the United States and Canada, including fluctuations in interest rates, market demand, energy, salt and labor costs and other factors beyond our control. The demand for our customers’ products, and therefore, our products, as well as the domestic supply of caustic soda, is directly affected by such fluctuations. Our historical operating results reflect the cyclical nature of the chemical industry. As discussed above, we experience cycles of fluctuating supply and demand in our chlor-alkali products business, which results in changes in selling prices. Periods of high demand, tight supply and increasing operating margins tend to result in increased capacity and production until supply exceeds demand, generally followed by periods of oversupply and declining prices. Beginning in mid-2002, a combination of higher demand and reduced industry capacity resulted in an increase in ECU prices. Strong demand for chlorine in the first quarter of 2003, principally from the vinyls sector, coupled with lower industry profitability due to high energy costs, led to price increases for both chlorine and caustic soda effective on April 1, 2003. No further price increases were implemented in 2003 and the average ECU netback declined during the latter half of 2003, as caustic soda prices declined because of soft demand and seasonal plant shutdowns and curtailed production at some of our major customers.

     While demand for chlorine began increasing in the first quarter of 2004, leading us to announce a price increase for that product, caustic soda demand continued to soften during that quarter. However, demand for caustic soda also began increasing in the second quarter of the year, and we announced additional price increases for both products during the remainder of 2004 and in February 2005.

     When demand for chlorine is high and the industry operating rate increases as a result, an increase in the supply of both chlorine and caustic soda occurs since chlorine and caustic soda are produced in a fixed ratio. In that event the price of caustic soda may be depressed if there is insufficient demand for the increased supply. This imbalance may have the short-term effect of limiting our operating profits as declining margins in caustic soda may offset improving margins in chlorine. When demand for chlorine declines to a level below plant operational capacity and available storage is filled, production operations must be curtailed, even if demand for caustic soda has increased. This imbalance may also have the short-term effect of limiting our operating profits as improving margins in caustic soda may be offset by both declining margins in chlorine and the reduced production of both products. When substantial imbalances occur, we will often be forced to reduce prices or take actions that could have a material adverse effect on our results of operations and financial condition.

     Most of our customers consider price one of the most significant factors when choosing among the various suppliers of chlor-alkali products. We have limited ability to influence prices in this large commodity market. Decreases in the average selling prices of our products could have a material adverse effect on our profitability. While we strive to maintain or increase our profitability by reducing costs through improving production efficiency, emphasizing higher margin products, and controlling selling and administration expenses, these efforts are usually not sufficient to offset fully the effect of any decline in ECU prices on operating results.

     Because of the cyclical nature of our business, our pricing or profitability in the future may not be comparable to any particular historical period. The chlor-alkali industry may experience adverse trends in the future, which could materially adversely affect our results of operations and financial condition.

Our profitability could be reduced by customer demand factors that are difficult to predict.

     Many of our contracts require us to meet the product requirements of our customers, and the orders for our products can be affected by factors that impact our customers’ businesses, including seasonal slowdowns or other events that cause a reduction in orders from an industry sector in general or from a particular customer. For example, in late December 2004, an unexpected and apparently seasonal reduction in orders that would ordinarily be supplied by our Becancour plant led us to reduce the plant’s operating rate for a few days in January 2005.

     We find it difficult to predict developments of that nature, although we attempt to minimize the difficulty by maintaining regular contact with customers and discussing their production plans with them. Our operating results or financial condition may be materially adversely affected by conditions affecting our customer base in the future.

Higher energy prices can impair our ability to produce chlor-alkali products economically and higher energy costs could materially adversely affect our results of operations and financial condition.

     Energy costs comprise the largest component of the raw material costs associated with producing chlor-alkali products. As a result, and because we have limited ability to influence pricing, increases in the cost of energy could materially adversely affect our results of operations and financial condition and may cause our production of chlor-alkali products to become uneconomical. Increases in natural gas prices directly increase our cost of operations at our facilities in St. Gabriel and Henderson, which procure their power from sources that rely on natural gas to generate power. Natural gas-based power has generally been more costly than hydropower and has experienced greater price volatility than hydropower. The current contract with the provider of power to our Henderson facility terminates in 2006 and, in the absence of an extension of the term, it will be necessary to seek an alternative arrangement for the purchase of power for that Henderson facility. Any such arrangement might involve greater costs.

     To the extent our competitors are able to secure less expensive power than we are due to their geographic location or otherwise, we may be at a competitive disadvantage. We are unable to predict the future impact that energy prices may have on the results of our operations. See “— Marketing, Pricing, Production and Transportation” above.

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

     Our Revolver requires us to generate a specified amount of Lender-Defined EBITDA. If we were unable to generate the necessary level of Lender-Defined EBITDA, our failure to do so would constitute a default under the Revolver, unless the lender agrees to waive the default. A default, if not waived, would have a material adverse effect on our business, financial condition and results of operations. A default under our Revolver, which would also constitute a default under our Senior Notes, would give the lender under the Revolver and the holders of the Senior Notes the right to accelerate all indebtedness outstanding thereunder. This would cause us to suffer a rapid loss of liquidity and we would lose the ability to operate on a day-to-day basis. In addition, the lender under our Revolver may refuse to make further advances if a material adverse change in our business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise) has occurred. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” in Part II of this report.

     Our Senior Secured Floating Rate Guaranteed Notes due 2006 (the “Senior Guaranteed Notes”) in the aggregate principal amount of $43.2 million as of December 31, 2004, and Floating Rate Term Notes due 2006 (the “Senior Floating Notes”) in the aggregate principal amount of $3.1 million as of December 31, 2004, provide that, within 60 days after each calendar quarter through 2006, Pioneer Americas is required to redeem and prepay the greater of (a) an amount determined on the basis of Pioneer Americas’ net income before extraordinary items, net other income, interest, income taxes, depreciation and amortization (“Tranche A Notes EBITDA”), and (b) an amount determined on the basis of our excess cash flow and average liquidity, as defined. With respect to Tranche A Notes EBITDA, the amount that is to be redeemed and prepaid is (i) $2.5 million of Senior Guaranteed Notes and Senior Floating Notes (collectively, the “Tranche A Notes”) if Tranche A Notes EBITDA for such calendar quarter is $20.0 million or more but less than $25.0 million, (ii) $5.0 million of Tranche A Notes if Tranche A Notes EBITDA for such calendar quarter is $25.0 million or more but less than $30.0 million and (iii) $7.5 million of Tranche A Notes if Tranche A Notes EBITDA for such calendar quarter is $30.0 million or more, in each case plus accrued and unpaid interest to the date of redemption and prepayment. If our excess cash flow for specified periods through 2006, when multiplied by a percentage determined by reference to our average liquidity for the applicable period, is greater than the applicable principal amount above, then we must redeem and prepay the indicated principal amount of Tranche A Notes. We must also apply the proceeds of certain equity offerings to the redemption and prepayment of Tranche A Notes.

     In December 2004 we issued 1.1 million shares of our common stock in a public offering. Of the $22.1 million in net proceeds of the offering, we applied a total of $1.3 million to the prepayment of Senior Floating Notes in December 2004, and we applied the remainder to the redemption of $21.1 million principal amount of Senior Guaranteed Notes in January 2005. As a consequence of the applicable redemption and prepayment requirements, we will not be able to apply any significant amount of our income from operations to the expansion of our business or otherwise until we have redeemed and repaid the Tranche A Notes. In addition, we may be required to redeem and prepay some or all of the Tranche A Notes as a result of non-cash transactions.

     We are not permitted to refinance the outstanding aggregate principal amount of the 10% Senior Secured Guaranteed Notes due 2008 (the “10% Senior Secured Notes”) before December 31, 2005. Pursuant to the terms of the indenture governing those notes, we would be required to pay a 5% redemption premium for any refinancing during 2006 and a 2.5% redemption premium for any refinancing during 2007.

Our cash flow from operations may not be sufficient to fund our capital needs in the future.

     Our ability to generate sufficient cash flow from operations in order to make scheduled payments on our debt and to satisfy our other obligations depends on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet these demands. If we are unable to pay our expenses and satisfy our debt obligations, we may need to refinance all or a portion of our indebtedness, sell assets or raise additional equity. In addition, we may need to raise additional capital or undertake additional financing in order to maintain and grow our operations in order to remain competitive in our industry.

     As of December 31, 2004, we had approximately $202.8 million of indebtedness outstanding under various loan agreements, including the Tranche A Notes that are due in December 2006 and the 10% Senior Secured Notes that are due in December 2008. As of December 31, 2004, and February 28, 2005, we had no borrowings outstanding under our Revolver, which expires in December 2006. The Revolver has a $30 million commitment and a borrowing base restriction. If in the future we need access to this amount of committed credit, it will be necessary to extend or replace our Revolver on or before its expiration in 2006. If the cash that we generate from our operations is not sufficient to repay the outstanding principal amounts, if any, of the Revolver and the Tranche A Notes when they are due in December 2006, or the outstanding principal amount of the 10% Senior Secured Notes when they are due in December 2008, it would be necessary to refinance the indebtedness, issue new equity or sell assets. The terms of any new borrowings could impose significant additional burdens on our financial condition and operating flexibility, and the issuance of new equity securities could dilute the interests of our existing stockholders.

     The success of our future financing efforts may depend on many factors, including but not limited to:

•	the current and future outlook for the chlor-alkali industry;

•	general economic and capital market conditions;

•	the availability of credit from banks and other financial institutions;

•	investor confidence in us and the market in which we operate;

•	market expectations regarding our future earnings and probable cash flows;

•	market perceptions of our ability to access capital markets on reasonable terms; and

•	provisions of relevant tax and securities laws.

     We may not be able to refinance any of our indebtedness, raise equity on commercially reasonable terms or at all, or sell assets, and any of such eventualities could cause us to default on our obligations, impair our liquidity and restrict our ability to continue our operations as currently conducted and to compete in the future. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, could materially adversely affect our results of operations and financial condition. Under those circumstances, we would have to take appropriate action including restructuring or reorganizing all or a portion of our indebtedness, deferring payments on our debt, selling assets, incurring additional debt or issuing additional equity or taking other actions, including seeking protection under Chapter 11 of the U.S. Bankruptcy Code and under Canada’s Companies Creditors’ Arrangement Act.

     See “— Recent Developments” above and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II of this report.

We face risks from concentration of customer base.

     In 2004 approximately 23% of our revenues was generated by sales of products for use in the pulp and paper industry and approximately 8% of our revenues was generated by sales of products for use by urethane producers. Poor economic conditions affecting either industry could adversely affect our customers in that industry and could therefore affect the collectability of amounts due and reduce future demand for our products from such customers. Therefore, stress on either of these industries could materially adversely affect our results of operations and financial condition.

Future uncertainty regarding our financial condition could adversely impact our relationship with our suppliers and customers.

     Our day-to-day operations involve trade credit with both our suppliers and our customers. Future market conditions and other business factors, including any uncertainties with respect to our future financial condition, could cause our suppliers and customers to restrict the terms on which they do business with us. As a result, we could face liquidity and other issues that could adversely affect our financial condition and results of operations. There can be no assurances with respect to any actions that our suppliers or customers might take in this regard.

We face competition from other chemical companies, which could adversely affect our revenues and financial condition.

     The chlor-alkali industry in which we operate is highly competitive. We encounter competition in price, delivery, service, performance, and product recognition and quality, depending on the product involved. Many of our competitors are significantly larger than us and have greater financial resources and lower debt-to-equity ratios than we do. Additionally, some of our competitors have chlor-alkali manufacturing facilities that are larger and more cost-effective than our facilities. Among our competitors are two of the world’s largest chemical companies, Dow and OxyChem. Because of their greater financial resources and manufacturing economies of scale, these and other larger companies in our industry may be better able to withstand severe price competition and volatile market conditions. See “— Overview” above.

We have ongoing environmental costs and we may be exposed to environmental liabilities that are not currently reserved for in our financial statements.

     The nature of our operations and products and the raw materials that we handle expose us to a risk of liabilities or claims with respect to environmental matters. We have incurred and will continue to incur significant costs and capital expenditures in complying with environmental laws and regulations in the United States and Canada.

     The ultimate costs and timing of environmental liabilities are difficult to predict. Liability under environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. One liable party could be held responsible for all costs at a site, regardless of fault, percentage of contribution to the site or the legality of the original disposal. We could incur significant costs, including cleanup costs, natural resources damages, civil or criminal fines and sanctions and third-party claims, as a result of past or future violations of, or liabilities under, environmental laws. In addition, future events, such as changes to or more rigorous enforcement of environmental laws, could require us to make additional expenditures, modify or curtail our operations or install pollution control equipment. See “— Environmental Regulation — U.S. Requirements” and “— Environmental Regulation — Canadian Requirements” above and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II of this report.

     In December 2003 the Environmental Protection Agency adopted hazardous air pollutant emissions limitations for mercury-cell chlor-alkali facilities, which would apply to our St. Gabriel facility. The new regulations would require us to implement various measures at the St. Gabriel facility over a three-year period that are designed to reduce mercury emissions. The measures include installing additional emission monitoring systems, adopting more stringent work practices and conducting more frequent operating and maintenance checks and repairs, at a total estimated cost to us of approximately $2.3 million. Of that amount, we have already spent approximately $1.8 million over the last four years in anticipation of the new requirements. Environmental groups have challenged the new regulations, contending that the EPA should reconsider its rules and adopt new standards that bar the use of mercury for chlorine production. In response, the EPA has decided to reconsider the new regulations, although the timetable for the reconsideration has not yet been established.

     Additionally, the Department of Environmental Quality of the State of Louisiana recently initiated a program with goals of continual reduction in the use and release of mercury in the state and the minimization of human exposure to mercury through improved communication, management, research, collection, recycling and disposal. We could incur substantial capital expenditures and/or expenses in meeting any new emissions limitations and standards that result from the EPA’s regulatory process or the State of Louisiana’s initiatives.

     We are entitled to indemnification in various degrees by third parties for particular environmental costs and liabilities associated with real property that we have acquired. We could incur significant costs if an indemnifying party is unable or unwilling to fulfill its obligation to indemnify us, if any of such agreements is terminated or if the coverage limits under any of such agreements is inadequate. See “— Indemnities” above.

Our facilities are subject to operating hazards that may disrupt our business.

     We are dependent upon the continued safe operation of our production facilities. Our production facilities are subject to hazards associated with the manufacture, handling, storage and transportation of chemical materials and products, including leaks and ruptures, chemical spills or releases, pollution, explosions, fires, inclement weather, natural disasters, unscheduled downtime and environmental hazards. From time to time in the past, incidents have occurred at our plants, including hazardous chlorine releases, that have temporarily shut down or otherwise disrupted our manufacturing, causing production delays and resulting in liability for injuries. In October and November of 2004 we were required to reduce the operating rate at our St. Gabriel facility to control mercury emissions while our environmental control processes were replaced. We believe our operating and safety procedures are consistent in all material respects with those established by the chemical industry as well as those recommended or required by federal, state and local governmental authorities. However, we may experience these types of incidents in the future and these incidents could result in production delays or otherwise could materially adversely affect our results of operations and financial condition.

     We maintain general liability insurance and property and business interruption insurance with coverage limits we believe are appropriate. However, because of the nature of industry hazards, liabilities for pollution and other damages arising from a major occurrence may exceed our insurance coverage or policy limits and adequate insurance many not be available at reasonable rates in the future.

Our executive officers and other key personnel are critical to our business, and they may not remain with us in the future, which could hurt our business.

     Our success will depend to a significant extent on the continued service of our executive officers and other key employees. If we lose the services of one or more of our executives or key employees, our business and ability to implement our business objectives successfully could be harmed, particularly if one or more of our executives or key employees decided to join a competitor or otherwise compete directly with us.

Labor disputes under our collective bargaining agreements may disrupt our business.

     As of December 31, 2004, approximately 49% of our employees are employed under the terms of collective bargaining agreements. Three of our collective bargaining agreements will expire in 2006 and the remaining three agreements will be expiring in 2007. In the future we could be involved in labor disputes in connection with the renegotiation of these agreements or otherwise that could lead to strikes or work stoppages, and the resulting production delays could have a material adverse effect on our business, financial condition or results of operations.

The production and shipping of our products may be disrupted by various events.

     Since September 11, 2001, the chemical industry has responded to the issues surrounding the terrorist attacks by starting new initiatives relating to the security of chemical industry facilities. Chemical manufacturing facilities may be at an increased risk of future terrorist attacks. Additionally, federal, state and local governments have begun a regulatory process that could lead to new regulations impacting the security of chemical industry facilities. Our business or our customers’ businesses could be adversely affected due to the cost of complying with new regulations.

     We ship a large portion of the hazardous chemicals that we produce by railcar, and the rail transportation system in the United States and Canada is subject to various hazards that are beyond our control, such as derailments, weather-related delays or disruptions resulting from labor disputes. The U.S. transportation system is currently the subject of intensified examination as a result of recent chlorine tankcar derailments and the risk of terrorist activities. While the derailments did not involve our product shipments, the procedures that may be adopted to deal with transportation risks may make the distribution of our products more difficult and expensive. The implementation of any such procedures could have a material adverse effect on our business, financial condition or results of operations.

We are exposed to the financial effects of currency translation, which are subject to economic forces beyond our control.

     A portion of our sales and expenditures are denominated in Canadian dollars, and accordingly, our results of operations and cash flows are affected by fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar. Future changes in the relative value of the U.S. dollar against the Canadian dollar will impact our financial condition and results of operations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II of this report.

Availability of our net operating loss carryforward may be limited by the Internal Revenue Code, which could adversely affect our after-tax cash flows in future periods.

     As of December 31, 2004, we had approximately $306.1 million of net operating loss carryforward (“NOL”) for U.S. and Canadian income tax purposes. U.S. NOL in the amount of $199.5 million (the “Predecessor Company NOL”), which expires from 2009 to 2021, was generated prior to our emergence from bankruptcy on December 31, 2001. The remaining $79.1 million of U.S. NOL (the “Successor Company NOL”) was generated in 2002 through 2004 and will expire in 2022 through 2024. An additional $27.5 million of Canadian NOL generated in 2002 and 2003 expires in 2009 and 2010.

     Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change NOL and other pre-change tax attributes against its post-change income is limited (the “Section 382 Limitation”). As a result of our emergence from bankruptcy and changes in the ownership of our common stock in 2001, our utilization of the $199.5 million of Predecessor Company NOL is subject to the Section 382 Limitation, and our ability to use it to offset future taxable income will be materially restricted. Our use of the $79.1 million of Successor Company NOL may also be subject to the Section 382 Limitation as a result of changes in the ownership of our common stock. While we cannot quantify the amount of Successor Company NOL that would be available on an annual basis to offset future taxable income as a result of the application of the Section 382 Limitation, our after-tax cash flow would be adversely affected by reason of its application. See also “— The concentrated ownership of our common stock may have the effect of delaying or preventing a change of control of our company.” The Section 382 Limitation does not apply to our utilization of the $27.5 million of Canadian NOL.

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

The concentrated ownership of our common stock may have the effect of delaying or preventing a change of control of our company.

     As of February 25, 2005, based on information that we have obtained from filings with the Securities and Exchange Commission, Kingdon Capital Management, LLC, Fidelity Management & Research Company, Merrill Lynch and Co., Inc., Philip J. Hampleman and Ardsley Advisory Partners and Remy W. Trafelet and Trafelet & Company, LLC, owned approximately 8.1%, 7.9%, 7.8%, 6.0% and 5.3%, respectively, of the outstanding shares of our common stock. As a result, these beneficial owners, if they were to act together, could be in a position to significantly influence the outcome of matters requiring a stockholder vote, including the election of directors, the adoption or amendment of provisions in our certificate of incorporation or bylaws and the approval of mergers and other significant corporate transactions. This concentrated ownership of our common stock may have the effect of bringing about, delaying or preventing a change of control of our company.

Employees

     As of December 31, 2004, we had 550 employees, 267 of whom are covered by collective bargaining agreements. Sixty of our employees at our Henderson, Nevada facility are covered by collective bargaining agreements with the United Steelworkers of America and with the International Association of Machinists and Aerospace Workers that are in effect until March 2007. At our Becancour facility, 120 employees are covered by collective bargaining agreements with the Communication, Energy and Paperworkers Union that are in effect until April 30, 2006, and 26 employees at our Cornwall facility are represented by the United Steelworkers Union, with a collective bargaining agreement that expires in October 2006. Forty-seven of our employees at the Dalhousie, New Brunswick plant are covered by a collective bargaining agreement with the Communication, Energy and Paperworkers Union of Canada that is in effect until May 2007. Eight employees at our Tacoma bleach facility are covered by a collective bargaining agreement with the Teamsters Union that is in effect until January 2006, and six employees at our Tacoma terminal facility are represented by the Chemical Workers Union, with a collective bargaining agreement that expires in June 2005. Our employees at other production facilities are not covered by union contracts or collective bargaining agreements. We consider our relationship with our employees to be satisfactory, and we have not experienced any strikes or work stoppages.

Financial Information about Geographic Areas

     For financial information about our geographic areas of operation, please see the table in Note 10 of our consolidated financial statements, which presents revenues attributable to each of our geographic areas for the years ended December 31, 2004, 2003 and 2002 and assets attributable to each of our geographic areas as of December 31, 2004 and 2003.

Access to Filings

     Access to our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) of the Exchange Act, as well as reports filed electronically pursuant to Section 16(a) of the Exchange Act, may be obtained through our Internet web site (http://www.piona.com). These reports may be viewed and printed at no cost as soon as reasonably practicable after we have electronically filed such material with the Securities and Exchange Commission. The contents of our Internet web site are not, and shall not be deemed to be, incorporated into this report.

Item 2. Properties

Facilities

     The following provides certain information with respect to our production facilities and other locations:

     Becancour, Quebec. The Becancour facility is located on a 100-acre site in an industrial park on the deep-water St. Lawrence Seaway. The facility was constructed in 1975, with additions in 1979 and 1997. Annual production capacity is 340,000 tons of chlorine, 383,000 tons of caustic soda and 250,000 tons of hydrochloric acid. The site’s bleach production facility is now capable of producing 236,000 tons of bleach per year, following the transfer of the bleach production facility that was located at our Cornwall site. Approximately 82% of the Becancour facility’s chlor-alkali production is based on diaphragm cell technology, and more efficient membrane cell technology accounts for the remaining approximately 18% of production.

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

     Henderson, Nevada. The Henderson facility is located on a 374-acre site near Las Vegas, Nevada. Approximately 70 acres are developed and used for production facilities. The Henderson facility, which began operation in 1942 and was upgraded and rebuilt in 1976-1977, uses diaphragm cell technology. Annual production capacity at the Henderson facility is 152,000 tons of chlorine, 167,200 tons of caustic soda and 130,000 tons of hydrochloric acid. In addition, the facility is capable of producing 180,000 tons of bleach per year. The Henderson facility is part of an industrial complex shared with three other manufacturing companies. Common facilities and property are owned and managed by subsidiaries of Basic Management, Inc. (“BMI”), which provide common services to the four site companies. BMI’s facilities include extensive water and high voltage power distribution systems and access roads. In 2004 we engaged a real estate broker in connection with the possible sale of approximately 60 acres of vacant land located at our facility, and we are also seeking a buyer for up to 750 annual acre-feet of our Colorado River water rights. The assets have a nominal book value. The proceeds from any such sales must be applied to mandatory redemptions and prepayments of the Tranche A Notes.

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

     Cornwall, Ontario. The Cornwall units are located on portions of a 36-acre site on the St. Lawrence River in Cornwall, Ontario, which portions are leased under a lease expiring in the year 2007, with two five-year renewal options. The facility’s bleach plant was recently transferred to the Becancour facility. The facilities that remain at Cornwall consist of a Cereclor(R) chlorinated paraffin plant capable of producing 9,800 tons per year and an IMPAQT(R) pulping additive plant capable of producing 3,000 tons per year. The Cornwall plant also produces up to 14,700 tons per year of by-product hydrochloric acid.

     Tracy, California. The Tracy facility includes a bleach production plant capable of producing 233,000 tons per year and a chlorine repackaging plant on a 15-acre tract. The land at the facility is leased under a lease expiring in the year 2010, with two five-year renewal options.

     Santa Fe Springs, California. The Santa Fe Springs facility includes a bleach production plant capable of producing 233,000 tons per year and a chlorine repackaging plant on a 4.5-acre tract. The land at the facility is leased under a lease expiring in 2008.

     Tacoma, Washington. The Tacoma bleach facility serves the Pacific Northwest market. The bleach production facility, which has an annual production capacity of 90,000 tons, and a chlorine repackaging facility are located on a five-acre company-owned site in Tacoma, Washington. A separate site in Tacoma is now used as a terminal facility and for the manufacture of calcium chloride. That 31-acre site on the Hylebos Waterway was previously used for the production of chlorine and caustic soda.

     Other Facilities. Our corporate headquarters is located in leased office space in Houston, Texas, under a lease terminating in 2011. We also lease office space in Montreal, Quebec under a lease that terminates in 2011 and that provides us with a cancellation option exercisable in 2008. In addition, we lease three terminal facilities to store and distribute caustic soda and hydrochloric acid, and we use an additional fifteen transfer facilities owned by third parties where rail shipments are transloaded to trucks for local distribution.

Item 3. Legal Proceedings

     From time to time and currently, we are involved in litigation relating to claims arising out of our operations in the normal course of our business. We maintain insurance coverage against potential claims in amounts that we believe to be adequate.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of 2004 to a vote of security holders.

Item 4A. Executive Officers of the Registrant

     The names, ages and current offices of our executive officers, each of whom is to serve until the officer’s successor is elected or appointed and qualified or until the officer’s death, resignation or removal by the Board of Directors, are set forth below.

Name	Age	Office
Michael Y. McGovern	53	Director, President and Chief Executive Officer
David A. Scholes	59	Director, Vice President, Manufacturing
Jerry Bradley	59	Vice President, Human Resources
Ronald E. Ciora	63	Vice President, Sales and Marketing
Michael Mazzarello	50	Vice President, Logistics and Materials Management
Carl Monticone	33	Vice President and Controller
Gary L. Pittman	49	Vice President and Chief Financial Officer
Kent R. Stephenson	55	Vice President, General Counsel and Secretary

     Michael Y. McGovern has served as our President and Chief Executive Officer since September 2002. He has been a director of Pioneer since December 31, 2001. From April 2001 until January 2003, he was President and Chief Executive Officer and a director of Coho Energy, Inc., a publicly-held oil and gas exploitation, exploration and development company. In February 2002 Coho Energy, Inc. filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. From 1998 to March 2000, Mr. McGovern was Managing Director of Pembrook Capital Corporation, a privately held company involved in providing advisory services to distressed or constrained energy companies, and from July 1993 to October 1997, he was Chairman and Chief Executive Officer of Edisto Resources Corporation and Convest Energy Corporation, publicly-held oil and gas exploration and development companies. Mr. McGovern also serves as a director of GEO Specialty Chemicals, Inc., a specialty chemicals manufacturer.

     David A. Scholes has served as our Vice President, Manufacturing since March 2001, and he was elected as a director of Pioneer on March 9, 2005. He was our Vice President, Manufacturing — U.S. from November 1999 to March 2001, and Vice President — Manufacturing of a predecessor of Pioneer Americas from January 1997 to November 1999. Prior to that time, he was manager of Occidental Chemical Corporation’s Houston chemical complex. Mr. Scholes was an executive officer of Pioneer in July 2001 when the petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code was filed.

     Jerry Bradley has served as our Vice President, Human Resources since October 1995. From May 1993 to October 1995, Mr. Bradley was President of Tandem Partners, Inc., a human resources consulting firm. From 1978 to 1993 he was employed by Occidental Chemical Corporation, where he served as Vice President, Human Resources.

     Ronald E. Ciora has served as our Vice President, Sales and Marketing since February 2004. From August 2003 to February 2004, he was our Vice President, Caustic Soda; from August 2001 to August 2003, he was our Vice President, Western Regional Sales and Marketing; and from November 1999 to August 2001, he was our Vice President, Bleach and Packaged Chlorine. From November 1995 to December 1999, he served as President of All-

Pure Chemical Co., Inc., a separate Pioneer subsidiary engaged in the production and sale of bleach and repackaged chlorine in the western U.S. before it was merged into Pioneer Americas LLC.

     Michael Mazzarello has served as our Vice President, Logistics and Materials Management since May 2003. From July 1999 to May 2003 he was our Director of Procurement, and from October 1997 to July 1999 he was our Procurement Manager. From 1982 to 1997 Mr.  Mazzarello held various management positions with ICI Canada Inc. prior to our purchase of that company’s chlor-alkali business in 1997.

     Carl Monticone has served as our Vice President and Controller since August  2004. From April 2003 to August 2004 he was our Treasurer and from 1998 to 2003 he was our Accounting and Reporting Manager. From 1994 to 1997 Mr. Monticone held various accounting positions with ICI Canada Inc.

     Gary L. Pittman has served as our Vice President and Chief Financial Officer since December 2002, and as our Treasurer since August 2004. From April 2000, to September 2002, he was Vice President and Chief Financial Officer of Coho Energy, Inc. In February 2002 Coho Energy, Inc. filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. From August 1999 to March 2000, Mr. Pittman was Chief Financial Officer of Bell Geospace, Inc., a privately-held data-based oil service company. From 1998 to 1999, he served as a consultant to Perception, Inc., a privately-held kayak manufacturer, and from 1995 to 1997, he was Executive Vice President, Chief Financial Officer and Treasurer of Convest Energy Corporation, a publicly-held oil and gas exploration and production company.

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

     From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning the timing and success of specific projects and our future prices, liquidity, backlog, debt levels, production, revenue, income, expenses, product margins, cash flows, capital spending and pension contributions. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “could,” “intend,” “may,” “might,” “potential,” “should,” “forecast,” “budget,” “goal” or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement. Any statement contained in this report, other than statements of historical fact, is a forward-looking statement.

     Various statements this report contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Item 1, “Business,” Item 2, “Properties,” and Item 3, “Legal Proceedings,” in Part I of this report and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and in the notes to the consolidated financial statements incorporated into Item 8 of Part II of this report and elsewhere in this report. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution against any undue reliance on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic, business and market conditions, including economic instability or a downturn in the markets served by us;

•	the cyclical nature of our product markets and operating results;

•	competitive pressures affecting selling prices and volumes;

•	the supply/demand balance for our products, including the impact of excess industry capacity or the construction of new industry capacity;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of production hazards or an interruption in the supply of electricity, salt or other raw materials;

•	failure to comply with financial covenants contained in our debt instruments;

•	inability to make scheduled payments on or refinance our indebtedness;

•	loss of key customers or suppliers;

•	increased prices for raw materials, including electricity;

•	disruption of transportation or higher than expected transportation or logistics costs;

•	environmental costs and other expenditures in excess of those projected;

•	changes in laws and regulations inside or outside the United States;

•	uncertainty with respect to interest rates and fluctuations in currency exchange rates;

•	limitations on our NOL utilization;

•	the outcome of the operational efficiency project that we began implementing in the first quarter of 2004;

•	our ability to effect the sale of certain excess land and water rights at our Henderson facility; and

•	the occurrence of extraordinary events, such as the attacks on the World Trade Center and the Pentagon that occurred on September 11, 2001, or the war in Iraq.

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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock is currently quoted on the OTC Bulletin Board under the symbol “PONR.” As of March 22, 2005, we had 11,175,610 shares of common stock outstanding and had 1,264 shareholders of record. The last sale of shares of our common stock on March 22, 2005, as quoted on the OTC Bulletin Board, was at a price of $25.50.

     The following table contains information about the high and low sales prices per share of our common stock since January 1, 2003. Price information reflects quotes from the OTC Bulletin Board. Information about OTC bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. Quotations on the OTC Bulletin Board are sporadic, and currently there is no established public trading market for our common stock.

	Sales Price
	High	Low
2004
Fourth Quarter	$24.20	$14.56
Third Quarter	15.40	7.05
Second Quarter	7.55	3.80
First Quarter	8.35	4.99

2003
Fourth Quarter	$8.30	$4.55
Third Quarter	4.80	2.80
Second Quarter	4.55	3.50
First Quarter	5.26	1.37

     There were no repurchases of our equity securities by us during the year ended December 31, 2004.

Dividend Policy

     We currently do not anticipate paying dividends on our common stock. The covenants in the agreements related to our Revolver, our Tranche A Notes and our 10% Senior Secured Notes (collectively, the “Senior Secured Debt”) prohibit the payment of dividends on our common stock, other than dividends payable solely in our common stock, for so long as any Senior Secured Debt remains outstanding. Unless we prepay amounts outstanding on our Senior Secured Debt, we will have borrowings outstanding thereunder until December 31, 2008. Any determination to declare or pay dividends out of funds legally available for that purpose after repayment of our Senior Secured Debt will be at the discretion of our board of directors and will depend on our future earnings, results of operations, financial condition, capital requirements, future contractual restrictions and other factors our board of directors deems relevant. No cash dividends have been declared or paid during the three most recent fiscal years.

Equity Compensation Plan Information

     The following table presents information regarding our 2001 Employee Stock Option Plan as of December 31, 2004:

Number of securities
remaining available for
	Number of securities	Weighted average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected in
	warrants and rights	and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	765,417	$4.92	151,671
Equity compensation plans not approved by security holders	—	—	—

Total	765,417	$4.92	151,671

Item 6. Selected Financial Data

     The following selected consolidated financial information is derived from our consolidated financial statements for periods both before and after emerging from bankruptcy protection on December 31, 2001. Certain amounts have been reclassified in prior years to conform to the current year presentation. No cash dividends were declared or paid for the periods presented below. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the related notes.

     The consolidated statements of operations information for the years ended December 31, 2004, 2003 and 2002, and the consolidated balance sheet information at December 31, 2004, 2003, 2002 and 2001, reflects the financial position and operating results after the effect of the plan of reorganization and the application of the principles of fresh-start accounting in accordance with the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Accordingly, such financial information is not comparable to the historical financial information before such dates.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	Successor Company			Predecessor Company
		(In thousands, except per share data)
Statement of Operations Data:
Revenues	$407,115	$378,675	$316,907	$383,482	$402,908
Cost of sales — product(1)	(353,454)	(340,804)	(296,622)	(348,726)	(370,997)
Cost of sales — derivatives(2)	—	(20,999)	12,877	10,725	—

Gross profit	53,661	16,872	33,162	45,481	31,911
Selling, general and administrative expenses	(27,608)	(23,204)	(23,893)	(41,861)	(43,424)
Change in fair value of derivatives(2)	—	87,271	23,566	(110,837)	—
Asset impairment(3)	—	(40,818)	(16,941)	(3,832)	—
Other items(4)	(3,974)	(340)	(3,143)	(9,106)	—

Operating income (loss)	22,079	39,781	12,751	(120,155)	(11,513)
Interest expense, net(5)	(18,356)	(19,064)	(18,891)	(36,010)	(56,328)
Reorganization items(6)	—	—	—	(6,499)	—
Fresh-start adjustments(7)	—	—	—	(106,919)	—
Debt forgiveness income(8)	—	—	—	423,051	—
Other income (expense), net	(2,838)	(5,816)	602	1,169	3,309

Income (loss) before income taxes	885	14,901	(5,538)	154,637	(64,532)
Income tax (expense) benefit(9)	(2,127)	3,286	781	(11,862)	(41,031)

Net income (loss)	$(1,242)	$18,187	$(4,757)	$142,775	$(105,563)

Net income (loss) per share:
Basic	$(0.12)	$1.82	$(0.48)	$12.37	$(9.15)

Diluted	$(0.12)	$1.79	$(0.48)	$12.37	$(9.15)

Other Financial Data:
Net cash flows from operating activities	$19,639	$14,261	$250	$32,906	$13,137
Net cash flows from investing activities	(8,069)	(9,998)	(8,568)	(12,879)	(15,819)
Net cash flows from financing activities	2,472	(5,367)	6,392	(21,489)	4,486
Capital expenditures	8,384	9,998	10,615	13,112	18,697
Depreciation and amortization	25,514	21,551	24,926	46,810	50,242
Balance Sheet Data:
Total assets	$351,604	$339,000	$474,146	$706,912	$590,037
Total long-term debt (exclusive of current maturities), and redeemable preferred stock	200,797	203,803	207,463	208,701	9,586
Total stockholders’ equity (deficit)	37,895	18,990	1,252	10,527	(132,324)

(1)	During March 2001, there was a 50% curtailment of the operations at our Tacoma chlor-alkali plant, and in March 2002, the Tacoma chlor-alkali plant was idled. In addition, Pioneer stopped amortizing goodwill effective January 1, 2002, in accordance with Statement of Financial Accounting Standards (“SFAS”) 142.

(2)	For information regarding derivatives transactions, see Note 2 to the consolidated financial statements.

(3)	Asset impairment includes a $40.8 million impairment of our Henderson facilities for 2003, a $16.9 million impairment relating to our Tacoma chlor-alkali facility in 2002, and $3.8 million of asset impairment in 2001.

(4)	For 2004 other items included severance costs related to the organizational efficiency project and the realignment of certain Canadian operations. Other items in 2003 included a loss of $0.8 million from disposition of assets, partially offset by a gain of $0.4 million from early payment of debt. In 2002, other items predominantly included a $2.9 million severance charge and for the 2001 period included $9.1 million of severance expense and professional fees related to our financial reorganization incurred prior to our Chapter 11 filing on July 31, 2001. See Note 11 to the consolidated financial statements.

(5)	Interest expense for 2001 excludes contractual interest of $21.8 million, which was not recorded in accordance with SOP 90-7 as it related to compromised debt.

(6)	Reorganization items include legal and professional fees and expenses incurred subsequent to our Chapter 11 bankruptcy filings in 2001 and executive retention bonuses, offset by gains from individually-negotiated settlements of certain pre-petition liabilities.

(7)	On December 31, 2001, we emerged from protection under Chapter 11 of the bankruptcy code, and applied fresh-start accounting as of that date in accordance with SOP 90-7. Fresh-start adjustments were recorded to reflect the write-down of assets to estimated fair value, an increase in pension liability and an increase in other long-term liabilities.

(8)	Debt forgiveness income of $423.1 million was recorded in 2001 as a result of the cancellation of debt pursuant to the plan of reorganization adopted in connection with our Chapter 11 proceedings.

(9)	Income tax expense in 2000 includes a valuation allowance of $67.8 million reducing U.S. deferred tax assets to zero. See Note 13 to the consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     All statements in this report, other than statements of historical facts, including, without limitation, statements regarding our business strategy, plans for future operations and industry conditions, are forward- looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we refer to under the heading “Cautionary Statement Concerning Forward-Looking Statements” in Part I of this report. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industries in which we operate, we can give no assurance that those expectations will prove to have been correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.

Overview

     Pioneer Companies, Inc. and its subsidiaries have manufactured and marketed chlorine, caustic soda and related products in North America since 1988. We conduct our primary business through our operating subsidiaries: PCI Chemicals Canada Company (which we refer to as PCI Canada) and Pioneer Americas LLC (which we refer to as Pioneer Americas).

     The production of chlor-alkali products principally requires salt, electricity and water as raw materials. Production rates for chlorine and caustic soda are generally set based upon demand for chlorine, because storage capacity for chlorine is both limited and expensive. When demand for chlorine is high and operational capacity is expanded accordingly, an increase in the supply of both chlorine and caustic soda occurs since chlorine and caustic soda are produced in a fixed ratio. As a result, the price of caustic soda is often depressed because there is insufficient demand for the increased supply. This imbalance may have the short-term effect of limiting our operating profits as declining margins in caustic soda may offset improving margins in chlorine. When demand for chlorine declines to a level below plant operational capacity and available storage is filled, production must be curtailed, even if demand for caustic soda has increased. This imbalance may also have the short-term effect of limiting our operating profits because improving margins for caustic soda may be offset by both declining margins for chlorine and the reduced production of both products. Our railcars can, under certain circumstances, be used to provide additional storage capacity.

     In 2004 approximately $27.2 million of our cost of sales-product was attributable to our salt requirements and approximately $76.0 million of our cost of sales-product was attributable to our power requirements for our ECU production process. The cost and adequacy of our salt supplies are dependent on transportation cost and availability. Adequate water supplies are available at each of our operating locations. We procure most of our energy requirements from sources that rely on hydropower or natural gas. During 2004, our costs for power increased by $7.0 million from 2003, and our power costs in 2003 were $14.6 million higher than in 2002, even though in 2002 we incurred $2.5 million of power costs at the Tacoma facility before it was idled early in the year. The energy costs associated with our production of chlor-alkali products can materially affect our results of operations since each one dollar change in our cost for a megawatt hour of electricity generally results in a corresponding change of approximately $2.75 in our cost to produce an ECU.

     Electric power for our Becancour and Dalhousie facilities is provided under public utility tariffs that are based to a substantial extent on lower-cost hydropower resources, which enables us to procure electricity at economical rates. The St. Gabriel facility, like many in the industry, uses electricity under a public utility tariff that is based primarily on natural gas resources and that typically costs more than electricity provided under contracts that rely on hydropower sources. Because all of the power requirements for our four chlor-alkali facilities, other than the power procured through the supply contract for our Henderson facility, are procured in regulated markets, our cost for power is primarily based on the underlying cost of producing such power as opposed to market rate pricing. As a result, our Canadian facilities, which procure power from sources that rely on hydropower, are generally able to obtain power at favorable rates that are relatively stable over time. Our U.S. facilities, which procure power from sources that rely on natural gas, will generally experience higher rates than for hydropower as prices are based on the underlying price of natural gas. See “— Liquidity and Capital Resources” below.

Settlement of Dispute with the Colorado River Commission of Nevada

     Electric power for our Henderson facility is primarily provided by the Colorado River Commission of Nevada, or CRC. Variations in the cost of power used at our Henderson facility have a material impact on that facility’s cost structure. Beginning in 2001, we disputed our responsibility for certain contractual obligations with respect to electricity derivatives positions that were undertaken by CRC. All of the conditions of a settlement of that dispute were satisfied on March 3, 2003. As a result of the settlement, which was effective as of January 1, 2003, we were released from all claims for liability with respect to the contractual obligations, and all litigation between Pioneer and CRC was dismissed.

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

     The dispute with CRC involved various derivative positions that were executed by CRC, purportedly for our benefit under the supplemental supply contract. The dispute arose prior to our bankruptcy proceedings, but was not resolved as a part of our plan of reorganization. The derivative positions consisted of contracts for the forward purchase and sale of electricity as well as put and call options that were written for electric power. We disputed CRC’s contention that certain derivative positions were our responsibility, although we recognized a liability relating to certain transactions that we did not dispute.

     We had recorded estimated realized income and expense related to fulfilling or settling the obligations that could arise with respect to the derivatives transactions as a component of cost of sales, and we had recorded in “Other Assets” a net receivable from CRC of $21.0 million at December 31, 2002. The net receivable included $14.8 million of cash that CRC had collected in the form of premiums related to options that expired prior to December 31, 2002, but had not remitted to us. The remaining $6.2 million of the net receivable represented our estimate of CRC’s net proceeds from the settlement of certain derivatives positions on their delivery dates during 2002 that were not remitted to us.

     In accordance with the terms of the settlement, we assigned our low-cost, long-term hydropower contracts to the Southern Nevada Water Authority and entered into a new supply agreement with CRC. CRC now provides power to meet approximately 85% of our Henderson facility’s needs through purchases made on the open market, under an agreement with a term extending to December 31, 2006, although Pioneer and CRC may agree to extend the term. CRC retained all amounts of cash it had previously collected under the terms of the derivatives agreements, although $3 million of that amount was applied as a collateral deposit in satisfaction of a requirement under the supply agreement.

     Although the settlement with CRC did not generate any cash proceeds for us, we recorded a net non-cash gain from the settlement of $66.3 million in the first quarter of 2003, arising from the reversal of the net liability of $87.3 million that we had recorded for the net mark-to-market loss on outstanding derivative positions and the $21.0 million receivable from CRC. Due to the assignment of our long-term hydropower contracts to the Southern Nevada Water Authority and the resulting higher energy prices under the new supply agreement effective in 2003, we performed an impairment test and determined that the book value of the Henderson facility exceeded the undiscounted sum of future expected cash flows over the remaining life of the facility. We then calculated the estimated fair value of the facility by discounting expected future cash flows using a risk-adjusted discount rate of 13%. Based on that analysis, we recorded an impairment charge of $40.8 million in the first quarter of 2003. As a result of the CRC settlement the power purchased for the Henderson facility has a substantially greater cost than the same amount of hydropower resources would cost under the previously existing hydropower contract.

Emergence from Bankruptcy

     The financial results for the twelve months ended December 31, 2001, were affected by our filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code and a parallel filing under the Canadian Companies Creditors’ Arrangement Act on July 31, 2001, and our emergence from bankruptcy on December 31, 2001, the effective date of our plan of reorganization. Our post-emergence consolidated financial statements reflect results after the consummation of the plan of reorganization and the application of the principles of fresh-start accounting in accordance with the provisions of SOP 90-7. The company as it existed prior to our emergence from bankruptcy (which we refer to as the Predecessor Company) and the Successor Company after adopting fresh-start accounting are different entities for financial reporting purposes and the consolidated financial statements are not comparable.

Critical Accounting Policies and Estimates

     We apply those accounting policies that we believe best reflect the underlying business and economic events, consistent with generally accepted accounting principles. Inherent in such policies are certain key assumptions and estimates that we have made. Our more significant accounting policies include those related to long-lived assets, accruals for long-term employee benefit costs such as pension, postretirement and other post-employment costs, environmental liabilities, allowance for doubtful accounts and income taxes.

     Long-Lived Assets. We evaluate long-lived assets for impairment whenever indicators of impairment exist. In addition to idling of production capacity, we consider product prices and energy costs to be key indicators in the evaluation of long-lived asset impairment. In accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The determination of recoverability of long-lived assets and certain other identifiable intangible assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. During 2003 and 2002 we recognized asset impairments as a result of the idling of capacity at our Tacoma chlor-alkali plant and increased energy costs at our Henderson chlor-alkali plant. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is evaluated using the discounted future cash flow estimates of the reporting unit to which the goodwill is identifiable. Using discounted cash flow methodology based on projections of the amounts and timing of future revenues and cash flows of PCI Canada, we determined that as of December 31, 2004 and 2003, our goodwill, all of which relates to PCI Canada, was not impaired. As a result, there was no change in the carrying value of goodwill of $84.1 million as of December 31, 2004 and 2003.

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

     Environmental Liabilities. In order to reassess our environmental obligations, we commissioned an independent environmental analysis at all of our plants during 2003. The study was based on scenario analysis to estimate the cost to remedy environmental concerns at our plant sites. For each scenario, the study also used cost estimating techniques that included actual historical costs, estimates prepared for us by consultants, estimates prepared by our engineers and other published cost data available for similar projects completed at the same or other sites.

     The 2003 study included an analysis of flexibility in regulatory agency guidance, current knowledge of site conditions, the use of alternative remediation technologies, post-acquisition contamination not covered under existing environmental indemnity agreements and the inherent risk of disputes under some of our indemnity agreements. Based on the study, we estimated our total environmental remediation liabilities to be $21.0 million, of which $3.2 million is subject to indemnity claims against a previous owner. As a result, we recorded an environmental charge of $9.5 million in the first quarter of 2003. As of December 31, 2004, our total estimated environmental liabilities were $20.3 million, based on the environmental study and the costs that we have incurred since its completion. We base our environmental reserves on undiscounted costs. We believe that adequate accruals have been established to address all known remedial obligations, although there can be no guarantee that the actual remedial costs or associated liabilities will not exceed accrued amounts. At some of our locations, regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources. We could be required to incur additional costs to construct and operate remediation systems in the future.

     Defined Benefit Pension and Post-Retirement Plans. As of December 31, 2004, we reported pension and post-retirement liabilities of $23.2 million. Plan obligations and the annual pension expense are determined by independent actuaries and are based in part on a number of assumptions. Key assumptions in measuring plan obligations include the discount rate, the rate of salary increases, the long-term healthcare cost trend rate, mortality rates and the estimated future return on plan assets. As of December 31, 2004, the weighted average of the assumptions that we used were as follows:

Defined benefit plans:
Discount rate	5.9%
Expected return on plan assets	7.9%
Rate of compensation increase	3.5%
Post retirement benefit plans:
Discount rate	6.0%
Health care cost inflation	7.5%-9.3%

     In determining the discount rate, we used the corporate AA-rated fixed income investment rate with approximately the same duration as our plans’ liabilities. Asset returns are based on the anticipated average of earnings expected on the invested funds of the plans based on the results of historical statistical studies performed by our advisors. Approximately 60% of pension plan assets is invested in equity securities and approximately 40% is invested in debt and other fixed-income instruments. Salary-increase assumptions are based on historical experience and anticipated future management actions.

     Changes in key estimates and assumptions could have a material impact on recorded liability amounts and our statutorily-required annual cash-funding obligations. In 2005 we expect a cash-funding obligation of approximately $5.3 million for our pension plans. A 1% change in the discount rate would change our recorded obligations by approximately $14.4 million, while a 1% change in the assumed rate of return on assets would change annual costs by approximately $0.8 million. We expect that the 1% change in the discount rate or the assumed rate of return to have no impact on our statutorily-required minimum-funding requirements. The impact of changes in healthcare trend rates is described in Note 7 to the consolidated financial statements.

     Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and occasional invoice disputes with customers. Our allowance for doubtful accounts consists of a reserve estimate for specific customer accounts that are in dispute or are deemed collection risks, a reserve estimate for industry specific credit concentration risk, primarily pulp and paper accounts, and a general reserve based on our historical bad-debt write-off experience. We perform ongoing credit evaluations of customers and set credit limits based upon a review of our customers’ current credit information and payment history. Estimation of such losses requires adjusting historical loss experience for current economic conditions and judgments about the probable effects of economic conditions on certain customers. We cannot guarantee that the rate of future credit losses will be similar to past experience. Each quarter we consider all available information when assessing the adequacy of the provision for allowances, claims and doubtful accounts.

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

Liquidity and Capital Resources

     Summary of Certain Debt Provisions. As of December 31, 2004, our outstanding Senior Secured Debt consisted of the Senior Guaranteed Notes due 2006 in the aggregate principal amount of $43.2 million, the Senior Floating

Notes due 2006 in the aggregate principal amount of $3.1 million and the 10% Senior Secured Notes due 2008 in the aggregate principal amount of $150 million. We redeemed $21.1 million in principal amount of the Senior Guaranteed Notes in January 2005. As of December 31, 2004, we had no borrowings outstanding under our Revolver. The Revolver has a $30 million commitment and a borrowing base restriction. The Senior Secured Debt requires payments of interest and the related agreements contain various covenants including financial covenants in our Revolver (which, if violated, will create a default under the cross-default provisions of the Senior Notes) that obligate us to comply with certain cash flow requirements.

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

     We are required to redeem and prepay the Tranche A Notes from and to the extent of net cash proceeds of certain asset sales, new equity issuances in excess of $5 million and excess cash flow (as defined in the related agreements). The $22.1 million in net proceeds of our equity offering in December 2004, was applied to the redemption and prepayment of Tranche A Notes. We also have a redemption obligation if certain levels of Pioneer Americas’ EBITDA are realized, as discussed below, or if there is a change of control.

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

     Revolver Obligations. One of the covenants in the Revolver requires us to generate at least $21.55 million of net earnings before extraordinary gains, the effects of derivative instruments excluding any derivative expenses paid by us, interest, income taxes, depreciation and amortization (referred to as “Lender-Defined EBITDA”) for each twelve-month period ending at the end of each calendar quarter. Our Lender-Defined EBITDA for the twelve months ended December 31, 2004, was $44.8 million, which was greater than the $21.55 million required under the Revolver covenant for that period.

     During March 2002 the lender under the Revolver advised us that it believed that a material adverse change had occurred, although it continued to fund loans under the Revolver. In order to address concerns about adverse changes in our financial condition and the possibility that we might not comply with the financial covenant included in the Revolver during the remainder of 2002, we had discussions with the lender on the proposed terms of an amendment to the Revolver, and the lender rescinded its notice that it believed that a material adverse change had occurred. In April 2002 our Revolver was amended to revise the financial covenant to exclude the effects of changes in the fair value of derivative instruments, eliminate the availability of interest rates based on the London interbank offered rate (“LIBOR”), and replace the previously applicable margin over the prime rate (the “Previous Rate”) with the Previous Rate plus 2.25% for all loans outstanding under the Revolver. We paid a forbearance fee of $250,000 in connection with the April 2002 amendment. We also agreed with our lender to further amend the financial covenant in the Revolver to exclude realized gains and losses (except to the extent such losses are paid by us) on derivatives, to take into account our expectations for the amount of Lender-Defined EBITDA that would be generated during 2002 as agreed to by the lender, and to add such other financial covenants to the Revolver as the lender deemed necessary to monitor our performance in meeting such projections. A June 2002 amendment to the Revolver required us to meet certain Lender-Defined EBITDA amounts and added the additional financial covenants. Those additional covenants require us to maintain Liquidity (as defined in the June 2002 amendment) of at least $5.0 million, and limit capital expenditure levels to $25.0 million in each calendar year. At December 31, 2004, our Liquidity was $43.0 million, consisting of borrowing availability of $26.8 million and cash of $16.2 million, including short-term investments. Our capital expenditures were $8.4 million in 2004, and we estimate capital expenditures will be approximately $15.1 million during 2005.

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

     The calculation of Lender-Defined EBITDA for each of the quarters during 2004 and for the twelve months ended December 31, 2004, is as follows (dollar amounts in thousands):

	Three	Three	Three	Three	Twelve
	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2004	2004	2004	2004	2004
Net income (loss)	$(7,293)	$(2,401)	$3,917	$4,535	$(1,242)
Income tax (benefit) expense	(262)	(342)	(1,185)	3,916	2,127

Income (loss) before income taxes	(7,555)	(2,743)	2,732	8,451	885
Depreciation and amortization	8,884	5,470	5,557	5,603	25,514
Interest expense	4,642	4,561	4,578	4,575	18,356
Derivative items	—	—	—	—	—
Impairment charge	—	—	—	—	—
Environmental charge	—	—	—	—	—

Lender-Defined EBITDA	$5,971	$7,288	$12,867	$18,629	$44,755

See Note 15 to the consolidated financial statements for selected unaudited quarterly financial data.

     The Revolver also provides that, as a condition of borrowings, there shall not have occurred any material adverse change in our business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).

     If the required Lender-Defined EBITDA level under the Revolver is not met and the lender does not waive our non-compliance, we will be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur, our lender can refuse to make further advances. Following any such refusal, customer receipts would be applied to our borrowings under the Revolver, and we would not have the ability to reborrow. This would cause us to suffer a rapid loss of liquidity, and we would lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow our lender to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under our Senior Notes which would provide the holders of our Senior Notes the right to accelerate the amount outstanding and demand immediate repayment.

     We had no borrowings under the Revolver as of February 28, 2005. Our $30 million Revolver commitment is subject to borrowing base limitations related to the level of accounts receivable and reserves, and is further reduced by letters of credit that are outstanding. As a result, on February 28, 2005, our additional availability under the Revolver was approximately $26.8 million, after reducing the amount of availability by the $3.2 million of letters of credit then outstanding, and our Liquidity was $33.9 million.

     Prepayment Obligations. Our Tranche A Notes provide that, within 60 days after the end of each calendar quarter through 2006, we are required to redeem and prepay the greater of an amount determined on the basis of (a) Pioneer Americas’ net income before extraordinary items, other income, net, interest, income taxes, depreciation and amortization (“Tranche A Notes EBITDA”), and (b) an amount determined on the basis of the Company’s excess cash flow and average liquidity, as defined. With respect to Tranche A Notes EBITDA, the amount that is to be redeemed and prepaid is (i) $2.5 million if Tranche A Notes EBITDA for such calendar quarter is $20 million or more but less than $25 million, (ii) $5 million if Tranche A Notes EBITDA for such calendar quarter is more than $25 million but less than $30 million and (iii) $7.5 million if Tranche A Notes EBITDA for such calendar quarter is more than $30 million, in each case plus accrued and unpaid interest to the date of redemption and prepayment. With respect to excess cash flow, the amount that is to be redeemed and prepaid is a percentage of the Company’s consolidated net income, without regard to extraordinary gains and losses and net after-tax other income, plus depreciation, amortization and other non-cash charges, and less all cash principal payments, capital expenditures and extraordinary cash gains or cash income received, plus or minus cash changes in working capital. The applicable percentage is to be determined on the basis of the Company’s average liquidity, which is the average of cash plus borrowing availability under the Revolver for the quarter or for the 45-day period following the end of the quarter. We must also apply the proceeds of certain equity offerings to the redemption of Tranche A Notes.

     In December 2004, we issued 1.1 million shares of our common stock in a public offering. Of the $22.1 million in net proceeds of the offering, we applied a total of $1.3 million to the prepayment of Senior Floating Notes in December 2004, and we applied the remainder to the redemption of $21.1 million in principal amount of Senior Guaranteed Notes in January 2005.

     As a result of the application of the applicable provisions with respect to the first quarter of 2003, we redeemed and prepaid $2.4 million of Tranche A Notes on May 23, 2003. One holder refused the prepayment of the balance of the $2.5 million that was to have been prepaid on that date. No further redemption and prepayment of Tranche A Notes was required with respect to the three subsequent calendar quarters in 2003 or with respect to any of the calendar quarters of 2004.

     Future Payment Commitments. In 2005, we expect to have cash requirements, in addition to operating and administrative costs, of approximately $36.6 million, consisting of the following: (i) interest payments of $15.9 million, (ii) capital expenditures of $15.1 million, (iii) environmental remediation spending of $1.4 million, (iv) severance payments of $2.2 million and (v) contractual debt repayments (including the redemption and prepayment mentioned above) of $2.0 million. These amounts are our current estimates and they could materially change based on various factors or unanticipated circumstances. We expect to fund these obligations through internally-generated cash flows from operations, including changes in working capital, and available borrowings under our Revolver.

     We will be subject to Sarbanes-Oxley Section 404 compliance beginning in 2005 and as a result we anticipate a substantial increase in professional services and internal costs in connection with our management’s attestation of the effectiveness of our internal controls over financial reporting and disclosure and related certifications.

     The following table sets forth our obligations and commitments to make future payments under debt agreements, non-cancelable operating lease agreements and purchase obligations as of December 31, 2004 (dollar amounts in thousands):

							2010 and
	Total	2005	2006	2007	2008	2009	thereafter
Consolidated Balance Sheet:
Long-term debt(1)	$268,710	$19,910	$65,791	$16,046	$165,029	$1,934	$—
Other Obligations(2):
Leases(3)	71,843	16,619	13,573	11,073	8,920	5,953	15,705
Purchase obligations(4)	12,093	12,093	—	—	—	—	—

Total	$352,646	$48,622	$79,364	$27,119	$173,949	$7,887	$15,705

(1)	Includes the maturity of the Senior Guaranteed Notes and Senior Floating Notes in 2006 and the 10% Senior Secured Notes in 2008. The timing and amount of payments that are set forth do not take into consideration any early redemption obligations that may arise. Long-term debt is inclusive of interest payments based on interest rates in effect at December 31, 2004 as follows: Senior Guaranteed Notes – fixed 10%; Senior Floating Notes — LIBOR plus 3.5% and other notes at various interest rates.

(2)	Payments for environmental remediation liabilities are excluded from the table as they are not contracted obligations. The timing of payment for environmental remediation liabilities is predicated upon the timing of future events that have not occurred and may not be predicted with certainty.

(3)	Consists primarily of tankcar leases and leases of certain facilities and equipment.

(4)	Consists primarily of purchase contracts with fixed and determinable payment obligations for goods and services used in manufacturing and producing operations in the normal course of business.

     In January 2005 we redeemed $21.1 million in principal amount of long-term debt that is included in the above table with a maturity in 2006. Interest of $1.2 million that in the absence of such redemption would be paid in each of 2005 and 2006 is also included in the above table.

     While we anticipate that product prices will increase during 2005, we have limited ability to influence prices in the commodity markets in which we sell our products. Decreases in the selling prices of our products could have a material adverse affect on our liquidity. In addition, our operating margin is subject to the adverse effects of increased raw material costs, and it appears that energy costs will remain at relatively high levels during 2005, and that the cost of salt, another major raw material cost, will also be higher than in prior periods. The amount of liquidity ultimately needed to meet all of our obligations in the future will depend on a number of factors, some of which are uncertain. We also expect that the results of the organizational efficiency project that we initiated in 2004 will increase our liquidity during 2005.

     While we strive to maintain or increase our profitability by reducing costs through improving production efficiency, emphasizing higher margin products, and controlling selling and administration expenses, we cannot provide any assurance that these efforts will be sufficient to offset fully the effect of any decline in ECU prices on operating results.

     There was approximately $196.2 million of our Senior Secured Debt outstanding on December 31, 2004, prior to the redemption of $21.1 million of Senior Guaranteed Notes in January 2005. We can provide no assurance that the cash that we will generate from our operations will be sufficient to repay the Revolver and the remaining principal amount of the Tranche A Notes when they are due in December 2006, or the 10% Senior Secured Notes when they are due in December 2008. In the event that we do not generate sufficient amounts of cash, it would be necessary to refinance the indebtedness, issue new equity or sell assets. The terms of any necessary new borrowings would be determined by then-current market conditions and other factors, and could impose significant additional burdens on our financial condition and operating flexibility, and the issuance of new equity securities could dilute the interest of our existing stockholders. We cannot provide any assurance that we would be able to refinance any of our indebtedness, raise equity on commercially reasonable terms or at all, or sell assets, which failure could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.

     Capital and Environmental Expenditures. Total capital expenditures were approximately $8.4 million, $10.0 million and $10.6 million for the years ended December 31, 2004, 2003 and 2002, respectively, and are expected to be approximately $15.1 million for the year ending December 31, 2005. Total capital expenditures include expenditures for environmental-related matters at existing facilities of approximately $3.9 million, $2.8 million and $1.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     We routinely incur operating expenditures associated with hazardous substance management and environmental compliance matters in ongoing operations. These operating expenses include items such as waste management, fuel, electricity and salaries. The amounts of these operating expenses were approximately $0.1 million, $1.3 million and $3.2 million in 2004, 2003 and 2002, respectively. We expect to spend approximately $1.4 million for these types of expenses during 2005. We recorded a $9.5 million environmental charge during the first quarter of 2003 resulting from an environmental study completed in May 2003, and at December 31, 2004 and 2003, we maintained an accrual of $20.3 million and $20.5 million, respectively, for environmental liabilities, which were included in other long-term liabilities on our balance sheet. During 2004 we paid approximately $0.6 million for environmental costs that had been included in such liabilities. We believe the remaining amount of environmental reserves is adequate to address costs that may arise over the course of the next thirty years. Those costs will be determined on the basis of known environmental concerns and the application of environmental requirements to those concerns, such that the amount and timing of specific amounts is not certain. See Item 1 “Business — Environmental Regulation” in Part I of this report and Note 14 to our consolidated financial statements.

     Defined Benefit Pension and Post-Retirement Plan Liabilities. Defined benefit and post-retirement plan liabilities totaled $23.2 million at December 31, 2004. Our contributions to these plans were $6.2 million during the year ended December 31, 2004, and are expected to be $5.3 million for the year ending December 31, 2005. Based on consultation with our outside actuary and assuming no change in current interest rates and assuming the plans’ assets grow at an average of 8.0% per year, we estimate that our minimum required contributions will be at least $5.3 million in each of the next four consecutive years.

     Net Operating Loss Carryforward. At December 31, 2004, we had combined U.S. and Canadian net operating loss carryforward (“NOL”) of $306.1 million (representing $111.2 million of deferred tax assets) that will expire in varying amounts from 2009 to 2024, if not utilized. U.S. NOL in the amount of $199.5 million (the “Predecessor Company NOL”) was generated prior to our emergence from bankruptcy on December 31, 2001, and our ability to use the Predecessor Company NOL to offset future taxable income will be materially restricted. The remaining $79.1 million of U.S. NOL that was generated in 2002 through 2004 will expire in 2022 through 2024, and may be subject to limitations on use. We also had $27.5 million of Canadian NOL (representing $8.1 million of deferred tax assets) generated in 2002 and 2003 that is not subject to limitation and that will expire in 2009 and 2010. See Item 1 “Business — Risks — Availability of our net operating loss carryforward may be limited ....” in Part I of this report and Note 13 to our consolidated financial statements.

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

     Due to the significance of the U.S. dollar-denominated long-term debt of our Canadian subsidiary and certain other U.S. dollar-denominated assets and liabilities, the entity’s functional accounting currency is the U.S. dollar. A portion of our sales and expenditures is denominated in Canadian dollars, and accordingly, our results of operations and cash flows may be affected by fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar, since Canadian dollar transactions must be translated into U.S. dollars for accounting purposes. In addition, because a portion of our revenues, cost of sales and other expenses are denominated in Canadian dollars, we have a translation exposure to fluctuations of the Canadian dollar against the U.S. dollar. We recorded $2.8 million of currency exchange loss as other expense for 2004, compared to $5.8 million of currency exchange loss in 2003. Currently, we are not engaged in forward foreign exchange contracts, but we may enter into such hedging activities in the future.

     Working Capital. Our working capital was $48.2 million and $12.6 million as of December 31, 2004 and 2003, respectively. Changes from 2003 to 2004 consisted primarily of an increase in short-term investments of approximately $13.3 million, an increase in accounts receivable of approximately $13.9 million due to increased sales as a result of higher prices and volumes, and a decrease in the current portion of long-term debt of approximately $16.8 million, primarily due to payment of the Revolver balance during the year, partially offset by increases in accounts payable of approximately $3.5 million resulting from normal operations and an increase in accrued liabilities of approximately $6.9 million due to increased electricity prices and employee benefit costs.

     Net Cash Flows from Operating Activities. Net cash from operating activities was $19.6 million in 2004, compared to $14.3 million in 2003. The increase was primarily due to increased sales in 2004 as a result of higher prices and sales volumes, partially offset by slightly higher operating expenses and unfavorable changes in working capital, primarily due to increased sales.

     Net Cash Flows Used in Investing Activities. Net cash used in investing activities, consisting primarily of capital expenditures, was $8.1 million in 2004, as compared to $10.0 million in 2003.

     Net Cash Flows from Financing Activities. Net cash from financing activities was $2.5 million in 2004, compared to net cash used of $5.4 million in 2003. The 2004 cash inflows were due primarily to net cash proceeds from the issuance of stock in an equity offering of approximately $22.1 million, net of the repayment of net borrowings under the Revolver of $16.8 million and the prepayment of $3.1 million in principal amount of the Tranche A Notes. The 2003 use of cash was attributable to a $2.4 million redemption and prepayment of the Tranche A Notes, $3.0 million of early payment on two promissory notes and $2.1 million in repayments of other debt obligations, offset by net borrowings of $2.1 million under the Revolver.

Results of Operations

     The following table sets forth certain operating data for the periods indicated (dollars in thousands and percentages as a percentage of revenues).

	Year Ended December 31,
	2004		2003		2002
Revenues	$407,115	100%	$378,675	100%	$316,907	100%
Cost of sales — product	(353,454)	(87)	(340,804)	(90)	(296,622)	(94)
Cost of sales — derivatives	—	—	(20,999)	(6)	12,877	4

Total cost of sales	(353,454)	(87)	(361,803)	(96)	(283,745)	(90)

Gross profit	53,661	13	16,872	4	33,162	10
Selling, general and administrative expenses	(27,608)	(7)	(23,204)	(6)	(23,893)	(8)
Change in fair value of derivatives	—	—	87,271	23	23,566	8
Asset impairment	—	—	(40,818)	(11)	(16,941)	(5)
Other items	(3,974)	(1)	(340)	—	(3,143)	(1)

Operating income	22,079	5	39,781	11	12,751	4
Interest expense, net	(18,356)	(5)	(19,064)	(5)	(18,891)	(6)
Other income (expense), net	(2,838)	(1)	(5,816)	(2)	602	—

Income (loss) before income tax items	885	—	14,901	4	(5,538)	(2)
Income tax (expense) benefit	(2,127)	(1)	3,286	1	781	—

Net income (loss)	$(1,242)	—	$18,187	5%	$(4,757)	(2)%

     Our derivatives positions, which were the subject of the dispute with CRC that was settled early in 2003, are discussed under “Settlement of Dispute with the Colorado River Commission of Nevada” above.

Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

     Revenues. Revenues for the years ended December 31, 2004 and 2003, were as follows:

	2004	2003
Chlorine and caustic soda	$293,508	$276,309
Other	113,607	102,366

Total revenues	$407,115	$378,675

Average ECU netback*	$393	$382

*	The average ECU netback relates only to sales of chlorine and caustic soda, and not to sales of other products.

     Revenues increased by $28.4 million, or approximately 8%, to $407.1 million for 2004 as compared to $378.7 million in 2003. Revenues from the sale of chlorine and caustic soda increased by $17.2 million, with an increase of approximately $5.9 million due to increased ECU netbacks and an increase of approximately $11.3 million due to increased ECU sales volume. Our average ECU netback for the year ended December 31, 2004, was $393, an increase of approximately 3% from the average netback in 2003 of $382. Revenues in 2004 were also favorably affected by increased prices and volumes for our other products, with an increase of $3.3 million in revenues resulting from increased volumes from sales of hydrochloric acid and Cereclor (R), and an increase of $7.0 million due to increased prices for various other products.

     Cost of Sales — Product. Cost of sales — product increased by $12.7 million, or approximately 4%, in 2004 as compared to 2003. The increase was primarily attributable to higher variable costs of $14.2 million, including increased electricity and salt costs of $7.0 million and $3.8 million, respectively, due to higher prices and production volumes, and $3.5 million of increased costs related to purchases of caustic soda for resale. Cost of sales – product in 2004 also included increased freight costs of $8.8 million as a result of higher volumes and fuel surcharges, and higher depreciation of approximately $3.9 million due to a first quarter charge related to a decision to discontinue chlor-alkali production at the Tacoma facility. The increases were partially offset by lower fixed costs, including a decrease in personnel costs of $3.3 million as a result of Project STAR, and the absence of costs incurred in 2003 for anode recoating projects and environmental charges of approximately $3.5 million and $9.3. million, respectively. Other companies may include certain of these costs in selling, general and administrative expenses, resulting in a lack of comparability between our gross profit and that reported by other companies.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses of $27.6 million increased by $4.4 million, or approximately 19%, in 2004 as compared to 2003. The increase was for the most part due to higher consulting fees of $4.1 million primarily related to Project STAR and a $2.4 million increase in employee benefit costs, partially offset by $1.8 million of decreased bad debt expense. Other companies may include as a component of selling, general and administrative expenses certain costs that we recognize as cost of sales — product. As a result, our gross profit may not be comparable to that reported by other companies.

     Other Items. Other items for 2004 increased by $3.6 million due to the recognition of employee severance and related benefits costs in 2004 of $4.0 million related to our restructuring efforts from Project STAR and the realignment of certain Canadian operations. In 2003 other items included a $0.4 million gain from the early payment of a promissory note.

     Interest Expense, Net. Interest expense was $18.4 million and $19.1 million in 2004 and 2003, respectively, net of interest income of $106,000 in 2004 and $18,000 in 2003.

     Other Income (Expense), Net. Other expense for 2004 was comprised of $2.8 million in currency exchange loss, which resulted from a decline in the rate at which Canadian-dollar-denominated amounts were converted into U.S. dollar balances (from $1.30 at December 31, 2003, to $1.20 at December 31, 2004). For 2003, other expense of $5.8 million also resulted from a decline in exchange rates from the previous period.

     Income Tax (Benefit) Expense. Income tax expense for 2004 was $2.1 million compared to a tax benefit of $3.3 million in 2003. The 2004 expense resulted primarily from the recording of a valuation allowance against our Canadian capital loss carryforward, offset by a benefit from the net loss of our Canadian operations. The valuation allowance was necessary since it is now considered unlikely that the capital loss carryforward will be used against future capital gains.

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

     Revenues. Revenues for the years ended December 31, 2003 and 2002, were as follows:

	2003	2002
Chlorine and caustic soda	$276,309	$221,521
Other	102,366	95,386

Total revenues	$378,675	$316,907

Average ECU netback*	$382	$270

*	The average ECU netback relates only to sales of chlorine and caustic soda, and not to sales of other products.

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

     Cost of Sales — Product. Cost of sales — product increased by $44.2 million, or approximately 15%, in 2003 as compared to 2002. The increase was primarily attributable to an $8.8 million increase in environmental charges, increased electricity costs of approximately $14.6 million, a $7.9 million increase in the amount of products purchased for resale as a result of the idling of production at the Tacoma chlor-alkali plant in 2002, a $3.6 million increase in other variable costs primarily consisting of other raw materials, inventory changes and freight to terminals, higher maintenance costs of approximately $9.5 million due to increased maintenance activity related to anode recoating and other planned major maintenance activity, $5.5 million of increases in personnel costs that were also related to the anode recoating and other planned major maintenance activity, as well as the absence of a $1.1 million curtailment gain and $1.2 million in costs, primarily property taxes, recorded in 2002 and related to the idling of the Tacoma plant. The 2003 increase was partially offset by a decrease of $3.7 million in depreciation expense due to a decrease in our depreciable asset base (as a result of impairment charges in 2003 with respect to the Henderson facility) and $1.0 million in freight costs. Other companies may include certain of these costs in selling, general and administrative expenses, resulting in a lack of comparability between our gross profit and that reported by other companies.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses remained relatively constant at $23.2 million in 2003 as compared to $23.9 million in 2002. An increase in bad debt expense of $2.1 million in 2003 compared to 2002 was largely offset by the absence of $1.4 million of personnel costs and $0.6 million of professional fees that had been recorded in 2002 as the result of the restructuring efforts and derivatives dispute matters. The increase in bad debt expense in 2003 was primarily related to an increase in the allowance for doubtful accounts for estimated collection losses due to credit-risk exposure to customers in the pulp and paper industry. Other companies may include as a component of selling, general and administrative expenses certain costs that we recognize as cost of sales — product. As a result, our gross profit may not be comparable to that reported by other companies.

     Asset Impairment. Asset impairment for 2003 consisted of a $40.8 million impairment charge related to the Henderson facility. The impairment charge arose as a result of the increase in energy costs at the Henderson facility brought about by the CRC settlement. In December 2002, due to increasing power costs and the uncertainty of restarting the Tacoma facility, we recorded an impairment of $16.9 million to reduce the book value of the Tacoma facility to estimated fair value at December 31, 2002. See Note 11 to the consolidated financial statements.

     Other Items. Other items for 2003 included a net loss of $0.8 million on disposition of fixed assets, offset slightly by a $0.4 million gain from the early payment of a promissory note. Other items in 2002 included $2.9 million of severance expense, $0.7 million of Tacoma idling costs, $0.5 million of legal expenses related to our emergence from bankruptcy, and a $1.3 million gain from the sale of assets.

     Interest Expense, Net. Interest expense was $19.1 million and $18.9 million in 2003 and 2002, respectively, net of interest income of $18,000 in 2003 and $64,000 in 2002.

     Other Income (Expense), Net. Other expense for 2003 was comprised of $5.8 million in exchange loss, which resulted from a decline in the rate at which Canadian-dollar-denominated amounts were converted into U.S. dollar balances (from $1.58 at December 31, 2002, to $1.30 at December 31, 2003). For 2002 other income, net of $0.6 million included $0.1 million in exchange gain and other various nominal items.

     Income Tax Benefit. Income tax benefit for 2003 was $3.3 million, reflecting foreign tax benefit on the net loss of our Canadian operations. Due to uncertainty as to our ability to generate future taxable income against which our U.S. NOL and other deferred tax assets can be applied in future years, a 100% valuation allowance amounting to $110.6 million was recorded in connection with our U.S. deferred tax assets at December 31, 2003, compared to a $116.3 million allowance in 2002. Income tax benefit for 2002 was $0.8 million. During 2002 we recorded a credit of $0.5 million to additional paid-in capital in connection with a refund relating to the carryback of certain NOL.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board (“FASB”) has issued a number of new accounting standards that became effective in 2004. The effects of such requirements on our financial statements are as follows:

     In December 2003, the FASB issued SFAS 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106,” which revises employers’ disclosures about pension plans and other postretirement benefit plans. All provisions of this statement are effective for the year ended December 31, 2004, and we have included relevant disclosure in the notes to our financial statements. See Note 7 to the consolidated financial statements.

     In November 2004, the FASB issued SFAS 151, “Inventory Costs—An Amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overhead to conversion costs be based on normal capacity of the production facilities. The provisions of SFAS 151 must be applied prospectively to our inventory costs incurred after January 1, 2006. The adoption of SFAS 151 is not expected to have a material impact on our financial position or results of operations.

     In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” replacing SFAS 123 and superseding Accounting Principles Board (“APB”) Opinion No. 25. SFAS 123R requires public companies to recognize compensation expense for the cost of awards of equity instruments. This compensation cost will be measured as the fair value of the award on the grant date, as estimated using an option-pricing model. We are evaluating the various transition provisions under SFAS 123R and will adopt SFAS 123R effective July 1, 2005, which is expected to result in additional compensation expense of $0.2 million for the year ending December 31, 2005.

     In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29,” addressing the measurement of exchanges of nonmonetary assets. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar production assets in APB Opinion No. 29, “Accounting for Nonmonetary Exchanges,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 with earlier application permitted. We do not expect adoption of the provisions of SFAS 153 to have a material impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The table below provides information about our market-sensitive debt instruments and constitutes a “forward-looking statement.” Our fixed-rate debt has no earnings exposure from changes in interest rates. We have certain variable rate instruments that are subject to market risk. An increase in the market interest rates would increase our interest expense and our cash requirements for interest payments. For example, an average increase of 0.25% in the variable interest rate would increase our annual interest expense and payments by approximately $0.2 million.

	Expected Maturity Date At December 31, 2004
	Year Ending December 31,						Fair Value At
	2005	2006	2007	2008	2009	Thereafter	December 31, 2004
Fixed rate debt(1)	$1,978	$1,832	$965	$150,000	$—	$—	$154,775
Variable rate debt(2)	—	46,241	—	—	—	1,760	48,001

Total debt	$1,978	$48,073	$965	$150,000	$—	$1,760	$202,776

(1)	Debt instruments at fixed interest rates ranging from 8.0% to 10.0%, with the majority at 10.0%; includes the payment of the 10% Senior Secured Notes in 2008.

(2)	Debt instruments at variable interest rates, including LIBOR based loans, ranging from 1.1% to 2.0% at December 31, 2004; includes the maturity of the Tranche A Notes in 2006. The timing and amount of payments that are set forth do not take into consideration any early redemption obligations that may arise.

     We operate in Canada and are subject to foreign currency exchange rate risk. Due to the significance of our Canadian subsidiary’s United States dollar-denominated long-term debt and certain other United States dollar-denominated assets and liabilities, our functional accounting currency is the United States dollar. Certain other items of working capital are denominated in Canadian dollars. An average change of 1% in the currency exchange rate would result in a change in currency exchange gain or loss of approximately $0.4 million.

Item 8. Financial Statements and Supplementary Data

     In this report, our consolidated financial statements and supplementary data appear following the signature page to this report and are hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A.	Controls and Procedures

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

     None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information to be set forth in Pioneer’s definitive proxy statement relating to the 2005 Annual Meeting of Stockholders of Pioneer (the “2005 Proxy Statement”) to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in response to Items 401, 405 and 406 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act (“Regulation S-K”). If the 2005 Proxy Statement is not so filed within 120 days after December 31, 2004, such information will be included in an amendment to this report filed not later than the end of such period. Reference is also made to the information appearing in Item 4A of Part I of this report under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information to be set forth in the 2005 Proxy Statement in response to Item 402 of Regulation S-K, or if the 2005 Proxy Statement is not so filed within 120 days after December 31, 2004, such information will be included in an amendment to this report filed not later than the end of such period.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information to be set forth in the 2005 Proxy Statement in response to Item 403 of Regulation S-K, or if the 2005 Proxy Statement is not so filed within 120 days after December 31, 2004, such information will be included in an amendment to this report filed not later than the end of such period.

     See the information contained under the heading “Equity Compensation Plan Information” in Item 5 of this report for information regarding shares authorized for issuance under equity compensation plans approved by stockholders and not approved by stockholders. For descriptions of our equity compensation plans, including the 2001 Employee Stock Option Plan, see Note 7 to the consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information to be set forth in the 2005 Proxy Statement in response to Item 404 of Regulation S-K, or if the 2005 Proxy Statement is not so filed within 120 days after December 31, 2004, such information will be included in an amendment to this report filed not later than the end of such period.

Item 14.	Principal Accounting Fees and Services

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information to be set forth in the 2005 Proxy Statement in response to Item 404 of Regulation S-K, or if the 2005 Proxy Statement is not so filed within 120 days after December 31, 2004, such information will be included in an amendment to this report filed not later than the end of such period.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

An index to the Consolidated Financial Statements filed with this report appears on page F-1.

(2)	Financial Statement Schedule

The information required by this item is filed as Exhibit 99.1.

(3)	Exhibits

See Item 15(b) below.

(b)	Exhibits:

Exhibit No.	Description
2.1*	Pioneer Companies, Inc. Amended Joint Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (incorporated by reference to Exhibit 2.1 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
2.2*	Order Approving Disclosure Statement, dated September 21, 2001 (incorporated by reference to Exhibit 2.2 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
2.3*	Order Confirming Joint Plan of Reorganization, dated November 28, 2001 (incorporated by reference to Exhibit 2.4 to Pioneer’s Current Report on Form 8-K filed on December 28, 2001).
2.4*	Asset Purchase Agreement, dated as of May 14, 1997, by and between OCC Tacoma, Inc. and Pioneer Companies, Inc. (incorporated by reference to Exhibit 2 to Pioneer’s Current Report on Form 8-K filed on July 1, 1997).
2.5*	Asset Purchase Agreement, dated as of September 22, 1997, between PCI Chemicals Canada Inc. (“PCICC”), PCI Carolina, Inc. and Pioneer Companies, Inc. and ICI Canada Inc., ICI Americas, Inc. and Imperial Chemical Industries plc (incorporated by reference to Exhibit 2 to Pioneer’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
2.6*	First Amendment to Asset Purchase Agreement, dated as of October 31, 1997, between PCICC, PCI Carolina, Inc. and Pioneer Companies, Inc. and ICI Canada Inc., ICI Americas, Inc. and Imperial Chemical Industries plc (incorporated by reference to Exhibit 2 to Pioneer’s Current Report on Form 8-K filed on November 17, 1997).
3.1*	Fourth Amended and Restated Certificate of Incorporation of Pioneer Companies, Inc. (incorporated by reference to Exhibit 3.1 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
3.2*	Amended and Restated By-laws of Pioneer Companies, Inc. (incorporated by reference to Exhibit 3.2 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.1*	Specimen Pioneer Companies, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

Exhibit No.	Description
4.2*	Indenture, dated as of December 31, 2001, among PCI Chemicals Canada Company, the guarantors named therein and Wells Fargo Bank Minnesota, National Association, as trustee, relating to $150,000,000 principal amount of 10% Senior Secured Guaranteed Notes due 2008 (incorporated by reference to Exhibit 4.3 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.3*	Term Loan Agreement, dated as of December 31, 2001, among Pioneer Americas LLC, the guarantors named therein, the lenders from time to time parties thereto and Wells Fargo Bank Minnesota, National Association, as administrative agent (incorporated by reference to Exhibit 4.4 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.4*	Indenture, dated as of December 31, 2001, among Pioneer Americas LLC, the guarantors named therein, and Wells Fargo Bank Minnesota, National Association, as trustee, relating to up to $50,000,000 principal amount of Senior Secured Floating Rate Guaranteed Notes due 2006 (incorporated by reference to Exhibit 4.5 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.5*	Loan and Security Agreement, dated as of December 31, 2001, among PCI Chemicals Canada Company, Pioneer Americas LLC, the lenders that are signatories thereto and Foothill Capital Corporation, as arranger and administrative agent (incorporated by reference to Exhibit 4.6 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.6*	First Amendment to Loan and Security Agreement, dated April 15, 2002, between and among the lenders identified on the signature pages thereto, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.7 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.7*	Second Amendment to Loan and Security Agreement effective as of May 31, 2002, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.1 to Pioneer’s Current Report on Form 8-K filed on June 14, 2002).
4.8*	Third Amendment to Loan and Security Agreement effective as of July 29, 2002, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.8 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
4.9*	Fourth Amendment to Loan and Security Agreement effective as of December 10, 2002, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.9 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
4.10*	Fifth Amendment to Loan and Security Agreement effective as of July 1, 2003, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.10 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
4.11*	Sixth Amendment to Loan and Security Agreement effective as of December 31, 2003, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.11 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
4.12*	Common Security and Intercreditor Agreement, dated as of December 31, 2001, by and among the grantors named therein and Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.8 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.1+*	Pioneer Companies, Inc. 2001 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.2+*	Employment Agreement, dated September 17, 2002, between Pioneer Companies, Inc. and Michael Y. McGovern (incorporated by reference to Exhibit 10.2 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.3*	Indemnity Agreement dated March 14, 2002, between Pioneer Companies, Inc. and Marvin E. Lesser (incorporated by reference to Exhibit 10.1 to Pioneer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

Exhibit No.	Description
10.4*	Indemnity Agreement dated March 14, 2002, between Pioneer Companies, Inc. and Michael Y. McGovern (incorporated by reference to Exhibit 10.2 to Pioneer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10.5*	Indemnity Agreement dated March 14, 2002, between Pioneer Companies, Inc. and Gary L. Rosenthal (incorporated by reference to Exhibit 10.3 to Pioneer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10.6*	Indemnity Agreement dated March 14, 2002, between Pioneer Companies, Inc. and David N. Weinstein (incorporated by reference to Exhibit 10.4 to Pioneer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10.7	Indemnity Agreement dated March 14, 2002, between Pioneer Companies, Inc. and David A. Scholes.
10.8*+	Pioneer Companies, Inc. Discretionary Severance Benefit Plan, effective May 1, 2003 (incorporated by reference to Exhibit 10.9 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
14.1*	Pioneer Companies, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
21.1*	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Michael Y. McGovern required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Gary L. Pittman required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Michael Y. McGovern required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Gary L. Pittman required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
99.1	Schedule II — Valuation and Qualifying Accounts.

*	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

+	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER COMPANIES, INC.
(Registrant)

Date: March 28, 2005

By:	/s/ MICHAEL Y. MCGOVERN

Michael Y. McGovern
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MICHAEL Y. MCGOVERN	President, Chief Executive Officer	March 28, 2005
and Director
(Michael Y. McGovern)

/s/ GARY L. PITTMAN	Vice President and Chief Financial	March 28, 2005
Officer (Principal Financial Officer)
(Gary L. Pittman)

/s/CARL MONTICONE	Vice President and Controller	March 28, 2005
(Principal Accounting Officer)
(Carl Monticone)

/s/ DAVID N. WEINSTEIN	Chairman of the Board of Directors	March 28, 2005

(David N. Weinstein)

/s/ MARVIN E. LESSER	Director	March 28, 2005

(Marvin E. Lesser)

/s/ CHARLES L. MEARS	Director	March 28, 2005

(Charles L. Mears)

/s/ DAVID A. SCHOLES	Vice President, Manufacturing and Director	March 28, 2005

(David A. Scholes)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     All schedules, except Schedule II, which is filed as Exhibit 99.1, have been omitted because they are not required under the relevant instructions or because the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pioneer Companies, Inc.

We have audited the accompanying consolidated balance sheets of Pioneer Companies, Inc. and subsidiaries (“Pioneer”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule of Pioneer listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of Pioneer’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Pioneer is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of Pioneer’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pioneer as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

March 28, 2005
Houston, Texas

PIONEER COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value)

	December 31,	December 31,
	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$16,191	$1,946
Accounts receivable, less allowance for doubtful accounts:
2004, $2,563; 2003, $2,947	52,693	38,800
Inventories, net	16,417	15,707
Prepaid expenses and other current assets	5,682	5,018

Total current assets	90,983	61,471
Property, plant and equipment:
Land	6,520	6,520
Buildings and improvements	30,375	29,522
Machinery and equipment	198,121	190,953
Construction in progress	3,013	2,975

	238,029	229,970
Less accumulated depreciation	(65,831)	(40,436)

	172,198	189,534
Other assets, net	4,359	3,931
Excess reorganization value over the fair value of identifiable assets	84,064	84,064

Total assets	$351,604	$339,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,545	$13,027
Accrued liabilities	24,295	17,369
Short-term debt, including current portion of long-term debt	1,979	18,485

Total current liabilities	42,819	48,881
Long-term debt, less current portion	200,797	203,803
Accrued pension and other employee benefits	23,248	24,584
Other long-term liabilities	46,845	42,742
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 11,176 (2004) and 10,000 (2003) shares issued and outstanding	112	100
Additional paid-in capital	33,649	10,941
Other comprehensive loss	(8,054)	(5,481)
Retained earnings	12,188	13,430

Total stockholders’ equity	37,895	18,990

Total liabilities and stockholders’ equity	$351,604	$339,000

See notes to consolidated financial statements.

PIONEER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2004	2003	2002
Revenues	$407,115	$378,675	$316,907
Cost of sales — product	(353,454)	(340,804)	(296,622)
Cost of sales — derivatives	—	(20,999)	12,877

Total cost of sales	(353,454)	(361,803)	(283,745)

Gross profit	53,661	16,872	33,162
Selling, general and administrative expenses	(27,608)	(23,204)	(23,893)
Change in fair value of derivatives	—	87,271	23,566
Asset impairment	—	(40,818)	(16,941)
Other items	(3,974)	(340)	(3,143)

Operating income	22,079	39,781	12,751
Interest expense, net	(18,356)	(19,064)	(18,891)
Other income (expense), net	(2,838)	(5,816)	602

Income (loss) before income taxes	885	14,901	(5,538)
Income tax (expense) benefit	(2,127)	3,286	781

Net income (loss)	$(1,242)	$18,187	$(4,757)

Income (loss) per share:
Basic	$(0.12)	$1.82	$(0.48)
Diluted	$(0.12)	$1.79	$(0.48)
Weighted average number of shares outstanding:
Basic	10,113	10,002	10,000
Diluted	10,113	10,169	10,000

See notes to consolidated financial statements.

PIONEER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-In	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Loss	Total
Balance at December 31, 2001	10,000	$100	$10,427	$—	$—	$10,527
Utilization of net operating loss carryback benefit	—	—	506	—	—	506
Comprehensive loss:
Net loss	—	—	—	(4,757)	—	(4,757)
Other comprehensive loss, net of taxes:
Additional minimum pension liability	—	—	—	—	(5,024)	(5,024)

Total comprehensive loss	—	—	—	—	—	(9,781)

Balance at December 31, 2002	10,000	100	10,933	(4,757)	(5,024)	1,252
Comprehensive income:
Net income	—	—	—	18,187	—	18,187
Other comprehensive loss, net of taxes:
Additional minimum pension liability	—	—	—	—	(457)	(457)

Total comprehensive income	—	—	—			17,730
Issuance of new shares	4	—	8	—	—	8

Balance at December 31, 2003	10,004	100	10,941	13,430	(5,481)	18,990
Utilization of net operating loss carryback benefit	—	—	346	—	—	346
Comprehensive income:
Net loss	—	—	—	(1,242)	—	(1,242)
Other comprehensive loss, net of taxes:
Additional minimum pension liability	—	—	—	—	(2,573)	(2,573)

Total comprehensive loss	—	—	—			(3,815)
Issuance of new shares	1,172	12	22,362	—	—	22,374

Balance at December 31, 2004	11,176	$112	$33,649	$12,188	$(8,054)	$37,895

See notes to consolidated financial statements.

PIONEER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities:
Net income (loss)	$(1,242)	$18,187	$(4,757)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	25,514	21,551	24,926
Provision for (recovery of) loss on accounts receivable	(384)	1,296	(848)
Deferred tax expense (benefit)	2,127	(3,142)	(781)
Derivatives — cost of sales and change in fair value	—	(66,272)	(36,443)
Asset impairment	—	40,818	16,941
(Gain) loss on disposal of assets	(10)	761	(1,324)
Currency exchange (gain) loss	2,840	5,825	(92)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(12,803)	1,644	3,851
(Increase) decrease in inventories, prepaid expenses and other current assets	(774)	(780)	8,810
(Increase) decrease in other assets	(494)	700	(751)
Increase (decrease) in accounts payable and accrued liabilities	8,313	(10,618)	(5,910)
Increase (decrease) in other long-term liabilities	(3,794)	4,291	(3,372)
Other	346	—	—

Net cash flows from operating activities	19,639	14,261	250

Investing activities:
Capital expenditures	(8,384)	(9,998)	(10,615)
Proceeds from disposal of assets	315	—	2,047

Net cash flows used in investing activities	(8,069)	(9,998)	(8,568)

Financing activities:
Debtor-in-possession credit facility, net	—	—	(6,663)
Net borrowings (payments) under revolving credit arrangements	(16,823)	2,119	14,704
Repayments of long-term debt	(3,079)	(7,494)	(1,649)
Proceeds from issuance of stock, net	22,374	8	—

Net cash flows from (used in) financing activities	2,472	(5,367)	6,392

Effect of exchange rate changes on cash	203	261	1,091

Net change in cash and cash equivalents	14,245	(843)	(835)

Cash and cash equivalents at beginning of period	1,946	2,789	3,624

Cash and cash equivalents at end of period	$16,191	$1,946	$2,789

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

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

     All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents.

Inventories

     Inventories are valued at the lower of cost or market. Finished goods and work-in-process costs are recorded under the average cost method, which includes appropriate elements of material, labor and manufacturing overhead costs, while the first-in, first-out method is utilized for raw materials, supplies and parts. Pioneer enters into agreements with other companies to exchange chlor-alkali inventories in order to minimize working capital requirements and to optimize distribution logistics. When there is an imbalance resulting from an exchange contract, such imbalance quantity is included in Pioneer’s finished goods inventory and valued at its manufacturing cost. Imbalances included in inventory due from (due to) other companies were $1.0 million and ($1.1) million at December 31, 2004, and $1.1 million and ($1.8) million at December 31, 2003.

Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Major renewals and improvements that extend the useful lives of equipment are capitalized. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations.

     Depreciation is computed primarily under the straight-line method over the estimated remaining useful lives of the assets. Asset lives range from 5 to 15 years, including buildings and improvements with an average life ranging from 10 to 15 years and machinery and equipment with an average life ranging from 5 to 10 years. Depreciation expense recorded in 2004, 2003 and 2002 was $24.9 million, $21.0 million and $24.6 million, respectively.

Planned Major Maintenance Activities

     Pioneer expenses major maintenance costs when incurred. Such costs are incurred when major maintenance activities are performed on Pioneer’s chlor-alkali plants.

Impairment of Long-Lived Assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use are based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value. See Note 11 for discussion of asset impairment charges.

Other Assets

     Other assets include amounts for deferred financing costs, which are being amortized on a straight-line basis over the term of the related debt. Amortization of such costs using the interest method would not have resulted in material differences in the amounts amortized during the periods presented. Amortization expense for other assets for the years ended December 31, 2004, 2003 and 2002 was approximately $0.1 million for each period.

Excess Reorganization Value Over The Fair Value of Identifiable Assets

     Upon Pioneer’s emergence from bankruptcy and application of fresh-start accounting on December 31, 2001, Pioneer recorded $84.1 million of excess reorganization value over the fair value of identifiable assets (“goodwill”) attributable to PCI Canada. In accordance with Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets,” this goodwill will not be amortized. The carrying value of goodwill will be reviewed at least annually, and if this review indicates that it will not be recoverable, as determined based on the estimated fair value of the applicable reporting unit, Pioneer’s carrying value will be adjusted in accordance with SFAS 142. Using discounted cash flow methodology based on projections of the amounts and timing of future revenues and cash flows of PCI Canada, Pioneer determined that as of December 31, 2004, 2003 and 2002, goodwill was not impaired. As a result, there was no change in the carrying value of goodwill of $84.1 million as of December 31, 2004, 2003 and 2002.

Environmental Expenditures

     Remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are based upon management’s best estimate of the ultimate cost. Ongoing environmental compliance costs, including maintenance and monitoring costs, are charged to operations as incurred. See Note 14.

Revenue Recognition

     Pioneer generates revenues through sales in the open market and long-term supply contracts. Pioneer recognizes revenue when products are shipped under contract terms or approved purchase orders at stated prices and all significant obligations have been satisfied. Risk of loss passes with the transfer of title in accordance with shipping terms. Provisions are made for estimated returns and estimated credit losses. Pioneer classifies amounts billed to customers for shipping and handling as revenues, with the related shipping and handling costs included in cost of goods sold.

Cost of Sales — Product

     Amounts recognized as cost of sales — product are comprised of production and distribution costs, including variable costs primarily from power, raw materials, freight, purchase for resale, purchasing and receiving, inspection and warehousing costs. Also included are fixed costs such as salaries and personnel costs, rental expense and depreciation related to Pioneer’s production facilities.

Selling, General and Administrative Expenses

     Amounts presented in selling, general and administrative expenses include expenses related to selling, customer service, and costs of providing corporate-wide functional support in such areas as finance, legal, human resources and logistics management, including related salaries and personnel costs, rental expense and depreciation.

Interest Expense

     Interest expense, net consisted of the following for the indicated periods:

	Year Ended
	December 31,
	2004	2003	2002
Interest expense	$18,462	$19,082	$18,955
Interest income	(106)	(18)	(64)

Interest expense, net	$18,356	$19,064	$18,891

No interest was capitalized in 2004, 2003 or 2002.

Income (Loss) Per Share

     Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share considers the dilutive effect of potentially issuable common shares during the period.

     None of the options to purchase shares of common stock that were outstanding at December 31, 2004, were included in the computations of diluted net loss per share since their inclusion would have been anti-dilutive. Options to purchase 20,000 shares of common stock that were outstanding as of December 31, 2003, were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the shares and their inclusion would have been anti-dilutive. Diluted earnings per share for the year ended December 31, 2002, was not affected by outstanding options to acquire common stock as such options were not included in the calculation because their inclusion would have been anti-dilutive.

     Net income (loss) per share was computed as follows for the indicated periods:

	Year Ended
	December 31,
	2004	2003	2002
Numerator for basic and diluted income (loss) per share:
Net income (loss)	$(1,242)	$18,187	$(4,757)

Denominator for basic and diluted income (loss) per share:
Weighted average shares	10,113	10,002	10,000
Potentially dilutive common shares:
Stock options	—	167	—

Denominator for diluted income (loss) per share	10,113	10,169	10,000

Net income (loss) per share:
Basic	$(0.12)	$1.82	$(0.48)

Diluted	$(0.12)	$1.79	$(0.48)

Stock-Based Compensation

     Pioneer has stock option plans that are more fully described in Note 7. Pioneer accounts for those plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Stock options issued under Pioneer’s stock option plans have no intrinsic value at the grant date, and Pioneer recorded no compensation costs under APB Opinion No. 25. Had compensation expense for the stock option plans been determined with the use of a fair-value-based method in accordance with SFAS 123, “Accounting for Stock-Based Compensation”, Pioneer’s pro-forma net income (loss) and earnings (loss) per share would have been as follows:

	2004	2003	2002
Net income (loss):
As reported	$(1,242)	$18,187	$(4,757)
Add: Stock-based compensation expense included in reported net income (loss)	57	—	—
Deduct: Stock-based compensation expense determined under fair-value-based method	(701)	(733)	(430)

Pro forma net income (loss)	$(1,886)	$17,454	$(5,187)

Net income (loss), per common share:
Basic, as reported	$(0.12)	$1.82	$(0.48)
Basic, pro forma	$(0.19)	$1.75	$(0.52)
Diluted, as reported	$(0.12)	$1.79	$(0.48)
Diluted, pro forma	$(0.19)	$1.72	$(0.52)

     The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants: in 2004, risk-free interest rate of 4.25%, no expected dividend yield for all years, expected life of 10 years, and expected volatility of approximately 54%; in 2003, risk-free interest rate of 4.25%, no expected dividend yield for all years, expected life of 10 years, and expected volatility of 95%; and in 2002, risk-free interest rate of 3.8%, no expected dividend yield for all years, expected life of 10 years, and expected volatility of 95%. Stock options generally expire 10 years from the date of grant and fully vest after 3 years. At December 31, 2004, the weighted-average remaining contractual life of outstanding options was 8.2 years.

Foreign Currency Translation

     Following SFAS 52, “Foreign Currency Translation,” the functional accounting currency for Canadian operations is the U.S. dollar; accordingly, gains and losses resulting from balance sheet translations are included as other income (expense) in the consolidated statement of operations.

Concentration of Credit Risk

     Pioneer manufactures and sells its products to companies in diverse industries. Pioneer performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Pioneer’s sales are primarily to customers throughout the United States and in eastern Canada. Pioneer provides for credit losses through its allowance for doubtful accounts.

     In 2004 approximately 23% of Pioneer’s revenues was generated by sales of products for use in the pulp and paper industry. At December 31, 2004, Pioneer had approximately $11.9 million of accounts receivable from pulp and paper customers.

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

     At December 31, 2004, the fair market value of Pioneer’s debt instruments approximated the carrying value.

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

Derivatives

     As of January 1, 2001, Pioneer adopted the accounting and reporting standards of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as interpreted and amended. SFAS 133 requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Based upon the contracts in effect at January 1, 2001, the adoption of SFAS 133 had no effect on the consolidated financial statements at that date.

     Prior to the settlement of derivative disputes (as discussed below) with CRC, approximately 35% of the electric power supply for Pioneer’s Henderson facility was hydropower furnished under a low-cost, long-term contract with CRC, approximately 50% was provided under a supplemental supply contract with CRC, and the remaining 15% was provided under a long-term arrangement with a third party. The supplemental supply contract set forth detailed procedures governing the procurement of power by CRC on Pioneer’s behalf. The agreement was not intended to provide for speculative power purchases on behalf of Pioneer.

     The dispute with CRC involved various derivative positions that were executed by CRC, purportedly for Pioneer’s benefit under the supplemental supply contract. The derivative positions consisted of contracts for the forward purchase and sale of electricity as well as put and call options that were written for electric power. Pioneer disputed CRC’s contention that certain derivative positions with a net liability at December 31, 2002, of $82.3 million were its responsibility. A net liability of $87.3 million, consisting of the $82.3 million liability for those derivatives positions and a $5.0 million liability relating to transactions that were not disputed, was recorded by Pioneer and was reflected in its December 31, 2002, balance sheet.

     All of the conditions of a settlement of Pioneer’s dispute with CRC were satisfied on March 3, 2003. As a result of the settlement, which was effective as of January 1, 2003, Pioneer was released from all claims for liability with respect to electricity derivatives positions, and all litigation between Pioneer and CRC was dismissed. As of December 31, 2002, Pioneer had recorded a net liability of $87.3 million for the net mark-to-market loss on outstanding derivative positions, and a receivable from CRC of $21.0 million for estimated proceeds received by CRC for matured derivative contracts. Due to the settlement of the dispute with CRC, both the $87.3 million net liability and the $21.0 million receivable were reversed in the first quarter of 2003, resulting in a non-cash net gain of $66.3 million. These amounts appear in the consolidated statement of operations for the year ended December 31, 2003, as $87.3 million of operating income under the caption “Change in Fair Value of Derivatives” to reflect the reversal of the previously recorded mark-to-market loss, and $21.0 million of “Cost of Sales — Derivatives,” reflecting the reversal of the receivable from CRC.

     The derivative positions included many types of contracts with varying strike prices and maturity dates extending through 2006. The fair value of the instruments varied over time based upon market circumstances. The fair value of the derivative positions was determined for Pioneer by an independent consultant using available market information and valuation methodologies that included current and forward pricing. Considerable judgment, however, was necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates for the fair value of the derivative positions are not necessarily indicative of the amounts that could be realized upon disposition of the derivative positions or the ultimate amount that would be paid or received when the positions were settled. The use of different market assumptions or estimation methodologies could have resulted in different fair values. Management of Pioneer believes that the market information, methodologies and assumptions used by the independent consultant to determine the fair value of the derivative positions produced a reasonable estimation of their fair value.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board (“FASB”) has issued a number of new accounting standards that became effective in 2004, and Pioneer has evaluated the effects of such requirements on its financial statements.

     In December 2003, the FASB issued SFAS 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106,” which revises employers’ disclosures about pension plans and other postretirement benefit plans. All provisions of this statement are effective for the year ended December 31, 2004. See Note 7.

     In November 2004, the FASB issued SFAS 151, “Inventory Costs—An Amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overhead to conversion costs be based on normal capacity of the production facilities. The provisions of SFAS 151 must be applied prospectively to Pioneer’s inventory costs incurred after January 1, 2006. The adoption of SFAS 151 is not expected to have a material impact on Pioneer’s consolidated financial statements.

     In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” replacing SFAS 123 and superseding APB Opinion No. 25. SFAS 123(R) requires public companies to recognize compensation expense for the cost of awards of equity instruments. This compensation cost will be measured as the fair value of the award on the grant date estimated using an option-pricing model. Pioneer is evaluating the various transition provisions under SFAS 123(R) and will adopt SFAS 123(R) effective July 1, 2005, which is expected to result in additional compensation expense of $0.2 million for the year ending December 31, 2005.

     In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29,” addressing the measurement of exchanges of nonmonetary assets. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar production assets in APB Opinion No. 29, “Accounting for Nonmonetary Exchanges,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. Pioneer does not expect adoption of the provisions of SFAS 153 to have a material impact on its consolidated financial statements.

3. Cash Flow Information

     Non-cash financing activities included the following:

     In April 2003, Pioneer realized a non-cash gain of $0.4 million from the early payment of a $2.8 million promissory note.

     In October 2002, Pioneer financed certain insurance premiums with two notes totaling $1.5 million and payable to a third-party financing company. Since the financing company distributed cash directly to the insurance company, the transaction was a non-cash transaction for Pioneer. The notes payable were classified as short-term debt, and were payable in monthly installments through June 2003. The payment made by the financing company to the insurance company was classified as prepaid insurance and amortized over the term of the insurance policy.

     Following is supplemental cash flow information:

	2004	2003
Interest paid	$18,434	$19,070
Income taxes refunded	(346)	(144)

     In December 2004 Pioneer issued 1.1 million shares of common stock, resulting in gross proceeds of $22.7 million. Expenses of $0.6 million were incurred in connection with the equity offering, and Pioneer realized net proceeds of $22.1 million. The net proceeds were used to prepay and redeem long-term debt. See Note 8.

4. Inventories

     Inventories consisted of the following at December 31:

	2004	2003
Raw materials, supplies and parts, net	$7,089	$7,673
Finished goods	9,328	8,034

	$16,417	$15,707

5. Other Assets

     Other assets consisted of the following at December 31:

	2004	2003
Accounts receivable under environmental indemnification	$3,379	$3,366
Other, net of amortization of $230 and $145, respectively	980	565

Other assets, net	$4,359	$3,931

6. Accrued Liabilities

     Accrued liabilities consisted of the following at December 31:

	2004	2003
Payroll and benefits	$7,250	$4,302
Electricity	8,558	5,887
Other accrued liabilities	8,487	7,180

Accrued liabilities	$24,295	$17,369

7. Employee Benefits

Defined Benefit Pension Plans

     PCI Canada and Pioneer Americas sponsor various non-contributory, defined benefit pension plans covering substantially all their union and non-union employees. Benefits under the plans are based primarily on participants’ compensation and years of credited service. In connection with Pioneer’s application of fresh-start accounting on December 31, 2001, Pioneer adjusted the amounts recorded for pension and post-retirement benefits other than pension liabilities to include all previously unrecognized actuarial gains and losses, as well as unrecognized prior service costs.

     Annual pension costs and liabilities under both the U.S. and Canadian plans are determined each year by the actuaries using various methods and assumptions. Global capital market developments in 2002 and 2003 resulted in a decline in the discount rates used to estimate the pension liabilities. As a result, Pioneer was required to record as “Other Comprehensive Loss” additional minimum pension liabilities of $8.1 million, $5.5 million and $5.0 million as of December 31, 2004, 2003 and 2002, respectively, for plans as to which the accumulated benefit obligations exceeded the fair market values of the respective plan assets. Pension expense in 2004, 2003 and 2002 was $2.0 million ($1.0 million for the Canadian plan and $1.0 million for the U.S. plans), $3.4 million ($1.0 million for the Canadian plan and $2.4 million for the U.S. plans), and $2.8 million ($1.0 million for the Canadian plan and $1.8 million for the U.S. plans), respectively.

     Effective February 29, 2004, Pioneer Americas froze benefits under its defined benefit pension plans for substantially all U.S. salaried and union and non-union hourly employees. The effect of the freezing of defined benefit pension plan benefits was accounted for as a curtailment pursuant to SFAS 88. As a result of the curtailment, the projected benefit obligations for the Pioneer Americas pension plans decreased by $4.3 million. The actuarial gain from such decrease was applied against existing unrecognized actuarial losses and Pioneer recognized no curtailment gain in its statement of operations for the year ended December 31, 2004. As a result of the organizational efficiency project, during 2004 partial plan terminations were recognized with respect to two of the Pioneer Americas defined benefit pension plans. Such partial plan terminations did not have any significant impact on the financial statements.

     PCI Canada and Pioneer Americas intend to contribute such amounts as are necessary to provide assets sufficient to meet the benefits to be paid to participants in the defined benefit plans. The present intent is to make actuarially-computed annual contributions in amounts not more than the maximum nor less than the minimum allowable under U.S. and Canadian statutory requirements. Total minimum contributions of $5.3 million are expected in 2005, compared to contributions of $6.2 million in 2004.

     Information concerning the pension obligations, plan assets, amounts recognized in Pioneer’s financial statements and underlying actuarial assumptions with respect to the defined benefit pension plans are stated below.

	PCI Canada		Pioneer Americas		Pioneer Consolidated
	2004	2003	2004	2003	2004	2003
Change in benefit obligation:
Projected benefit obligation, beginning of year	$36,612	$26,045	$50,493	$43,882	$87,105	$69,927
Service cost	1,182	869	328	1,314	1,510	2,183
Interest cost	2,291	2,001	2,939	2,878	5,230	4,879
Benefits paid	(1,685)	(1,728)	(2,328)	(2,163)	(4,013)	(3,891)
Decrease in obligation due to curtailment	—	—	(4,349)	—	(4,349)	—
Actuarial loss (gain)	1,580	3,428	4,839	4,582	6,419	8,010
Currency translation (gain) loss	3,051	5,997	—	—	3,051	5,997

Projected benefit obligation, end of year	$43,031	$36,612	$51,922	$50,493	$94,953	$87,105

Change in plan assets:
Market value of plan assets, beginning of year	$30,571	$21,395	$36,557	$29,895	$67,128	$51,290
Actual return on plan assets	2,483	3,063	3,397	5,735	5,880	8,798
Employer contributions	3,201	3,171	2,963	3,090	6,164	6,261
Benefits paid	(1,685)	(1,728)	(2,192)	(1,963)	(3,877)	(3,691)
Actual plan expenses	(335)	(378)	(137)	(200)	(472)	(578)
Currency translation gain (loss)	2,703	5,048	—	—	2703	5,048

Market value of plan assets, end of year	$36,938	$30,571	$40,588	$36,557	$77,526	$67,128

Accumulated benefit obligation	$35,294	$30,434	$51,721	$47,291	$87,015	$77,725

	PCI Canada		Pioneer Americas		Pioneer Consolidated
	2004	2003	2004	2003	2004	2003
Development of net amount recognized:
Benefit obligation — end of year	$(43,031)	$(36,612)	$(51,922)	$(50,493)	$(94,953)	$(87,105)
Market value of plan assets — end of year	36,938	30,571	40,588	36,557	77,526	67,128

Funded status — deficit	(6,093)	(6,041)	(11,334)	(13,936)	(17,427)	(19,977)
Unamortized prior service costs	—	—	—	18	—	18
Unamortized net actuarial loss (gain)	3,789	1,707	9,266	9,923	13,055	11,630
Currency translation (gain) loss	—	(24)	—	—	—	(24)

Net liability recognized	$(2,304)	$(4,358)	$(2,068)	$(3,995)	$(4,372)	$(8,353)

Accrued benefit liability	$(2,304)	$(3,839)	$(10,122)	$(9,555)	$(12,426)	$(13,394)
Additional contributions	—	(519)	—	—	—	(519)
Intangible asset	—	—	—	79	—	79
Accumulated other comprehensive loss	—	—	8,054	5,481	8,054	5,481

Net amount recognized	$(2,304)	$(4,358)	$(2,068)	$(3,995)	$(4,372)	$(8,353)

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Year Ended December 31, 2004
Components of net periodic benefit cost:
Service cost	$1,182	$328	$1,510
Interest cost	2,291	2,939	5,230
Expected return on plan assets	(2,487)	(2,995)	(5,482)
Amortization of prior service costs	—	—	—
Loss on plan curtailment	—	77	77
Gain on plan settlement	—	(58)	(58)
Amortization of net actuarial loss	—	745	745

Net periodic benefit cost	$986	$1,036	$2,022

Weighted average assumptions as of December 31:
Discount rate	6.00%	5.75%	5.90%
Expected return on plan assets	7.75%	8.00%	7.90%
Rate of compensation increase	3.50%	3.50%	3.50%

Year Ended December 31, 2003
Components of net periodic benefit cost:
Service cost	$872	$1,314	$2,186
Interest cost	2,010	2,877	4,887
Expected return on plan assets	(1,930)	(2,392)	(4,322)
Amortization of prior service costs	—	(5)	(5)
Amortization of net actuarial loss (gain)	(6)	622	616

Net periodic benefit cost	$946	$2,416	$3,362

Weighted average assumptions as of December 31:
Discount rate	6.25%	6.00%	6.10%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.50%	3.50%	3.50%

Year Ended December 31, 2002
Components of net periodic benefit cost:
Service cost	$928	$1,535	$2,463
Interest cost	1,813	2,827	4,640
Expected return on plan assets	(1,750)	(2,544)	(4,294)
Amortization of prior service costs	—	1	1

Net periodic benefit cost	$991	$1,819	$2,810

Weighted average assumptions as of December 31:
Discount rate	7.00%	6.80%	6.80%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.50%	3.50%	3.50%

     Plan assets at December 31, 2004 and 2003, consist primarily of fixed income investments and equity investments. The following discussions describe the selection of the expected return on assets and investment policy for both the PCI Canada and the Pioneer Americas plans.

     Selection of the Expected Return on Assets. The expected long-term rate of return on assets is based on the facts and circumstances that exist as of the measurement date and the specific portfolio mix of the plan’s assets. PCI Canada and Pioneer Americas use a model developed by their actuaries to assist in the determination of this assumption. The model takes into account several factors such as target portfolio allocation, expenses, historical market performance and expected returns, variances and correlations of different asset categories. These measures are used to determine a range of expected returns on the portfolio. A rate of return assumption that is within 25 basis points of the median long-term return produced by the model is generally selected. The assumption is compared with the historical average asset return to ensure that the assumption is consistent and reasonable.

     Investment Strategy. The pension asset investment objective is to maximize long-term returns while minimizing losses in order to meet future benefit obligations when they become due.

     The assets of the defined benefit plans are allocated in accordance with recommendations made by pension plan consultants. The weighted-average asset allocations at December 31, 2004 and 2003, by asset category were as follows:

	December 31, 2004		December 31, 2003
	PCI	Pioneer	PCI	Pioneer
	Canada	Americas	Canada	Americas
Equity securities — U.S.	20%	42	20%	41%
Equity securities — Canadian	25	—	24	—
Equity securities — international	19	13	20	13
Debt securities	35	20	35	17
Real estate fund	—	4	—	4
Guaranteed accounts	—	21	—	25
Short-term investments	1	—	1	—

	100%	100%	100%	100%

     The expected benefits to be paid in future periods, which are estimated as of December 31, 2004, and are based on the same assumptions used to measure pension plan benefit obligations at year end, are as follows:

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
For the years ended December 31:
2005	$1,148	$2,118	$3,266
2006	1,328	2,244	3,572
2007	1,544	2,421	3,965
2008	1,770	2,625	4,395
2009	1,999	3,000	4,999
2010 through 2014	14,335	20,092	34,427

Total	$22,124	$32,500	$54,624

Defined Contribution Pension Plans

     PCI Canada offers a defined contribution pension plan to its employees, under which participant employees may generally contribute from 1% to approximately 8% of their compensation. PCI Canada also contributes funds to the plan in the amount of 35% of employee contributions up to 4% of employee compensation. Effective February 1, 2002, PCI Canada suspended its contributions to the plan in order to reduce costs. In 2003, PCI Canada resumed making matching contributions on employee contributions up to 4% of employee compensation in accordance with the following schedule: from May 1, 2003: 20%; from July 1, 2003: 70%; from October 1, 2004: 65%; from November 1, 2004: 35%. Contribution expense under the plan was $320,000, $169,000 and $17,000 in 2004, 2003 and 2002, respectively.

     Pioneer Americas offers defined contribution pension plans to its employees, under which participants may generally contribute from 1% to 50% of their compensation. Effective February 1, 2002, Pioneer Americas suspended making matching contributions to the plans in order to reduce costs. Effective May 1, 2003, Pioneer Americas resumed making matching contributions in the amount of 25% of employee contributions up to 6% of employee compensation. Effective March 1, 2004, the plans were amended to provide for additional contributions to participant accounts by Pioneer Americas, in amounts of 5% of employee compensation for employees under the age of 45, and 7.5% of employee compensation for employees 45 or older. Contribution expense under the plans was $0.9 million, $0.2 million and $0.1 million in 2004, 2003 and 2002, respectively.

Post-Retirement Benefits Other Than Pensions

     PCI Canada provides its employees with retiree health care benefits that supplement the health care benefits that are made available under governmental programs. Until January 1, 1999, Pioneer Americas provided health care benefits to retirees. On that date, Pioneer Americas modified the plan to provide that employees retiring after January 1, 1999, do not receive company-paid retiree medical benefits. Effective December 31, 2003, the Pioneer Americas plan was further modified to eliminate retiree health care benefits when a participant reaches age 65. Pioneer Americas accounted for the reduction in benefits as a negative plan amendment, which resulted in a gain of $4.8 million included in accrued benefit liability to be amortized over a period of up to 7.63 years at December 31, 2003. At December 31, 2004, the unamortized gain related to the negative plan amendment was $3.8 million.

     Information concerning the benefit obligations, amounts recognized in Pioneer’s financial statements and underlying actuarial assumptions with respect to the retiree health care benefits plan are stated below.

	PCI Canada		Pioneer Americas		Pioneer Consolidated
	2004	2003	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation, beginning of year	$4,461	$2,683	$828	$5,859	$5,289	$8,542
Service cost	148	100	2	2	150	102
Interest cost	277	211	35	207	312	418
Plan amendments	—	—	—	(4,445)	—	(4,445)
Benefits paid	(44)	(39)	(223)	(195)	(267)	(234)
Decrease in obligation due to curtailment	—	—	—	(35)	—	(35)
Actuarial loss (gain)	475	839	(63)	(565)	412	274
Currency translation loss	420	667	—	—	420	667

Benefit obligation, end of year	$5,737	$4,461	$579	$828	$6,316	$5,289

Reconciliation of funded status:
Funded status — deficit	$(5,737)	$(4,461)	$(579)	$(828)	$(6,316)	$(5,289)
Unamortized prior service costs	(174)	(189)	(3,822)	(4,445)	(3,996)	(4,634)
Unamortized net actuarial loss (gain)	942	437	(507)	(492)	435	(55)
Currency translation loss	63	19	—	—	63	19

Accrued benefit liability	$(4,906)	$(4,194)	$(4,908)	$(5,765)	$(9,814)	$(9,959)

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Year Ended December 31, 2004
Components of net periodic benefit cost:
Service cost	$148	$2	$150
Interest cost	277	35	312
Amortization of prior service costs	(29)	(623)	(652)
Amortization of net actuarial loss (gain)	2	(47)	(45)

Net periodic benefit cost	$398	$(633)	$(235)

Weighted average assumptions as of December 31:
Discount rate	6.00%	5.75%	6.00%

Year Ended December 31, 2003
Components of net periodic benefit cost:
Service cost	$100	$2	$102
Interest cost	211	207	418
Amortization of prior service costs	(27)	(312)	(339)
Amortization of net actuarial gain	(10)	(43)	(53)

Net periodic benefit cost	$274	$(146)	$128

Weighted average assumptions as of December 31:
Discount rate	6.25%	6.00%	6.20%

Year Ended December 31, 2002
Components of net periodic benefit cost:
Service cost	$94	$4	$98
Interest cost	194	395	589
Amortization of net actuarial gain	—	(30)	(30)

Net periodic benefit cost	$288	$369	$657

Weighted average assumptions as of December 31:
Discount rate	7.00%	6.80%	6.80%

     The annual costs and liabilities under both the U.S. and Canadian retiree health care plans are determined each year by Pioneer’s actuaries using various assumptions. With respect to the PCI Canada plan, the weighted-average annual assumed health care trend rate is assumed to be 9.3% for 2005. The rate is assumed to decrease gradually to 4.6% in 2012 and remain level thereafter. With respect to the Pioneer Americas plan, the weighted-average annual assumed health care trend rate is assumed to be 7.5% for 2005. The rate is assumed to decrease gradually to 4.5% in 2012 and remain level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care trend rates would have the following effects:

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Effect of a one-percentage-point change to the health care cost trend rate assumption:
Effect of + 1% on service cost plus interest cost	$106	$—	$106
Effect of - 1% on service cost plus interest cost	$(83)	$—	$(83)
Effect of + 1% on accrued benefit obligation	$1,161	$52	$1,213
Effect of - 1% on accrued benefit obligation	$(920)	$(60)	$(980)

     The expected benefits to be paid in future periods, which are estimated as of December 31, 2004, and are based on the same assumptions used to measure pension plan benefit obligations at year end, are as follows:

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
For the years ended December 31:
2005	$90	$102	$192
2006	113	84	197
2007	138	60	198
2008	165	53	218
2009	198	14	212
2010 through 2014	1,493	91	1,584

Total	$2,197	$404	$2,601

     It is anticipated that total contributions to the plans will be $0.2 million in 2005.

Stock-Based Compensation

     Pioneer has a stock incentive plan that provides for the granting to key personnel and directors of options to purchase up to 1.0 million shares of common stock. The options may be either qualified incentive stock options or nonqualified stock options. Stock options granted to date have an exercise price equal to or exceeding the market value of the shares of common stock on the date of grant. Options awarded to Pioneer’s employees become exercisable in annual increments over a three-year period beginning one year from the grant date. Options awarded to directors become exercisable on the first to occur of the anniversary of the date of their election as directors and the date that occurs 365 days after the grant date.

     The following table summarizes the transactions with respect to the stock options of Pioneer for the years ended December 31, 2002, 2003 and 2004 (shares in thousands):

			Weighted
			Average
	Number of	Exercise Price	Exercise Price
	Shares	Per Share	Per Share
2002:

Granted	952	$2.00 — $4.00	$2.94
Forfeited	(174)	$2.50	$2.50

Outstanding at December 31, 2002	778	$2.00 — $4.00	$3.04
2003:

Granted	20	$8.15	$8.15
Exercised	(4)	$2.50	$2.50
Forfeited	(47)	$2.50	$2.50

Outstanding at December 31, 2003	747	$2.00 — $8.15	$2.97
2004:

Granted	198	$4.00 — $20.75	$9.32
Exercised	(82)	$2.00 — $8.15	$2.82
Forfeited	(98)	$2.50	$2.50

Outstanding at December 31, 2004	765	$2.00 — $20.75	$4.92

     The fair market value of options granted in 2002, 2003 and 2004 was $2.2 million, $0.1 million and $1.3 million, respectively. There were 40,000, 280,000 and 390,000 shares exercisable under the options outstanding at December 31, 2002, 2003 and 2004, respectively. The average exercise price of the exercisable options at December 31, 2002, 2003 and 2004 was $2.50 per share, $2.97 per share and $3.43 per share, respectively.

8. Debt

     Debt consisted of the following at December 31:

	2004	2003
Senior Secured Debt:
Senior Secured Floating Rate Guaranteed Notes, due December 2006, variable rates based on the three-month LIBOR* plus 3.5% (“Senior Guaranteed Notes”)	43,151	$43,151
Senior Floating Rate Term Notes, due December 2006, variable interest rates based on the three-month LIBOR* plus 3.5% (“Senior Floating Notes”)	3,090	4,413
10% Senior Secured Guaranteed Notes, due December 2008 (“10% Senior Secured Notes”)	150,000	150,000
Revolving credit facility; variable interest rates based on U.S. prime rate plus a margin ranging from 0.5% to 1.25% or LIBOR* plus a margin ranging from 2.50% to 3.25% expiring December 31, 2006, as amended (“Revolver”)	—	16,823
Other debt:
Unsecured, non-interest-bearing, long-term debt, denominated in Canadian dollars (amounts below are in Canadian dollars), original face value of $5.5 million, payable in five annual installments of $1.0 million and a final payment of $0.5 million, beginning January 10, 2002, with an effective interest rate of 8.25%, net of unamortized discount of $0.2 million at December 31, 2004	1,947	2,432
Other notes, maturing in various years through 2014, with various installments, at various interest rates	4,588	5,469

Total	202,776	222,288
Short-term debt, including current maturities of long-term debt	(1,979)	(18,485)

Long-term debt, less current maturities	$200,797	$203,803

*The three-month London inter-bank offered rate (“LIBOR”) for the period ended December 31, 2004 and 2003 was 1.98% and 1.14%, respectively.

     Senior secured debt outstanding under various debt instruments consists of the Senior Guaranteed Notes, the Senior Floating Notes, the 10% Senior Secured Notes and the Revolver. Collectively, the $196.2 million in Senior Guaranteed Notes, Senior Floating Notes and 10% Senior Secured Notes are referred to as the Senior Notes, and together with the Revolver are referred to as the Senior Secured Debt. In addition, at December 31, 2004, Pioneer had a $1.9 million unsecured non-interest bearing instrument payable to a vendor for the settlement of certain amounts owed to that vendor, which contains a covenant that allows the vendor to demand immediate repayment and begin charging interest at a rate of 9.3% if Pioneer’s liquidity falls below $5 million (Canadian dollars); $0.6 million payable over several years to a state taxing authority; and $4.1 million of other debt outstanding, comprised of notes maturing in various years through 2014.

     In December 2004, Pioneer issued 1.1 million shares of common stock in a public offering. Of the $22.1 million in net proceeds of the offering, a total of $1.3 million was applied to prepay a portion of the outstanding Senior Floating Notes in December 2004, and the remainder was applied to the redemption of $21.1 million in principal amount of the outstanding Senior Guaranteed Notes in January 2005. The Revolver provides for revolving loans in an aggregate amount up to $30 million, subject to borrowing base limitations related to the level of accounts receivable, inventory and reserves. On December 31, 2004, the borrowing base under the Revolver was $30.0 million, and on that date borrowing availability net of outstanding letters of credit was $26.8 million, and net liquidity (consisting of cash and borrowing availability) was $43.0 million. No borrowings were outstanding under the Revolver on December 31, 2004. Borrowings under the Revolver are available through December 31, 2006, so long as no default exits and all conditions to borrowings are met. Borrowings under the Revolver accrue interest determined on the basis of either the prime rate plus a margin or LIBOR plus a margin. The rate at which interest accrued on December 31, 2004 and 2003 was 5.75% and 7.00%, respectively. Pioneer incurs a fee on the unused amount of the facility at a rate of 0.375% per year. Because the Revolver requires a lock-box arrangement and contains a clause that allows the lender to refuse to fund further advances in the event of a material adverse change in Pioneer’s business, Pioneer must classify the Revolver as current debt.

     The Revolver requires Pioneer to maintain Liquidity (as defined) of at least $5.0 million, and limit its capital expenditures to $25.0 million in each fiscal year. At December 31, 2004, Liquidity was $43.0 million, consisting of borrowing availability of $26.8 million and cash of $16.2 million, including short-term investments. Capital expenditures were $8.4 million during 2004. One of the covenants in the Revolver requires Pioneer to generate at least $21.55 million of Lender-Defined

EBITDA for each twelve-month period ending at the end of each fiscal quarter. Pioneer was in compliance with the covenant for the twelve months ended December 31, 2004.

     The Revolver also provides that, as a condition of borrowings, there shall not have occurred any material adverse change in Pioneer’s business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).

     If the required Lender-Defined EBITDA level under the Revolver is not met and the lender does not waive Pioneer’s failure to comply with the requirement, Pioneer will be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur, the lender can refuse to make further advances. Following any such refusal, customer receipts would be applied to Pioneer’s borrowings under the Revolver, and Pioneer would not have the ability to reborrow. This would cause Pioneer to suffer a rapid loss of liquidity and it would lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow the lender to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under the Senior Notes that would provide the holders of the Senior Notes with the right to demand immediate repayment.

     Interest on the 10% Senior Secured Notes is payable on June 30th and December 31st. Interest on the Senior Guaranteed Notes and the Senior Floating Notes is payable quarterly on March 31st, June 30th, September 30th and December 31st.

     Pioneer is required to make mandatory redemptions and prepayments of Tranche A Notes from and to the extent of net cash proceeds of certain asset sales, new equity issuances in excess of $5 million and excess cash flow (as defined in the related agreements), and if there is a change of control.

     The Tranche A Notes also provide that, within 60 days after each calendar quarter through 2006, Pioneer is required to redeem and prepay the greater of an amount determined on the basis of (a) Pioneer Americas’ net income before extraordinary items, other income, net, interest, income taxes, depreciation and amortization (“Tranche A Notes EBITDA”) and (b) an amount determined on the basis of the Company’s excess cash flow and average liquidity, as defined. With respect to the Tranche A Notes EBITDA, the amount that is redeemed and prepaid is (i) $2.5 million if Tranche A Notes EBITDA for such calendar quarter is $20 million or more but less than $25 million, (ii) $5 million if Tranche A Notes EBITDA for such calendar quarter is $25 million or more but less than $30 million and (iii) $7.5 million if Tranche A Notes EBITDA for such calendar quarter is $30 million or more, in each case plus accrued and unpaid interest to the date of redemption and prepayment. With respect to excess cash flow, the amount that is to be redeemed and prepaid is a percentage of the Company’s consolidated net income, without regard to extraordinary gains and losses and net after-tax other income, plus depreciation, amortization and other non-cash charges, and less all cash principal payments, capital expenditures and extraordinary cash gains or cash income received, plus or minus cash changes in working capital. The applicable percentage is to be determined on the basis of the Company’s average liquidity, which is the average of cash plus borrowing availability under the Revolver for the quarter or for the 45-day period following the end of the quarter. Each holder of Senior Floating Notes may refuse any such repayment. As a result of the application of these provisions with respect to the first quarter of 2003, Pioneer redeemed and prepaid $2.4 million of the principal amount of the Tranche A Notes on May 23, 2003. One holder refused the prepayment of the balance of the $2.5 million that was to have been prepaid on that date. No redemption and prepayment of Tranche A Notes was required with respect to any other calendar quarter during 2003 or with respect to any calendar quarter during 2004.

     The holders of the 10% Senior Secured Notes may require Pioneer to redeem 10% Senior Secured Notes with net cash proceeds of certain asset sales and of new equity issuance in excess of $35 million (if there is no indebtedness outstanding on the Tranche A Notes). In addition, the holders may require Pioneer to repurchase all or a portion of the notes upon the occurrence of a change of control.

     Pioneer may prepay amounts owed on the Tranche A Notes and the 10% Senior Secured Notes in minimum amounts of $1.0 million or more, and Pioneer may, at its option, terminate the Revolver. If the Revolver is terminated early, a prepayment premium of $0.3 million will be required. On or after December 31, 2005, Pioneer may redeem some or all of the 10% Senior Secured Notes by paying the holders a redemption premium of 5% for a redemption during 2006 and a 2.5% premium for any redemption during 2007. No premium would be payable with respect to a redemption during 2008.

     The obligations under the Revolver are secured by liens on Pioneer’s accounts receivable and inventory, and the obligations under the Senior Notes are secured by liens on substantially all of Pioneer’s other assets, with the exception of certain assets that secure the obligations outstanding under certain other long-term liabilities.

     The debt agreements contain covenants requiring Pioneer to meet minimum liquidity levels, and limiting or prohibiting Pioneer’s ability to, among other things, incur additional indebtedness, prepay or modify debt instruments, grant additional liens, guarantee any obligations, sell assets, engage in another type of business or suspend or terminate a substantial portion of business, declare or pay dividends, make investments, make capital expenditures in excess of certain amounts, or make use of the proceeds of borrowings for purposes other than those specified in the agreements. The agreements also include customary events of default, including one for a change of control under the Revolver. Borrowings under the Revolver will generally be available subject to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default. Pioneer was in compliance with the requirements of the debt agreements for the twelve months ended December 31, 2004.

     Scheduled maturities of long-term debt at December 31, 2004 are as follows:

	Senior
	Secured
	Debt	Other	Total
2005	$—	$1,978	$1,978
2006*	46,241	1,832	48,073
2007	—	965	965
2008	150,000	—	150,000
2009	—	—	—
Thereafter	—	1,760	1,760

	$196,241	$6,535	$202,776

*	As indicated above, $21.1 million in principal amount of the Senior Secured Debt was redeemed in January 2005, and the remaining principal amount of $25.1 million is scheduled to mature in 2006.

     The cash that Pioneer generates from its operations may not be sufficient to repay the Revolver and the Tranche A Notes when they are due in December 2006, or the 10% Senior Secured Notes when they are due in December 2008. In such events, it would be necessary to refinance the indebtedness, issue new equity or sell assets. The terms of any necessary new borrowings would be determined by then-current market conditions and other factors, and could impose significant additional burdens on Pioneer’s financial condition and operating flexibility, and the issuance of new equity securities could dilute the interest of Pioneer’s existing stockholders. Pioneer cannot provide any assurance that it would be able to refinance any of its indebtedness, raise equity on commercially reasonable terms or at all, or sell assets, which failure could cause Pioneer to default on its obligations and impair its liquidity. Pioneer’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its obligations on commercially reasonable terms, would have a material adverse effect on its business, financial condition and results of operations.

9. Condensed Consolidating Financial Statements

     PCI Canada (a wholly-owned subsidiary of PCI) is the issuer of the 10% Senior Secured Notes, which are fully and unconditionally guaranteed on a joint and several basis by PCI and all of PCI’s other direct and indirect wholly-owned subsidiaries.

     Pioneer Americas (a wholly-owned subsidiary of PCI Canada) is the issuer of the Senior Guaranteed Notes and Senior Floating Notes, which are fully and unconditionally guaranteed on a joint and several basis by PCI and all of PCI’s other direct and indirect wholly-owned subsidiaries. Together, PCI Canada, Pioneer Americas and the subsidiary note guarantors comprise all of the direct and indirect subsidiaries of PCI.

     Condensed consolidating financial information for PCI and its wholly-owned subsidiaries is presented below. Separate financial statements of PCI Canada and Pioneer Americas are not provided because Pioneer does not believe that such information would be material to investors or lenders of the Company.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$148	$16,041	$2	$—	$16,191
Accounts receivable, net	—	11,199	41,494	—	—	52,693
Inventories, net	—	7,317	9,100	—	—	16,417
Prepaid expenses and other current assets	2,627	2,011	1,044	—	—	5,682

Total current assets	2,627	20,675	67,679	2	—	90,983
Property, plant and equipment, net	—	103,554	67,116	1,528	—	172,198
Other assets, net	—	179	4,180	—	—	4,359
Intercompany receivable	13,808	100,789	—	76,550	(191,147)	—
Investment in subsidiaries	22,792	—	—	—	(22,792)	—
Excess reorganization value over fair value of identifiable assets	—	84,064	—	—	—	84,064

Total assets	$39,227	$309,261	$138,975	$78,080	$(213,939)	$351,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$8,109	$8,436	$—	$—	$16,545
Accrued liabilities	—	7,990	16,305	—	—	24,295
Current portion of long-term debt	—	734	1,217	28	—	1,979

Total current liabilities	—	16,833	25,958	28	—	42,819
Long-term debt, less current portion	—	151,213	49,550	34	—	200,797
Investment in subsidiary	—	157,176	—	632	(157,808)	—
Intercompany payable	1,332	261	189,554	—	(191,147)	—
Accrued pension and other employee benefits	—	7,211	16,037	—	—	23,248
Other long-term liabilities	—	30,483	15,052	1,310	—	46,845
Stockholders’ equity (deficiency in assets)	37,895	(53,916)	(157,176)	76,076	135,016	37,895

Total liabilities and stockholders’ equity	$39,227	$309,261	$138,975	$78,080	$(213,939)	$351,604

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2003

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$500	$1,422	$24	$—	$1,946
Accounts receivable, net	—	10,218	28,582	—	—	38,800
Inventories, net	—	6,219	9,488	—	—	15,707
Prepaid expenses and other current assets	2,812	1,341	865	—	—	5,018

Total current assets	2,812	18,278	40,357	24	—	61,471
Property, plant and equipment, net	—	113,615	74,391	1,528	—	189,534
Other assets, net	—	165	3,766	—	—	3,931
Intercompany receivable	—	87,356	—	67,581	(154,937)	—
Investment in subsidiaries	25,376	—	—	—	(25,376)	—
Excess reorganization value over fair value of identifiable assets	—	84,064	—	—	—	84,064

Total assets	$28,188	$303,478	$118,514	$69,133	$(180,313)	$339,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$5,875	$7,152	$—	$—	$13,027
Accrued liabilities	—	5,751	11,585	33	—	17,369
Current portion of long-term debt	—	627	17,830	28	—	18,485

Total current liabilities	—	12,253	36,567	61	—	48,881
Long-term debt, less current portion	—	151,805	51,936	62	—	203,803
Investment in subsidiary	—	144,036	—	445	(144,481)	—
Intercompany payable	9,198	3,527	142,212	—	(154,937)	—
Accrued pension and other employee benefits	—	8,050	16,534	—	—	24,584
Other long-term liabilities	—	25,856	15,301	1,585	—	42,742
Stockholders’ equity (deficiency in assets)	18,990	(42,049)	(144,036)	66,980	119,105	18,990

Total liabilities and stockholders’ equity	$28,188	$303,478	$118,514	$69,133	$(180,313)	$339,000

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Fiscal Year Ended December 31, 2004

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$193,691	$310,810	$—	$(97,386)	$407,115
Cost of sales	—	(162,192)	(288,468)	(180)	97,386	(353,454)

Gross profit	—	31,499	22,342	(180)	—	53,661
Selling, general and administrative expenses	(885)	(8,082)	(18,693)	52	—	(27,608)
Change in fair value of derivatives	—	—	—	—	—	—
Asset impairment	—	—	—	—	—	—
Other items	—	(2,046)	(1,928)	—	—	(3,974)

Operating income (loss)	(885)	21,371	1,721	(128)	—	22,079
Interest expense, net	—	(15,135)	(3,215)	(6)	—	(18,356)
Other income (expense), net	—	(2,834)	(9,421)	9,417	—	(2,838)

Income (loss) before income taxes	(885)	3,402	(10,915)	9,283	—	885
Income tax expense	—	(2,127)	—	—	—	(2,127)

Net income (loss) before equity in earnings of subsidiaries	(885)	1,275	(10,915)	9,283	—	(1,242)
Equity in net earnings (loss) of subsidiaries	(357)	(10,915)	—	(186)	11,458	—

Net income (loss)	$(1,242)	$(9,640)	$(10,915)	$9,097	$11,458	$(1,242)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Fiscal Year Ended December 31, 2003

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$178,805	$287,427	$—	$(87,557)	$378,675
Cost of sales	—	(154,064)	(295,450)	154	87,557	(361,803)

Gross profit	—	24,741	(8,023)	154	—	16,872
Selling, general and administrative expenses	(332)	(5,318)	(17,533)	(21)	—	(23,204)
Change in fair value of derivatives	—	—	87,271	—	—	87,271
Asset impairment	—	—	(40,818)	—	—	(40,818)
Other items	—	(320)	(20)	—	—	(340)

Operating income (loss)	(332)	19,103	20,877	133	—	39,781
Interest expense, net	—	(15,172)	(3,884)	(8)	—	(19,064)
Other income (expense), net	—	(5,829)	(13,769)	13,782	—	(5,816)

Income (loss) before income taxes	(332)	(1,898)	3,224	13,907	—	14,901
Income tax benefit	—	3,142	144	—	—	3,286

Net income (loss) before equity in earnings of subsidiaries	(332)	1,245	3,368	13,907	—	18,187
Equity in net earnings of subsidiaries	18,519	3,368	—	145	(22,032)	—

Net income	$18,187	$4,612	$3,368	$14,052	$(22,032)	$18,187

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Fiscal Year Ended December 31, 2002

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$149,048	$238,495	$—	$(70,636)	$316,907
Cost of sales	—	(131,092)	(222,489)	(800)	70,636	(283,745)

Gross profit	—	17,956	16,006	(800)	—	33,162
Selling, general and administrative expenses	(400)	(5,988)	(17,452)	(53)	—	(23,893)
Change in fair value of derivatives	—	—	23,566	—	—	23,566
Asset impairment	—	—	(16,941)	—	—	(16,941)
Other items	—	982	(4,270)	145	—	(3,143)

Operating income (loss)	(400)	12,950	909	(708)	—	12,751
Interest expense, net	—	(14,557)	(4,336)	2	—	(18,891)
Other income	—	278	309	15	—	602

Loss before income taxes	(400)	(1,329)	(3,118)	(691)	—	(5,538)
Income tax benefit	—	781	—	—	—	781

Net loss before equity in earnings of subsidiaries	(400)	(548)	(3,118)	(691)	—	(4,757)
Equity in net loss of subsidiaries	(4,357)	(3,118)	—	(763)	8,238	—

Net income (loss)	$(4,757)	$(3,666)	$(3,118)	$(1,454)	$8,238	$(4,757)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Fiscal Year Ended December 31, 2004

		PCI	Pioneer	Other	Pioneer
	PCI	Canada	Americas	Guarantors	Consolidated
Net cash flows from operating activities	$(22,374)	$3,363	$38,656	$(6)	$19,639
Cash flows from investing activities:
Capital expenditures	—	(3,074)	(5,310)	—	(8,384)
Proceeds from disposal of assets	—	—	315	—	315

Net cash flows from investing activities	—	(3,074)	(4,995)	—	(8,069)

Cash flows from financing activities:
Repayments on long-term debt	—	(793)	(2,270)	(16)	(3,079)
Revolving credit, net	—	—	(16,823)	—	(16,823)
Proceeds from stock issuance, net	22,374	—	—	—	22,374

Net cash flows from financing activities	22,374	(793)	(19,093)	(16)	2,472

Effect of exchange rate changes on cash and cash equivalents	—	203	—	—	203

Net increase (decrease) in cash and cash equivalents	—	(301)	14,568	(22)	14,245
Cash and cash equivalents at beginning of period	—	499	1,423	24	1,946

Cash and cash equivalents at end of period	$—	$198	$15,991	$2	$16,191

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Fiscal Year Ended December 31, 2003

		PCI	Pioneer	Other	Pioneer
	PCI	Canada	Americas	Guarantors	Consolidated
Net cash flows from operating activities	$(8)	$2,980	$11,252	$37	$14,261
Cash flows from investing activities:
Capital expenditures	—	(3,794)	(6,206)	2	(9,998)
Proceeds from disposal of assets	—	—	—	—	—

Net cash flows from investing activities	—	(3,794)	(6,206)	2	(9,998)

Cash flows from financing activities:
Revolving credit borrowings, net	—	—	2,119	—	2,119
Repayments on long-term debt	—	(649)	(6,817)	(28)	(7,494)
Proceeds from issuance of stock	8	—	—	—	8

Net cash flows from financing activities	8	(649)	(4,698)	(28)	(5,367)

Effect of exchange rate changes on cash and cash equivalents	—	261	—	—	261

Net increase (decrease) in cash and cash equivalents	—	(1,202)	348	11	(843)
Cash and cash equivalents at beginning of period	—	1,702	1,074	13	2,789

Cash and cash equivalents at end of period	$—	$500	$1,422	$24	$1,946

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Fiscal Year Ended December 31, 2002

		PCI	Pioneer	Other	Pioneer
	PCI	Canada	Americas	Guarantors	Consolidated
Net cash flows from operating activities	$—	$6,348	$(6,139)	$41	$250
Cash flows from investing activities:
Capital expenditures	—	(3,332)	(7,283)	—	(10,615)
Proceeds from disposal of assets	—	2,047	—	—	2,047

Net cash flows from investing activities	—	(1,285)	(7,283)	—	(8,568)

Cash flows from financing activities:
Debtor-in-possession credit facility, net	—	(5,774)	(889)	—	(6,663)
Revolving credit borrowings, net	—	—	14,704	—	14,704
Repayments on long-term debt	—	(628)	(993)	(28)	(1,649)

Net cash flows from financing activities	—	(6,402)	12,822	(28)	6,392
Effect of exchange rate changes on cash and cash equivalents	—	1,091	—	—	1,091

Net increase (decrease) in cash and cash equivalents	—	(248)	(600)	13	(835)
Cash and cash equivalents at beginning of period	—	1,950	1,674	—	3,624

Cash and cash equivalents at end of period	$—	$1,702	$1,074	$13	$2,789

     Pursuant to the terms of certain debt instruments, there are prohibitions on the payment by the Company of dividends on common stock. Pioneer’s ability to incur additional new indebtedness is restricted, other than borrowing available under the Revolver. See Note 8.

     PCI did not receive dividends from its subsidiaries during the years ended December 31, 2004, 2003, and 2002.

10. Business Segment Information

     Pioneer has one reportable segment: production and sales of chlor-alkali and related products. The products consist of chlorine and caustic soda along with related products, primarily bleach and hydrochloric acid. The segment consists of Pioneer’s two operating subsidiaries, Pioneer Americas and PCI Canada.

     While Pioneer’s executive decision-makers routinely review production cost information for each operating facility in order to allocate available capacity, the consolidated operating results are regularly reviewed in determining resource allocation and assessing performance.

     Financial information relating to Pioneer by geographical area is as follows. Revenues are attributed to countries based on delivery point.

	2004	2003	2002
Revenues:
United States	$310,118	$284,625	$237,336
Canada	96,423	92,778	78,704
Other	574	1,272	867

Consolidated	$407,115	$378,675	$316,907

	2004	2003
Long-lived assets (at year end):
United States	$69,625	$76,485
Canada	187,617	197,678

     Revenues by major products for the years ended December 31, 2004, 2003 and 2002, were as follows:

	2004	2003	2002
Revenues:
Chlorine and caustic soda	$293,508	$276,209	$221,521
Other	113,607	102,366	95,386

Total revenues	$407,115	$378,675	$316,907

     No individual customer accounted for 10% or more of Pioneer’s revenues in 2004, 2003 or 2002.

11. Asset Impairment

     CRC now provides power to meet the majority of the Henderson plant’s needs at market rates. The market rates are expected to remain at levels higher than the rates under the long-term hydropower contracts that were assigned to the Southern Nevada Water Authority as part of the settlement of the dispute with CRC. As a result, Pioneer reviewed the facility for impairment as of March 31, 2003, and determined that the book value of the Henderson facility exceeded the undiscounted sum of future expected cash flows over the remaining life of the facility. Pioneer then calculated the estimated fair value of the facility by discounting expected future cash flows using a risk-adjusted discount rate of 13%. Based on that analysis, Pioneer recorded an impairment charge of $40.8 million in the first quarter of 2003.

     In March 2002 Pioneer idled the Tacoma chlor-alkali plant due to poor market conditions. The idling of the Tacoma plant resulted in the termination of 84 employees, all of whom were terminated prior to June 30, 2002, and for whom $1.9 million of severance expense was recorded during the quarter ended March 31, 2002. Substantially all of the accrued severance was paid out during 2002. Additionally, $2.6 million of asset impairment and other items were recorded during 2002, primarily comprised of $0.7 million of exit costs related to idling the Tacoma plant, $0.4 million related to staff reductions at the Cornwall plant, $0.6 million of executive severance, $0.5 million of legal expense related to Pioneer’s emergence from bankruptcy and a $1.1 million gain from the sale of assets.

     Due to the continuation of the idling of the Tacoma chlor-alkali facility and uncertainty as to when Pioneer would restart it, Pioneer reviewed the facility for impairment as of December 31, 2002. The impairment review showed that the book value of the Tacoma assets exceeded the undiscounted sum of the expected future cash flows from those assets. The expected future cash flows were calculated by taking a weighted average of the cash flow streams associated with various scenarios for the future use of the facility. The cash flows and probability of occurrence of each scenario were determined using management’s best estimates based on current available information. Pioneer then discounted the expected future cash flows using a risk-free interest rate of 3.6% to determine the fair value of the facility. Based on that analysis, Pioneer recognized a $16.9 million impairment of the Tacoma facility in December 2002.

12. Commitments and Contingencies

Letters of Credit

     At December 31, 2004, Pioneer had letters of credit outstanding of approximately $3.2 million. The letters of credit were issued for the benefit of municipal customers under sales agreements securing delivery of products sold, state environmental agencies as required for manufacturers in the states and holders of Pioneer’s tax-exempt bonds. The letters of credit expire at various dates in 2005. No amounts were drawn on the letters of credit at December 31, 2004.

Operating Leases

     Pioneer leases certain manufacturing and distribution facilities and equipment, computer equipment, and administrative offices under non-cancelable leases. Minimum future rental payments on such leases with terms in excess of one year in effect at December 31, 2004, are as follows:

2005	$14,540
2006	13,573
2007	11,073
2008	8,920
2009	5,953
Thereafter	15,705

Total minimum obligations	$69,764

     Lease expense charged to operations for the years ended December 31, 2004, 2003 and 2002 was approximately $14.2 million, $15.9 million and $16.8 million, respectively.

Litigation

     Pioneer is party to various legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, Pioneer has adequate legal defenses or insurance coverage with respect to these matters, and management does not believe that they will materially affect Pioneer’s financial position or results of operations.

Collective Bargaining Agreements

     Approximately 49% of Pioneer’s employees are covered by collective bargaining agreements. One of the agreements, covering six employees, will expire during 2005.

13. Income Taxes

     Income taxes are recorded pursuant to SFAS 109, “Accounting for Income Taxes,” under which deferred income taxes are determined utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with differences between the financial accounting basis and tax basis of the assets and liabilities, and the ultimate realization of any deferred tax asset resulting from such differences.

     The components of income tax (expense) benefit are as follows:

	2004	2003	2002
Current income tax benefit:
U.S	$—	$144	$—
Canada	—	—	—

Total	$—	$144	$—
Deferred income tax (expense) benefit:
U.S	$—	$—	$—
Canada	(2,127)	3,142	781

Total	$(2,127)	$3,142	$781

Total income tax (expense) benefit	$(2,127)	$3,286	$781

     The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax (expense) benefit for the periods presented is as follows:

	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rates	$(310)	(35)	$(5,293)	(35)	$1,938	35
State and foreign income taxes, net of U.S. tax benefit	1,732	196	2,837	19	100	2
U.S. income tax refund	—	—	144	1	—	—
Other	(637)	(72)	(67)	—	(310)	(6)
Valuation allowance	(2,912)	(329)	5,665	37	(947)	(17)

Total tax (expense) benefit	$(2,127)	(240)	$3,286	22	$781	14

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows at December 31:

	2004			2003
	U.S.	Canada	Total	U.S.	Canada	Total
Deferred tax liabilities:
Property, plant and equipment	$(22,817)	$(31,147)	$(53,964)	$(21,912)	$(30,871)	$(52,783)

Total deferred tax liabilities	(22,817)	(31,147)	(53,964)	(21,912)	(30,871)	(52,783)

Deferred tax assets:
Goodwill	7,623	(8,371)	(748)	10,072	(7,766)	2,306
Pension and other post-retirement benefits	7,597	1,907	9,504	8,686	2,189	10,875
Environmental reserve	4,831	1,412	6,243	4,888	1,323	6,211
Tax credit and other tax loss carryovers	1,318	6,015	7,333	1,601	5,477	7,078
Other	7,993	1,476	9,469	8,241	931	9,172
Net operating loss carryforward	103,103	8,137	111,240	99,027	7,908	106,935

Total deferred tax assets	132,465	10,576	143,041	132,515	10,062	142,577
Valuation allowance for deferred tax assets	(109,648)	(3,867)	(113,515)	(110,603)	—	(110,603)

Net deferred tax assets	22,817	6,709	29,526	21,912	10,062	31,974

Net deferred tax liabilities	$—	$(24,438)	$(24,438)	$—	$(20,809)	$(20,809)

     As of December 31, 2004, a valuation allowance for the full amount of the U.S. net deferred tax assets was recorded due to uncertainties as to whether Pioneer will generate future taxable income so as to realize the benefit of the deferred tax assets. In addition, a valuation allowance equal to the Canadian capital loss carryforward was recorded due to the unlikelihood of the capital loss being utilized.

     At December 31, 2004, Pioneer had combined U.S. and Canadian net operating loss carryforward (“NOL”) of $306.1 million (representing $111.2 million of deferred tax assets) that will expire in varying amounts from 2009 to 2024, if not utilized. U.S. NOL in the amount of $199.5 million (the “Predecessor Company NOL”) was generated prior to the Company’s emergence from bankruptcy on December 31, 2001, and will expire from 2009 to 2021, while the remaining U.S. NOL of $79.1 million was generated in 2002 through 2004 and will expire in 2022 through 2024. At December 31, 2004, Pioneer also had $27.5 million of Canadian NOL (representing $8.1 million of deferred tax assets) generated in 2003 and 2004 and that will expire in 2009 and 2010.

     Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change NOL and other pre-change tax attributes against its post-change income is limited (the “Section 382 Limitation”). As a result of Pioneer’s emergence from bankruptcy and changes in the ownership of its common stock in 2001, the $199.5 million of Predecessor Company NOL is subject to the Section 382 Limitation, and Pioneer’s ability to use the Predecessor Company NOL to offset future taxable income will be materially restricted. Pioneer’s utilization of the $79.1 million of Successor Company NOL may also be subject to the Section 382 Limitation as a result of changes in the ownership of Pioneer’s common stock. The Section 382 Limitation does not apply to Pioneer’s utilization of the $27.5 million of Canadian NOL.

     The income tax benefit, if any, resulting from any future realization of the Predecessor Company NOL will be credited to paid-in capital. In 2004, Pioneer recorded a credit of $0.3 million to additional paid-in capital in connection with a U.S. tax refund relating to the carryback of a part of the NOL generated in 2003 to a year prior to the bankruptcy in 2001.

     At December 31, 2004, Pioneer also had various tax credits and other tax loss carryforward of approximately $7.3 million which includes primarily $3.9 million of capital loss carryforward with no expiration date, and $1.0 million in other loss carryforward with expirations after 2005, and tax credits of $2.4 million with expirations in or after 2007.

14. Other Long-Term Liabilities — Environmental

     Pioneer’s operations are subject to extensive environmental laws and regulations related to protection of the environment, including those applicable to waste management, discharge of materials into the air and water, clean-up liability from historical waste disposal practices, and employee health and safety. Pioneer is currently addressing soil and/or groundwater contamination at several sites through assessment, monitoring and remediation programs with oversight by the applicable state agency. In some cases, Pioneer is conducting this work under administrative orders. Pioneer could be required to incur additional costs to construct and operate remediation systems in the future. Pioneer believes that it is in substantial compliance with existing government regulations.

     Pioneer commissioned an independent study of environmental concerns at all of its plants during 2003 in order to assess its environmental obligations. The study was based on scenario analysis to estimate the cost to remedy environmental concerns at Pioneer’s plant sites. For each scenario, the study also used cost estimating techniques that included actual historical costs, estimates prepared for us by consultants, estimates prepared by Pioneer’s engineers and other published cost data available for similar projects completed at the same or other sites.

     The study included consideration of various factors, including, but not limited to, flexibility in regulatory agency guidance, the use of alternative remediation technologies, post-acquisition contamination not covered under existing environmental indemnity agreements and the inherent risk of disputes under some of the indemnity agreements due to passage of time. Based on the study, Pioneer estimated its total environmental remediation liabilities to be $21.0 million, of which $3.2 million is subject to indemnity claims against a previous owner. As a result, Pioneer recorded an environmental charge of $9.5 million in the first quarter of 2003, and as of December 31, 2004, its total estimated environmental liabilities were $20.3 million and are included in other long-term liabilities on the consolidated balance sheet.

     Pioneer’s Henderson facility is located within what is known as the Black Mountain Industrial Park. Soil and groundwater contamination have been identified within and adjoining the Black Mountain Industrial Park, including land owned by Pioneer. A groundwater treatment system was installed at the facility and, pursuant to a consent agreement with the Nevada Division of Environmental Protection, studies are being conducted to further evaluate soil and groundwater contamination at the facility and other properties within the Black Mountain Industrial Park and to determine whether additional remediation will be necessary with respect to Pioneer’s property.

     In connection with the 1988 acquisition of the St. Gabriel and Henderson facilities, the sellers agreed to indemnify Pioneer with respect to, among other things, certain environmental liabilities associated with historical operations at the Henderson site. ZENECA Delaware Holdings, Inc. and ZENECA Inc., (collectively the “ZENECA Companies”) have assumed the indemnity obligations, which benefit Pioneer. In general, the ZENECA Companies agreed to indemnify Pioneer for environmental costs which arise from or relate to pre-closing actions which involved disposal, discharge, or release of materials resulting from the former agricultural chemical and other non-chlor-alkali manufacturing operations at the Henderson facility. The ZENECA Companies are also responsible for costs arising out of the pre-closing actions at the Black Mountain Industrial Park. Under the ZENECA Indemnity, Pioneer may only recover indemnified amounts for environmental work to the extent that such work is required to comply with environmental laws or is reasonably required to prevent an interruption in the production of chlor-alkali products. Pioneer is responsible for environmental costs relating to the chlor-alkali manufacturing operations at the

Henderson facility, both pre- and post-acquisition, for certain actions taken without the ZENECA Companies’ consent and for certain operation and maintenance costs of the groundwater treatment system at the facility.

     Payments for environmental liabilities under the ZENECA Indemnity, together with other non-environmental liabilities for which the ZENECA Companies agreed to indemnify Pioneer, cannot exceed approximately $65 million. To date Pioneer has been reimbursed for approximately $12 million of costs covered by the ZENECA Indemnity, but the ZENECA Companies may have directly incurred additional costs that would further reduce the total amount remaining under the ZENECA Indemnity. Pioneer has recorded a $3.2 million environmental reserve related to pre-closing actions at sites that are the responsibility of the ZENECA Companies, as well as a receivable from the ZENECA Companies for the same amount. It is Pioneer’s policy to record such amounts when a liability can be reasonably estimated. The timing of future cash flows for environmental work is uncertain, such that those cash flows do not qualify for discounting under generally accepted accounting standards. As a result, the environmental liabilities and related receivables are recorded at their undiscounted amounts of $3.2 million at December 31, 2004.

     The ZENECA Indemnity continues to cover claims after April 1999, expiration of the term of the indemnity to the extent that, prior to the expiration of the indemnity, proper notice to the ZENECA Companies was given and either the ZENECA Companies have assumed control of such claims or Pioneer was contesting the legal requirements that gave rise to such claims, or had commenced removal, remedial or maintenance work with respect to such claims, or commenced an investigation which resulted in the commencement of such work within ninety days. Management believes proper notice was provided to the ZENECA Companies with respect to outstanding claims under the ZENECA Indemnity, but the amount of such claims has not yet been determined given the ongoing nature of the environmental work at Henderson. Pioneer believes that the ZENECA Companies will continue to honor their obligations under the ZENECA Indemnity for claims properly presented. It is possible, however, that disputes could arise between the parties concerning the effect of contractual language and that Pioneer would have to subject claims for cleanup expenses, which could be substantial, to the contractually-established arbitration process.

     Pioneer acquired the chlor-alkali facility in Tacoma from a subsidiary of Occidental Chemical Corporation (“OxyChem”), in June 1997. In connection with the acquisition, Pioneer received an indemnification with respect to certain environmental matters. In general, Pioneer will be indemnified by OxyChem against damages incurred for remediation of certain environmental conditions, for certain environmental violations caused by pre-closing operations at the site and for certain common law claims. The conditions subject to the indemnity are sites at which hazardous materials have been released prior to closing as a result of pre-closing operations at the site. In addition, OxyChem will indemnify Pioneer for certain costs relating to releases of hazardous materials from pre-closing operations at the site into the Hylebos Waterway, site groundwater containing certain volatile organic compounds that must be remediated under an RCRA permit, and historical disposal areas on the embankment adjacent to the site for maximum periods of 24 or 30 years from the June 1997 acquisition date, depending upon the particular condition, after which Pioneer will have full responsibility for any remaining liabilities with respect to such conditions. OxyChem may obtain an early expiration date for certain conditions by obtaining a discharge of liability or an approval letter from a governmental authority. At this time it cannot be determined whether the currently anticipated remediation work will be completed prior to the expiration of the indemnity, or whether additional remedial requirements will be imposed thereafter.

     OxyChem has also agreed to indemnify Pioneer against certain other environmental conditions and environmental violations caused by pre-closing operations that are identified after the closing. Environmental conditions that are subject to an administrative or court order before June 2007 will be covered by the indemnity up to certain dollar amounts and time limits. Pioneer will indemnify OxyChem for environmental conditions and environmental violations identified after the closing if (i) an order or agency action is not imposed within the relevant time frames or (ii) applicable expiration dates or dollar limits are reached.

     The Washington Department of Ecology notified OxyChem and Pioneer of its concern regarding high pH groundwater in the Hylebos Waterway embankment area at Pioneer’s former chlor-alkali facility in Tacoma, and has requested additional studies. In addition, on March 15, 2005, the U.S. District Court for the Western District of Washington entered a consent decree relating to the remediation of the Hylebos Waterway in Tacoma. Pioneer is a party to the decree by virtue of its current ownership of the Tacoma site. Additional remediation of the site itself is ongoing. OxyChem has acknowledged its obligation to indemnify Pioneer against liability with respect to the remediation activities, subject to the limitations included in the indemnity agreement. Pioneer has reviewed the time frames currently estimated for remediation of the known environmental conditions associated with the plant and adjacent areas, including the Hylebos Waterway, and presently believes that it will have no material liability upon the termination of OxyChem’s indemnity. However, the OxyChem indemnity is subject to limitations as to dollar amount and duration, as well as certain other conditions, and there can be no assurance that such indemnity will be adequate to protect Pioneer, that remediation will proceed on the present schedule, that it will involve the presently anticipated remedial methods, or that unanticipated conditions will not be identified. If these or other changes occur, Pioneer could incur a material liability for which it is not insured or indemnified.

     In connection with the acquisition of the assets of PCI Canada in 1997, Imperial Chemical Industrials PLC (“ICI”) and certain of its affiliates (together the “ICI Indemnitors”) agreed to indemnify Pioneer for certain liabilities associated with environmental matters arising from pre-closing operations of the Canadian facilities. In particular, the ICI Indemnitors have retained unlimited responsibility for environmental liabilities associated with the Cornwall site, liabilities arising out of the discharge of contaminants into rivers and marine sediments and liabilities arising out of off-site disposal sites. The ICI Indemnitors are also subject to a general environmental indemnity for other pre-closing environmental matters. This general indemnity will terminate on October 31, 2007, and is subject to a limit of $25 million (Cdn). Pioneer may not recover under the environmental indemnity until it has incurred cumulative costs of $1 million (Cdn), at which point Pioneer may recover costs in excess of $1 million (Cdn). As of December 31, 2004, Pioneer had not incurred any cumulative costs towards the $25 million (Cdn) indemnity, and it does not currently anticipate incurring any liabilities that will be recoverable under the indemnity.

     With respect to the Becancour and Dalhousie facilities, the ICI Indemnitors are responsible under the general environmental indemnity for a portion of the costs incurred in any year during the period ending on October 31, 2007, subject in any event to the $1 million (Cdn) threshold mentioned above. The ICI Indemnitors will be responsible for 48% of any liabilities incurred during the twelve months ending October 31, 2005, and the percentage of any costs that will be the responsibility of the ICI Indemnitors declines by 16% each year thereafter. After October 31, 2007, Pioneer will be responsible for environmental liabilities at such facilities (other than liabilities arising out of the discharge of contaminants into rivers and marine sediments and liabilities arising out of off-site disposal sites). Pioneer will indemnify ICI for environmental liabilities arising out of post-closing operations and for liabilities arising out of pre-closing operations for which Pioneer is not indemnified by the ICI Indemnitors.

     In March 2003 Pioneer initiated arbitration proceedings to resolve a dispute with ICI regarding the applicability of certain of ICI’s covenants with respect to approximately $1.3 million of equipment modification costs that Pioneer incurred to achieve compliance with air emissions standards at the Becancour facility. Those proceedings are still pending.

     Management believes that the indemnity provided by ICI will be adequate to address the known environmental liabilities at the acquired facilities, and that residual liabilities, if any, incurred by Pioneer will not be material.

     The imposition of more stringent standards or requirements under environmental laws or regulations, new developments or changes respecting site cleanup costs, or a determination that Pioneer is potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated by Pioneer to be required for such matters, or could have a material adverse effect on Pioneer’s financial condition or results of operations. Furthermore, there can be no assurance that additional environmental matters will not arise in the future.

15. Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2004
Revenues	$90,026	$97,072	$104,979	$115,038
Gross profit	3,715	12,755	14,679	22,512
Operating income (loss)	(3,039)	1,209	9,158	14,751
Income (loss) before income taxes	(7,555)	(2,743)	2,732	8,451
Net income (loss)	(7,293)	(2,401)	3,917	4,535
Per share data:
Basic net income (loss)	$(0.73)	$(0.24)	$0.39	$0.44

Diluted net income (loss)	$(0.73)	$(0.24)	$0.38	$0.41

Year ended December 31, 2003
Revenues	$89,031	$96,316	$100,001	$93,327
Gross profit (loss)	(16,559)	15,544	13,650	4,237
Operating income	21,536	10,276	7,682	287
Income (loss) before income taxes	14,845	2,920	3,010	(5,874)
Net income (loss)	16,378	5,046	1,953	(5,190)
Per share data:
Basic net income (loss)	$1.64	$0.50	$0.20	$(0.52)

Diluted net income (loss)	$1.63	$0.50	$0.19	$(0.52)

Year ended December 31, 2002
Revenues	$71,796	$74,244	$86,579	$84,288
Gross profit (loss)	4,732	(3,319)	23,058	8,692
Operating income (loss)	13,868	(3,630)	6,981	(4,469)
Income (loss) before income taxes	9,131	(9,378)	3,929	(9,220)
Net income (loss)	9,863	(6,655)	3,273	(11,238)
Per share data:
Basic and diluted net income (loss)	$0.99	$(0.67)	$0.33	$(1.12)

     The sum of the earnings per share provided in the foregoing table for the four quarters in 2004 does not agree with the earnings per share for the full year, as each quarter’s computation is based on the weighted average number of shares outstanding during the quarter, as well as the dilutive effect of options in each quarter.

16. Other Items

     During the first quarter of 2004 Pioneer began the development and implementation of an organizational efficiency project (referred to as Project STAR) that involves the design, development and implementation of uniform and standardized systems, processes and policies to improve Pioneer’s management, sales and marketing, production, process efficiency, logistics and material management and information technology functions. In the fourth quarter of 2004 Pioneer also initiated a plan to relocate assets in the first quarter of 2005, involving the transfer of the bleach producing assets from its Cornwall plant to the Becancour facility.

     The physical transfer of assets from Cornwall has taken place in the first quarter of 2005, and the anticipated completion date of Project STAR is June 30, 2005. Total employee severance and benefits-related costs expected to be incurred are $4.7 million. During the year ended December 31, 2004, Pioneer recognized $4.0 million of such costs related to both projects in other items in the Consolidated Statements of Operations. During the year ended December 31, 2004, $2.1 million of such costs had been paid, resulting in a liability balance at December 31, 2004 of $1.9 million.

Exhibit Index

Exhibit No.	Description
2.1*
Pioneer Companies, Inc. Amended Joint Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (incorporated by reference to Exhibit 2.1 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

2.2*	Order Approving Disclosure Statement, dated September 21, 2001 (incorporated by reference to Exhibit 2.2 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

2.3*	Order Confirming Joint Plan of Reorganization, dated November 28, 2001 (incorporated by reference to Exhibit 2.4 to Pioneer’s Current Report on Form 8-K filed on December 28, 2001).

2.4*
Asset Purchase Agreement, dated as of May 14, 1997, by and between OCC Tacoma, Inc. and Pioneer Companies, Inc. (incorporated by reference to Exhibit 2 to Pioneer’s Current Report on Form 8-K filed on July 1, 1997).

2.5*
Asset Purchase Agreement, dated as of September 22, 1997, between PCI Chemicals Canada Inc. (“PCICC”), PCI Carolina, Inc. and Pioneer Companies, Inc. and ICI Canada Inc., ICI Americas, Inc. and Imperial Chemical Industries plc (incorporated by reference to Exhibit 2 to Pioneer’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

2.6*
First Amendment to Asset Purchase Agreement, dated as of October 31, 1997, between PCICC, PCI Carolina, Inc. and Pioneer Companies, Inc. and ICI Canada Inc., ICI Americas, Inc. and Imperial Chemical Industries plc (incorporated by reference to Exhibit 2 to Pioneer’s Current Report on Form 8-K filed on November 17, 1997).

3.1*
Fourth Amended and Restated Certificate of Incorporation of Pioneer Companies, Inc. (incorporated by reference to Exhibit 3.1 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

3.2*	Amended and Restated By-laws of Pioneer Companies, Inc. (incorporated by reference to Exhibit 3.2 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

4.1*	Specimen Pioneer Companies, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

4.2*
Indenture, dated as of December 31, 2001, among PCI Chemicals Canada Company, the guarantors named therein and Wells Fargo Bank Minnesota, National Association, as trustee, relating to $150,000,000 principal amount of 10% Senior Secured Guaranteed Notes due 2008 (incorporated by reference to Exhibit 4.3 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

4.3*
Term Loan Agreement, dated as of December 31, 2001, among Pioneer Americas LLC, the guarantors named therein, the lenders from time to time parties thereto and Wells Fargo Bank Minnesota, National Association, as administrative agent (incorporated by reference to Exhibit 4.4 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

4.4*	Indenture, dated as of December 31, 2001, among Pioneer Americas LLC, the guarantors

Exhibit No.	Description

named therein, and Wells Fargo Bank Minnesota, National Association, as trustee, relating to up to $50,000,000 principal amount of Senior Secured Floating Rate Guaranteed Notes due 2006 (incorporated by reference to Exhibit 4.5 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

4.5*
Loan and Security Agreement, dated as of December 31, 2001, among PCI Chemicals Canada Company, Pioneer Americas LLC, the lenders that are signatories thereto and Foothill Capital Corporation, as arranger and administrative agent (incorporated by reference to Exhibit 4.6 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

4.6*
First Amendment to Loan and Security Agreement, dated April 15, 2002, between and among the lenders identified on the signature pages thereto, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.7 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

4.7*
Second Amendment to Loan and Security Agreement effective as of May 31, 2002, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.1 to Pioneer’s Current Report on Form 8-K filed on June 14, 2002).

4.8*
Third Amendment to Loan and Security Agreement effective as of July 29, 2002, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.8 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

4.9*
Fourth Amendment to Loan and Security Agreement effective as of December 10, 2002, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.9 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

4.10*
Fifth Amendment to Loan and Security Agreement effective as of July 1, 2003, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.10 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

4.11*
Sixth Amendment to Loan and Security Agreement effective as of December 31, 2003, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.11 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

4.12*
Common Security and Intercreditor Agreement, dated as of December 31, 2001, by and among the grantors named therein and Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.8 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.1+*	Pioneer Companies, Inc. 2001 Employee Stock Option Plan (incorporated by reference to

Exhibit No.	Description
Exhibit 10.1 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.2+*
Employment Agreement, dated September 17, 2002, between Pioneer Companies, Inc. and Michael Y. McGovern (incorporated by reference to Exhibit 10.2 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.3*
Indemnity Agreement dated March 14, 2002, between Pioneer Companies, Inc. and Marvin E. Lesser (incorporated by reference to Exhibit 10.1 to Pioneer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.4*
Indemnity Agreement dated March 14, 2002, between Pioneer Companies, Inc. and Michael Y. McGovern (incorporated by reference to Exhibit 10.2 to Pioneer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.5*
Indemnity Agreement dated March 14, 2002, between Pioneer Companies, Inc. and Gary L. Rosenthal (incorporated by reference to Exhibit 10.3 to Pioneer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.6*
Indemnity Agreement dated March 14, 2002, between Pioneer Companies, Inc. and David N. Weinstein (incorporated by reference to Exhibit 10.4 to Pioneer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.7	Indemnity Agreement dated March 14, 2002, between Pioneer Companies, Inc. and David A. Scholes.

10.8*+
Pioneer Companies, Inc. Discretionary Severance Benefit Plan, effective May 1, 2003 (incorporated by reference to Exhibit 10.9 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

14.1*	Pioneer Companies, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

21.1*	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Michael Y. McGovern required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Gary L. Pittman required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Michael Y. McGovern required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Gary L. Pittman required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

99.1	Schedule II — Valuation and Qualifying Accounts.