Form 10-Q
period 2005-03-31
PIONEER COMPANIES INC
filed 2005-05-16
CIK 830141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

     On May 9, 2005, there were 11,284,774 shares of common stock of Pioneer Companies, Inc. outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PIONEER COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$15,566	$16,191
Accounts receivable, net of allowance for doubtful accounts of $3,166 at March 31, 2005 and $2,563 at December 31, 2004	57,107	52,693
Inventories, net	14,365	16,417
Prepaid expenses and other current assets	11,266	5,682

Total current assets	98,304	90,983
Property, plant and equipment:
Land	6,520	6,520
Buildings and improvements	30,393	30,375
Machinery and equipment	199,695	198,121
Construction in progress	5,387	3,013

	241,995	238,029
Less: accumulated depreciation	(71,524)	(65,831)

Property, plant and equipment, net	170,471	172,198
Other assets, net	4,298	4,359
Excess reorganization value over the fair value of identifiable assets	84,064	84,064

Total assets	$357,137	$351,604

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,266	$16,545
Accrued liabilities	27,751	24,295
Short-term debt, including current portion of long-term debt	1,822	1,979

Total current liabilities	46,839	42,819
Long-term debt, less current portion	178,649	200,797
Accrued pension and other employee benefits	22,668	23,248
Other long-term liabilities	56,058	46,845
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 11,176 shares issued and outstanding at March 31, 2005 and December 31, 2004	112	112
Additional paid-in capital	33,657	33,649
Other comprehensive loss	(8,054)	(8,054)
Retained earnings	27,208	12,188

Total stockholders’ equity	52,923	37,895

Total liabilities and stockholders’ equity	$357,137	$351,604

See notes to consolidated financial statements.

PIONEER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended
	March 31
	2005	2004
Revenues	$119,090	$91,032
Cost of sales	(87,608)	(87,317)

Gross profit	31,482	3,715

Selling, general and administrative expenses	(8,463)	(6,589)
Other items	(505)	(165)

Operating income (loss)	22,514	(3,039)

Interest expense, net	(4,256)	(4,642)
Other income, net	173	126

Income (loss) before income taxes	18,431	(7,555)
Income tax benefit (expense)	(3,411)	262

Net income (loss)	$15,020	$(7,293)

Net income (loss) per share:
Basic	$1.34	$(0.73)
Diluted	$1.28	$(0.73)
Weighted average number of shares outstanding:
Basic	11,176	10,006
Diluted	11,779	10,006

See notes to consolidated financial statements.

PIONEER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2005	2004
Operating activities:
Net income (loss)	$15,020	$(7,293)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	5,685	8,884
Provision for (recovery of) losses on accounts receivable	603	(653)
Deferred tax (benefit) expense	3,311	(262)
Gain (loss) on disposals of assets	(74)	175
Currency exchange gain	(173)	(129)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,064)	654
(Increase) decrease in inventories, prepaid expenses and other current assets	(3,459)	2,929
(Increase) decrease in other assets	39	(381)
Increase in accounts payable and accrued liabilities	4,197	9,679
Increase in other long-term liabilities	5,470	600

Net cash flows from operating activities	25,555	14,203

Investing activities:
Capital expenditures	(3,932)	(2,325)
Proceeds from disposal of assets	74	—

Net cash flows used in investing activities	(3,858)	(2,325)

Financing activities:
Net payments under revolving credit arrangements	—	(10,209)
Repayments of long-term debt	(22,316)	(1,166)
Proceeds from issuance of stock, net	8	18

Net cash flows used in financing activities	(22,308)	(11,357)

Effect of exchange rate changes on cash	(14)	35

Net change in cash and cash equivalents	(625)	556
Cash and cash equivalents at beginning of period	16,191	1,946

Cash and cash equivalents at end of period	$15,566	$2,502

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

     Pioneer operates in one industry segment, production and sales of chlor-alkali and related products. The products consist of chlorine and caustic soda along with related products, primarily bleach and hydrochloric acid. The segment consists of Pioneer’s two operating subsidiaries: PCI Chemicals Canada Company (“PCI Canada”) and Pioneer Americas LLC (“Pioneer Americas”).

     The consolidated balance sheet at March 31, 2005, and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, which consist only of normal recurring items, that management considers necessary for a fair presentation. Operating results for the first three months of 2005 are not necessarily indicative of results to be expected for the year ending December 31, 2005. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated. Certain amounts are reclassified in prior periods to conform to current period presentations.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts as well as certain disclosures. Pioneer’s financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.

     The consolidated balance sheet at December 31, 2004, is derived from the December 31, 2004, audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America, since certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2. Debt

     Debt consisted of the following:

	March 31,	December 31,
	2005	2004
Senior Secured Debt:
Senior Secured Floating Rate Guaranteed Notes, due December 2006, variable rates based on the three-month LIBOR plus 3.5% (“Senior Guaranteed Notes”)	$22,111	$43,151
Senior Floating Rate Term Notes, due December 2006, variable interest rates based on the three-month LIBOR plus 3.5% (“Senior Floating Notes”)	3,090	3,090
10% Senior Secured Guaranteed Notes, due December 2008 (“10% Senior Secured Notes”)	150,000	150,000
Revolving credit facility, variable interest rates based on U.S. prime rate plus a margin ranging from 0.5% to 1.25% or LIBOR plus a margin ranging from 2.50% to 3.25%, expiring December 31, 2006, as amended (“Revolver”)	—	—
Other debt:
Unsecured, non-interest-bearing, long-term debt, denominated in Canadian dollars (amounts below are in Canadian dollars), original face value of $5.5 million, payable in five annual installments of $1.0 million and a final payment of $0.5 million, beginning January 10, 2002, with an effective interest rate of 8.25%, net of unamortized discount of $0.1 million and $0.2 million at March 31, 2005, and December 31, 2004, respectively	1,133	1,947
Other notes, maturing in various years through 2014, with various installments, at various interest rates	4,137	4,588

Total	180,471	202,776
Short-term debt, including current maturities of long-term debt	(1,822)	(1,979)

Long-term debt, less current maturities	$178,649	$200,797

     The three-month London inter-bank offered rate (“LIBOR”) for the periods ended March 31, 2005, and December 31, 2004, was 2.56% and 1.98%, respectively.

     Senior secured debt outstanding under various debt instruments consists of the Senior Guaranteed Notes, the Senior Floating Notes, the 10% Senior Secured Notes and the Revolver. Collectively, the $175.2 million in Senior Guaranteed Notes, Senior Floating Notes and 10% Senior Secured Notes are referred to as the Senior Notes, and together with the Revolver are referred to as the Senior Secured Debt. In addition, at March 31, 2005, Pioneer had a $1.1 million unsecured non-interest bearing instrument payable to a vendor for the settlement of certain amounts owed to that vendor, which contains a covenant that allows the vendor to demand immediate repayment and begin charging interest at a rate of 9.3% if Pioneer’s liquidity (as defined in the agreement with the vendor) falls below $5 million (Canadian dollars); a $0.4 million obligation payable over several years to a state taxing authority; and $3.8 million of other debt outstanding, comprised of notes maturing in various years through 2014.

     In December 2004, Pioneer issued 1.1 million shares of its common stock in a public offering. Of the $22.1 million in net proceeds of the offering, a total of $1.3 million was applied to prepay a portion of the outstanding Senior Floating Notes in December 2004, and the remainder was applied to the redemption of $21.1 million in principal amount of the outstanding Senior Guaranteed Notes in January 2005.

     The Revolver provides for revolving loans in an aggregate amount of up to $30 million, subject to borrowing base limitations related to the level of eligible accounts receivable, as determined in accordance with and subject to reserves established pursuant to the agreement, and as reduced by the amount of letters of credit that are outstanding. Borrowings under the Revolver are available through December 31, 2006, so long as no default exists and all conditions to borrowings are met. Borrowings under the Revolver accrue interest at a rate equal to either the prime rate plus a margin or LIBOR plus a margin. Pioneer incurs a fee on the unused amount of the facility at a rate of 0.375% per year. No borrowings were outstanding under the Revolver on March 31, 2005. On that date the borrowing base under the Revolver was $25.4 million.

     The Revolver requires Pioneer to maintain Liquidity (as defined in the agreement) of at least $5.0 million, and limits capital expenditures to $25.0 million in each fiscal year. At March 31, 2005, Liquidity was $41.0 million, consisting of borrowing availability, net of $4.6 million in outstanding letters of credit, of $25.4 million and cash of $15.6 million. Capital expenditures were $3.9 million during the three months ended March 31, 2005. One of the covenants in the Revolver requires Pioneer to generate at least $21.550 million of Lender-Defined EBITDA (as defined) for each twelve-month period ending at the end of each fiscal quarter. The Revolver also provides that, as a condition of borrowings, there shall not have occurred any material adverse change in Pioneer’s business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).

     If in the future the required Lender-Defined EBITDA level under the Revolver were not met or if Pioneer were to fail to comply with other covenants and the lender did not waive Pioneer’s non-compliance, Pioneer would be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur, the lender could refuse to make further advances. Following any such refusal, customer receipts would be applied to Pioneer’s borrowings under the Revolver, if any, and Pioneer would not have the ability to reborrow. This could cause Pioneer to suffer a rapid loss of liquidity and it could lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow the lender to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under the Senior Notes that would provide the holders of the Senior Notes with the right to demand immediate repayment.

     Interest on the 10% Senior Secured Notes is payable on June 30 and December 31. Interest on the Senior Guaranteed Notes and the Senior Floating Notes (collectively, the “Tranche A Notes”) is payable quarterly on March 31, June 30, September 30 and December 31. Interest on any borrowings outstanding from time to time under the Revolver is payable monthly.

     Pioneer is required to make mandatory redemptions of the Tranche A Notes from and to the extent of net cash proceeds of certain asset sales, new equity issuances in excess of $5 million and excess cash flow (as defined in the related agreements), or if there is a change of control. The $22.1 million in net proceeds of Pioneer’s equity offering in December 2004 was applied to the redemption and prepayment of Tranche A Notes in December 2004 and January 2005.

     The Tranche A Notes also provide that, within 60 days after each calendar quarter through 2006, Pioneer is required to redeem and prepay the greater of (a) an amount determined on the basis of Pioneer Americas’ net income before extraordinary items, other income, net, interest, income taxes, depreciation and amortization (“Tranche A Notes EBITDA”) and (b) an amount determined on the basis of Pioneer’s excess cash flow and average liquidity, as defined. With respect to the Tranche A Notes EBITDA, the amount that is to be redeemed and prepaid is (i) $2.5 million if Tranche A Notes EBITDA for a calendar quarter is $20 million or more but less than $25 million, (ii) $5 million if Tranche A Notes EBITDA for a calendar quarter is $25 million or more but less than $30 million and (iii) $7.5 million if Tranche A Notes EBITDA for a calendar quarter is $30 million or more, in each case plus accrued and unpaid interest to the date of redemption and prepayment. With respect to excess cash flow, the amount that is to be redeemed and prepaid is a percentage of Pioneer’s consolidated net income, without regard to extraordinary gains and losses and net after-tax other income, plus depreciation, amortization and other non-cash charges, and less scheduled cash principal payments, capital expenditures and extraordinary cash gains or cash income received, plus or minus cash changes in working capital. The applicable percentage is to be determined on the basis of the Company’s average liquidity, which is the average of cash plus borrowing availability under the Revolver for the quarter or for the 45-day period following the end of the quarter. Each holder of Senior Floating Notes may refuse any such prepayment.

     While no redemption and prepayment of Tranche A Notes was required with respect to any calendar quarter during 2004, on the basis of current estimates Pioneer believes that it will be required to redeem and prepay approximately $18.3 million of the principal amount of the Tranche A Notes as a result of the application of these provisions with respect to Pioneer’s excess cash flow for the quarter ended March 31, 2005, although the holders of Senior Floating Notes may refuse the prepayment of a portion of such amount. Such prepayment and redemption is expected to occur during May 2005.

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

     The debt agreements contain covenants requiring Pioneer to meet minimum liquidity levels, and limiting or prohibiting Pioneer’s ability to, among other things, incur additional indebtedness, prepay or modify debt instruments, grant additional liens, guarantee any obligations, sell assets, engage in another type of business or suspend or terminate a substantial portion of business, declare or pay dividends, make investments, make capital expenditures in excess of certain amounts, or make use of the proceeds of borrowings for purposes other than those specified in the agreements. The agreements also include customary events of default, including one in the Revolver relating to a change of control. Borrowings under the Revolver will generally be available subject to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default. On March 31, Pioneer was in compliance with all of the covenants contained in its debt agreements.

     The cash that Pioneer generates from its operations may not be sufficient for the repayment of the 10% Senior Secured Notes when they are due in December 2008. To the extent that Pioneer is unable to repay any indebtedness when it is due, it would be necessary to refinance the indebtedness, issue new equity or sell assets. The terms of any necessary new borrowings would be determined by then-current market conditions and other factors, and could impose significant additional burdens on Pioneer’s financial condition and operating flexibility, and the issuance of new equity securities could dilute the interest of Pioneer’s existing stockholders. Pioneer cannot provide any assurance that it would be able to refinance any of its indebtedness, raise equity on commercially reasonable terms or at all, or sell assets, which failure could cause Pioneer to default on its obligations and impair its liquidity. Any inability by Pioneer to generate sufficient cash flow to satisfy its debt obligations, or to refinance its obligations on commercially reasonable terms, would have a material adverse effect on its business, financial condition and results of operations.

3. Tacoma Facility

     In March 2004 Pioneer completed its evaluation of the resumption of operations at the Tacoma chlor-alkali facility, which was idled in March 2002. As a result of the evaluation, Pioneer decided that the chlor-alkali production operations at the facility would not be restarted. However, Pioneer has continued to use the facility as a terminal. Pioneer recorded additional depreciation expense of $3.4 million related to the net book value of the non-productive chlor-alkali assets at the Tacoma facility during the quarter ended March 31, 2004. As of March 31, 2004, the net book value of the Tacoma facility was $1.3 million. Pioneer anticipates that its evaluation of other uses of the facility will be completed during 2005.

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

     Pioneer commissions periodic reassessments of its environmental obligations. In April 2005 the most recent independent analysis of environmental concerns at all of Pioneer’s sites was completed, updating a similar independent environmental analysis completed in April 2003. The new study involved a site-by-site analysis of environmental concerns and assessed conditions, situations, and sets of circumstances involving uncertainty as to a possible loss to Pioneer. The outcomes of uncertain conditions will be resolved when one or more future events occur or fail to occur, and resolution of the uncertainty may confirm the impairment of an asset or the incurrence of a liability. The study was based on the same methodology as the 2003 study, using scenario analysis to estimate the cost to remedy environmental concerns at Pioneer’s sites. For each scenario, the study also used cost estimating techniques that included actual historical costs, estimates prepared for Pioneer by other consultants, estimates prepared by Pioneer engineers and other published cost data available for similar projects completed at the same or other sites.

     The study identified a number of conditions that have changed since the 2003 environmental analysis due to, among other things, changes in regulations or in their application by regulatory agencies, the results of on-going and completed remediation projects, increased knowledge of site conditions, the use of alternative remediation technologies, post-acquisition contamination not covered under existing environmental indemnity agreements and the inherent risk of disputes under some of the indemnity agreements due to passage of time. Based on the recent study, Pioneer estimated its total environmental remediation liabilities to be $19.8 million, of which $3.2 million is subject to indemnity claims against a previous owner, as discussed below. As a result, Pioneer reduced its environmental reserves by $0.2 million in the first quarter of 2005, which is reflected as a reduction in cost of sales in the consolidated statement of operations, and during the quarter Pioneer also paid $0.3 million of environmental costs in connection with certain remediation projects. Pioneer bases its environmental reserves on undiscounted costs. See Note 12.

     As discussed in the Annual Report on Form 10-K for the year ended December 31, 2004, Pioneer has indemnity agreements with certain previous owners covering, among other things, pre-acquisition environmental conditions at certain of its sites. Previous analysis resulted in a $3.2 million environmental reserve related to pre-acquisition conditions at the Henderson site that is the responsibility of a previous owner, and a receivable from the previous owner for the same amount has also been recorded. Pioneer believes that the previous owner will continue to honor its obligations for claims properly presented by Pioneer or by regulatory authorities, although it is possible that disputes could arise concerning the effect of contractual language, in which event Pioneer would have to subject any claims for cleanup expenses, which could be substantial, to the contractually-established arbitration process. The recent study did not include environmental matters covered by the $3.2 million environmental receivable. Such amount, as originally estimated, is included in the consolidated balance sheet as of March 31, 2005, in offsetting amounts in other assets and other long term liabilities. The recent study also did not cover any environmental matters that Pioneer believes to be fully covered under other indemnity agreements.

5. Other Items

     Pioneer began the development and implementation of an organizational efficiency project referred to as Project STAR in the first quarter of 2004 and extended the concept of the project to its Dalhousie facility in the first quarter of 2005. Additionally, in the fourth quarter of 2004 Pioneer initiated a plan to relocate the bleach production assets from its Cornwall plant to the Becancour facility.

     Project STAR involves the design, development and implementation of uniform and standardized systems, processes and policies to improve Pioneer’s management, sales and marketing, production, process efficiency, logistics and material management and information technology functions. The original project resulted in the elimination of 128 employee and contract positions. Almost all of the reductions have now taken place. The extension of Project STAR to Dalhousie is expected to result in the elimination of eleven employee positions. The anticipated completion date of Project STAR, including the Dalhousie phase, is December 31, 2005.

     The transfer of bleach production assets from Cornwall to the Becancour facility was completed in April 2005. The transfer is expected to result in the termination of thirteen employee positions at the Cornwall facility. However, after taking into account the necessary additional staffing at the Becancour plant, Pioneer anticipates that the project will result in a net elimination of eight employee positions. Pioneer is currently evaluating the remaining operations at the Cornwall facility.

     All employee severance and related costs are recognized in other items in the consolidated statements of operations. Pioneer anticipates only minor cost recognition over the remainder of the projects associated with Project STAR, including the Dalhousie project, and from the transfer of the Cornwall bleach assets. The employee severance and related costs associated with the above restructuring activities are shown in the table below (dollars in thousands).

	Liability Balance	Costs Recognized	Costs Paid	Liability Balance	Cumulative
	as of	First Quarter	First Quarter	as of	Costs
	Dec. 31, 2004	2005	2005	Mar. 31, 2005	Recognized
Project STAR - Original	$1,446	$—	$620	$826	$3,542
Extension of Project concepts to Dalhousie	—	413	—	413	413

Total, Project STAR	1,446	413	620	1,239	3,955

Cornwall Project	447	164	29	582	611

Total	$1,893	$577	$649	$1,821	$4,566

6. Net Income (Loss) per Share

     Basic net income (loss) per share is based on the weighted average number of shares outstanding during the period. Diluted net income (loss) per share considers the dilutive effect of potentially issuable shares pursuant to stock option plans (see Note 8) during the period.

     Computational amounts for net income (loss) per share are as follows:

	Three Months Ended
	March 31,
	2005	2004
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$15,020	$(7,293)

Denominator for basic and diluted net income (loss) per share:
Weighted average shares	11,176	10,006
Potentially dilutive common shares:
Stock options	603	—

Denominator for diluted net income (loss) per share	11,779	10,006

Net income (loss) per share:
Basic	$1.34	$(0.73)

Diluted	$1.28	$(0.73)

     All of the options to purchase shares of common stock that were outstanding during the three-month period ended March 31, 2005, were included in the computation of diluted net income per share. None of the options to purchase shares of common stock that were outstanding during the three-month period ended March 31, 2004, were included in the computation of diluted net loss per share since their inclusion would have been anti-dilutive.

7. Inventories

     Inventories consisted of the following:

	March 31,	December 31,
	2005	2004
Raw materials, supplies and parts, net	$5,614	$7,089
Finished goods	8,751	9,328

	$14,365	$16,417

8. Stock-Based Compensation

     At March 31, 2005, options to purchase 752,750 shares of PCI’s common stock were outstanding, with exercise prices ranging from $2.00 to $20.75 per share, a weighted average exercise price of $4.97 and a weighted average remaining contractual life of 7.93 years. No options were granted during the three months ended March 31, 2005 and 2004. Stock options generally expire 10 years from the date of grant and fully vest after three years.

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

	Three Months Ended
	March 31,
	2005	2004
Net income (loss):
As reported	$15,020	$(7,293)
Deduct: Stock-based compensation expense determined under fair- value-based method	(189)	(114)

Pro forma net income (loss)	$14,831	$(7,407)

Net income (loss) per common share:
Basic, as reported	$1.34	$(0.73)
Basic, pro forma	$1.33	$(0.74)

Diluted, as reported	$1.28	$(0.73)
Diluted, pro forma	$1.26	$(0.74)

     SFAS 123(R), “Share-Based Payment,” issued in December 2004, superseded APB 25 and revised SFAS 123 and will require the recognition of compensation expense related to applicable stock options. In April 2005 the Securities and Exchange Commission postponed the adoption date of SFAS 123(R), and Pioneer currently expects to adopt SFAS 123(R) effective January 1, 2006. We expect the adoption of SFAS 123(R) to result in additional compensation expense of approximately $0.2 million for the year ending December 31, 2006. Until the adoption of SFAS 123(R), Pioneer continues to account for its stock option plan under the provisions and related interpretations of APB 25. No compensation expense is recognized for such options.

9. Supplemental Cash Flow Information

     Following are supplemental disclosures of cash flow information:

	Three Months Ended
	March 31,
	2005	2004
Cash payments for:
Interest	$528	$884
Income taxes	—	—

10. Condensed Consolidating Financial Statements

     PCI Canada (a wholly-owned subsidiary of PCI) is the issuer of the $150 million principal amount of 10% Senior Secured Notes, which are fully and unconditionally guaranteed on a joint and several basis by PCI and all of PCI’s other direct and indirect wholly-owned subsidiaries.

     Pioneer Americas (a wholly-owned subsidiary of PCI Canada) is the issuer of the $22.1 million principal amount of Senior Guaranteed Notes and the $3.1 million principal amount of Senior Floating Notes, which are fully and unconditionally guaranteed on a joint and several basis by PCI and all of PCI’s other direct and indirect wholly-owned subsidiaries. Together, PCI Canada, Pioneer Americas and the subsidiary note guarantors comprise all of the direct and indirect subsidiaries of PCI.

     Condensed consolidating financial information for PCI and its wholly-owned subsidiaries is presented below. Separate financial statements of PCI Canada and Pioneer Americas are not provided because Pioneer does not believe that such information would be material to investors or lenders of the Company.

Condensed Consolidating Balance Sheet — March 31, 2005 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$347	$15,207	$12	$—	$15,566
Accounts receivable, net	—	12,869	44,238	—	—	57,107
Inventories, net	—	5,246	9,119	—	—	14,365
Prepaid expenses and other current assets	1,864	9,049	353	—	—	11,266

Total current assets	1,864	27,511	68,917	12	—	98,304
Property, plant and equipment, net	—	101,716	67,227	1,528	—	170,471
Other assets, net	—	177	4,121	—	—	4,298
Intercompany receivable	14,368	113,936	—	79,328	(207,632)	—
Investment in subsidiaries	38,023	—	—	—	(38,023)	—
Excess reorganization value over the fair value of identifiable assets	—	84,064	—	—	—	84,064

Total assets	$54,255	$327,404	$140,265	$80,868	$(245,655)	$357,137

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$—	$8,044	$9,222	$—	$—	$17,266
Accrued liabilities	—	12,829	14,922	—	—	27,751
Current portion of long-term debt	—	745	1,049	28	—	1,822

Total current liabilities	—	21,618	25,193	28	—	46,839
Long-term debt, less current portion	—	150,389	28,233	27	—	178,649
Investment in subsidiary	—	151,402	—	427	(151,829)	—
Intercompany payable	1,332	384	205,916	—	(207,632)	—
Accrued pension and other employee benefits	—	6,697	15,971	—	—	22,668
Other long-term liabilities	—	38,685	16,354	1,019	—	56,058
Stockholders’ equity (deficiency in assets)	52,923	(41,771)	(151,402)	79,367	113,806	52,923

Total liabilities and stockholders’ equity	$54,255	$327,404	$140,265	$80,868	$(245,655)	$357,137

Condensed Consolidating Balance Sheet — December 31, 2004 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$148	$16,041	$2	$—	$16,191
Accounts receivable, net	—	11,199	41,494	—	—	52,693
Inventories, net	—	7,317	9,100	—	—	16,417
Prepaid expenses and other current assets	2,627	2,011	1,044	—	—	5,682

Total current assets	2,627	20,675	67,679	2	—	90,983
Property, plant and equipment, net	—	103,554	67,116	1,528	—	172,198
Other assets, net	—	179	4,180	—	—	4,359
Intercompany receivable	13,808	100,789	—	76,550	(191,147)	—
Investment in subsidiaries	22,792	—	—	—	(22,792)	—
Excess reorganization value over fair value of identifiable assets	—	84,064	—	—	—	84,064

Total assets	$39,227	$309,261	$138,975	$78,080	$(213,939)	$351,604

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$—	$8,109	$8,436	$—	$—	$16,545
Accrued liabilities	—	7,990	16,305	—	—	24,295
Current portion of long-term debt	—	734	1,217	28	—	1,979

Total current liabilities	—	16,833	25,958	28	—	42,819
Long-term debt, less current portion	—	151,213	49,550	34	—	200,797
Investment in subsidiary	—	157,176	—	632	(157,808)	—
Intercompany payable	1,332	261	189,554	—	(191,147)	—
Accrued pension and other employee benefits	—	7,211	16,037	—	—	23,248
Other long-term liabilities	—	30,483	15,052	1,310	—	46,845
Stockholders’ equity (deficiency in assets)	37,895	(53,916)	(157,176)	76,076	135,016	37,895

Total liabilities and stockholders’ equity (deficiency in assets)	$39,227	$309,261	$138,975	$78,080	$(213,939)	$351,604

Condensed Consolidating Statement of Operations — Three Months Ended March 31, 2005 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$55,833	$93,382	$—	$(30,125)	$119,090
Cost of sales	—	(39,430)	(78,508)	205	30,125	(87,608)

Gross profit	—	16,403	14,874	205	—	31,482
Selling, general and administrative expenses	(211)	(2,544)	(5,708)	—	—	(8,463)
Other items	—	(579)	74	—	—	(505)

Operating income (loss)	(211)	13,280	9,240	205	—	22,514
Interest expense, net	—	(3,774)	(481)	(1)	—	(4,256)
Other income (expense), net	—	173	(2,882)	2,882	—	173

Income (loss) before income taxes	(211)	9,679	5,877	3,086	—	18,431
Income tax expense	—	(3,311)	(100)	—	—	(3,411)

Net income (loss) before equity in earnings of subsidiaries	(211)	6,368	5,777	3,086	—	15,020
Equity in net income of subsidiaries	15,231	5,777	—	203	(21,211)	—

Net income (loss)	$15,020	$12,145	$5,777	$3,289	$(21,211)	$15,020

Condensed Consolidating Statement of Operations — Three Months Ended March 31, 2004 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$44,054	$67,391	$—	$(20,413)	$91,032
Cost of sales	—	(39,198)	(68,532)	—	20,413	(87,317)

Gross profit	—	4,856	(1,141)	—	—	3,715
Selling, general and administrative expenses	(237)	(2,048)	(4,335)	31	—	(6,589)
Other items	—	(1)	(164)	—	—	(165)

Operating income (loss)	(237)	2,807	(5,640)	31	—	(3,039)
Interest expense, net	—	(3,786)	(855)	(1)	—	(4,642)
Other income (expense), net	—	131	(2,059)	2,054	—	126

Income (loss) before income taxes	(237)	(848)	(8,554)	2,084	—	(7,555)
Income tax benefit	—	262	—	—	—	262

Net income (loss) before equity in earnings (loss) of subsidiaries	(237)	(586)	(8,554)	2,084	—	(7,293)
Equity in net earnings of subsidiaries	(7,056)	(8,554)	—	(1)	15,611	—

Net income (loss)	$(7,293)	$(9,140)	$(8,554)	$2,083	$15,611	$(7,293)

Condensed Consolidating Statement of Cash Flows — Three Months Ended March 31, 2005 (in thousands)

		PCI	Pioneer	Other	Pioneer
	PCI	Canada	Americas	Guarantors	Consolidated
Cash flows from operating activities:
Net cash flows from operating activities	$(8)	$2,529	$23,018	$16	$25,555
Cash flows from (used in) investing activities:
Capital expenditures	—	(1,489)	(2,443)	—	(3,932)
Proceeds from disposal of assets	—	—	74	—	74

Net cash flows used in investing activities	—	(1,489)	(2,369)	—	(3,858)

Cash flows from (used in) financing activities:
Repayments of long-term debt	—	(827)	(21,483)	(6)	(22,316)
Proceeds from issuance of stock	8	—	—	—	8

Net cash flows from (used in) financing activities	8	(827)	(21,483)	(6)	(22,308)

Effect of exchange rate changes on cash	—	(14)	—	—	(14)

Net change in cash and cash equivalents	—	199	(834)	10	(625)
Cash and cash equivalents at beginning of period	—	148	16,041	2	16,191

Cash and cash equivalents at end of period	$—	$347	$15,207	$12	$15,566

Condensed Consolidating Statement of Cash Flows — Three Months Ended March 31, 2004 (in thousands)

		PCI	Pioneer	Other	Pioneer
	PCI	Canada	Americas	Guarantors	Consolidated
Cash flows from (used in) operating activities:
Net cash flows from (used in) operating activities	$(18)	$2,149	$12,088	$(16)	$14,203
Cash flows used in investing activities:
Capital expenditures	—	(445)	(1,880)	—	(2,325)

Net cash flows used in investing activities	—	(445)	(1,880)	—	(2,325)

Cash flows from (used in) financing activities:
Net payments under revolving credit arrangements	—	—	(10,209)	—	(10,209)
Payments on debt	—	(792)	(369)	(5)	(1,166)
Proceeds from issuance of stock	18	—	—	—	18

Net cash flows used in financing activities	18	(792)	(10,578)	(5)	(11,357)

Effect of exchange rate changes on cash	—	35	—	—	35

Net change in cash and cash equivalents	—	947	(370)	(21)	556
Cash and cash equivalents at beginning of period	—	500	1,422	24	1,946

Cash and cash equivalents at end of period	$—	$1,447	$1,052	$3	$2,502

11. Pension and Other Postretirement Benefits

     Effective February 29, 2004, Pioneer Americas froze benefits under its defined benefit pension plans for substantially all U.S. salaried and union and non-union hourly employees. The effect of the freezing of defined benefit pension plan benefits has been accounted for as a curtailment pursuant to SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” As a result of the curtailment, the projected benefit obligations for the Pioneer Americas pension plans decreased by $4.3 million. The actuarial gain from such decrease was applied against existing unrecognized actuarial losses and Pioneer recorded no curtailment gain in its statement of operations for the three months ended March 31, 2004.

     The component of net periodic benefit costs related to Pioneer’s defined benefit pension plans for the three months ended March 31, 2005 and 2004 were:

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Three Months Ended March 31, 2005
Components of net periodic benefit cost:
Service cost	$335	$22	$357
Interest cost	637	727	1,364
Expected return on plan assets	(696)	(807)	(1,503)
Amortization of prior service costs	—	—	—
Amortization of net actuarial loss	—	154	154

Net periodic benefit cost	$276	$96	$372

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Three Months Ended March 31, 2004
Components of net periodic benefit cost:
Service cost	$297	$392	$689
Interest cost	570	740	1,310
Expected return on plan assets	(618)	(733)	(1,351)
Amortization of prior service costs	—	(1)	(1)
Amortization of net actuarial loss (gain)	70	(21)	49

Net periodic benefit cost	$319	$377	$696

     Pension expense was $0.4 million and $0.7 million for the three months ended March 31, 2005 and 2004, respectively. Pension contributions were $0.9 million and $0.3 million in the three months ended March 31, 2005 and 2004, respectively. Total contributions in 2005, which are based on regulatory requirements, are expected to be approximately $5.3 million.

     Effective December 31, 2003, Pioneer Americas’ retiree health care benefits plan was modified to eliminate retiree health care benefits when a participant reaches age 65. Pioneer Americas accounted for the reduction in benefits as a negative plan amendment. The gain is amortized over a period of up to 7.63 years, and at March 31, 2005, the unamortized gain related to the negative plan amendment was $3.7 million.

     The annual costs and liabilities under both the U.S. and Canadian retiree health care plans are determined each year by Pioneer’s actuaries using various assumptions. The component of net periodic benefit costs related to Pioneer’s postretirement benefits other than pensions for the three months ended March 31, 2005 and 2004 were:

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Three Months Ended March 31, 2005
Components of net periodic benefit cost:
Service cost	$47	$1	$48
Interest cost	84	9	93
Amortization of prior service costs	(8)	(156)	(164)
Amortization of net actuarial gain	(18)	(12)	(30)

Net periodic benefit cost	$105	$(158)	$(53)

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Three Months Ended March 31, 2004
Components of net periodic benefit cost:
Service cost	$36	$1	$37
Interest cost	69	9	78
Amortization of prior service costs	(7)	—	(7)
Amortization of net actuarial gain	(20)	(10)	(30)

Net periodic benefit cost	$78	$—	$78

     Pioneer also maintains matched defined contribution savings plans for its employees in the U.S. and Canada. Pioneer’s contributions to these plans are based on the amount of employee contributions to the plans. In connection with the freezing of benefits under Pioneer Americas’ defined benefit plans, after March 1, 2004, the U.S. defined contribution plans have been supplemented by the company’s voluntary contributions to employees’ accounts based on various percentages of compensation. Pioneer’s contributions to the U.S. and Canadian defined contribution plans, consisting of both matching and supplemental contributions, were $0.3 million and $0.2 million for the three months ended March 31, 2005 and 2004, respectively.

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

     Pioneer relies on certain indemnities from previous owners and believes it has adequate environmental reserves covering known and estimable environmental liabilities at its chlor-alkali plants and other sites. There can be no assurance, however, that such indemnity agreements will be adequate to protect Pioneer from environmental liabilities at these sites or that such parties will perform their obligations under the respective indemnity agreements. The failure by such parties to perform under these indemnity agreements and/or any material increase in Pioneer’s environmental obligations will have a material adverse effect on Pioneer’s future results of operations and liquidity.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our annual report on Form 10-K for the year ended December 31, 2004, provides a discussion of our business, including the chlor-alkali industry, our customers and markets, the major components of our production process and costs and the means we use to distribute our products. The following discussion and analysis should be read in conjunction with the information provided in the annual report on Form 10-K for the year ended December 31, 2004, the consolidated financial statements and the related notes thereto.

Listing of Common Stock

     On April 15, 2005, trading of our common stock began on the NASDAQ National Market under the symbol PONR.

Product Prices

     In accordance with industry practice, we compare ECU prices on a netback basis, reporting and analyzing prices without regard to the cost of transporting the products to customers to allow for a comparable means of price comparisons between periods and with respect to our competitors. An electrochemical unit, which we refer to as an ECU, consists of 1.1 tons of caustic soda and 1 ton of chlorine. For purposes of determining our ECU netback, we use prices that we realize as a result of sales of chlorine and caustic soda to our customers, and we do not include the value of chlorine and caustic soda that is incorporated in other products that we manufacture and sell. During the quarter ended March 31, 2005, we used approximately 23% of the chlorine and 9% of the caustic soda that we produced to manufacture other products, primarily bleach and hydrochloric acid.

     Our quarterly average ECU netback for each of the most recent five quarters was as follows:

2004:
First Quarter	$339
Second Quarter	354
Third Quarter	409
Fourth Quarter	480
2005:
First Quarter	548

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

     All of the price increases that we announce are implemented on effective dates as announced or as soon thereafter as permitted by applicable contract terms.

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

     During the first quarter of 2005 our average ECU netback was $548, while the average ECU netback quoted by CMAI for the same quarter was $709. In general, changes in our average ECU netback and the related effect on our revenues and cash flow have lagged changes in our announced prices and changes in the contract prices that are reported by CMAI, although the corresponding benefit to us in a period of declining prices is of a somewhat lesser magnitude. The following table illustrates the recent relationship between our average ECU netback and the monthly contract price reported by CMAI:

     For the month of April 2005 our average ECU netback was approximately $570. Since part of the benefit of the price increases that we have announced has been delayed, we expect that absent unforeseen circumstances our average ECU netback will increase during the balance of 2005, even in the absence of any further price increases. Plant operating rates in the chlor-alkali industry are reportedly at near capacity, and further increases in ECU prices during the remainder of 2005 could be announced if these conditions continue.

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

Production

     Our quarterly production volumes, expressed in terms of ECUs, at our chlor-alkali facilities for the most recent five quarters were as follows:

2004:
First Quarter	169,555
Second Quarter	183,404
Third Quarter	177,751
Fourth Quarter	173,690
2005:
First Quarter	161,635

     In January 2005 we reduced the operation of our chlor-alkali plant in Henderson, Nevada when flooding in California and Utah disrupted rail transportation of salt to the plant and the shipment of chlorine, caustic soda and hydrochloric acid to our customers, as well as the shipment of chlorine and caustic soda to our bleach plants in California. Also in January 2005, an apparently seasonal reduction in orders that would ordinarily be supplied by our Becancour plant led us to reduce that plant’s operating rate for several days. Those reductions led to approximately 9,500 fewer ECUs being produced during the month. We also had a planned maintenance outage at our St. Gabriel plant in March, reducing production by approximately 8,000 ECUs. As a result of those reductions and with various other minor production losses, during the most recent quarter our chor-alkali plants operated at approximately 88% of capacity. While we do not have any maintenance outages planned for our chlor-alkali plants during the second quarter of 2005, reductions in our operating rate could occur as a result of further disruptions in rail transportation or operating equipment failures.

     The volumes (in tons) of caustic soda that we purchased for resale during the most recent five quarters were as follows:

2004:
First Quarter	30,636
Second Quarter	39,504
Third Quarter	35,080
Fourth Quarter	24,599
2005:
First Quarter	16,315

     On average, our margins on purchases for resale are lower than the margins we realize from the sales of caustic soda that is produced in our own plants. Some of the purchases are made under contracts with suppliers, and others are made on a spot basis, and we generally use such purchases to satisfy contractual commitments to customers. Following the reduction and later termination of chlor-alkali production in Tacoma, we met contractual commitments for caustic soda through purchases for resale. Those commitments have been terminated and we anticipate a reduced need for purchases for resale in future periods, and in any event, the decreasing availability of caustic soda under current market conditions may limit our purchases for resale during the remainder of 2005.

Raw Material and Transportation Costs

     The electricity costs associated with our production of chlor-alkali products can materially affect our results of operations, as each one dollar change in our cost for a megawatt hour of electricity generally results in a corresponding change of approximately $2.75 in our cost to produce an ECU.

     The amounts (in thousands) that we spent on power for the production of chlor-alkali products and for other power requirements during each of the most recent five quarters, and the corresponding percentages of our cost of sales that those amounts represented, were as follows:

		Percentage of
	Total Power Costs	Cost of Sales
2004
First Quarter	$19,989	23%
Second Quarter	21,273	25%
Third Quarter	23,051	26%
Fourth Quarter	22,201	24%
2005
First Quarter	20,334	23%

     Electricity purchases account for the largest percentage of our raw material cost, and our plants at St. Gabriel and Henderson rely on power sources that primarily use natural gas for the generation of electricity. In response to natural gas price movements, our electricity rates increased during the first quarter of 2005, but our total power costs decreased due to lower production levels during the quarter.

     Rail service problems since the beginning of the year have made it increasingly difficult to obtain timely and adequate supplies of salt at our Henderson facility. The same problems have made it more difficult to ensure that caustic soda, chlorine and hydrochloric acid are shipped on a timely basis to our customers, or that our bleach plants in Santa Fe Springs and Tracy, California and Tacoma, Washington receive shipments of caustic soda and chlorine when necessary to produce and deliver bleach to our bleach customers.

     Our rail carriers have indicated that they are reevaluating the transportation services that they provide to us, including the contractual terms upon which those services are provided and the prices charged for the services. A railroad’s ability to unilaterally change the terms upon which services are provided to us, and to do so in a short period of time, means that rail transportation could be reduced or even eliminated, or that we could be required to incur substantial increases in the cost of service. There could be further and more severe disruptions to rail service, which would affect our ability to meet our contractual obligations. Applicable contractual limitations may also prevent us from passing some or all of any cost increases on to our customers.

Cost Reduction Measures

     We began the development and implementation of an organizational efficiency project referred to as Project STAR in the first quarter of 2004 and extended the concept of the project to our Dalhousie facility in the first quarter of 2005. Additionally, in the fourth quarter of 2004 we initiated a plan to relocate the bleach production assets from our Cornwall plant to the Becancour facility.

     Project STAR involves the design, development and implementation of uniform and standardized systems, processes and policies to improve our management, sales and marketing, production, process efficiency, logistics and material management and information technology functions. The original project resulted in the elimination of 128 employee and contract positions. Almost all of the reductions have now taken place. The extension of Project STAR to Dalhousie is expected to result in the elimination of eleven employee positions. The anticipated completion date of Project STAR, including the Dalhousie phase, is December 31, 2005.

     The transfer of bleach production assets from Cornwall to the Becancour facility was completed in April 2005. The transfer is expected to result in the termination of thirteen employee positions at the Cornwall facility. However, after taking into account the necessary additional staffing at the Becancour plant, we anticipate that the project will result in a net elimination of eight employee positions. We are currently evaluating the remaining operations at the Cornwall facility.

     All employee severance and related costs are recognized in other items in the consolidated statements of operations. We anticipate only minor cost recognition over the remainder of the projects associated with Project STAR, including the Dalhousie project, and from the transfer of the Cornwall bleach assets. The employee severance and related costs associated with the above restructuring activities are shown in the table below (dollars in thousands).

	Liability Balance	Costs Recognized	Costs Paid	Liability Balance	Cumulative
	as of	First Quarter	First Quarter	as of	Costs
	Dec. 31, 2004	2005	2005	Mar. 31, 2005	Recognized
Project STAR - Original	$1,446	$—	$620	$826	$3,542
Extension of Project concepts to Dalhousie	—	413	—	413	413

Total, Project STAR	1,446	413	620	1,239	3,955

Cornwall Project	447	164	29	582	611

Total	$1,893	$577	$649	$1,821	$4,566

Environmental Issues

     In December 2003 the Environmental Protection Agency adopted hazardous air pollutant emissions limitations for mercury-cell chlor-alkali facilities, which would apply to our St. Gabriel facility. The new regulations would require us to implement various measures at the St. Gabriel facility over a three-year period that are designed to reduce mercury emissions. The measures include the installation of additional emission monitoring systems, the adoption of more stringent work practices and conducting more frequent operating and maintenance checks and repairs, at a total estimated cost to us of approximately $2.3 million. Of that amount, we have already spent approximately $1.8 million since January 1, 2001, in anticipation of the new requirements. Environmental groups filed suit challenging the new regulations, contending that the EPA should reconsider its rules and adopt new standards that bar the use of mercury for chlorine production. The EPA has agreed to reconsider the new rules, and the litigation has been held in abeyance while that process continues.

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

     As a result of voluntary air emissions monitoring that we conducted during October 2004, we discovered that the carbon-based system that we use to remove mercury from the hydrogen gas stream at our St. Gabriel facility was not fully effective, resulting in mercury emissions that were above the limits set forth in the current air permit, issued by the Louisiana Department of Environmental Quality (“LDEQ”). We immediately reduced the plant’s operating rate in order to ensure that emissions were below existing maximum achievable control technology levels, and evaluated the materials and process changes that would be necessary to address the problem. The installation of the necessary equipment was completed in November 2004, and the plant returned to its full operating rate. Subsequent emissions monitoring has confirmed that air emissions are now below the permit limits. LDEQ issued a consolidated compliance order and notice of potential penalty to us as a result of the permit exceedances and has indicated that it intends to assess a penalty of $42,000. An environmentalist group asserted in written comments that LDEQ should impose a penalty of at least $10 million unless we agree to an enforceable schedule to cease the use and discharge of mercury by the end of 2005. We do not agree with the environmentalist group’s opinions, and we believe that we operate our St. Gabriel facility in a safe manner and with due regard to applicable environmental regulations.

     We commission periodic reassessments of our environmental obligations. In April 2005 the most recent independent analysis of environmental concerns at all of our sites was completed, updating a similar independent environmental analysis completed in April 2003. The new study involved a site-by-site analysis of environmental concerns and assessed uncertain conditions, situations, and sets of circumstances that may involve a possible loss to us. The outcomes of uncertain conditions will be resolved when one or more future events occur or fail to occur, and resolution of the uncertainty may confirm the impairment of an asset or the incurrence of a liability. The study was based on the same methodology as the 2003 study, using scenario analysis to estimate the cost to remedy environmental concerns at our sites. For each scenario, the study also used cost estimating techniques that included actual historical costs, estimates prepared for us by other consultants, estimates prepared by our engineers and other published cost data available for similar projects completed at the same or other sites.

     The new study identified a number of conditions that have changed since the 2003 environmental analysis due to, among other things, changes in regulations or in their application by regulatory agencies, the results of on-going and completed remediation projects, increased knowledge of site conditions, the use of alternative remediation technologies, post-acquisition contamination not covered under existing environmental indemnity agreements and the inherent risk of disputes under some of the indemnity agreements due to passage of time. Based on the recent study, we estimated our total environmental remediation liabilities to be $19.8 million, of which $3.2 million is subject to indemnity claims against a previous owner, as discussed below. As a result, we reduced our environmental reserves by $0.2 million in the first quarter of 2005, which is reflected as a reduction in cost of sales in the consolidated statement of operations. As of March 31, 2005, the total estimated environmental liabilities of $19.8 million that were included as other long term liabilities on our consolidated balance sheet reflected a decrease of $0.5 million as compared to December 31, 2004, as a result of the reduction in the environmental reserve in the first quarter of 2005 and environmental costs paid during the quarter. We base our environmental reserves on undiscounted costs.

     As discussed in our Annual Report on Form 10-K for the year ended December 31, 2004, we have indemnity agreements with certain previous owners covering, among other things, pre-acquisition environmental conditions at certain of our sites. Previous analysis resulted in a $3.2 million environmental reserve related to pre-acquisition conditions at the Henderson site that is the responsibility of a previous owner, and a receivable from the previous owner for the same amount has also been recorded. We believe that the previous owner will continue to honor its obligations for claims properly presented by us or by regulatory authorities, although it is possible that disputes could arise concerning the effect of contractual language, in which event we would have to subject any claims for cleanup expenses, which could be substantial, to the contractually-established arbitration process. The recent study did not include environmental matters covered by the $3.2 million environmental receivable. Such amount, as originally estimated, is included in the consolidated balance sheet as of March 31, 2005, in offsetting amounts in other assets and other long term liabilities. The recent study also did not cover any environmental matters that we believe to be fully covered under other indemnity agreements.

     As of December 31, 2004, our total estimated environmental liabilities were $20.3 million, which were included in other long-term liabilities on our balance sheet at that date. During the three months ended March 31, 2005, we paid approximately $0.3 million for environmental costs that were included in such liabilities. We believe the remaining amount of environmental reserves, as adjusted in accordance with the recent study, is adequate to address costs that may arise over the course of the next thirty years. Those costs will be determined on the basis of known environmental concerns and the application of environmental requirements to those concerns, such that the amount and timing of specific amounts are not certain. In 2005, we expect to fund approximately $1.4 million in remediation expenses and $2.9 million in capital projects relating to our environmental compliance program.

Liquidity and Capital Resources

     Debt, Financial Leverage and Covenants. At March 31, 2005, our senior secured debt aggregated $175.2 million, consisting of Senior Secured Floating Rate Guaranteed Notes due 2006 in the aggregate principal amount of $22.1 million (the “Senior Guaranteed Notes”), Floating Rate Term Notes due 2006 in the aggregate principal amount of $3.1 million (the “Senior Floating Notes”) and 10% Senior Secured Guaranteed Notes due 2008 in the aggregate principal amount of $150 million (the “10% Senior Secured Notes”). As of March 31, 2005, we had no borrowings outstanding under a Revolving Credit Facility with a $30 million commitment and a borrowing base restriction (the “Revolver”). Collectively, the $175.2 million in Senior Guaranteed Notes, Senior Floating Notes and 10% Senior Secured Notes are referred to as the Senior Notes and together with the Revolver are referred to as the Senior Secured Debt.

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

     Under the agreements we also may be required to redeem or prepay Senior Notes from and to the extent of net cash proceeds of certain asset sales, certain new equity issuances and excess cash flow, or if there is a change of control. The $22.1 million in net proceeds of our December 2004 equity offering was applied to the redemption and prepayment of Senior Guaranteed Notes and Senior Floating Notes (collectively, the “Tranche A Notes”) in December 2004 and January 2005. Each holder of Senior Floating Notes may refuse certain prepayments. While no redemption and prepayment of Tranche A Notes was required with respect to any other calendar quarter during 2004, on the basis of current estimates we believe that we will be required to redeem and prepay approximately $18.3 million of the principal amount of the Tranche A Notes as a result of the application of these provisions with respect to the quarter ended March 31, 2005, although the holders of Senior Floating Notes may refuse the prepayment of a portion of such amount. Such prepayment and redemption is expected to occur during May 2005.

     The obligations under the Revolver are secured by liens on our accounts receivable and inventory, and the obligations under the Senior Notes are secured by liens on substantially all of our other assets, with the exception of certain assets that secure the obligations under certain other long-term liabilities.

     One of the covenants in the Revolver requires us to generate at least $21.55 million of net earnings before extraordinary gains, the effects of derivative instruments excluding derivative expenses paid by us, interest, income taxes, depreciation and amortization (referred to as “Lender-Defined EBITDA”) for each twelve-month period ending at the end of each calendar quarter. Our Lender-Defined EBITDA for the twelve months ended March 31, 2005, was $67.2 million.

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

     The calculation of Lender-Defined EBITDA for the twelve months ended March 31, 2005, and for each of the quarters in that period is as follows (dollar amounts in thousands). During the periods presented there were no derivative items or impairment charges.

		Three
	Three	Months	Three	Three	Twelve
	Months	Ended	Months	Months	Months
	Ended	September	Ended	Ended	Ended
	June 30,	30,	December 31,	March 31,	March 31,
	2004	2004	2004	2005	2005
Net income (loss)	$(2,401)	$3,917	$4,535	$15,020	$21,071
Income tax (benefit) expense	(342)	(1,185)	3,916	3,411	5,800

Income (loss) before income taxes	(2,743)	2,732	8,451	18,431	26,871
Depreciation and amortization	5,470	5,557	5,603	5,685	22,315
Interest expense	4,561	4,578	4,575	4,256	17,970
Environmental charge	—	—	—	—	—

Lender-Defined EBITDA	$7,288	$12,867	$18,629	$28,372	$67,156

     If in the future the required Lender-Defined EBITDA level under the Revolver were not met or if we were to fail to comply with other covenants and the lender did not waive our non-compliance, we would be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur, the lender could refuse to make further advances. Following any such refusal, customer receipts would be applied to our borrowings under the Revolver, if any, and we would not have the ability to reborrow. This could cause us to suffer a rapid loss of liquidity and we could lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow the lender to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under the Senior Notes that would provide the holders of the Senior Notes with the right to demand immediate repayment. On March 31, 2005, we were in compliance with all of the covenants contained in our debt agreements.

     The Revolver contains additional covenants requiring us to maintain Liquidity (as defined in the agreement) of at least $5.0 million, and limiting capital expenditure levels to $25.0 million in each calendar year. At March 31, 2005, our Liquidity was $41.0 million, consisting of borrowing availability, net of $4.6 million in outstanding letters of credit, of $25.4 million and cash of $15.6 million. Our capital expenditures were $3.9 million in the three months ended March 31, 2005, and we estimate capital expenditures will be approximately $15.1 million during 2005. The Revolver also provides that, as a condition of borrowings, there shall not have occurred any material adverse change in our business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).

     We had no borrowings under the Revolver as of April 30, 2005. Our $30 million Revolver commitment is subject to borrowing base limitations related to the level of eligible accounts receivable, as determined in accordance with and subject to reserves established pursuant to the agreement, and as reduced by the amount of letters of credit that are outstanding. As a result, on April 30, 2005, our availability under the Revolver was approximately $25.4 million, after reducing the amount of availability by the $4.6 million of letters of credit then outstanding, and our Liquidity was $47.9 million.

     The cash that we generate from our operations may not be sufficient for the prepayment of the 10% Senior Secured Notes when they are due in December 2008. To the extent that we are unable to repay any indebtedness when it is due, it would be necessary to refinance the indebtedness, issue new equity or sell assets. The terms of any necessary new borrowings would be determined by then-current market conditions and other factors, and could impose significant additional burdens on our financial condition and operating flexibility, and the issuance of new equity securities could dilute the interest of our existing stockholders. We cannot provide any assurance that we will generate sufficient cash from our operations to repay our outstanding debt obligations or that we would be able to refinance any of our indebtedness, raise equity on commercially reasonable terms or at all, or sell assets, which failure could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.

     Possible Asset Dispositions. During the third quarter of 2004 we engaged a real estate broker in connection with the possible sale of approximately 60 acres of vacant land located at our Henderson facility, which is located in the Las Vegas Valley at the intersection of I-515 and I-215. We are also seeking a buyer for up to 750 annual acre-feet of Colorado River water rights. The land and water rights have a nominal book value. The net proceeds from such sales, if any, must be applied to mandatory redemptions and prepayments of the Tranche A Notes, if any Tranche A Notes are then outstanding, or to offers to redeem the 10% Senior Secured Notes.

     Future Payment Commitments. For the nine months ending December 31, 2005, we expect to have cash requirements, in addition to recurring operating and administrative costs, of approximately $29.9 million, consisting of the following: (i) interest payments of $15.3 million, (ii) capital expenditures of $11.2 million, (iii) environmental remediation spending of $1.1 million, (iv) payments of severance and benefit costs of $1.6 million and (v) contractual debt repayments of $0.7 million. These amounts are our current estimates and they could materially change. We expect to fund these obligations through internally-generated cash flows from operations, including changes in working capital. We may also be obligated to prepay and redeem certain amounts of Senior Notes with the proceeds of asset sales or as a result of excess cash flow.

     We will be subject to Sarbanes-Oxley Section 404 compliance beginning in 2005 and as a result we anticipate a substantial increase in professional services and internal costs in connection with our management’s attestation of the effectiveness of our internal controls over financial reporting and disclosure and related certifications.

     Defined benefit and post-retirement plan liabilities totaled $23.2 million at December 31, 2004. Our contributions to these plans were $0.9 million during the quarter ended March 31, 2005, and are expected to be $5.3 million for the year ending December 31, 2005.

     Net Operating Loss Carryforward. As of December 31, 2004, we had approximately $306.1 million of net operating loss carryforward (“NOL”) for U.S. and Canadian income tax purposes. U.S. NOL in the amount of $199.5 million (the “Predecessor Company NOL”), which expires from 2009 to 2021, was generated prior to our emergence from bankruptcy on December 31, 2001. The remaining $79.1 million of U.S. NOL (the “Successor Company NOL”) was generated in 2002 through 2004 and will expire in 2022 through 2024. An additional $27.5 million of Canadian NOL generated in 2002 and 2003 expires in 2009 and 2010.

     For the first quarter of 2005, we recognized an income tax provision of $3.4 million, consisting of $3.3 million of deferred tax expense with respect to our Canadian operations and $0.1 million of current tax expense for our U.S. operations. During the quarter we applied approximately $10.6 million of our Canadian NOL and $15.9 million of our Successor Company NOL to offset current taxable income in Canada and the U.S. As of March 31, 2005, we continued to reflect a valuation allowance for the full amount of the U.S. net deferred tax assets due to uncertainties as to whether we will generate future taxable income so as to realize the benefit of the deferred tax assets. In the first quarter of 2005 certain long-term deferred tax assets were reclassified to other current assets on the consolidated balance sheet after an evaluation of the likelihood of their application to future earnings.

     Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change NOL and other pre-change tax attributes against its post-change income is limited (the “Section 382 Limitation”). As a result of our emergence from bankruptcy and changes in the ownership of our common stock in 2001, our utilization of the $199.5 million of Predecessor Company NOL is subject to the Section 382 Limitation, and our ability to use it to offset future taxable income will be materially restricted. However, the use of the Predecessor Company NOL is under review, and before June 30, 2005, we intend to determine whether and the extent to which it remains available. The $79.1 million of Successor Company NOL is available to offset future taxable income, but subsequent changes in the ownership of our common stock could limit our ability to fully utilize the Successor Company NOL.

     Net Cash Flows from Operating Activities. During the first three months of 2005 our cash flow provided by operating activities was $25.6 million, $11.4 million more than during the same period in 2004. The increase was primarily attributable to increased sales, resulting for the most part from higher ECU prices. Changes in operating assets and liabilities were approximately $12.3 million lower than during the comparable 2004 period, primarily as a result of changes in accounts receivable, due to higher sales, and changes in accounts payable and accrued liabilities, due to the timing of payments and favorable changes related to electricity costs as compared to the change in the prior period, resulting from decreased activity in the first quarter of 2005 due to plant maintenance activities.

     Net Cash Flows used in Investing Activities. Cash used in investing activities, which related primarily to capital expenditures during the first three months of 2005, was $3.9 million, compared to $2.3 million in the same period in 2004.

     Net Cash Flows used in Financing Activities. Net cash used in financing activities during the first three months of 2005 was approximately $22.3 million, relating to the prepayment of long-term debt, including the redemption of $21.1 million of Senior Guaranteed Notes. Cash used in financing activities during the same period in 2004 was approximately $11.4 million, due primarily to repayments, net of borrowings, of $10.2 million on the Revolver and other debt payments of $1.2 million.

Critical Accounting Policies and Estimates

     Our Annual Report on Form 10-K for the year ended December 31, 2004, includes a discussion of the critical accounting policies and estimates that we use in the preparation of our financial statements. There were no significant changes in our critical accounting policies and estimates during the quarter ended March 31, 2005, other than the changes to our estimates with respect to environmental remediation liabilities, as discussed above.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005, Compared to Three Months Ended March 31, 2004

     Revenues. Our revenues for the three months ended March 31, 2005 and 2004 were derived as follows (dollars in thousands, except ECU netback):

	Three Months Ended
	March 31,
	2005	2004
Chlorine and caustic soda	$91,415	$64,745
Other products	27,675	26,287

	$119,090	$91,032

ECU netback*	$548	$339

*	The ECU netback relates only to sales of chlorine and caustic soda to customers, and not to the value of chlorine and caustic soda that is incorporated in other products that we manufacture and sell.

     During the three months ended March 31, 2005, we produced 161,635 tons of chlorine and 177,799 tons of caustic soda; we used approximately 23% of the chlorine and 9% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. We also purchased 16,315 tons of caustic soda for resale during the quarter. During the three months ended March 31, 2004, we produced 169,555 tons of chlorine and 186,511 tons of caustic soda; we used approximately 29% of the chlorine and 11% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. We purchased 30,636 tons of caustic soda for resale during the 2004 quarter.

     Revenues increased by $28.1 million, or approximately 31%, to $119.1 million for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004. An increase in our revenues from sales of chlorine and caustic soda, resulting from higher ECU prices, was offset in part by lower ECU sales volumes, reflecting lower caustic soda sales volumes. The average ECU netback (which relates only to sales of chlorine and caustic soda to customers) for the three months ended March 31, 2005, was $548, an increase of 62% from the average netback of $339 during the three months ended March 31, 2004. Our revenues in the most recent quarter were also favorably affected by increased prices for our other products, with an increase of $1.4 million in revenues resulting from improved sales of bleach and other products.

     Cost of Sales. Cost of sales increased by $0.3 million for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004. Cost of sales represented approximately 74% of revenues in the 2005 quarter, compared to approximately 96% in the year-earlier quarter. In the most recent quarter our variable product costs were $1.8 million higher than in the 2004 period, with a $2.9 million increase resulting from higher prices for salt, electricity and other raw materials being partially offset by $1.6 million due to lower production volumes, in addition to higher non-ECU purchases for resale of $0.5 million. Additionally, during the most-recent quarter there was also a $2.3 million increase in maintenance cost, partially offset by lower salaries and employee-related costs as a result of workforce reductions related to Project STAR. The increase in maintenance costs was incurred at our plant in St. Gabriel, where major maintenance activities do not occur every year. Also offsetting these increases was the absence of depreciation of approximately $3.4 million related to a decision to discontinue chlor-alkali production at the Tacoma facility during the first quarter of 2004. Other companies may include certain of these costs in selling, general and administrative expenses, resulting in a lack of comparability between our gross profit and that reported by other companies.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.9 million, or approximately 28%, to $8.5 million for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004. The increase was primarily attributable to an increase in personnel expenses of $1.3 million, resulting from increased employee bonus accruals partially offset by a decrease in salaries and other employee-related costs, along with an increase in bad debt expense of approximately $0.9 million due to a much higher level of accounts receivable. There was also a decrease in consulting fees, primarily reflecting approximately $0.5 million of fees related to Project STAR that were incurred in the first quarter of 2004. Other companies may include as a component of selling, general and administrative expenses certain costs that we recognize as cost of sales. As a result, our gross profit may not be comparable to that reported by other companies.

     Other Items. There were $0.5 million of other items for the three months ended March 31, 2005, an increase of approximately $0.3 million compared to the same period in 2004, due to recognition of employee severance benefits as a result of the extension of Project STAR to our Dalhousie facility and the realignment of certain Canadian operations.

     Interest Expense. Interest expense decreased by approximately $0.4 million, to $4.3 million, during the three months ended March 31, 2005, as a result of lower debt balances during the period. There was a partial redemption of our Senior Guaranteed Notes in January 2005, and there was a lower level of borrowings under the Revolver during the period.

     Other Income, Net. Other income, net of $0.2 million in the first quarter of 2005 reflected a currency exchange gain, which resulted from an increase in the rate at which Canadian dollar denominated amounts were converted into U.S. dollar balances (from $1.2020 at December 31, 2004, to $1.2096 at March 31, 2005). Other income, net of $0.1 million for the first quarter of 2004 also included currency exchange gain.

     Income Tax Benefit (Expense). We had income tax expense of $3.4 million for the quarter ended March 31, 2005, compared to an income tax benefit of $0.3 million in the first quarter of 2004. Income from our Canadian operations gave rise to $3.3 million of tax expense in the latest period.

     Net Income. Due to the factors described above, net income for the three months ended March 31, 2005, was $15.0 million, compared to a net loss of $7.3 million for the first quarter of 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The nature of our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2004, did not change significantly during the three months ended March 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     Forward-Looking Statements. We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords. Many of these risks are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2004, in “Item 1. Business — Risks” which is hereby incorporated by reference.

     From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning the timing and success of specific projects (including our organizational efficiency project and the sale of excess land and water rights at our Henderson facility), our future prices, liquidity, debt levels, production, revenue, income, expenses, product margins, cash flows, capital spending and pension contributions, and the effects of current and future environmental requirements. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “forecast,” “budget,” “goal” or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement. Any statement contained in this report, other than statements of historical fact, is a forward-looking statement.

     Various statements this report contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution against any undue reliance on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	general economic, business and market conditions, including economic instability or a downturn in the markets served by us;

•	the cyclical nature of our product markets and operating results;

•	competitive pressures affecting selling prices and volumes;

•	the supply/demand balance for our products, including the impact of excess industry capacity of the construction of new industry capacity;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of production hazards or an interruption in the supply of electricity, salt or other raw materials;

•	failure to comply with financial covenants contained in our debt instruments;

•	inability to make scheduled payments on or refinance our indebtedness;

•	loss of key customers or suppliers;

•	increased prices for raw materials, including electricity;

•	disruption of transportation or higher than expected transportation or logistics costs;

•	environmental costs and other expenditures in excess of those projected;

•	changes in laws and regulations inside or outside the United States;

•	uncertainty with respect to interest rates and fluctuations in currency exchange rates;

•	limitations on our NOL utilization;

•	the effects of our organizational efficiency project;

•	our ability to effect the sale of certain excess land and water rights at our Henderson facility; and

•	the occurrence of extraordinary events, such as the attacks on the World Trade Center and the Pentagon that occurred on September 11, 2001, or the war in Iraq.

     We believe the items we have outlined above, as well as others, are important factors that could cause our actual results to differ materially from those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed most of these factors in more detail elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2004. These factors are not necessarily all of the important factors that could affect us. Unpredictable or unknown factors that we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our security holders that they should (i) be aware that important factors we do not refer to above could affect the accuracy of our forward-looking statements and (ii) use caution and common sense when considering our forward-looking statements.

ITEM 6. EXHIBITS

31.1	Certification of Michael Y. McGovern required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Gary L. Pittman required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Michael Y. McGovern required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Gary L. Pittman required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

99.1†	Items incorporated by reference from the Pioneer Companies, Inc. Form 10-K for the year ended December 31, 2004: Item 1 Business - Risks.

†	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PIONEER COMPANIES, INC.
Date: May 13, 2005	By:	/s/ Gary L. Pittman
Gary L. Pittman
Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

31.1	Certification of Michael Y McGovern required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Gary L. Pittman required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Michael Y. McGovern required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Gary L. Pittman required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

99.1†	Items incorporated by reference from the Pioneer Companies, Inc. Form 10-K for the year ended December 31, 2004: Item 1 Business - Risks.

†	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference