Form 10-Q
period 2005-06-30
PIONEER COMPANIES INC
filed 2005-08-12
CIK 830141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     On August 8, 2005, there were 11,307,607 shares of common stock of Pioneer Companies, Inc. outstanding.

     Certain statements in this Form 10-Q regarding future expectations of Pioneer’s business and Pioneer’s results of operations, financial condition and liquidity may be regarded as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements relate to matters that are not historical facts. Such statements involve risks and uncertainties, including, but not limited to, Pioneer’s high financial leverage, global political and economic conditions, the demand and prices for Pioneer’s products and raw materials, Pioneer and industry production volumes, potential disruptions in operations or the availability of transportation, the cyclical nature of the markets for many of Pioneer’s products and raw materials, the results of Pioneer’s organizational efficiency project, Pioneer’s ability to complete the sale of certain excess land at its Henderson facility, the effect of Pioneer’s results of operations on its debt agreements, and other risks and uncertainties. Attention is directed to Pioneer’s Annual Report on Form 10-K and Item 5 of Part II of this Report on Form 10-Q for a discussion of such risks and uncertainties. Actual outcomes may vary materially.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
PIONEER COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$19,413	$16,191
Accounts receivable, net of allowance for doubtful accounts of $3,163 at June 30, 2005 and $2,563 at December 31, 2004	64,245	52,693
Inventories, net	16,331	16,417
Prepaid expenses and other current assets	8,626	5,682

Total current assets	108,615	90,983
Property, plant and equipment:
Land	6,520	6,520
Buildings and improvements	30,060	30,375
Machinery and equipment	203,871	198,121
Construction in progress	1,861	3,013

	242,312	238,029
Less: accumulated depreciation	(77,851)	(65,831)

Property, plant and equipment, net	164,461	172,198
Other assets, net	4,295	4,359
Excess reorganization value over the fair value of identifiable assets	84,064	84,064

Total assets	$361,435	$351,604

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,520	$16,545
Accrued liabilities	26,290	24,295
Short-term debt, including current portion of long-term debt	1,844	1,979

Total current liabilities	45,654	42,819
Long-term debt, less current portion	160,057	200,797
Accrued pension and other employee benefits	22,204	23,248
Other long-term liabilities	55,294	46,845
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 11,292 shares issued and outstanding at June 30, 2005 and 11,176 shares issued and outstanding at December 31, 2004	113	112
Additional paid-in capital	34,870	33,649
Other comprehensive loss	(8,054)	(8,054)
Retained earnings	51,297	12,188

Total stockholders’ equity	78,226	37,895

Total liabilities and stockholders’ equity	$361,435	$351,604

See notes to consolidated financial statements.

PIONEER COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Revenues	$132,859	$98,082	$251,949	$189,114
Cost of sales	(92,597)	(85,327)	(180,205)	(172,644)

Gross profit	40,262	12,755	71,744	16,470
Selling, general and administrative expenses	(8,014)	(8,368)	(16,477)	(14,957)
Other items	(1,497)	(3,178)	(2,002)	(3,343)

Operating income (loss)	30,751	1,209	53,265	(1,830)
Interest expense, net	(4,114)	(4,561)	(8,370)	(9,203)
Other income, net	409	609	582	735

Income (loss) before income taxes	27,046	(2,743)	45,477	(10,298)
Income tax benefit (expense)	(2,957)	342	(6,368)	604

Net income (loss)	$24,089	$(2,401)	$39,109	$(9,694)

Net income (loss) per share:
Basic	$2.14	$(0.24)	$3.48	$(0.97)
Diluted	$2.05	$(0.24)	$3.32	$(0.97)
Weighted average number of shares outstanding:
Basic	11,271	10,030	11,229	10,022
Diluted	11,767	10,030	11,778	10,022
See notes to consolidated financial statements.

PIONEER COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30
	2005	2004
Operating activities:
Net income (loss)	$39,109	$(9,694)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	12,332	14,353
Provision for (recovery of) losses on accounts receivable	600	(480)
Deferred tax (benefit) expense	6,168	(604)
Loss on disposals of assets	1,291	152
Currency exchange gain	(634)	(671)
Changes in operating assets and liabilities:
Increase in accounts receivable	(11,256)	(4,213)
(Increase) decrease in inventories, prepaid expenses and other current assets	(2,967)	3,273
(Increase) decrease in other assets	23	(1,101)
Increase in accounts payable and accrued liabilities	2,056	12,313
Increase (decrease) in other long-term liabilities	2,685	(2,488)

Net cash flows from operating activities	49,407	10,840

Investing activities:
Capital expenditures	(5,758)	(4,810)
Proceeds from disposal of assets	180	—

Net cash flows used in investing activities	(5,578)	(4,810)

Financing activities:
Net payments under revolving credit arrangements	—	(434)
Repayments of long-term debt	(40,894)	(1,449)
Proceeds from issuance of stock, net	289	114

Net cash flows used in financing activities	(40,605)	(1,769)

Effect of exchange rate changes on cash	(2)	99

Net change in cash and cash equivalents	3,222	4,360
Cash and cash equivalents at beginning of period	16,191	1,946

Cash and cash equivalents at end of period	$19,413	$6,306

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
     The consolidated balance sheet at June 30, 2005, and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, which consist only of normal recurring items, that management considers necessary for a fair presentation. Operating results for the first six months of 2005 are not necessarily indicative of results to be expected for the year ending December 31, 2005. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated. Certain amounts are reclassified in prior periods to conform to current period presentations.
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
2. Debt
     Debt consisted of the following:

	June 30,	December 31,
	2005	2004
Senior Secured Debt:
Senior Secured Floating Rate Guaranteed Notes, due December 2006, variable rates based on the three-month LIBOR plus 3.5% (“Senior Guaranteed Notes”)	$6,076	$43,151
Senior Floating Rate Term Notes, due December 2006, variable interest rates based on the three-month LIBOR plus 3.5% (“Senior Floating Notes”)	849	3,090
10% Senior Secured Guaranteed Notes, due December 2008 (“10% Senior Secured Notes”)	150,000	150,000
Revolving credit facility, variable interest rates based on U.S. prime rate plus a margin ranging from 0.5% to 1.25% or LIBOR plus a margin ranging from 2.50% to 3.25%, expiring December 31, 2006, as amended (“Revolver”)	—	—
Other debt:
Unsecured, non-interest-bearing, long-term debt, denominated in Canadian dollars (amounts below are in Canadian dollars), original face value of $5.5 million, payable in five annual installments of $1.0 million and a final payment of $0.5 million, beginning January 10, 2002, with an effective interest rate of 8.25%, net of unamortized discount of $0.1 million and $0.2 million at June 30, 2005, and December 31, 2004, respectively	1,141	1,947
Other notes, maturing in various years through 2014, with various installments, at various interest rates	3,835	4,588

Total	161,901	202,776
Short-term debt, including current maturities of long-term debt	(1,844)	(1,979)

Long-term debt, less current maturities	$160,057	$200,797

     The three-month London inter-bank offered rate (“LIBOR”) for the periods ended June 30, 2005, and December 31, 2004, was 3.09% and 1.98%, respectively.
     Senior secured debt of $156.9 million outstanding at June 30, 2005, under various debt instruments consists of the Senior Guaranteed Notes, the Senior Floating Notes, the 10% Senior Secured Notes and the Revolver. Collectively, the Senior Guaranteed Notes, Senior Floating Notes and 10% Senior Secured Notes are referred to as the Senior Notes, and together with the Revolver are referred to as the Senior Secured Debt. In addition, at June 30, 2005, Pioneer had a $1.1 million unsecured non-interest bearing instrument payable to a vendor for the settlement of certain amounts owed to that vendor, which contains a covenant that allows the vendor to demand immediate repayment and begin charging interest at a rate of 9.3% if Pioneer’s liquidity (as defined in the agreement with the vendor) falls below $5 million (Canadian dollars); a $0.3 million obligation payable over several years to a state taxing authority; and $3.5 million of other debt outstanding, comprised of notes maturing in various years through 2014.
     In December 2004, Pioneer issued 1.1 million shares of its common stock in a public offering. Of the $22.1 million in net proceeds of the offering, a total of $1.3 million was applied to prepay a portion of the outstanding Senior Floating Notes in December 2004, and the remainder was applied to the redemption of $21.1 million in principal amount of the outstanding Senior Guaranteed Notes in January 2005. Pioneer was required to make mandatory redemptions and prepayments of the Senior Guaranteed Notes and the Senior Floating Notes (collectively, the “Tranche A Notes”) from excess cash flow (as defined in the related agreements), and it was also permitted to redeem and prepay Tranche A Notes on a voluntary basis. Pioneer was required to redeem and prepay approximately $18.3 million of the principal amount of the Tranche A Notes as a result of the application of these provisions with respect to Pioneer’s excess cash flow for the quarter ended March 31, 2005. The prepayment and redemption occurred during May 2005. In July 2005 Pioneer elected to voluntarily prepay the remaining $0.8 million of principal amount, plus accrued interest, of the Senior Floating Notes that was then outstanding, and Pioneer provided notice that the remaining $6.1 million of principal amount, plus accrued interest, of Senior Guaranteed Notes that was then outstanding will be redeemed on a voluntary basis on August 22, 2005, completing the retirement of all Tranche A Notes that were outstanding on June 30, 2005.
     The Revolver provides for revolving loans in an aggregate amount of up to $30 million, subject to borrowing base limitations related to the level of eligible accounts receivable, as determined in accordance with and subject to reserves established pursuant to the agreement, and as reduced by the amount of letters of credit that are outstanding. Borrowings under the Revolver are available through December 31, 2006, so long as no default exists and all conditions to borrowings are met. Borrowings under the Revolver accrue interest at a rate equal to either the prime rate plus a margin or LIBOR plus a margin. Pioneer incurs a fee on the unused amount of the facility at a rate of 0.375% per year. No borrowings were outstanding under the Revolver on June 30, 2005.
     The Revolver requires Pioneer to maintain Liquidity (as defined in the agreement) of at least $5.0 million, and limits capital expenditures to $25.0 million in each fiscal year. At June 30, 2005, Liquidity was $44.5 million, consisting of borrowing availability, net of $4.9 million in outstanding letters of credit, of $25.1 million and cash of $19.4 million. Capital expenditures were $5.8 million during the six months ended June 30, 2005. One of the covenants in the Revolver requires Pioneer to generate at least $21.55 million of Lender-Defined EBITDA (as defined) for each twelve-month period ending at the end of each calendar quarter. The Revolver also provides that, as a condition of borrowings, there shall not have occurred any material adverse change in Pioneer’s business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).
     Although there are no borrowings currently outstanding under the Revolver, if in the future the required Lender-Defined EBITDA level under the Revolver were not met or if Pioneer were to fail to comply with other covenants and the lender did not waive Pioneer’s non-compliance and if Pioneer were unable to terminate or refinance the credit facility, Pioneer would be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur, the lender could refuse to make further advances. Following any such refusal, customer receipts would be applied to Pioneer’s borrowings under the Revolver, if any, and Pioneer would not have the ability to reborrow. This could cause Pioneer to suffer a rapid loss of liquidity and it could lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow the lender to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under the Senior Notes that would provide the holders of the Senior Notes with the right to demand immediate repayment.
     Interest on the 10% Senior Secured Notes is payable semi-annually on June 30 and December 31. Interest on any borrowings outstanding from time to time under the Revolver is payable monthly.
     The holders of the 10% Senior Secured Notes may require Pioneer to redeem 10% Senior Secured Notes with net cash proceeds of certain asset sales and of new equity issuances in excess of $35 million. In addition, the holders may require Pioneer to repurchase all or a portion of the notes upon the occurrence of a change of control. At its option Pioneer may redeem 10% Senior Secured Notes on or after December 31, 2005. A premium must be paid in connection with any such redemption that occurs prior to December 31, 2007.
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
     The debt agreements contain covenants requiring Pioneer to meet minimum liquidity levels, and limiting or prohibiting Pioneer’s ability to, among other things, incur additional indebtedness, prepay or modify debt instruments, grant additional liens, guarantee any obligations, sell assets, engage in another type of business or suspend or terminate a substantial portion of business, declare or pay dividends, make investments, make capital expenditures in excess of certain amounts, or make use of the proceeds of borrowings for purposes other than those specified in the agreements. The agreements also include customary events of default, including one in the Revolver relating to a change of control. Borrowings under the Revolver will generally be available subject to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default. On June 30, 2005, Pioneer was in compliance with all of the covenants contained in its debt agreements.
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
3. Environmental Liabilities
     Pioneer and its operations are subject to extensive United States and Canadian federal, state, provincial and local laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the release or disposal of regulated materials. The operation of any chemical manufacturing plant and the distribution of chemical products entail numerous obligations under current environmental laws.
     Pioneer commissions periodic reassessments of its environmental obligations. In April 2005 the most recent independent analysis of environmental concerns at all of Pioneer’s sites was completed, updating a similar independent environmental analysis completed in April 2003. The new study involved a site-by-site analysis of environmental concerns and assessed conditions, situations, and sets of circumstances involving uncertainty as to a possible loss to Pioneer. The outcomes of uncertain conditions will be resolved when one or more future events occur or fail to occur, and resolution of the uncertainty may confirm the impairment of an asset or the incurrence of a liability. The study was based on the same methodology as the 2003 study, using scenario analysis to estimate the cost to remedy environmental concerns at Pioneer’s sites. For each scenario, the study also used cost-estimating techniques that included actual historical costs, estimates prepared for Pioneer by other consultants, estimates prepared by Pioneer engineers and other published cost data available for similar projects completed at the same or other sites.
     The study identified a number of conditions that have changed since the 2003 environmental analysis due to, among other things, changes in regulations or in their application by regulatory agencies, the results of ongoing and completed remediation projects, increased knowledge of site conditions, the use of alternative remediation technologies, post-acquisition contamination not covered under existing environmental indemnity agreements and the inherent risk of disputes under some of the indemnity agreements due to passage of time. Based on the recent study, Pioneer reduced its environmental reserves by $0.2 million in the first quarter of 2005, which is reflected as a reduction in cost of sales in the consolidated statements of operations, and during the six months ended June 30, 2005, Pioneer paid $0.7 million of environmental costs in connection with certain remediation projects. Pioneer bases its environmental reserves on undiscounted costs.

     As discussed in the Annual Report on Form 10-K for the year ended December 31, 2004, Pioneer has indemnity agreements with certain previous owners covering, among other things, pre-acquisition environmental conditions at certain of its sites. Previous analysis resulted in a $3.2 million environmental reserve related to pre-acquisition conditions at the Henderson site that is the responsibility of a previous owner, and a receivable from the previous owner for the same amount has also been recorded. Pioneer believes that the previous owner will continue to honor its obligations for claims properly presented by Pioneer or by regulatory authorities, although it is possible that disputes could arise concerning the effect of contractual language, in which event Pioneer would have to subject any claims for cleanup expenses, which could be substantial, to the contractually-established arbitration process. The recent study did not include environmental matters covered by the $3.2 million environmental receivable. Such amount, as originally estimated, is included in the consolidated balance sheet as of June 30, 2005, in offsetting amounts in other assets and other long term liabilities. The recent study also did not cover any environmental matters that Pioneer believes to be fully covered under other indemnity agreements.
4. Asset Redeployments
     In March 2004 Pioneer completed its evaluation of the resumption of operations at the Tacoma chlor-alkali facility, which was idled in March 2002. As a result of the evaluation, Pioneer decided that the chlor-alkali production operations at the facility would not be restarted. Pioneer recorded additional depreciation expense of $3.4 million related to the net book value of the non-productive chlor-alkali assets at the Tacoma facility during the quarter ended March 31, 2004. As of March 31, 2004, the net book value of the Tacoma facility was $1.3 million. Pioneer has continued to use the facility as a terminal. During the second quarter of 2005, Pioneer determined that the use of the terminal will be discontinued during the third quarter of 2005. As a result of the decision to terminate operations at the terminal, additional depreciation expense of $0.8 million related to the net book value of the terminal assets was recorded for the quarter ended June 30, 2005. The facility will be fully depreciated as of September 30, 2005. Pioneer is currently evaluating its options regarding the disposition of the assets at the facility.
     In the fourth quarter of 2004 Pioneer initiated a plan to relocate the bleach production assets from its Cornwall plant to the Becancour facility. That transfer was completed in April 2005. During the second quarter of 2005 Pioneer decided to terminate the remaining operations at its Cornwall plant. The chlorinated paraffin operations conducted by Pioneer at the Cornwall plant were sold on June 30, 2005. Cash consideration for this sale of $1.0 million, which was received in July 2005, was reflected in accounts receivable at June 30, 2005. Pursuant to the asset purchase agreement Pioneer may also receive up to $0.2 million in each quarter through June 30, 2009, upon the satisfaction of certain purchase price contingencies. Pioneer recognized a $1.3 million loss as a result of this sale, which is included in other items in the consolidated statements of operations for the three months ended June 30, 2005. Also during the second quarter of 2005 Pioneer decided to terminate the remaining operations at its Cornwall plant, which are related to the production of anthraquinone, and those operations will cease during the third quarter of 2005.
     In June 2005 Pioneer announced that it had entered into an agreement to sell approximately 60 acres of vacant land located at its Henderson facility. Pioneer anticipates that it will realize approximately $22.8 million in net proceeds from the sale, which is scheduled to close in the third or fourth quarter of 2005. The land has a nominal book value. The net proceeds from the sale, if it is completed, must be applied to an offer to redeem a corresponding principal amount of Pioneer’s outstanding 10% Senior Secured Notes at a price equal to par value plus accrued interest. To the extent that the noteholders choose not to accept the redemption offer, the proceeds may be used by Pioneer for general corporate purposes.
5. Other Items
     During 2004 and 2005 Pioneer has initiated certain activities designed to improve operating efficiencies and strengthen its competitive position in the marketplace. In addition to the redeployment of assets at the Cornwall plant (see Note 4), such activities included the development and implementation of an organizational efficiency project referred to as Project STAR, which began in the first quarter of 2004. The concept of the project was extended to Pioneer’s Dalhousie facility in the first quarter of 2005.
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
     The transfer of bleach production assets from Cornwall to the Becancour facility resulted in the termination of thirteen employee positions at the Cornwall facility. An additional 19 employee positions will be eliminated as a result of the sale of the assets relating to the chlorinated paraffin operations and the eventual plant shutdown during the third quarter of 2005.

     Costs associated with the above restructuring activities were primarily comprised of employee severance and related costs which are included in other items in the consolidated statements of operations and presented in the table below. Pioneer anticipates only minor cost recognition over the remainder of the projects associated with Project STAR, including the Dalhousie project, and from the transfer of the Cornwall bleach assets and the Cornwall plant shutdown.

	Liability Balance	Costs Recognized	Costs Paid	Liability Balance	Cumulative
	as of	Six Months Ended	Six Months Ended	as of	Costs
	Dec. 31, 2004	June 30, 2005	June 30, 2005	June 30, 2005	Recognized
Severance
Project STAR — Original	$1,446	$110	$974	$582	$3,652
Extension of Project STAR concepts to Dalhousie	—	340	21	319	340

Total, Project STAR	1,446	450	995	901	3,992
Cornwall — Asset Transfer and Sale	447	1,347	101	1,693	1,794

Total Severance	$1,893	$1,797	$1,096	$2,594	$5,786

6. Net Income (Loss) per Share
     Basic net income (loss) per share is based on the weighted average number of shares outstanding during the period. Diluted net income (loss) per share considers the dilutive effect of potentially issuable shares pursuant to stock option plans (see Note 8) during the period.
     Computational amounts for net income (loss) per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$24,089	$(2,401)	$39,109	$(9,694)

Denominator for basic and diluted net income (loss) per share:
Weighted average shares	11,271	10,030	11,229	10,022
Potentially dilutive common shares:
Stock options	496	—	549	—

Denominator for diluted net income (loss) per share	11,767	10,030	11,778	10,022

Net income (loss) per share:
Basic	$2.14	$(0.24)	$3.48	$(0.97)

Diluted	$2.05	$(0.24)	$3.32	$(0.97)

     All of the options to purchase shares of common stock that were outstanding during the three-month and six-month periods ended June 30, 2005, were included in the computation of diluted net income per share. None of the options to purchase shares of common stock that were outstanding during the three-month and six-month periods ended June 30, 2004, were included in the computation of diluted net loss per share since their inclusion would have been anti-dilutive.
7. Inventories
     Inventories consisted of the following:

	June 30,	December 31,
	2005	2004
Raw materials, supplies and parts, net	$6,847	$7,089
Finished goods	9,484	9,328

	$16,331	$16,417

8. Stock-Based Compensation
     At June 30, 2005, options to purchase 656,752 shares of PCI’s common stock were outstanding, with exercise prices ranging from $2.00 to $20.85 per share, a weighted average exercise price of $5.58 and a weighted average remaining contractual life of 7.7 years.

Employee stock options issued under Pioneer’s stock option plan expire 10 years from the date of grant and fully vest after three years. Options for the purchase of 10,000 shares of PCI common stock were granted under Pioneer’s Nonemployee Director Stock Option Program during each of the six months ended June 30, 2005, and the six months ended June 30, 2004.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$24,089	$(2,401)	$39,109	$(9,694)
Add: Stock-based compensation expense included in reported net income (loss)	—	57	—	57
Deduct: Stock-based compensation expense determined under fair-value-based method	(202)	(171)	(391)	(285)

Pro forma net income (loss)	$23,887	$(2,515)	$38,718	$(9,922)

Net income (loss) per common share:
Basic, as reported	$2.14	$(0.24)	$3.48	$(0.97)
Basic, pro forma	$2.12	$(0.25)	$3.45	$(0.99)
Diluted, as reported	$2.05	$(0.24)	$3.32	$(0.97)
Diluted, pro forma	$2.03	$(0.25)	$3.29	$(0.99)
     SFAS 123(R), “Share-Based Payment,” issued in December 2004, superseded APB 25 and revised SFAS 123 and will require the recognition of compensation expense related to applicable stock options. In April 2005 the Securities and Exchange Commission postponed the adoption date of SFAS 123(R), and Pioneer currently expects to adopt SFAS 123(R) effective January 1, 2006. Pioneer expects the adoption of SFAS 123(R) to result in additional compensation expense of approximately $0.2 million for the year ending December 31, 2006. Until the adoption of SFAS 123(R), Pioneer continues to account for its stock option plan under the provisions and related interpretations of APB 25. No compensation expense is recognized for such options.
9. Supplemental Cash Flow Information
     Following are supplemental disclosures of cash flow information:

	Six Months Ended
	June 30,
	2005	2004
Cash payments for:
Interest	$8,365	$9,163
Income taxes	200	—
10. Condensed Consolidating Financial Statements
     PCI Canada (a wholly-owned subsidiary of PCI) is the issuer of the $150 million principal amount of 10% Senior Secured Notes, which are fully and unconditionally guaranteed on a joint and several basis by PCI and all of PCI’s other direct and indirect wholly-owned subsidiaries.
     Pioneer Americas (a wholly-owned subsidiary of PCI Canada) is the issuer of the $6.1 million principal amount of Senior Guaranteed Notes and the $0.8 million principal amount of Senior Floating Notes, which are fully and unconditionally guaranteed on a joint and several basis by PCI and all of PCI’s other direct and indirect wholly-owned subsidiaries. Together, PCI Canada, Pioneer Americas and the subsidiary note guarantors comprise all of the direct and indirect subsidiaries of PCI.

     Condensed consolidating financial information for PCI and its wholly-owned subsidiaries is presented below. Separate financial statements of PCI Canada and Pioneer Americas are not provided because Pioneer does not believe that such information would be material to investors or lenders of the Company.
Condensed Consolidating Balance Sheet — June 30, 2005 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$319	$19,084	$10	$—	$19,413
Accounts receivable, net	—	14,980	49,265	—	—	64,245
Inventories, net	—	6,258	10,073	—	—	16,331
Prepaid expenses and other current assets	1,067	6,753	806	—	—	8,626

Total current assets	1,067	28,310	79,228	10	—	108,615
Property, plant and equipment, net	—	98,006	64,927	1,528	—	164,461
Other assets, net	—	176	4,119	—	—	4,295
Intercompany receivable	15,101	117,891	—	82,471	(215,463)	—
Investment in subsidiaries	63,391	—	—	—	(63,391)	—
Excess reorganization value over the fair value of identifiable assets	—	84,064	—	—	—	84,064

Total assets	$79,559	$328,447	$148,274	$84,009	$(278,854)	$361,435

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$—	$7,222	$10,298	$—	$—	$17,520
Accrued liabilities	—	10,682	15,608	—	—	26,290
Current portion of long-term debt	—	751	1,065	28	—	1,844

Total current liabilities	—	18,655	26,971	28	—	45,654
Long-term debt, less current portion	—	150,390	9,646	21	—	160,057
Investment in subsidiary	—	133,960	—	429	(134,389)	—
Intercompany payable	1,333	—	214,131	—	(215,464)	—
Accrued pension and other employee benefits	—	6,979	15,224	—	1	22,204
Other long-term liabilities	—	38,083	16,262	949	—	55,294
Stockholders’ equity (deficiency in assets)	78,226	(19,620)	(133,960)	82,582	70,998	78,226

Total liabilities and stockholders’ equity (deficiency in assets)	$79,559	$328,447	$148,274	$84,009	$(278,854)	$361,435

Condensed Consolidating Balance Sheet — December 31, 2004 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$148	$16,041	$2	$—	$16,191
Accounts receivable, net	—	11,199	41,494	—	—	52,693
Inventories, net	—	7,317	9,100	—	—	16,417
Prepaid expenses and other current assets	2,627	2,011	1,044	—	—	5,682

Total current assets	2,627	20,675	67,679	2	—	90,983
Property, plant and equipment, net	—	103,554	67,116	1,528	—	172,198
Other assets, net	—	179	4,180	—	—	4,359
Intercompany receivable	13,808	100,789	—	76,550	(191,147)	—
Investment in subsidiaries	22,792	—	—	—	(22,792)	—
Excess reorganization value over fair value of identifiable assets	—	84,064	—	—	—	84,064

Total assets	$39,227	$309,261	$138,975	$78,080	$(213,939)	$351,604

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$—	$8,109	$8,436	$—	$—	$16,545
Accrued liabilities	—	7,990	16,305	—	—	24,295
Current portion of long-term debt	—	734	1,217	28	—	1,979

Total current liabilities	—	16,833	25,958	28	—	42,819
Long-term debt, less current portion	—	151,213	49,550	34	—	200,797
Investment in subsidiary	—	157,176	—	632	(157,808)	—
Intercompany payable	1,332	261	189,554	—	(191,147)	—
Accrued pension and other employee benefits	—	7,211	16,037	—	—	23,248
Other long-term liabilities	—	30,483	15,052	1,310	—	46,845
Stockholders’ equity (deficiency in assets)	37,895	(53,916)	(157,176)	76,076	135,016	37,895

Total liabilities and stockholders’ equity (deficiency in assets).	$39,227	$309,261	$138,975	$78,080	$(213,939)	$351,604

Condensed Consolidating Statement of Operations — Three Months Ended June 30, 2005 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$58,209	$105,815	$—	$(31,165)	$132,859
Cost of sales	—	(44,830)	(78,932)	—	31,165	(92,597)

Gross profit	—	13,379	26,883	—	—	40,262
Selling, general and administrative expenses	(341)	(2,002)	(5,668)	(3)	—	(8,014)
Other items	—	(1,408)	(89)	—	—	(1,497)

Operating income (loss)	(341)	9,969	21,126	(3)	—	30,751
Interest expense, net	—	(3,801)	(312)	(1)	—	(4,114)
Other income (expense), net	—	461	(3,271)	3,219	—	409

Income (loss) before income taxes	(341)	6,629	17,543	3,215	—	27,046
Income tax expense	—	(1,920)	(1,037)	—	—	(2,957)

Net income (loss) before equity in earnings of subsidiaries	(341)	4,709	16,506	3,215	—	24,089
Equity in net income of subsidiaries	24,430	16,506	—	(1)	(40,935)	—

Net income (loss)	$24,089	$21,215	$16,506	$3,214	$(40,935)	$24,089

Condensed Consolidating Statement of Operations — Three Months Ended June 30, 2004 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$45,989	$74,648	$—	$(22,555)	$98,082
Cost of sales	—	(40,397)	(67,485)	—	22,555	(85,327)

Gross profit	—	5,592	7,163	—	—	12,755
Selling, general and administrative expenses	(218)	(2,123)	(6,049)	22	—	(8,368)
Other items	—	(1,520)	(1,658)	—	—	(3,178)

Operating income (loss)	(218)	1,949	(544)	22	—	1,209
Interest expense, net	—	(3,762)	(797)	(2)	—	(4,561)
Other income (expense), net	—	608	(2,246)	2,248	(1)	609

Income (loss) before income taxes	(218)	(1,205)	(3,587)	2,268	(1)	(2,743)
Income tax expense	—	342	—	—	—	342

Net income (loss) before equity in earnings of subsidiaries	(218)	(863)	(3,587)	2,268	(1)	(2,401)
Equity in net income of subsidiaries	(2,183)	(3,587)	—	(1)	5,771	—

Net income (loss)	$(2,401)	$(4,450)	$(3,587)	$2,267	$5,770	$(2,401)

Condensed Consolidating Statement of Operations — Six Months Ended June 30, 2005 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$114,042	$199,197	$—	$(61,290)	$251,949
Cost of sales	—	(84,260)	(157,440)	205	61,290	(180,205)

Gross profit	—	29,782	41,757	205	—	71,744
Selling, general and administrative expenses	(552)	(4,546)	(11,376)	(3)	—	(16,477)
Other items	—	(1,986)	(16)	—	—	(2,002)

Operating income (loss)	(552)	23,250	30,365	202	—	53,265
Interest expense, net	—	(7,576)	(792)	(2)	—	(8,370)
Other income (expense), net	—	635	(6,155)	6,102	—	582

Income (loss) before income taxes	(552)	16,309	23,418	6,302	—	45,477
Income tax expense	—	(5,231)	(1,137)	—	—	(6,368)

Net income (loss) before equity in earnings of subsidiaries	(552)	11,078	22,281	6,302	—	39,109
Equity in net income of subsidiaries	39,661	22,281	—	204	(62,146)	—

Net income (loss)	$39,109	$33,359	$22,281	$6,506	$(62,146)	$39,109

Condensed Consolidating Statement of Operations — Six Months Ended June 30, 2004 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$90,042	$142,040	$—	$(42,968)	$189,114
Cost of sales	—	(79,595)	(136,017)	—	42,968	(172,644)

Gross profit	—	10,447	6,023	—	—	16,470
Selling, general and administrative expenses	(455)	(4,171)	(10,384)	53	—	(14,957)
Other items	—	(1,521)	(1,822)	—	—	(3,343)

Operating income (loss)	(455)	4,755	(6,183)	53	—	(1,830)
Interest expense, net	—	(7,547)	(1,652)	(4)	—	(9,203)
Other income (expense), net	—	739	(4,304)	4,300	—	735

Income (loss) before income taxes	(455)	(2,053)	(12,139)	4,349	—	(10,298)
Income tax expense	—	604	—	—	—	604

Net income (loss) before equity in earnings of subsidiaries	(455)	(1,449)	(12,139)	4,349	—	(9,694)
Equity in net income of subsidiaries	(9,239)	(12,139)	—	—	21,378	—

Net income (loss)	$9,694	$(13,588)	$(12,139)	$4,349	$21,378	$(9,694)

Condensed Consolidating Statement of Cash Flows — Six Months Ended June 30, 2005 (in thousands)

		PCI	Pioneer	Other	Pioneer
	PCI	Canada	Americas	Guarantors	Consolidated
Cash flows from operating activities:
Net cash flows from operating activities	$(289)	3,365	$46,310	$21	$49,407
Cash flows from investing activities:
Capital expenditures	—	(2,364)	(3,214)	—	(5,578)

Net cash flows from investing activities	—	(2,364)	(3,214)	—	(5,578)

Cash flows from financing activities:
Net payments under revolving credit arrangements	—	—		—
Payments on debt	—	(827)	(40,055)	(12)	(40,894)
Proceeds from issuance of stock	289	—	—	—	289

Net cash flows from (used in) financing activities	289	(827)	(40,055)	(12)	(40,605)

Effect of exchange rate changes on cash	—	(2)	—	—	(2)

Net change in cash and cash equivalents	—	172	3,041	9	3,222
Cash and cash equivalents at beginning of period	—	148	16,041	2	16,191

Cash and cash equivalents at end of period	$—	$320	$19,082	$11	$19,413

Condensed Consolidating Statement of Cash Flows — Six Months Ended June 30, 2004 (in thousands)

		PCI	Pioneer	Other	Pioneer
	PCI	Canada	Americas	Guarantors	Consolidated
Cash flows from operating activities:
Net cash flows from operating activities	$(114)	$4,844	$6,133	$(23)	$10,840
Cash flows from investing activities:
Capital expenditures	—	(925)	(3,885)	—	(4,810)

Net cash flows from investing activities	—	(925)	(3,885)	—	(4,810)

Cash flows from financing activities:
Net payments under revolving credit arrangements	—	—	(434)	—	(434)
Payments on debt	—	(792)	(651)	(6)	(1,449)
Proceeds from issuance of stock	114	—	—	—	114

Net cash flows from (used in) financing activities	114	(792)	(1,085)	(6)	(1,769)

Effect of exchange rate changes on cash	—	99	—	—	99

Net change in cash and cash equivalents	—	3,226	1,163	(29)	4,360
Cash and cash equivalents at beginning of period	—	499	1,423	24	1,946

Cash and cash equivalents at end of period	$—	$3,725	$2,586	$(5)	$6,306

11. Pension and Other Postretirement Benefits
     As a result of the elimination of employee positions in connection with the closing of the Cornwall plant, a curtailment of obligations under PCI Canada’s defined benefit pension plan was recognized on the basis of actuarial determinations made as of March 31, 2005, in accordance with SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” The plan curtailment increased estimated 2005 pension expense by approximately $0.9 million, including an increase in the projected benefit obligation of $0.7 million and amortization of actuarial losses of $0.2 million. SFAS 88 requires the immediate recognition of certain costs related to a plan curtailment. As a result, Pioneer recognized $0.8 million of the additional expense in its statement of operations for the three months ended June 30, 2005.
     The components of net periodic benefit costs related to Pioneer’s defined benefit pension plans for the three months ended June 30, 2005 and 2004 were:

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Three Months Ended June 30, 2005
Components of net periodic benefit cost:
Service cost	$231	$21	$252
Interest cost	705	727	1,432
Expected return on plan assets	(759)	(807)	(1,566)
Amortization of prior service costs	—	—	—
Amortization of net actuarial loss	121	154	275
Loss on plan curtailment	727	—	727

Net periodic benefit cost	$1,025	$95	$1,120

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Three Months Ended June 30, 2004
Components of net periodic benefit cost:
Service cost	$290	$(234)	$56
Interest cost	556	715	1,271
Expected return on plan assets	(603)	(765)	(1,368)
Amortization of prior service costs	—	2	2
Amortization of net actuarial loss	86	467	553

Net periodic benefit cost	$329	$185	$514

     The components of net periodic benefit costs related to Pioneer’s defined benefit pension plans for the six months ended June 30, 2005 and 2004 were:

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Six Months Ended June 30, 2005
Components of net periodic benefit cost:
Service cost	$566	$43	$609
Interest cost	1,342	1,454	2,796
Expected return on plan assets	(1,455)	(1,614)	(3,069)
Amortization of prior service costs	—	—	—
Amortization of net actuarial loss	121	308	429
Loss on plan curtailment	727	—	727

Net periodic benefit cost	$1,301	$191	$1,492

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Six Months Ended June 30, 2004
Components of net periodic benefit cost:
Service cost	$587	$159	$746
Interest cost	1,126	1,455	2,581
Expected return on plan assets	(1,221)	(1,498)	(2,719)
Amortization of prior service costs	—	1	1
Amortization of net actuarial loss	156	445	601

Net periodic benefit cost	$648	$562	$1,210

     Pension expense was $1.5 million and $1.2 million for the six months ended June 30, 2005 and 2004, respectively. Pension contributions were $2.4 million and $4.0 million in the six months ended June 30, 2005 and 2004, respectively. Total contributions in 2005, which are based on regulatory requirements, are expected to be approximately $6.2 million, which includes a lump sum contribution of $1.5 million as a result of employee terminations associated with the closing of the Cornwall plant.

     Effective December 31, 2003, Pioneer Americas’ retiree health care benefits plan was modified to eliminate retiree health care benefits when a participant reaches age 65. Pioneer Americas accounted for the reduction in benefits as a negative plan amendment. The gain is amortized over a period of up to 7.63 years, and at June 30, 2005, the unamortized gain related to the negative plan amendment was $3.5 million.
     The annual costs and liabilities under both the U.S. and Canadian retiree health care plans are determined each year by Pioneer’s actuaries using various assumptions. The components of net periodic benefit costs related to Pioneer’s postretirement benefits other than pensions for the three months ended June 30, 2005 and 2004 were:

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Three Months Ended June 30, 2005
Components of net periodic benefit cost:
Service cost	$48	$—	$48
Interest cost	83	9	92
Amortization of prior service costs	(7)	(156)	(163)
Amortization of net actuarial gain (loss)	36	(12)	24

Net periodic benefit cost	$160	$(159)	$1

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Three Months Ended June 30, 2004
Components of net periodic benefit cost:
Service cost	$36	$1	$37
Interest cost	67	9	76
Amortization of prior service costs	(7)	(156)	(163)
Amortization of net actuarial gain (loss)	23	(8)	15

Net periodic benefit cost	$119	$(154)	$(35)

     The components of net periodic benefit costs related to Pioneer’s postretirement benefits other than pensions for the six months ended June 30, 2005 and 2004 were:

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Six Months Ended June 30, 2005
Components of net periodic benefit cost:
Service cost	$95	$1	$96
Interest cost	167	18	185
Amortization of prior service costs	(15)	(312)	(327)
Amortization of net actuarial gain (loss)	18	(24)	(6)

Net periodic benefit cost	$265	$(317)	$(52)

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Six Months Ended June 30, 2004
Components of net periodic benefit cost:
Service cost	$72	$2	$74
Interest cost	136	18	154
Amortization of prior service costs	(14)	(156)	(170)
Amortization of net actuarial gain (loss)	3	(18)	(15)

Net periodic benefit cost	$197	$(154)	$43

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
Product Prices
     In accordance with industry practice, we compare ECU prices on a netback basis, reporting and analyzing prices without regard to the cost of transporting the products to customers to allow for a comparable means of price comparisons between periods and with respect to our competitors. An electrochemical unit, which we refer to as an ECU, consists of 1.1 tons of caustic soda and 1 ton of chlorine. For purposes of determining our ECU netback, we use prices that we realize as a result of sales of chlorine and caustic soda to our customers, and we do not include the value of chlorine and caustic soda that is incorporated in other products that we manufacture and sell. During the quarter ended June 30, 2005, we used approximately 23% of the chlorine and 11% of the caustic soda that we produced to manufacture other products, primarily bleach and hydrochloric acid.
     Our quarterly average ECU netback for each of the most recent six quarters was as follows:

2004:
First Quarter	$339
Second Quarter	354
Third Quarter	409
Fourth Quarter	480
2005:
First Quarter	548
Second Quarter	577
     Increasing demand for chlorine since the beginning of 2004 and increasing demand for caustic soda beginning in the second quarter of 2004 led us to announce price increases for those products since January 1, 2004, as follows (stated on a per ton basis):

	Chlorine	Caustic Soda
2004:
First Quarter	$75	$—
Second Quarter	20	95
Third Quarter	20	110
Fourth Quarter	20	50
2005:
First Quarter	20	40
Second Quarter	—	30

     We implement price increases on effective dates as announced or as soon thereafter as permitted by applicable contract terms. We generally do not announce product price decreases, which are implemented in accordance with applicable contract terms as a result of negotiations with individual customers or through the application of an externally-determined pricing formula.
     Our annual production capacity is approximately 1,500,000 tons of chlorine and caustic soda. Most of the chlorine and caustic soda that we sell to customers is sold under contracts with varying terms and conditions. As of July 1, 2005, we had contracts covering the anticipated sale of an annual total of approximately 470,000 tons of chlorine and caustic soda (including equivalent amounts that will be sold as bleach or hydrochloric acid), and those contracts are subject to provisions that could restrict or eliminate our ability to increase the netback we will receive for the amount of product that is sold under those contracts. Of the contracts that are subject to such restrictions, contracts with respect to approximately 380,000 tons will expire over the course of the next three years, and the remainder will expire over the following five years.
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
     Our average ECU netback was $577 for the three months ended June 30, 2005, and $563 for the six months ended June 30, 2005, while the average ECU netbacks quoted by CMAI for the same periods were $771 and $740, respectively. In general, changes in our average ECU netback and the related effect on our revenues and cash flow have lagged changes in our announced prices and changes in the contract prices that are reported by CMAI, although the corresponding benefit to us in a period of declining prices is of a somewhat lesser magnitude. The following table illustrates the recent relationship between our average ECU netback and the monthly contract price reported by CMAI:
     For the month of July 2005 our average ECU netback was approximately $579. Plant operating rates in the chlor-alkali industry during July 2005 were reportedly lower than during prior periods in 2005, which may indicate a moderating price environment for the balance of the year.
Production
     Our quarterly production volumes, expressed in terms of ECUs, at our chlor-alkali facilities for the most recent six quarters were as follows:

2004:
First Quarter	169,555
Second Quarter	183,404
Third Quarter	177,751
Fourth Quarter	173,690
2005:
First Quarter	161,635
Second Quarter	181,003
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
     During the most recent quarter our chlor-alkali plants operated at approximately 100% of our annualized practical capacity, and during the six months ended June 30, 2005, the plants operated at approximately 94% of capacity. Our annual practical capacity of 725,000 ECUs is determined on the basis of the amount of chlorine and caustic soda our plants can produce under normal operating conditions on an annual basis, after taking into consideration plant shut downs that are scheduled for major maintenance activities. In June 2005 there were a combination of planned and unplanned outages at certain customer facilities that we serve from our chlor-alkali plant in St. Gabriel, Louisiana, and as a result our production and sales were reduced by approximately 2,000 ECUs. During June 2005 we also encountered production difficulties at our chlor-alkali plant in Becancour, Quebec, which resulted in the loss of the production and sale of approximately 3,000 ECUs. However, during the second quarter those reductions and various other minor production losses were offset by production at above-capacity levels during April and May.
     Production at our St Gabriel facility was also reduced beginning in July 2005 as a result of a reduction in demand for chlorine from certain customers. However, orders from those customers have begun returning to normal levels, and we anticipate that August 2005 chlorine production at the St. Gabriel facility will be close to 90% of capacity.
     We have planned a maintenance outage at our chlor-alkali plant in Dalhousie during the third quarter of 2005 and at our Henderson plant during the fourth quarter of 2005. One of the production units at the Becancour chlor-alkali plant will also have a planned maintenance outage during the third quarter of 2005, while the maintenance outage for the other production unit at Becancour will occur in the fourth quarter of 2005. In March 2005 we had a planned maintenance outage at the St. Gabriel facility, and the next such outage at that facility is planned for the fourth quarter of 2006. Reductions in our operating rate could also occur as a result of further disruptions in rail transportation or operating equipment failures, or in response to reductions in demand for either chlorine or caustic soda.
     Most of the production and maintenance employees at our Becancour facility are covered by a collective bargaining agreement with the Communication, Energy and Paperworkers Union that is in effect until April 30, 2006. Negotiations over the terms of a new agreement to replace the existing agreement, which was first effective in 2000, have not yet begun. If we are unable to negotiate a satisfactory new collective bargaining agreement, we could be involved in a labor dispute that could lead to production losses and adversely affect our results of operations.
     The volumes (in tons) of caustic soda that we purchased for resale during the most recent six quarters were as follows:

2004:
First Quarter	30,636
Second Quarter	39,504
Third Quarter	35,080
Fourth Quarter	24,599
2005:
First Quarter	16,315
Second Quarter	9,706

     On average, our margins on purchases for resale are lower than the margins we realize from the sales of caustic soda that is produced in our own plants. Some of the purchases are made under a contract with one supplier, while others are made on a spot basis. In 2004 we met contractual commitments for caustic soda previously produced at our Tacoma chlor-alkali production facility through purchases for resale. Those commitments have now terminated, leading to a reduced need for purchases for resale in 2005. However, we anticipate a continuing need for such purchases for resale to address seasonal variations in demand for caustic soda, or to take advantage of new sales opportunities, although we expect future purchases for resale to remain at lower levels than those of 2004.
Raw Material and Transportation Costs
     The electricity costs associated with our production of chlor-alkali products can materially affect our results of operations, as each one dollar change in our cost for a megawatt hour of electricity generally results in a corresponding change of approximately $2.75 in our cost to produce an ECU.
     The amounts that we spent on power for the production of chlor-alkali products and for other power requirements during each of the most recent six quarters, and the corresponding percentages of our cost of sales that those amounts represented, were as follows (in thousands):

		Percentage of
	Total Power Costs	Cost of Sales
2004
First Quarter	$19,989	23%
Second Quarter	21,273	25%
Third Quarter	23,051	26%
Fourth Quarter	22,201	24%
2005
First Quarter	20,334	23%
Second Quarter	23,594	25%
     Electricity purchases account for the largest percentage of our raw material cost, and our plants at St. Gabriel and Henderson rely on power sources that primarily use natural gas for the generation of electricity. In response to natural gas price increases, our electricity rates increased during the first two quarters of 2005, while total power costs varied as a result of the level of production during each quarter. We anticipate that more recent natural gas price increases will lead to continuing increases in our electricity rates at the St. Gabriel and Henderson plants in the future.
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
     We are currently negotiating the terms of a new contract with the Union Pacific Railroad to replace the current agreement, which expires on October 31, 2005. We believe that our transportation costs under the new contract will be higher than under the current agreement. The Union Pacific provides rail services to our Henderson facility, where rail service problems since the beginning of the year have made it increasingly difficult to obtain timely and adequate supplies of salt. The same problems have made it more difficult to ensure that caustic soda, chlorine and hydrochloric acid are shipped on a timely basis to our customers, or that our bleach plants in Santa Fe Springs and Tracy, California and Tacoma, Washington receive shipments of caustic soda and chlorine when necessary to produce and deliver bleach to our bleach customers. Due to the increase in transit times between our salt suppliers’ locations and our chlor-alkali facility in Henderson, Nevada, we have leased additional railcars to handle salt deliveries. As a result, we incurred additional transportation costs of $0.8 million along with increased capital expenditures of $0.5 million for additional storage capacity at the Henderson facility during the quarter ended June 30, 2005.
Cost Reduction Measures and Asset Redeployments
     During 2004 and 2005 we completed certain activities designed to improve operating efficiencies and strengthen our competitive position in the marketplace. We began the development and implementation of an organizational efficiency project referred to as

Project STAR in the first quarter of 2004 and extended the concept of the project to our Dalhousie facility in the first quarter of 2005. Additionally, in the fourth quarter of 2004 we initiated a plan to relocate the bleach production assets from our Cornwall plant to the Becancour facility. During the second quarter of 2005 we decided to terminate the remaining operations at our Cornwall plant and sold the portion of the assets at the plant related to our chlorinated paraffin operations.
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
     We completed the transfer of bleach production assets from Cornwall to the Becancour facility in April 2005. The transfer resulted in the termination of thirteen employee positions at the Cornwall facility, but after taking into account the necessary additional staffing at the Becancour plant, there was a net elimination of eight employee positions as a result of the transfer. We completed the sale of the portion of the remaining assets related to the chlorinated paraffin operations at Cornwall on June 30, 2005. Cash consideration for this sale of $1.0 million, which we received in July 2005, was reflected in accounts receivable at June 30, 2005. Pursuant to the asset purchase agreement we may also receive up to $0.2 million in each quarter through June 30, 2009, upon the satisfaction of certain purchase price contingencies. We recognized a $1.3 million loss as a result of the sale, which is included in other items in our consolidated statements of operations for the three months ended June 30, 2005.
     During the second quarter of 2005 we also decided to terminate the remaining operations at our Cornwall plant, which are related to the production of anthraquinone, and those operations will cease during the third quarter of 2005. During the third quarter of 2005 an additional 19 employee positions will be eliminated as a result of the sale of the chlorinated paraffin assets and the eventual plant shutdown. While we expect to incur only minor costs in terminating production at the site, which should be completed by December 31, 2005, we will realize additional pension expense of $0.9 million for the year ended December 31, 2005, as a result of the employee terminations at Cornwall, of which $0.8 million was recognized in cost of sales in the consolidated statements of operations for the three months ended June 30, 2005. We also expect to incur approximately $0.6 million in costs during the remaining term of the lease of the Cornwall site, which continues until October 30, 2007. Those costs will be recognized in full in our consolidated statements of operations for the fourth quarter of 2005, unless the costs are reduced as a result of efforts to negotiate an earlier termination of the lease.
     Costs associated with the above restructuring activities were primarily comprised of employee severance and related costs which are recognized in other items in the consolidated statements of operations and presented in the table below. We anticipate only minor cost recognition over the remainder of the projects associated with Project STAR, including the Dalhousie project, and from the transfer of the Cornwall bleach assets and closure of the Cornwall plant.

	Liability	Costs Recognized	Costs Paid	Liability
	Balance	Six Months	Six Months	Balance	Cumulative
	as of	Ended	Ended	as of	Costs
	Dec. 31, 2004	June 30, 2005	June 30, 2005	June 30, 2005	Recognized
Severance
Project STAR — Original	$1,446	$110	$974	$582	$3,652
Extension of Project STAR concepts to Dalhousie	—	340	21	319	340

Total, Project STAR	1,446	450	995	901	3,992
Cornwall — Asset Transfer and Sale	447	1,347	101	1,693	1,794

Total Severance	$1,893	$1,797	$1,096	$2,594	$5,786

     During June 2005 we announced that we had entered into an agreement to sell approximately 60 acres of vacant land located at our Henderson facility, which is located in the Las Vegas Valley at the intersection of I-515 and I-215. We anticipate that we will realize approximately $22.8 million in net proceeds from the sale, which is scheduled to close in the third or fourth quarter of 2005. The land has a nominal book value. The net proceeds from the sale, if it is completed, must be applied to an offer to redeem a corresponding principal amount of the 10% Senior Secured Notes at a price equal to par value plus accrued interest. To the extent that the noteholders choose not to accept the redemption offer, the proceeds may be used by the Company for general corporate purposes.

Environmental Issues
     Our operations are subject to extensive United States and Canadian federal, state, provincial and local laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the release or disposal of regulated materials. The operation of any chemical manufacturing plant and the distribution of chemical products entail certain obligations under current environmental laws.
     We commission periodic reassessments of our environmental obligations. In April 2005 the most recent independent analysis of environmental concerns at all of our sites was completed, updating a similar independent environmental analysis completed in April 2003. The new study involved a site-by-site analysis of environmental concerns and assessed conditions, situations, and sets of circumstances involving uncertainty as to a possible loss. The outcomes of uncertain conditions will be resolved when one or more future events occur or fail to occur, and resolution of the uncertainty may confirm the impairment of an asset or the incurrence of a liability. The study was based on the same methodology as the 2003 study, using scenario analysis to estimate the cost to remedy environmental concerns at our sites. For each scenario, the study also used cost estimating techniques that included actual historical costs, estimates prepared for us by other consultants, estimates prepared by our engineers and other published cost data available for similar projects completed at the same or other sites.
     The study identified a number of conditions that have changed since the 2003 environmental analysis due to, among other things, changes in regulations or in their application by regulatory agencies, the results of on-going and completed remediation projects, increased knowledge of site conditions, the use of alternative remediation technologies, post-acquisition contamination not covered under existing environmental indemnity agreements and the inherent risk of disputes under some of the indemnity agreements due to passage of time. Based on the recent study, we reduced our environmental reserves by $0.2 million in the first quarter of 2005, which is reflected as a reduction in cost of sales in the consolidated statements of operations, and during the six months ended June 30, 2005, we paid $0.7 million of environmental costs in connection with certain remediation projects. We base our environmental reserves on undiscounted costs.
     As discussed in the Annual Report on Form 10-K for the year ended December 31, 2004, we have indemnity agreements with certain previous owners covering, among other things, pre-acquisition environmental conditions at certain of our sites. Previous analysis resulted in a $3.2 million environmental reserve related to pre-acquisition conditions at the Henderson site that is the responsibility of a previous owner, and a receivable from the previous owner for the same amount has also been recorded. We believe that the previous owner will continue to honor its obligations for claims properly presented by us or by regulatory authorities, although it is possible that disputes could arise concerning the effect of contractual language, in which event we would have to subject any claims for cleanup expenses, which could be substantial, to the contractually-established arbitration process. The recent study did not include environmental matters covered by the $3.2 million environmental receivable. Such amount, as originally estimated, is included in the consolidated balance sheet as of June 30, 2005, in offsetting amounts in other assets and other long term liabilities. The recent study also did not cover any environmental matters that we believe to be fully covered under other indemnity agreements.
Liquidity and Capital Resources
     Debt, Financial Leverage and Covenants. At June 30, 2005, our senior secured debt aggregated $156.9 million, consisting of Senior Secured Floating Rate Guaranteed Notes due 2006 in the aggregate principal amount of $6.1 million (the “Senior Guaranteed Notes”), Floating Rate Term Notes due 2006 in the aggregate principal amount of $0.8 million (the “Senior Floating Notes”) and 10% Senior Secured Guaranteed Notes due 2008 in the aggregate principal amount of $150.0 million (the “10% Senior Secured Notes”). As of June 30, 2005, we had no borrowings outstanding under a Revolving Credit Facility with a $30 million commitment and a borrowing base restriction (the “Revolver”). Collectively, the Senior Guaranteed Notes, Senior Floating Notes and 10% Senior Secured Notes are referred to as the Senior Notes and together with the Revolver are referred to as the Senior Secured Debt.
     Under the debt agreements we are required to redeem or prepay Senior Notes from and to the extent of net cash proceeds of certain asset sales and certain new equity issuances, or if there is a change of control, and we were allowed to redeem and prepay the Senior Guaranteed Notes and Senior Floating Notes (collectively, the “Tranche A Notes”) on a voluntary basis. The $22.1 million in net proceeds of our December 2004 equity offering was applied to the redemption and prepayment of Tranche A Notes in December 2004 and January 2005, and we were required to redeem and prepay approximately $18.3 million of the principal amount of the Tranche A Notes as a result of excess cash flow for the quarter ended March 31, 2005. Such prepayment and redemption occurred during May 2005. On July 13, 2005, we elected to voluntarily prepay the remaining $0.8 million of principal amount of the Senior Floating Notes that was outstanding, and we have provided notice that the remaining $6.1 million of principal amount of Senior Guaranteed Notes that is outstanding will be redeemed on a voluntary basis on August 22, 2005, completing the retirement of all Tranche A Notes that were outstanding on June 30, 2005.
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
     One of the covenants in the Revolver requires us to generate at least $21.55 million of net earnings before extraordinary gains, the effects of derivative instruments excluding derivative expenses paid by us, interest, income taxes, depreciation and amortization (referred to as “Lender-Defined EBITDA”) for each twelve-month period ending at the end of each calendar quarter. Our Lender-Defined EBITDA for the twelve months ended June 30, 2005, was $97.7 million.
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
     The calculation of Lender-Defined EBITDA for the twelve months ended June 30, 2005, and for each of the quarters in that period is as follows (dollar amounts in thousands). During the periods presented there were no derivative items or impairment charges.

	Three
	Months	Three	Three	Three	Twelve
	Ended	Months	Months	Months	Months
	September	Ended	Ended	Ended	Ended
	30,	December 31,	March 31,	June 30,	June 30,
	2004	2004	2005	2005	2005
Net income	$3,917	$4,535	$15,020	$24,089	$47,561
Income tax (benefit) expense	(1,185)	3,916	3,411	2,957	9,099

Income before income taxes	2,732	8,451	18,431	27,046	56,660
Depreciation and amortization	5,557	5,603	5,685	6,647	23,492
Interest expense	4,578	4,575	4,256	4,114	17,523
Environmental charge	—	—	—	—	—

Lender-Defined EBITDA	$12,867	$18,629	$28,372	$37,807	$97,675

     If in the future the required Lender-Defined EBITDA level under the Revolver were not met or if we were to fail to comply with other covenants and the lender did not waive our non-compliance and if we were unable to terminate or refinance the credit facility, we would be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur, the lender could refuse to make further advances. Following any such refusal, customer receipts would be applied to our borrowings under the Revolver, if any, and we would not have the ability to reborrow. This could cause us to suffer a rapid loss of liquidity and we could lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow the lender to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under the Senior Notes that would provide the holders of the Senior Notes with the right to demand immediate repayment. On June 30, 2005, we were in compliance with all of the covenants contained in our debt agreements.
     The Revolver contains additional covenants requiring us to maintain Liquidity (as defined in the agreement) of at least $5.0 million, and limiting capital expenditure levels to $25.0 million in each calendar year. At June 30, 2005, our Liquidity was $44.5 million, consisting of borrowing availability, net of $4.9 million in outstanding letters of credit, of $25.1 million and cash of $19.4 million. Our capital expenditures were $5.8 million in the six months ended June 30, 2005, and we estimate capital expenditures will be approximately $15.1 million during 2005. The Revolver also provides that, as a condition of borrowings, there shall not have occurred any material adverse change in our business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).
     We had no borrowings under the Revolver as of July 31, 2005. Our $30 million Revolver commitment is subject to borrowing base limitations related to the level of eligible accounts receivable, as determined in accordance with and subject to reserves established pursuant to the agreement, and as reduced by the amount of letters of credit that are outstanding. As a result, on July 31, 2005, our availability under the Revolver was approximately $25.5 million, after reducing the amount of availability by the $4.5 million of letters of credit then outstanding, and our Liquidity was $57.2 million, including cash of $31.7 million.
     The cash that we generate from our operations may not be sufficient for the repayment of the 10% Senior Secured Notes when they are due in December 2008. To the extent that we are unable to repay any indebtedness when it is due, it would be necessary to refinance the indebtedness, issue new equity or sell assets. The terms of any necessary new borrowings would be determined by then-current market conditions and other factors, and could impose significant additional burdens on our financial condition and operating flexibility, and the issuance of new equity securities could dilute the interest of our existing stockholders. We cannot provide any assurance that we will generate sufficient cash from our operations to repay our outstanding debt obligations or that we would be able to refinance any of our indebtedness, raise equity on commercially reasonable terms or at all, or sell assets, which failure could cause us to default on our debt obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our debt obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.
     Future Payment Commitments. For the six months ending December 31, 2005, we expect to have cash requirements, in addition to recurring operating and administrative costs, of approximately $19.0 million, consisting of the following: (i) interest payments of $7.5 million, (ii) capital expenditures of $9.3 million which are expected to be expended primarily in the third quarter of 2005 due to plant turnarounds, (iii) environmental remediation spending of $0.8 million, (iv) payments of severance and benefit costs of $1.1 million and (v) contractual debt repayments of $0.3 million. These amounts are our current estimates and they could materially change. We expect to fund these obligations through internally-generated cash flows from operations, including changes in working capital. We may also be obligated to prepay and redeem certain amounts of 10% Senior Secured Notes with the proceeds of asset sales.
     We are subject to Sarbanes-Oxley Section 404 compliance beginning this year and as a result we anticipate that we will incur approximately $3.4 million in costs for professional services in connection with our management’s attestation of the effectiveness of our internal controls over financial reporting and disclosure and related certifications for 2005.
     Defined benefit and post-retirement plan liabilities totaled $23.2 million at December 31, 2004. Our contributions to these plans were $2.4 million during the six months ended June 30, 2005, and are expected to total $6.2 million for the year ending December 31, 2005.
     Net Operating Loss Carryforward. As of December 31, 2004, we had approximately $314.1 million of net operating loss carryforward (“NOL”) for U.S. and Canadian income tax purposes. U.S. NOL in the amount of $200.0 million (the “Predecessor Company NOL”), which expires from 2009 to 2021, was generated prior to our emergence from bankruptcy on December 31, 2001. The remaining $86.0 million of U.S. NOL (the “Successor Company NOL”) was generated in 2002 through 2004 and will expire in 2022 through 2024. An additional $28.1 million of Canadian NOL generated in 2002 and 2003 expires in 2009 and 2010.
     Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change NOL and other pre-change tax attributes against its post-change income is limited (the “Section 382 Limitation”). Due to our emergence from bankruptcy in 2001 and changes in the ownership of our common stock in 2000 and 2001, our utilization of the $200.0 million of Predecessor Company NOL is subject to the Section 382 Limitation. As a result, we can apply up to $0.5 million of Predecessor Company NOL to offset current taxable income in each year, although any such amount that is not applied in a current year is available for use in future periods. A valuation allowance was recorded against the Predecessor Company NOL on December 31, 2001, in connection with our emergence from bankruptcy. This valuation allowance will be adjusted through paid-in-capital in accordance with the principles of fresh start reporting in the periods that we determine it is more likely than not that these deferred tax assets will be realized. The corresponding recognition of the Predecessor Company NOL is reflected as a charge to the tax provision in the period of determination. During the second quarter of 2005 $2.5 million of Predecessor Company NOL was realized, which resulted in a credit of $0.9 million to paid-in-capital and $0.9 million of deferred tax expense.
     The Predecessor Company NOL is subject to the Section 382 Limitation and our ability to use it to offset future taxable income will be materially restricted. The Successor Company NOL is also available to offset future taxable income, but changes in the ownership of our common stock in the future could also limit our ability to fully utilize the Successor Company NOL.
     For the first six months of 2005, we recognized an income tax provision of $6.4 million, consisting of $5.2 million of deferred tax expense with respect to our Canadian operations, and $0.9 million of deferred tax expense and $0.2 million of current tax expense with respect to our U.S. operations. During the period we applied approximately $16.7 million of our Canadian NOL and $37.2 million of our U.S. Company NOL to offset current taxable income in Canada and the U.S. As of June 30, 2005, we continued to reflect a valuation allowance for the full amount of the U.S. net deferred tax assets due to uncertainties as to whether we will generate future taxable income so as to realize the benefit of the deferred tax assets. In the first quarter of 2005 certain long-term deferred tax assets were reclassified to other current assets on the consolidated balance sheet after an evaluation of the likelihood of their application to future earnings.
     Net Cash Flows from Operating Activities. During the first six months of 2005, our cash flow provided by operating activities was $49.4 million, $38.6 million more than during the same period in 2004. The increase was primarily attributable to increased sales, resulting for the most part from higher ECU prices. Changes in operating assets and liabilities were approximately $17.2 million lower than during the six months ended June 30, 2004, primarily as a result of an increase in accounts receivable, due to higher sales, and changes in accounts payable and accrued liabilities due to higher electricity prices, lower purchase for resale volumes and the absence of the consulting costs related to Project STAR that were incurred in the first six months of 2004.
     Net Cash Flows used in Investing Activities. Net cash used in investing activities, which related primarily to capital expenditures during the first six months of both 2005 and 2004, was $5.6 million in the first six months of 2005, about $0.8 million higher than in the same period in 2004.
     Net Cash Flows used in Financing Activities. Net cash used in financing activities during the first six months of 2005 was approximately $40.6 million, relating primarily to the prepayment of long-term debt. Cash used in financing activities during the same period in 2004 was approximately $1.8 million, due primarily to repayments, net of borrowings, of $0.4 million on the Revolver and other debt payments of $1.4 million.
Critical Accounting Policies and Estimates
     Our Annual Report on Form 10-K for the year ended December 31, 2004, includes a discussion of the critical accounting policies and estimates that we use in the preparation of our financial statements. There were no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2005, other than the changes to our estimates with respect to environmental remediation liabilities, as discussed above.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2005, Compared to Three Months Ended June 30, 2004
     Revenues. Our revenues for the three months ended June 30, 2005 and 2004 were derived as follows (dollars in thousands, except ECU netback):

	Three Months Ended
	June 30,
	2005	2004
Chlorine and caustic soda	$100,208	$69,013
Other products	32,651	29,069

	$132,859	$98,082

ECU netback*	$577	$354

*	The ECU netback relates only to sales of chlorine and caustic soda to customers, and not to the value of chlorine and caustic soda that is incorporated in other products that we manufacture and sell.

     During the three months ended June 30, 2005, we produced 181,003 tons of chlorine and 199,103 tons of caustic soda; we used approximately 23% of the chlorine and 11% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. We also purchased 9,706 tons of caustic soda for resale during the quarter. During the three months ended June 30, 2004, we produced 183,404 tons of chlorine and 201,744 tons of caustic soda; we used approximately 29% of the chlorine and 13% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. We purchased 39,504 tons of caustic soda for resale during the 2004 quarter.
     Revenues increased by $34.8 million, or approximately 35%, to $132.9 million for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004. An increase in our revenues from sales of chlorine and caustic soda, resulting from higher ECU prices, was offset in part by lower ECU sales volumes. The average ECU netback (which relates only to sales of chlorine and caustic soda to customers) for the three months ended June 30, 2005, was $577, an increase of 63% from the average netback of $354 during the three months ended June 30, 2004. Our revenues in the most recent quarter were also favorably affected by increased prices for our other products, with an increase of $3.6 million in revenues resulting from improved sales of bleach and other products.
     Cost of Sales. Cost of sales increased by $7.3 million for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004. Cost of sales represented approximately 70% of revenues in the 2005 quarter, compared to approximately 87% in the 2004 quarter. In the most recent quarter our variable product costs were $2.1 million higher, with a $4.9 million increase resulting from higher prices for salt, electricity and other raw materials being partially offset by $0.9 million due to lower production volumes and by $1.9 million due to lower purchase for resale volumes. Additionally, during the most recent quarter our maintenance costs were approximately $2.5 million higher, primarily due to increased periodic maintenance expenditures and the timing of normal maintenance activities at our Henderson and St. Gabriel plants, and our freight costs increased by approximately $1.0 million. Our depreciation expense was also approximately $1.2 million higher in the quarter ended June 30, 2005, primarily as a result of $0.8 million of additional depreciation of assets at the Tacoma chlor-alkali facility, resulting from the decision in the second quarter of 2005 to terminate use of the facility by September 2005. The most recent quarter also reflected additional pension expense of $0.8 million as compared to the second quarter of 2004, resulting from the partial plan termination of our Canadian defined benefits plan due to the elimination of employee positions at Cornwall. These increases were partially offset by $0.4 million of lower salaries and other employee-related costs as a result of workforce reductions related to Project STAR. Other companies may include certain of these costs in selling, general and administrative expenses, resulting in a lack of comparability between our gross profit and that reported by other companies.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.4 million, or approximately 4%, to $8.0 million for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004. There was a $1.5 million decrease in consulting fees primarily reflecting the absence of $1.9 million of fees related to Project STAR incurred in the second quarter of 2004, offset partially by $1.3 million of higher personnel expenses. Other companies may include as a component of selling, general and administrative expenses certain costs that we recognize as cost of sales. As a result, our gross profit may not be comparable to that reported by other companies.
     Other Items. Other items represented $1.5 million of cost for the three months ended June 30, 2005, a decrease of approximately $1.7 million compared to the same period in 2004. The 2005 period included a $1.3 million loss related to the sale of the chlorinated paraffin operations at the Cornwall facility. In the second quarter of 2004 other items included employee severance benefits and related costs of $3.2 million related to Project STAR.
     Interest Expense. Interest expense of $4.1 million for the three months ended June 30, 2005, was approximately $0.4 million less than during the three months ended June 30, 2004, as a result of lower debt balances during the 2005 period. We redeemed $37.1 million in principal amount of our Senior Guaranteed Notes in January and May of 2005 and prepaid $2.2 million in principal amount of our Senior Floating Notes in May of 2005, and there were no borrowings under the Revolver during the second quarter of 2005.
     Other Income, Net. Other income, net of $0.4 million in the second quarter of 2005 primarily reflected a currency exchange gain, which resulted from an increase in the rate at which Canadian dollar denominated amounts were converted into U.S. dollar balances (from $1.2096 at March 31, 2005, to $1.2254 at June 30, 2005). Other income, net of $0.6 million for the second quarter of 2004 also reflected currency exchange gain.

     Income Tax Benefit (Expense). We had income tax expense of $3.0 million for the quarter ended June 30, 2005, compared to an income tax benefit of $0.3 million in the second quarter of 2004. Income from our Canadian operations gave rise to $1.9 million of tax expense in the latest period.
Six Months Ended June 30, 2005, Compared to Six Months Ended June 30, 2004
     Revenues. Our revenues for the six months ended June 30, 2005 and 2004 were derived as follows (dollars in thousands, except ECU netback):

	Six Months Ended
	June 30,
	2005	2004
Chlorine and caustic soda	$191,623	$133,758
Other products	60,326	55,356

	$251,949	$189,114

ECU netback*	$563	$346

*	The ECU netback relates only to sales of chlorine and caustic soda to customers, and not to the value of chlorine and caustic soda that is incorporated in other products that we manufacture and sell.
     During the six months ended June 30, 2005, we produced 342,638 tons of chlorine and 376,902 tons of caustic soda; we used approximately 23% of the chlorine and 10% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. We also purchased 26,021 tons of caustic soda for resale during the first six months of 2005. During the six months ended June 30, 2004, we produced 352,959 tons of chlorine and 388,255 tons of caustic soda; we used approximately 29% of the chlorine and 12% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. We purchased 70,140 tons of caustic soda for resale during the first six months of 2004.
     Revenues increased by $62.8 million, or approximately 33%, to $251.9 million for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. An increase in our revenues from sales of chlorine and caustic soda, resulting from higher ECU prices, was offset in part by lower ECU sales volumes, primarily due to lower caustic soda sales volumes. The average ECU netback (which relates only to sales of chlorine and caustic soda to customers) for the six months ended June 30, 2005, was $563, an increase of 63% from the average netback of $346 during the six months ended June 30, 2004. Our revenues in the most recent period were also favorably affected by increased prices for our other products, with an increase of $5.0 million in revenues resulting from improved sales of bleach and other products.
     Cost of Sales. Cost of sales increased by $7.6 million for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. Cost of sales represented approximately 72% of revenues in the 2005 period, compared to approximately 91% in the year-earlier period. For the most recent six-month period our variable product costs were $3.9 million higher than in the 2004 period, with a $7.4 million increase resulting from higher prices for salt, electricity and other raw materials being partially offset by $2.5 million due to lower production volumes, in addition to $1.0 million of lower purchases for resale. Maintenance costs were $4.8 million higher, primarily due to increased expenditures at our Henderson and St. Gabriel plants, including $2.3 million of turnaround costs at our St. Gabriel plant, mainly in the first quarter of 2005. Freight costs increased by approximately $0.9 million in the 2005 period. Also included in the most recent period was additional pension expense of $0.8 million resulting from the partial plan termination of our Canadian defined benefits plan as a result of the elimination of employee positions at Cornwall. Off-setting those higher costs was a $1.6 million reduction in salaries and other employee-related costs relating to workforce reductions resulting from Project STAR. In addition, there was a $2.0 million decrease in depreciation expense, with the absence of a $3.4 million charge in the first quarter of 2004 that related to our decision to discontinue chlor-alkali production at our Tacoma facility, and $1.5 million of additional depreciation in the 2005 period primarily as a result of additional depreciation of assets at the Tacoma chlor-alkali facility. Other companies may include certain of these costs in selling, general and administrative expenses, resulting in a lack of comparability between our gross profit and that reported by other companies.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.5 million, or approximately 10%, to $16.5 million for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. The increase was primarily attributable to an increase in personnel expenses of $2.6 million, resulting from increased employee bonus accruals, along with an increase in bad debt expense of approximately $1.0 million due to a much higher level of accounts receivable. There was also a decrease in consulting fees, primarily reflecting approximately $2.9 million of fees related to Project STAR that were incurred in the first half of 2004. Other companies may include as a component of selling, general and administrative expenses certain costs that we recognize as cost of sales. As a result, our gross profit may not be comparable to that reported by other companies.
     Other Items. There were $2.0 million in costs related to other items for the six months ended June 30, 2005, a decrease of approximately $1.3 million compared to the same period in 2004. The 2005 period included a $1.3 million loss related to the sale of the chlorinated paraffin operations at the Cornwall facility, and $0.6 million relating to employee severance benefits relating to Project STAR and the realignment of certain Canadian operations in the first quarter of 2005. The 2004 period included employee severance benefits and related costs of $3.2 million related to Project STAR.
     Interest Expense. Interest expense of $8.4 million during the first six months of 2005 was approximately $0.8 million lower than during the first six months of 2004, as a result of lower debt balances during the period. We redeemed $37.1 million in principal amount of our Senior Guaranteed Notes in January and May of 2005 and we also prepaid $2.2 million in principal balance of our Senior Floating Notes in May of 2005, and there was a lower level of borrowings under the Revolver during the 2005 period.
     Other Income, Net. Other income, net of $0.6 million for the six months ended June 30, 2005, primarily reflected a currency exchange gain, which resulted from an increase in the rate at which Canadian dollar denominated amounts were converted into U.S. dollar balances (from $1.2020 at December 31, 2004, to $1.2254 at June 30, 2005). Other income, net of $0.7 million for the first six months of 2004 also primarily resulted from currency exchange gain.
     Income Tax Benefit (Expense). We had income tax expense of $6.4 million for the six months ended June 30, 2005, compared to an income tax benefit of $0.6 million for the prior-year period. Income from our Canadian operations gave rise to $5.2 million of tax expense in the first six months of 2005.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The nature of our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2004, did not change significantly during the six months ended June 30, 2005.
ITEM 4. CONTROLS AND PROCEDURES
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our stockholders voted on the following matters at their annual meeting held on May 12, 2005:
     (a) The following were elected to serve as directors until the annual meeting of stockholders in 2006 and received the number of votes set opposite their respective names:

Name	For	Withheld	Broker Non- Votes
David N. Weinstein	10,805,388	14,185	—
Marvin E. Lesser	10,805,388	14,185	—
Michael Y. McGovern	10,805,053	14,520	—
Charles L. Mears	10,805,388	14,185	—
David A. Scholes	10,805,053	14,520	—
Richard L. Urbanowski	10,805,388	14,185	—
     (b) Ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm received 10,658,955 votes FOR and 101,361 votes AGAINST, with 59,257 abstentions.
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
     Various statements this report contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution against any undue reliance on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	general economic, business and market conditions, including economic instability or a downturn in the markets served by us;

•	the cyclical nature of our product markets and operating results;

•	competitive pressures affecting selling prices and volumes;

•	the supply/demand balance for our products, including the impact of excess industry capacity of the construction of new industry capacity;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of production hazards, an interruption in the supply of electricity, salt or other raw materials, or labor unrest;

•	failure to comply with financial covenants contained in our debt instruments;

•	inability to make scheduled payments on or refinance our indebtedness;

•	loss of key customers or suppliers;

•	increased prices for raw materials, including electricity;

•	disruption of transportation or higher than expected transportation or logistics costs;

•	environmental costs and other expenditures in excess of those projected;

•	changes in laws and regulations inside or outside the United States;

•	uncertainty with respect to interest rates and fluctuations in currency exchange rates;

•	limitations on our NOL utilization;

•	the effects of our organizational efficiency project;

•	our ability to complete the sale of certain excess land at our Henderson facility; and

•	the occurrence of extraordinary events, such as the attacks on the World Trade Center and the Pentagon that occurred on September 11, 2001, or the war in Iraq.
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
ITEM 6. EXHIBITS

10.1	Agreement dated June 3, 2005, by and between Pioneer Americas LLC (“PALLC”) and Marnell Properties, LLC relating to the sale of approximately sixty acres of real property adjacent to PALLC’s chlor-alkali manufacturing facility in Henderson, Nevada.

31.1	Certification of Michael Y. McGovern required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Gary L. Pittman required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Michael Y. McGovern required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Gary L. Pittman required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

99.1†	Items incorporated by reference from the Pioneer Companies, Inc. Form 10-K for the year ended December 31, 2004: Item 1 Business — Risks (pages 13 — 19 of the Form 10-K).

†	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PIONEER COMPANIES, INC.
Date: August 12, 2005	By:	/s/ Gary L. Pittman
Gary L. Pittman
Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

10.1	Agreement dated June 3, 2005, by and between Pioneer Americas LLC (“PALLC”) and Marnell Properties, LLC relating to the sale of approximately sixty acres of real property adjacent to PALLC’s chlor-alkali manufacturing facility in Henderson, Nevada.

31.1	Certification of Michael Y McGovern required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Gary L. Pittman required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Michael Y. McGovern required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Gary L. Pittman required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

99.1†	Items incorporated by reference from the Pioneer Companies, Inc. Form 10-K for the year ended December 31, 2004: Item 1 Business — Risks (pages 13 — 19 of the Form 10-K).

†	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference