Form 10-Q
period 2005-09-30
PIONEER COMPANIES INC
filed 2005-11-14
CIK 830141

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On November 8, 2005, there were 11,526,972 shares of common stock of Pioneer Companies, Inc. outstanding.

     Certain statements in this Form 10-Q regarding future expectations of Pioneer’s business and Pioneer’s results of operations, financial condition and liquidity may be regarded as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements relate to matters that are not historical facts. Such statements involve risks and uncertainties, including, but not limited to, global political and economic conditions, the demand and prices for Pioneer’s products and raw materials, Pioneer and industry production volumes, potential disruptions in operations or the availability of transportation, the cyclical nature of the markets for many of Pioneer’s products and raw materials, the results of Pioneer’s organizational efficiency project, Pioneer’s ability to complete the sales of certain excess land, the effect of Pioneer’s results of operations on its debt agreements, and other risks and uncertainties. Attention is directed to Pioneer’s Annual Report on Form 10-K and Item 5 of Part II of this Report on Form 10-Q for a discussion of such risks and uncertainties. Actual outcomes may vary materially.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
PIONEER COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	September 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$53,468	$16,191
Accounts receivable, net of allowance for doubtful accounts of $2,662 at September 30, 2005 and $2,563 at December 31, 2004	62,660	52,693
Inventories, net	14,022	16,417
Prepaid expenses and other current assets	6,608	5,682

Total current assets	136,758	90,983
Property, plant and equipment:
Land	6,520	6,520
Buildings and improvements	30,000	30,375
Machinery and equipment	205,533	198,121
Construction in progress	2,303	3,013

	244,356	238,029
Less: accumulated depreciation	(83,820)	(65,831)

Property, plant and equipment, net	160,536	172,198
Other assets, net	4,731	4,359
Excess reorganization value over the fair value of identifiable assets	84,064	84,064

Total assets	$386,089	$351,604

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,110	$16,545
Accrued liabilities	35,397	24,295
Short-term debt, including current portion of long-term debt	1,825	1,979

Total current liabilities	55,332	42,819
Long-term debt, less current portion	152,948	200,797
Accrued pension and other employee benefits	21,615	23,248
Other long-term liabilities	56,947	46,845
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 11,527 shares issued and outstanding at September 30, 2005 and 11,176 shares issued and outstanding at December 31, 2004	115	112
Additional paid-in capital	35,787	33,649
Other comprehensive loss	(8,054)	(8,054)
Retained earnings	71,399	12,188

Total stockholders’ equity	99,247	37,895

Total liabilities and stockholders’ equity	$386,089	$351,604

See notes to consolidated financial statements.

PIONEER COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Revenues	$132,773	$105,961	$384,722	$295,075
Cost of sales	(96,087)	(91,282)	(276,292)	(263,926)

Gross profit	36,686	14,679	108,430	31,149
Selling, general and administrative expenses	(8,735)	(5,424)	(25,212)	(20,381)
Other items	(483)	(97)	(2,485)	(3,440)

Operating income	27,468	9,158	80,733	7,328
Interest expense, net	(3,597)	(4,578)	(11,967)	(13,781)
Other expense, net	(1,711)	(1,848)	(1,129)	(1,113)

Income (loss) before income taxes	22,160	2,732	67,637	(7,566)
Income tax benefit (expense)	(2,058)	1,185	(8,426)	1,789

Net income (loss)	$20,102	$3,917	$59,211	$(5,777)

Net income (loss) per share:
Basic	$1.76	$0.39	$5.24	$(0.58)
Diluted	$1.70	$0.38	$5.02	$(0.58)
Weighted average number of shares outstanding:
Basic	11,412	10,038	11,291	10,032
Diluted	11,814	10,426	11,791	10,032
See notes to consolidated financial statements.

PIONEER COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 30
	2005	2004
Operating activities:
Net income (loss)	$59,211	$(5,777)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	18,582	19,910
Provision for (recovery of) losses on accounts receivable	99	(776)
Deferred tax (benefit) expense	7,212	(1,789)
Loss on disposals of assets	1,532	258
Currency exchange loss	1,052	1,180
Changes in operating assets and liabilities:
Increase in accounts receivable	(8,402)	(7,157)
Decrease in inventories, prepaid expenses and other current assets	1,860	1,813
Increase in other assets, net	(440)	(728)
Increase in accounts payable and accrued liabilities	8,851	14,371
Increase (decrease) in other long-term liabilities	796	(2,845)
Other	—	346

Net cash flows from operating activities	90,353	18,806

Investing activities:
Capital expenditures	(7,496)	(6,179)
Proceeds from disposal of assets	1,228	35

Net cash flows used in investing activities	(6,268)	(6,144)

Financing activities:
Net payments under revolving credit arrangements	—	(9,984)
Repayments of long-term debt	(48,107)	(1,629)
Proceeds from issuance of stock, net	1,204	145

Net cash flows used in financing activities	(46,903)	(11,468)

Effect of exchange rate changes on cash	95	132

Net change in cash and cash equivalents	37,277	1,326
Cash and cash equivalents at beginning of period	16,191	1,946

Cash and cash equivalents at end of period	$53,468	$3,272

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
     The consolidated balance sheet at September 30, 2005, and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, which consist only of normal recurring items, that management considers necessary for a fair presentation. Operating results for the first nine months of 2005 are not necessarily indicative of results to be expected for the year ending December 31, 2005. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated. Certain amounts are reclassified in prior periods to conform to current period presentations.
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
2. Debt
     Debt consisted of the following:

	September 30,	December 31,
	2005	2004
Senior Secured Debt:
Senior Secured Floating Rate Guaranteed Notes, due December 2006, variable rates based on the three-month LIBOR (1.98% during the relevant period) plus 3.5% (“Senior Guaranteed Notes”)	$—	$43,151
Senior Floating Rate Term Notes, due December 2006, variable interest rates based on the three-month LIBOR (1.98% during the relevant period) plus 3.5% (“Senior Floating Notes”)	—	3,090
10% Senior Secured Guaranteed Notes, due December 2008 (“10% Senior Secured Notes”)	150,000	150,000
Revolving credit facility, variable interest rates based on U.S. prime rate plus a margin ranging from 0.5% to 1.25% or LIBOR plus a margin ranging from 2.50% to 3.25%, expiring December 31, 2006, as amended (“Revolver”)	—	—
Other debt:
Unsecured, non-interest-bearing, long-term debt, denominated in Canadian dollars (amounts below are in Canadian dollars), original face value of $5.5 million, payable in five annual installments of $1.0 million and a final payment of $0.5 million, beginning January 10, 2002, with an effective interest rate of 8.25%, net of unamortized discount of $0.1 million and $0.2 million at September 30, 2005, and December 31, 2004, respectively	1,228	1,947
Other notes, maturing in various years through 2014, with various installments, at various interest rates	3,545	4,588

Total	154,773	202,776
Short-term debt, including current maturities of long-term debt	(1,825)	(1,979)

Long-term debt, less current maturities	$152,948	$200,797

     Pioneer was required to make mandatory redemptions and prepayments of the Senior Guaranteed Notes and the Senior Floating Notes (collectively, the “Tranche A Notes”) from excess cash flow (as defined in the related agreements) and from proceeds of equity issuances, and it was also permitted to redeem and prepay Tranche A Notes on a voluntary basis. In December 2004, Pioneer issued 1.1 million shares of its common stock in a public offering. Of the $22.1 million in net proceeds of the offering, a total of $1.3 million was applied to prepay a portion of the outstanding Senior Floating Notes in December 2004, and the remainder was applied to the redemption of $21.1 million in principal amount of the outstanding Senior Guaranteed Notes in January 2005. During May 2005 Pioneer was required to redeem and prepay approximately $18.3 million of the principal amount of the Tranche A Notes with respect to Pioneer’s excess cash flow for the quarter ended March 31, 2005. In July 2005 Pioneer voluntarily prepaid the remaining $0.8 million of principal amount, plus accrued interest, of the Senior Floating Notes that was then outstanding, and in August 2005 Pioneer voluntarily redeemed the remaining $6.1 million of principal amount, plus accrued interest, of Senior Guaranteed Notes that was then outstanding. The latter redemption completed the retirement of all Tranche A Notes.
     Senior secured debt of $150.0 million outstanding at September 30, 2005, consists of the 10% Senior Secured Notes, which are referred to as the Senior Notes. The Senior Notes together with the Revolver are referred to as the Senior Secured Debt. In addition, at September 30, 2005, Pioneer had a $1.2 million unsecured non-interest bearing instrument payable to a vendor for the settlement of certain amounts owed to that vendor, which contains a covenant that allows the vendor to demand immediate repayment and begin charging interest at a rate of 9.3% if Pioneer’s liquidity (as defined in the agreement with the vendor) falls below $5 million (Canadian dollars); a $0.3 million obligation payable over several years to a state taxing authority; and $3.2 million of other debt outstanding, comprised of notes maturing in various years through 2014.
     The Revolver provides for revolving loans in an aggregate amount of up to $30 million, subject to borrowing base limitations related to the level of eligible accounts receivable, as determined in accordance with and subject to reserves established pursuant to the agreement, and as reduced by the amount of letters of credit that are outstanding. Borrowings under the Revolver are available through December 31, 2006, so long as no default exists and all conditions to borrowings are met. Borrowings under the Revolver accrue interest at a rate equal to either the prime rate plus a margin or LIBOR plus a margin. Pioneer incurs a fee on the unused amount of the facility at a rate of 0.375% per year. There were no borrowings outstanding under the Revolver during the quarter ended September 30, 2005, although there were $4.0 million in letters of credit outstanding on September 30, 2005.
     The Revolver requires Pioneer to maintain Liquidity (as defined in the agreement) of at least $5.0 million, and limits capital expenditures to $25.0 million in each calendar year. At September 30, 2005, Liquidity was $79.5 million, consisting of borrowing availability, net of $4.0 million in outstanding letters of credit, of $26.0 million and cash of $53.5 million. Capital expenditures were $8.5 million during the nine months ended September 30, 2005. One of the covenants in the Revolver requires Pioneer to generate at least $21.55 million of Lender-Defined EBITDA (as defined) for each twelve-month period ending at the end of each calendar quarter. The Revolver also provides that, as a condition of borrowings, there shall not have occurred any material adverse change in Pioneer’s business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).
     Although there are no borrowings currently outstanding under the Revolver, if in the future the required Lender-Defined EBITDA level under the Revolver were not met or if Pioneer were to fail to comply with other covenants and the lender did not waive Pioneer’s non-compliance and if Pioneer were unable to terminate or refinance the credit facility, Pioneer would be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur, the lender could refuse to make further advances. Following any such refusal, customer receipts would be applied to Pioneer’s borrowings under the Revolver, if any, and Pioneer would not have the ability to reborrow or to access the Revolver’s letter of credit facility. This could cause Pioneer to suffer a rapid loss of liquidity and it could lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow the lender to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under the Senior Notes that would provide the holders of the Senior Notes with the right to demand immediate repayment.
     Interest on the Senior Notes is payable semi-annually on June 30 and December 31. Interest on any borrowings outstanding from time to time under the Revolver is payable monthly.
     Pioneer must make the net cash proceeds of certain asset sales available to the holders of the Senior Notes by offering to purchase Senior Notes with such proceeds, and Pioneer must also offer to purchase Senior Notes upon the occurrence of a change of control. In addition, Pioneer must redeem Senior Notes with the net proceeds of new common stock issuances in excess of $35 million. However, if any redemption of Senior Notes is required under those provisions prior to December 31, 2006, no more than $37.5 million in principal amount of Senior Notes will be required to be redeemed. In addition, at its option Pioneer may redeem Senior Notes, in whole or in part, on or after December 31, 2005. A premium of 5.0% of the principal amount must be paid in connection with any redemption that occurs during the twelve-month period commencing on December 31, 2005, and a premium of 2.5% of the principal amount must be paid in connection with any redemption that occurs during the twelve-month period commencing on December 31, 2006. No premium is payable in connection with any redemption that occurs on or after December 31, 2007.
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
     The debt agreements contain covenants requiring Pioneer to meet minimum liquidity levels, and limiting or prohibiting Pioneer’s ability to, among other things, incur additional indebtedness, prepay or modify debt instruments, grant additional liens, guarantee any obligations, sell assets, engage in another type of business or suspend or terminate a substantial portion of business, declare or pay dividends, make investments, make capital expenditures in excess of certain amounts, or make use of the proceeds of borrowings for purposes other than those specified in the agreements. The agreements also include customary events of default, including one in the Revolver relating to a change of control. Borrowings under the Revolver will generally be available subject to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default. On September 30, 2005, Pioneer was in compliance with all of the covenants contained in its debt agreements.
     The Senior Notes are due in December 2008, and to the extent that Pioneer is unable to repay any indebtedness when it is due, it would be necessary to refinance the indebtedness, issue new equity or sell assets. The terms of any necessary new borrowings would be determined by then-current market conditions and other factors, and could impose significant burdens on Pioneer’s financial condition and operating flexibility, and the issuance of new equity securities could dilute the interest of Pioneer’s existing stockholders. Pioneer cannot provide any assurance that it will generate sufficient cash from its operations to repay its outstanding debt obligations or that it would be able to refinance any of its indebtedness, raise equity on commercially reasonable terms or at all, or sell assets, which failure could cause Pioneer to default on its obligations and impair its liquidity.
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
     The study identified a number of conditions that have changed since the 2003 environmental analysis due to, among other things, changes in regulations or in their application by regulatory agencies, the results of ongoing and completed remediation projects, increased knowledge of site conditions, the use of alternative remediation technologies, post-acquisition contamination not covered under existing environmental indemnity agreements and the inherent risk of disputes under some of the indemnity agreements due to passage of time. Based on the recent study, Pioneer reduced its environmental reserves by $0.2 million in the first quarter of 2005, which is reflected as a reduction in cost of sales in the consolidated statements of operations for the nine months ended September 30, 2005. During the same period Pioneer paid $0.8 million of environmental costs in connection with certain remediation projects. Pioneer bases its environmental reserves on undiscounted costs.
     As discussed in the Annual Report on Form 10-K for the year ended December 31, 2004, Pioneer has indemnity agreements with certain previous owners covering, among other things, pre-acquisition environmental conditions at certain of its sites. Previous analysis resulted in a $3.2 million environmental reserve related to pre-acquisition conditions at the Henderson site that is the responsibility of a previous owner, and a receivable from the previous owner for the same amount has also been recorded. Pioneer believes that the previous owner will continue to honor its obligations for claims properly presented by Pioneer or by regulatory authorities, although it is possible that disputes could arise concerning the effect of contractual language, in which event Pioneer would have to subject any claims for cleanup expenses, which could be substantial, to the contractually-established arbitration process. The recent study did not include environmental matters covered by the $3.2 million environmental receivable. Such amount, as originally estimated, is included in the consolidated balance sheet as of September 30, 2005, in offsetting amounts in other assets and other long-term liabilities. The recent study also did not cover any environmental matters that Pioneer believes to be fully covered under other indemnity agreements.
     On October 31, 2005, Pioneer received a notice from the Environmental Protection Agency (the “EPA”) stating that the EPA has determined that Pioneer is a potentially responsible party with respect to the Mercury Refining Superfund Site in Albany County, New York. The EPA stated that it has information indicating that Pioneer arranged for the treatment or disposal of mercury-bearing materials at the Mercury Refining Superfund Site, with an associated share of 1.49% of the total amount of hazardous substances sent to the site. Pioneer has not yet been able to confirm whether it arranged for the treatment or disposal of material at the site, or when it may have done so. Pioneer is actively investigating its involvement, if any, with the site.
     In October 2005 Pioneer was named as a defendant in Claude Frazier, et al. v. Pioneer Americas, LLC and State of Louisiana through the Department of Environmental Quality, which was filed as a proposed class action in state court in Louisiana. The plaintiff claims that he and others incurred damages as a result of a mercury release from Pioneer’s St. Gabriel chlor-alkali facility in 2004. The lawsuit relates to the same incident that is the subject of an administrative proceeding instituted by the Louisiana Department of Environmental Quality on May 3, 2005, alleging that the emissions exceeded the permit limits authorized in the existing state air permit. Pioneer intends to vigorously defend against the claims asserted in the lawsuit.
     Pioneer’s environmental reserves do not include any amounts with respect to liabilities that may arise as a result of the Mercury Refining Superfund Site or the Frazier action.
4. Asset Redeployments
     In March 2004 Pioneer completed its evaluation of the resumption of operations at the Tacoma, Washington chlor-alkali facility, which was idled in March 2002. As a result of the evaluation, Pioneer decided that the chlor-alkali production operations at the facility would not be restarted. Pioneer recorded additional depreciation expense of $3.4 million related to the net book value of the non-productive chlor-alkali assets at the Tacoma facility during the quarter ended March 31, 2004. During the second quarter of 2005, Pioneer determined that the use of the facility as a terminal would be discontinued during the third quarter of 2005. As a result of the decision to terminate operations at the terminal, additional depreciation expense of $0.3 million and $1.1 million related to the net book value of the terminal assets was recorded during the three- and nine-month periods ended September 30, 2005, respectively, and the facility was fully depreciated as of September 30, 2005. The remaining seven employee positions at the facility will be eliminated during the fourth quarter of 2005. Pioneer is currently negotiating the possible sale of the facility, although Pioneer does not expect to realize a material amount of cash proceeds as a result of any such sale.
     In the fourth quarter of 2004 Pioneer initiated a plan to relocate the bleach production assets from its Cornwall, Ontario plant to the Becancour, Quebec facility. That transfer was completed in April 2005. During the second quarter of 2005 Pioneer decided to terminate the remaining operations at its Cornwall plant, and the chlorinated paraffin operations at the plant were sold on June 30, 2005. Cash consideration for this sale was $1.0 million. Pursuant to the asset purchase agreement Pioneer may also receive up to $0.2 million in each quarter through June 30, 2009, upon the satisfaction of certain purchase price contingencies. During the quarter ended June 30, 2005, Pioneer recognized a $1.3 million loss as a result of this sale, which was included in other items in the consolidated statements of operations for the period. During the quarter ended September 30, 2005, Pioneer satisfied the applicable purchase price contingencies and recognized a gain of $0.2 million. The remaining operations at the Cornwall plant, which were related to the production of anthraquinone, were terminated during the third quarter of 2005. The facility was fully depreciated as of September 30, 2005.
     In June 2005 Pioneer announced that it had entered into an agreement to sell approximately 60 acres of vacant land located at its Henderson facility. While the transaction was originally scheduled to close in 2005, the necessary review and filing of a parcel map with the local government has delayed the closing, and it is now expected that the transaction will be completed during the first half of 2006. Pioneer anticipates that it will realize approximately $22.8 million in net proceeds from the sale of the land, which has a nominal book value. The net proceeds from the sale, if it is completed, must be applied to an offer to redeem Pioneer’s outstanding Senior Notes at a price equal to 105% of par value plus accrued interest. To the extent that the noteholders choose not to accept the redemption offer, the proceeds may be used by Pioneer for general corporate purposes.
     In September 2005 Pioneer entered into an agreement to sell approximately 11 acres of land in Pittsburg, California. The former chemical manufacturing facility at Pittsburg was closed several years ago. Pioneer anticipates that it will realize approximately $2.0 million in net proceeds from the sale, which will be used for general corporate purposes. Pioneer anticipates that the sale transaction will be closed by the end of the first quarter of 2006. The land has a book value of $0.8 million.
5. Other Items
     During 2004 and 2005 Pioneer initiated certain activities designed to improve operating efficiencies and strengthen its competitive position in the marketplace. In addition to the redeployment of assets at the Cornwall plant and the termination of the terminal operations in Tacoma (see Note 4), such activities included the development and implementation of an organizational efficiency project referred to as Project STAR, which began in the first quarter of 2004. The concept of the project was extended to Pioneer’s Dalhousie, New Brunswick facility in the first quarter of 2005.
     Project STAR involves the design, development and implementation of uniform and standardized systems, processes and policies to improve Pioneer’s management, sales and marketing, production, process efficiency, logistics and materials management and information technology functions. The original project resulted in the elimination of 128 employee and contract positions. Almost all of the reductions have now taken place. The extension of Project STAR to Dalhousie is expected to result in the elimination of an additional ten employee positions. The anticipated completion date of Project STAR, including the Dalhousie phase, is December 31, 2005.
     The transfer of bleach production assets from Cornwall to the Becancour facility resulted in the termination of thirteen employee positions at the Cornwall facility. An additional 19 employee positions will be eliminated as a result of the sale of the assets relating to the chlorinated paraffin operations and the eventual plant shutdown during the fourth quarter of 2005. The termination of terminal operations in Tacoma will result in the elimination of seven employee positions at the facility during the fourth quarter of 2005.
     Costs associated with the above restructuring activities were primarily comprised of employee severance and related costs which are included in other items in the consolidated statements of operations and presented in the table below. Pioneer anticipates only minor cost recognition over the remainder of the projects associated with Project STAR, including the Dalhousie project, and from the transfer of the Cornwall bleach assets, the Cornwall plant shutdown and the termination of the Tacoma terminal operations.

	Liability Balance	Costs Recognized	Costs Paid	Liability Balance	Cumulative
	as of	Nine Months Ended	Nine Months Ended	as of	Costs
	December 31, 2004	September 30, 2005	September 30, 2005	September 30, 2005	Recognized
Severance
Project STAR — original	$1,446	$110	$1,147	$409	$3,652
Extension of Project STAR concepts to Dalhousie	—	340	78	262	340

Total, Project STAR	1,446	450	1,225	671	3,992
Cornwall – asset transfer and sale	447	1,347	189	1,605	1,794
Termination of Tacoma terminal operations	—	225	—	225	225

Total severance	$1,893	$2,022	$1,414	$2,501	$6,011

6. Net Income (Loss) per Share
     Basic net income (loss) per share is based on the weighted average number of shares outstanding during the period. Diluted net income (loss) per share considers the dilutive effect of potentially issuable shares pursuant to stock option plans (see Note 10) during the period.
     Computational amounts for net income (loss) per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$20,102	$3,917	$59,211	$(5,777)

Denominator for basic and diluted net income (loss) per share:
Weighted average shares	11,412	10,038	11,291	10,032
Potentially dilutive common shares:
Stock options	402	388	500	—

Denominator for diluted net income (loss) per share	11,814	10,426	11,791	10,032

Net income (loss) per share:
Basic	$1.76	$0.39	$5.24	$(0.58)

Diluted	$1.70	$0.38	$5.02	$(0.58)

     All of the options to purchase shares of common stock that were outstanding during the three-month and nine-month periods ended September 30, 2005, and that were outstanding during the three-month period ended September 30, 2004, were included in the computation of diluted net income per share. None of the options to purchase shares of common stock that were outstanding during the nine-month period ended September 30, 2004, were included in the computation of diluted net loss per share since their inclusion would have been anti-dilutive.
7. Inventories
     Inventories consisted of the following:

	September 30,	December 31,
	2005	2004
Raw materials, supplies and parts, net	$7,634	$7,089
Finished goods	6,388	9,328

	$14,022	$16,417

8. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2005	2004
Prepaid insurance	$592	$2,627
Deferred tax assets	4,885	1,476
Other	1,131	1,579

Prepaid expenses and other current assets	$6,608	$5,682

9. Accrued Liabilities
     Accrued liabilities consisted of the following:

	September 30,	December 31,
	2005	2004
Payroll and benefits	$11,634	$7,250
Electricity	8,819	8,558
Interest and bank fees	3,866	261
Other	11,078	8,226

Accrued liabilities	$35,397	$24,295

10. Stock-Based Compensation
     At September 30, 2005, options to purchase 419,054 shares of PCI’s common stock were outstanding, with exercise prices ranging from $2.00 to $20.85 per share, a weighted average exercise price of $6.47 and a weighted average remaining contractual life of 7.7 years. Options for the purchase of 10,000 shares of PCI common stock were granted during the nine months ended September 30,

2005, and options for the purchase of 178,000 shares of PCI common stock were granted during the nine months ended September 30, 2004.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$20,102	$3,917	$59,211	$(5,777)
Add: Stock-based compensation expense included in reported net income (loss)	—	—	—	57
Deduct: Stock-based compensation expense determined under fair-value-based method	(212)	(165)	(603)	(451)

Pro forma net income (loss)	$19,890	$3,752	$58,608	$(6,171)

Net income (loss) per common share:
Basic, as reported	$1.76	$0.39	$5.24	$(0.58)
Basic, pro forma	$1.74	$0.37	$5.19	$(0.62)
Diluted, as reported	$1.70	$0.38	$5.02	$(0.58)
Diluted, pro forma	$1.68	$0.36	$4.97	$(0.62)
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
11. Supplemental Cash Flow Information
     Following are supplemental disclosures of cash flow information:

	Nine Months Ended
	September 30,
	2005	2004
Cash payments for:
Interest	$8,500	$9,976
Income taxes	300	—

Noncash investing activities:
Property, plant and equipment acquisitions included in accounts payable	$1,043	$—
12. Condensed Consolidating Financial Statements
     PCI Canada (a wholly-owned subsidiary of PCI) is the issuer of the $150 million principal amount of Senior Notes, which are fully and unconditionally guaranteed on a joint and several basis by PCI and all of PCI’s other direct and indirect wholly-owned subsidiaries.
     Pioneer Americas (a wholly-owned subsidiary of PCI Canada) was the issuer of the $43.2 million principal amount of Senior Guaranteed Notes and the $3.1 million principal amount of Senior Floating Notes that were outstanding on December 31, 2004, and that were fully and unconditionally guaranteed on a joint and several basis by PCI and all of PCI’s other direct and indirect wholly-

owned subsidiaries. Together, PCI Canada, Pioneer Americas and the subsidiary note guarantors comprise all of the direct and indirect subsidiaries of PCI.
     Condensed consolidating financial information for PCI and its wholly-owned subsidiaries is presented below. Separate financial statements of PCI Canada and Pioneer Americas are not provided because Pioneer does not believe that such information would be material to investors or lenders of the Company.
Condensed Consolidating Balance Sheet — September 30, 2005 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$3,697	$49,766	$5	$—	$53,468
Accounts receivable, net	—	13,678	48,982	—	—	62,660
Inventories, net	—	6,096	7,926	—	—	14,022
Prepaid expenses and other current assets	591	5,731	284	2	—	6,608

Total current assets	591	29,202	106,958	7	—	136,758
Property, plant and equipment, net	—	95,501	63,506	1,529	—	160,536
Other assets, net	—	185	4,546	—	—	4,731
Intercompany receivable	16,317	135,540	—	85,475	(237,332)	—
Investment in subsidiaries	83,672	—	—	—	(83,672)	—
Excess reorganization value over the fair value of identifiable assets	—	84,064	—	—	—	84,064

Total assets	$100,580	$344,492	$175,010	$87,011	$(321,004)	$386,089

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$—	$8,690	$9,420	$—	$—	$18,110
Accrued liabilities	—	15,095	20,302	—	—	35,397
Current portion of long-term debt	—	808	989	28	—	1,825

Total current liabilities	—	24,593	30,711	28	—	55,332
Long-term debt, less current portion	—	150,420	2,513	15	—	152,948
Investment in subsidiary	—	125,093	—	429	(125,522)	—
Intercompany payable	1,332	328	235,672	—	(237,332)	—
Accrued pension and other employee benefits	—	6,906	14,709	—	—	21,615
Other long-term liabilities	—	39,542	16,498	907	—	56,947
Stockholders’ equity (deficiency in assets)	99,248	(2,390)	(125,093)	85,632	41,850	99,247

Total liabilities and stockholders’ equity (deficiency in assets)	$100,580	$344,492	$175,010	$87,011	$(321,004)	$386,089

Condensed Consolidating Balance Sheet — December 31, 2004 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$148	$16,041	$2	$—	$16,191
Accounts receivable, net	—	11,199	41,494	—	—	52,693
Inventories, net	—	7,317	9,100	—	—	16,417
Prepaid expenses and other current assets	2,627	2,011	1,044	—	—	5,682

Total current assets	2,627	20,675	67,679	2	—	90,983
Property, plant and equipment, net	—	103,554	67,116	1,528	—	172,198
Other assets, net	—	179	4,180	—	—	4,359
Intercompany receivable	13,808	100,789	—	76,550	(191,147)	—
Investment in subsidiaries	22,792	—	—	—	(22,792)	—
Excess reorganization value over fair value of identifiable assets	—	84,064	—	—	—	84,064

Total assets	$39,227	$309,261	$138,975	$78,080	$(213,939)	$351,604

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$—	$8,109	$8,436	$—	$—	$16,545
Accrued liabilities	—	7,990	16,305	—	—	24,295
Current portion of long-term debt	—	734	1,217	28	—	1,979

Total current liabilities	—	16,833	25,958	28	—	42,819
Long-term debt, less current portion	—	151,213	49,550	34	—	200,797
Investment in subsidiary	—	157,176	—	632	(157,808)	—
Intercompany payable	1,332	261	189,554	—	(191,147)	—
Accrued pension and other employee benefits	—	7,211	16,037	—	—	23,248
Other long-term liabilities	—	30,483	15,052	1,310	—	46,845
Stockholders’ equity (deficiency in assets)	37,895	(53,916)	(157,176)	76,076	135,016	37,895

Total liabilities and stockholders’ equity (deficiency in assets)	$39,227	$309,261	$138,975	$78,080	$(213,939)	$351,604

Condensed Consolidating Statement of Operations — Three Months Ended September 30, 2005 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$62,025	$105,558	$—	$(34,810)	$132,773
Cost of sales	—	(44,548)	(86,349)	—	34,810	(96,087)

Gross profit	—	17,477	19,209	—	—	36,686
Selling, general and administrative expenses	(179)	(2,204)	(6,349)	(3)	—	(8,735)
Other items	—	(431)	(52)	—	—	(483)

Operating income (loss)	(179)	14,842	12,808	(3)	—	27,468
Interest expense, net	—	(3,745)	148	—	—	(3,597)
Other income (expense), net	—	(1,689)	(3,076)	3,054	—	(1,711)

Income (loss) before income taxes	(179)	9,408	9,880	3,051	—	22,160
Income tax expense	—	(1,044)	(1,014)	—	—	(2,058)

Net income (loss) before equity in earnings of subsidiaries	(179)	8,364	8,866	3,051	—	20,102
Equity in net income of subsidiaries	20,281	8,866	—	—	(29,147)	—

Net income	$20,102	$17,230	$8,866	$3,051	$(29,147)	$20,102

Condensed Consolidating Statement of Operations — Three Months Ended September 30, 2004 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$49,616	$81,521	$—	$(25,176)	$105,961
Cost of sales	—	(41,801)	(74,521)	(136)	25,176	(91,282)

Gross profit	—	7,815	7,000	(136)	—	14,679
Selling, general and administrative expenses	(218)	(1,629)	(3,577)	—	—	(5,424)
Other items	—	—	(97)	—	—	(97)

Operating income (loss)	(218)	6,186	3,326	(136)	—	9,158
Interest expense, net	—	(3,802)	(774)	(2)	—	(4,578)
Other income (expense), net	—	(1,848)	(2,434)	2,434	—	(1,848)

Income (loss) before income taxes	(218)	536	118	2,296	—	2,732
Income tax benefit	—	1,185	—	—	—	1,185

Net income (loss) before equity in earnings of subsidiaries	(218)	1,721	118	2,296	—	3,917
Equity in net income of subsidiaries	4,135	118	—	138	(4,391)	—

Net income	$3,917	$1,839	$118	$2,434	$(4,391)	$3,917

Condensed Consolidating Statement of Operations — Nine Months Ended September 30, 2005 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$176,066	$304,756	$—	$(96,100)	$384,722
Cost of sales	—	(128,808)	(243,789)	205	96,100	(276,292)

Gross profit	—	47,258	60,967	205	—	108,430
Selling, general and administrative expenses	(732)	(6,750)	(17,726)	(4)	—	(25,212)
Other items	—	(2,417)	(68)	—	—	(2,485)

Operating income (loss)	(732)	38,091	43,173	201	—	80,733
Interest expense, net	—	(11,320)	(644)	(3)	—	(11,967)
Other income (expense), net	—	(1,055)	(9,230)	9,156	—	(1,129)

Income (loss) before income taxes	(732)	25,716	33,299	9,354	—	67,637
Income tax expense	—	(6,275)	(2,151)	—	—	(8,426)

Net income (loss) before equity in earnings of subsidiaries	(732)	19,441	31,148	9,354	—	59,211
Equity in net income of subsidiaries	59,943	31,148	—	202	(91,293)	—

Net income	$59,211	$50,589	$31,148	$9,556	$(91,293)	$59,211

Condensed Consolidating Statement of Operations — Nine Months Ended September 30, 2004 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$139,659	$223,561	$—	$(68,145)	$295,075
Cost of sales	—	(121,396)	(210,538)	(137)	68,145	(263,926)

Gross profit	—	18,263	13,023	(137)	—	31,149
Selling, general and administrative expenses	(673)	(5,800)	(13,961)	53	—	(20,381)
Other items	—	(1,521)	(1,919)	—	—	(3,440)

Operating income (loss)	(673)	10,942	(2,857)	(84)	—	7,328
Interest expense, net	—	(11,350)	(2,427)	(4)	—	(13,781)
Other income (expense), net	—	(1,109)	(6,738)	6,734	—	(1,113)

Income (loss) before income taxes	(673)	(1,517)	(12,022)	6,646	—	(7,566)
Income tax benefit	—	1,789	—	—	—	1,789

Net income (loss) before equity in earnings of subsidiaries	(673)	272	(12,022)	6,646	—	(5,777)
Equity in net income (loss) of subsidiaries	(5,104)	(12,022)	—	(141)	17,267	—

Net income (loss)	$(5,777)	$(11,750)	$(12,022)	$6,505	$17,267	$(5,777)

Condensed Consolidating Statement of Cash Flows — Nine Months Ended September 30, 2005 (in thousands)

		PCI	Pioneer	Other	Pioneer
	PCI	Canada	Americas	Guarantors	Consolidated
Cash flows from operating activities:
Net cash flows from operating activities	$(1,204)	$7,445	$84,090	$22	$90,353
Cash flows from investing activities:
Capital expenditures	—	(3,170)	(4,326)	—	(7,496)
Proceeds from disposal of assets	—	6	1,222	—	1,228

Net cash flows used in investing activities	—	(3,164)	(3,104)	—	(6,268)

Cash flows from financing activities:
Net payments under revolving credit arrangements	—	—	—	—	—
Payments on debt	—	(827)	(47,262)	(18)	(48,107)
Proceeds from issuance of stock	1,204	—	—	—	1,204

Net cash flows from (used in) financing activities	1,204	(827)	(47,262)	(18)	(46,903)

Effect of exchange rate changes on cash	—	95	—	—	95

Net change in cash and cash equivalents	—	3,549	33,724	4	37,277
Cash and cash equivalents at beginning of period	—	148	16,041	2	16,191

Cash and cash equivalents at end of period	$—	$3,697	$49,765	$6	$53,468

Condensed Consolidating Statement of Cash Flows — Nine Months Ended September 30, 2004 (in thousands)

		PCI	Pioneer	Other	Pioneer
	PCI	Canada	Americas	Guarantors	Consolidated
Cash flows from operating activities:
Net cash flows from operating activities	$(145)	$2,111	$16,847	$(7)	$18,806
Cash flows from investing activities:
Capital expenditures	—	(1,384)	(4,795)	—	(6,179)
Proceeds from disposal of assets	—	—	35	—	35

Net cash flows used in investing activities	—	(1,384)	(4,760)	—	(6,144)

Cash flows from financing activities:
Net payments under revolving credit arrangements	—	—	(9,984)	—	(9,984)
Payments on debt	—	(792)	(826)	(11)	(1,629)
Proceeds from issuance of stock	145	—	—	—	145

Net cash flows from (used in) financing activities	145	(792)	(10,810)	(11)	(11,468)

Effect of exchange rate changes on cash	—	132	—	—	132

Net change in cash and cash equivalents	—	67	1,277	(18)	1,326
Cash and cash equivalents at beginning of period	—	499	1,423	24	1,946

Cash and cash equivalents at end of period	$—	$566	$2,700	$6	$3,272

13. Pension and Other Postretirement Benefits
     As a result of the elimination of employee positions in connection with the closing of the Cornwall plant, a curtailment of obligations under PCI Canada’s defined benefit pension plan was recognized on the basis of actuarial determinations made as of March 31, 2005, in accordance with SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” The plan curtailment increased estimated 2005 pension expense by approximately $0.9 million, including an increase in the projected benefit obligation of $0.7 million and amortization of actuarial losses of $0.2 million. SFAS 88 requires the immediate recognition of certain costs related to a plan curtailment. As a result, Pioneer recognized $0.8 million of the additional expense in its statement of operations for the nine-month period ended September 30, 2005.
     The components of net periodic benefit costs related to Pioneer’s defined benefit pension plans for the three months ended September 30, 2005 and 2004 were:

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Three Months Ended September 30, 2005
Components of net periodic benefit cost:
Service cost	$293	$13	$306
Interest cost	693	779	1,472
Expected return on plan assets	(755)	(792)	(1,547)
Amortization of prior service costs	—	—	—
Amortization of net actuarial loss	70	329	399
Loss on plan curtailment	—	—	—

Net periodic benefit cost	$301	$329	$630

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Three Months Ended September 30, 2004
Components of net periodic benefit cost:
Service cost	$343	$79	$422
Interest cost	660	728	1,388
Expected return on plan assets	(726)	(748)	(1,474)
Amortization of prior service costs	—	—	—
Amortization of net actuarial loss (gain)	(156)	183	27

Net periodic benefit cost	$121	$242	$363

     The components of net periodic benefit costs related to Pioneer’s defined benefit pension plans for the nine months ended September 30, 2005 and 2004 were:

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Nine Months Ended September 30, 2005
Components of net periodic benefit cost:
Service cost	$859	$56	$915
Interest cost	2,035	2,233	4,268
Expected return on plan assets	(2,210)	(2,406)	(4,616)
Amortization of prior service costs	—	—	—
Amortization of net actuarial loss	191	637	828
Loss on plan curtailment	727	—	727

Net periodic benefit cost	$1,602	$520	$2,122

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Nine Months Ended September 30, 2004
Components of net periodic benefit cost:
Service cost	$930	$238	$1,168
Interest cost	1,786	2,183	3,969
Expected return on plan assets	(1,947)	(2,246)	(4,193)
Amortization of prior service costs	—	1	1
Amortization of net actuarial loss	—	628	628

Net periodic benefit cost	$769	$804	$1,573

     Pension expense was $2.1 million and $1.6 million for the nine months ended September 30, 2005 and 2004, respectively. Pension contributions were $4.0 million and $4.8 million in the nine months ended September 30, 2005 and 2004, respectively. Pioneer’s total contributions in 2005 on the basis of regulatory requirements will be at least $4.7 million, and it is anticipated that before the end of 2005 Pioneer may also be required to make a lump sum contribution of $1.5 million as a result of employee terminations associated with the closing of the Cornwall plant.

     Effective December 31, 2003, Pioneer Americas’ retiree health care benefits plan was modified to eliminate retiree health care benefits when a participant reaches age 65. Pioneer Americas accounted for the reduction in benefits as a negative plan amendment. The gain is amortized over a period of up to 7.63 years, and at September 30, 2005, the unamortized gain related to the negative plan amendment was $3.4 million. The plan had previously been amended to eliminate retiree health care benefits for employees that had not retired prior to January 1, 1999.
     The annual costs and liabilities under both the U.S. and Canadian retiree health care plans are determined each year by Pioneer’s actuaries using various assumptions. The components of net periodic benefit costs related to Pioneer’s postretirement benefits other than pensions for the three months ended September 30, 2005 and 2004 were:

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Three Months Ended September 30, 2005
Components of net periodic benefit cost:
Service cost	$47	$1	$48
Interest cost	84	8	92
Amortization of prior service costs	(8)	(155)	(163)
Amortization of net actuarial loss (gain)	12	(12)	—

Net periodic benefit cost	$135	$(158)	$(23)

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Three Months Ended September 30, 2004
Components of net periodic benefit cost:
Service cost	$42	$—	$42
Interest cost	78	8	86
Amortization of prior service costs	(8)	(78)	(86)
Amortization of net actuarial gain	(5)	(8)	(13)

Net periodic benefit cost	$107	$(78)	$29

     The components of net periodic benefit costs related to Pioneer’s postretirement benefits other than pensions for the nine months ended September 30, 2005 and 2004 were:

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Nine Months Ended September 30, 2005
Components of net periodic benefit cost:
Service cost	$142	$2	$144
Interest cost	251	26	277
Amortization of prior service costs	(23)	(467)	(490)
Amortization of net actuarial loss (gain)	30	(36)	(6)

Net periodic benefit cost	$400	$(475)	$(75)

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Nine Months Ended September 30, 2004
Components of net periodic benefit cost:
Service cost	$114	$2	$116
Interest cost	214	26	240
Amortization of prior service costs	(22)	(234)	(256)
Amortization of net actuarial gain	(2)	(26)	(28)

Net periodic benefit cost	$304	$(232)	$72

14. Commitments and Contingencies
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
     Pioneer is subject to various legal proceedings and potential claims arising in the ordinary course of its business. In October 2005 Pioneer was named as a defendant in Claude Frazier, et al. v. Pioneer Americas, LLC and State of Louisiana through the Department of Environmental Quality, which was filed as a proposed class action in state court in Louisiana, and in October 2005 Pioneer also received a notice from the EPA with respect to the Mercury Refining Superfund Site in Albany County, New York. See Note 3. With the exception of the Mercury Refining Superfund Site matter, as to which management has not yet had an opportunity to form an opinion or belief, in the opinion of management Pioneer has adequate legal defenses and/or insurance coverage with respect to legal proceedings and potential claims to which it is or may be a party, and management does not believe that such proceedings or claims will materially affect Pioneer’s results of operations or financial position.
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
Product Prices
     In accordance with industry practice, we compare ECU prices on a netback basis, reporting and analyzing prices without regard to the cost of transporting the products to customers to allow for a comparable means of price comparisons between periods and with respect to our competitors. An electrochemical unit, which we refer to as an ECU, consists of 1.1 tons of caustic soda and 1 ton of chlorine. For purposes of determining our ECU netback, we use prices that we realize as a result of sales of chlorine and caustic soda to our customers, and we do not include the value of chlorine and caustic soda that is incorporated in other products that we manufacture and sell. During the quarter ended September 30, 2005, we used approximately 26% of the chlorine and 13% of the caustic soda that we produced to manufacture other products, primarily bleach and hydrochloric acid.
     Our quarterly average ECU netback for each of the most recent seven quarters was as follows:

2004:
First Quarter	$339
Second Quarter	354
Third Quarter	409
Fourth Quarter	480
2005:
First Quarter	548
Second Quarter	577
Third Quarter	581
     The price increases that we announced for chlorine and caustic soda during the third quarter of 2005 are set forth in the following table (stated on a per ton basis). Those increases were brought about by the effects of Hurricanes Katrina and Rita, which significantly increased our energy and transportation costs. Increasing demand for chlorine since the beginning of 2004 and increasing demand for caustic soda beginning in the second quarter of 2004 led us to announce the price increases for those products that are set forth for earlier quarters.

	Chlorine	Caustic Soda
2004:
First Quarter	$75	$—
Second Quarter	20	95
Third Quarter	20	110
Fourth Quarter	20	50
2005:
First Quarter	20	40
Second Quarter	—	30
Third Quarter	25	125
     In late October 2005 we announced an additional caustic soda price increase of $160 per ton. We implement price increases on effective dates as announced or as soon thereafter as permitted by applicable contract terms, although the price increase we announced in October 2005 was subject to a temporary voluntary allowance of $100 per ton. We reserved the right to remove all or any portion of the temporary voluntary allowance at any time following the effective date of the price increase, upon notice to our customers. We generally do not announce product price decreases, which are implemented in accordance with applicable contract terms as a result of negotiations with individual customers or through the application of an externally-determined pricing formula.
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
     Our average ECU netback was $581 for the three months ended September 30, 2005, and $569 for the nine months ended September 30, 2005, while the average ECU netbacks quoted by CMAI for the same periods were $779 and $753, respectively. In general, changes in our average ECU netback and the related effect on our revenues and cash flow have lagged changes in our announced prices and changes in the contract prices that are reported by CMAI, although the corresponding benefit to us in a period of declining prices is of a somewhat lesser magnitude. The following table illustrates the recent relationship between our average ECU netback and the monthly contract price reported by CMAI:

     For the month of October 2005 our average ECU netback was approximately $609.
Production
     Our quarterly production volumes, expressed in terms of ECUs, at our chlor-alkali facilities for the most recent seven quarters were as follows:

2004:
First Quarter	169,555
Second Quarter	183,404
Third Quarter	177,751
Fourth Quarter	173,690
2005:
First Quarter	161,635
Second Quarter	181,003
Third Quarter	164,343
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
     In June 2005 there was a combination of planned and unplanned outages at certain customer facilities that we serve from our chlor-alkali plant in St. Gabriel, Louisiana, and as a result our production and sales were reduced by approximately 2,000 ECUs. During June 2005 we also encountered production difficulties at our chlor-alkali plant in Becancour, Quebec, which resulted in the loss of the production and sale of approximately 3,000 ECUs. However, during the second quarter those reductions and various other minor production losses were offset by production at above-capacity levels during April and May.
     During portions of July and August 2005 production at our St Gabriel chlor-alkali facility was reduced as a result of a reduction in demand for chlorine from certain customers, and in each of August and September 2005 the plant was shut down as a precaution when Hurricanes Katrina and Rita approached the Gulf Coast. The plant sustained only minor storm damage from Hurricane Katrina, but during the quarter the plant also lost production as a result of an equipment failure. The Becancour chlor-alkali plant operated at a reduced load for a portion of the quarter due to railcar shortages and other transportation difficulties brought about by the two hurricanes, while the Henderson chlor-alkali plant operated at reduced load at various times during the quarter while process control issues were addressed. The various reductions in operating rates during the quarter resulted in the loss of the production and sale of approximately 22,000 ECUs. During the third quarter our chlor-alkali plants operated at approximately 90% of our annualized practical capacity, and during the nine months ended September 30, 2005, the plants operated at approximately 93% of capacity. Our annual practical capacity of 725,000 ECUs is determined on the basis of the amount of chlorine and caustic soda our plants can produce under normal operating conditions on an annual basis, after taking into consideration plant shut downs that are scheduled for major maintenance activities.
     A maintenance outage had been scheduled for one of the two production units at Becancour for the third quarter of 2005, but that outage was postponed; each of the production units at Becancour had a maintenance outage early in the fourth quarter of 2005. A planned maintenance outage at our Dalhousie chlor-alkali plant also occurred early in the fourth quarter of 2005, while the annual maintenance outage at the Henderson plant is scheduled for later in the fourth quarter of 2005. In March 2005 we had a planned maintenance outage at the St. Gabriel facility, and the next such outage at that facility is planned for 2007. While the hurricanes have reduced our industry’s available supply of chlor-alkali products, we cannot schedule further delays in our maintenance outages without risking equipment failures and more significant production losses. The maintenance outages are expected to result in the loss of the production and sale of approximately 20,000 ECUs during the fourth quarter of 2005. Reductions in our operating rate could also occur as a result of further disruptions in rail transportation or operating equipment failures. Certain of our major customers are also expected to have production outages in the fourth quarter. Any reductions in demand from our customers for either chlorine or caustic soda will result in a loss of production and sales if we are unable to find alternative customers for our products.
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
     The volumes (in tons) of caustic soda that we purchased for resale during the most recent seven quarters were as follows:

2004:
First Quarter	30,636
Second Quarter	39,504
Third Quarter	35,080
Fourth Quarter	24,599
2005:
First Quarter	16,315
Second Quarter	9,706
Third Quarter	15,277
     On average, our margins on purchases for resale are lower than the margins we realize from the sales of caustic soda that is produced in our own plants. Some of the purchases are made under a contract with one supplier, while others are made on a spot basis. In 2004 we met contractual commitments for caustic soda previously produced at our Tacoma chlor-alkali production facility through purchases for resale. Those commitments have now terminated, leading to a reduced need for purchases for resale in 2005. We anticipate a continuing need for purchases for resale to address seasonal variations in demand for caustic soda or to take advantage of new sales opportunities, although we expect future purchases for resale to remain at lower levels than those of 2004.
Raw Material and Transportation Costs
     The electricity costs associated with our production of chlor-alkali products can materially affect our results of operations, as each one dollar change in our cost for a megawatt hour of electricity generally results in a corresponding change of approximately $2.75 in our cost to produce an ECU.
     The amounts that we spent on power for the production of chlor-alkali products and for other power requirements during each of the most recent seven quarters, and the corresponding percentages of our cost of sales that those amounts represented, were as follows (in thousands):

		Percentage of
	Total Power Costs	Cost of Sales
2004
First Quarter	$19,989	23%
Second Quarter	21,273	25%
Third Quarter	23,051	26%
Fourth Quarter	22,201	24%
2005
First Quarter	20,334	23%
Second Quarter	23,594	25%
Third Quarter	25,109	26%
     Electricity purchases account for the largest percentage of our raw material cost, and our plants at St. Gabriel and Henderson rely on power sources that primarily use natural gas for the generation of electricity. In response to natural gas price increases, our electricity rates increased during the first three quarters of 2005, although variations in production levels during each quarter affected the amounts by which total power costs increased. We anticipate that more recent natural gas price increases that have followed in the wake of Hurricanes Katrina and Rita could lead to additional increases in our electricity rates at the St. Gabriel and Henderson plants in the future.
     The destructive effects of the hurricanes also disrupted the rail and barge transportation services that we rely upon to provide raw materials to our plants and to deliver our products to many of our customers. In addition, our rail carriers have indicated that they are reevaluating the transportation services that they provide to us, including the terms upon which those services are provided, contract durations and the prices charged for the services. A railroad’s ability to unilaterally change the terms upon which services are provided to us, and to do so in a short period of time, means that rail transportation could be reduced or even eliminated, or that we could be required to incur substantial increases in the cost of service. There could be further and more severe disruptions to rail service, which might affect our ability to meet our contractual obligations. Applicable contractual limitations may also prevent us from passing some or all of any cost increases on to our customers.
     Our rail transportation agreement with the Union Pacific Railroad has been extended beyond its expiration date of October 31, 2005, while we negotiate a new contract. We anticipate that our rail transportation costs under the new agreement will be substantially higher than under the old contract, and we will now bear the risk of fuel surcharges. We may not be able to pass all of the increased costs through to our customers under existing product sale agreements.
     The Union Pacific Railroad provides rail services to our Henderson facility, where rail service problems have from time to time made it difficult to obtain timely and adequate supplies of salt. The same problems have occasionally made it difficult to ensure that caustic soda, chlorine and hydrochloric acid are shipped on a timely basis to our customers, or that our bleach plants in Santa Fe Springs and Tracy, California and Tacoma, Washington receive shipments of caustic soda and chlorine when necessary to produce and deliver bleach to our bleach customers. Due to the increase in transit times between our salt suppliers’ locations and our chlor-alkali facility in Henderson, Nevada, we have leased additional railcars to handle salt deliveries, we have supplemented railcar shipments with supplies delivered by trucks, and we have also increased our salt storage capacity at the Henderson facility. As a result, we incurred additional transportation costs of $1.2 million along with increased capital expenditures of $0.5 million for additional storage capacity at the Henderson facility during the nine months ended September 30, 2005.
Cost Reduction Measures and Asset Redeployments
     During 2004 and 2005 we engaged in certain activities designed to improve operating efficiencies and strengthen our competitive position in the marketplace. We began the development and implementation of an organizational efficiency project referred to as Project STAR in the first quarter of 2004 and extended the concept of the project to our Dalhousie facility in the first quarter of 2005. Additionally, in the fourth quarter of 2004 we initiated a plan to relocate the bleach production assets from our Cornwall plant to the Becancour facility. During the second quarter of 2005 we decided to terminate the remaining operations at our Cornwall plant and sold the portion of the assets at the plant related to our chlorinated paraffin operations.
     Project STAR involves the design, development and implementation of uniform and standardized systems, processes and policies to improve our management, sales and marketing, production, process efficiency, logistics and materials management and information technology functions. The original project resulted in the elimination of 128 employee and contract positions. Almost all of the reductions have now taken place. The extension of Project STAR to Dalhousie is expected to result in the elimination of an additional ten employee positions. The anticipated completion date of Project STAR, including the Dalhousie phase, is December 31, 2005.
     We completed the transfer of bleach production assets from Cornwall to the Becancour facility in April 2005. The transfer resulted in the termination of thirteen employee positions at the Cornwall facility, but after taking into account the necessary additional staffing at the Becancour plant, there was a net elimination of eight employee positions as a result of the transfer. We completed the sale of the portion of the remaining assets related to the chlorinated paraffin operations at Cornwall on June 30, 2005. Cash consideration for this sale was $1.0 million. Pursuant to the asset purchase agreement we may receive up to $0.2 million in each quarter through June 30, 2009, upon the satisfaction of certain purchase price contingencies. During the three months ended June 30, 2005, we recognized a $1.3 million loss as a result of the sale, which was included in other items in our consolidated statements of operations for the period. During the three-month period ended September 30, 2005, we satisfied the applicable purchase price contingencies and recognized a gain of $0.2 million.
     During the third quarter of 2005 we terminated the remaining operations at our Cornwall plant, which related to the production of anthraquinone, a pulping additive. An additional nineteen employee positions were eliminated during the quarter as a result of the sale of the chlorinated paraffin assets and the termination of production at the plant. As a result of the employee terminations we will realize additional pension expense of $0.9 million for the year ending December 31, 2005. Of that amount, $0.8 million has been recognized in costs of sales in the consolidated statements of operations for the nine-month period ended September 30, 2005. We expect to incur approximately $0.6 million in costs during the remaining term of the lease of the Cornwall site, which continues until October 30, 2007. We anticipate that those costs will be recognized in full in our consolidated statements of operations for the fourth quarter of 2005.
     During the second quarter of 2005 we decided to discontinue the use of the former chlor-alkali manufacturing facility in Tacoma as a terminal. A total of seven employee positions will be eliminated in the fourth quarter of 2005 as a result of the decision.
     Costs associated with the above restructuring activities were primarily comprised of employee severance and related costs which are recognized in other items in the consolidated statements of operations and presented in the table below. We anticipate only minor cost recognition over the remainder of the projects associated with Project STAR, including the Dalhousie project, and from the transfer of the Cornwall bleach assets, the closure of the Cornwall plant and the termination of the Tacoma terminal operations.

			Costs Paid
	Liability Balance	Costs Recognized	Nine Months	Liability Balance	Cumulative
	as of	Nine Months Ended	Ended	as of	Costs
	Dec. 31, 2004	Sept. 30, 2005	Sept. 30, 2005	Sept. 30, 2005	Recognized
Severance
Project STAR – Original	$1,446	$110	$1,147	$409	$3,652
Extension of Project STAR concepts to Dalhousie	—	340	78	262	340

Total, Project STAR	1,446	450	1,225	671	3,992
Cornwall – asset transfer and sale	447	1,347	189	1,605	1,794
Termination of Tacoma terminal operations	—	225	—	225	225

Total severance	$1,893	$2,022	$1,414	$2,501	$6,011

     During June 2005 we announced that we had entered into an agreement to sell approximately 60 acres of vacant land located at our Henderson facility, which is located in the Las Vegas Valley at the intersection of I-515 and I-215. We anticipate that we will realize approximately $22.8 million in net proceeds from the sale of the land, which has a nominal book value. The closing of the transaction is contingent on the recording of a parcel map after review by local governmental authorities, and we expect that the review and recording will be completed and the transaction will be closed during the first half of 2006. The net proceeds from the sale, if it is completed, must be applied to an offer to redeem a corresponding principal amount of our outstanding 10% Senior Secured Guaranteed Notes due December 2008 (the “Senior Notes”) at a price equal to 105% of par value plus accrued interest. To the extent that the noteholders choose not to accept the redemption offer, we will use the proceeds for general corporate purposes.
     In September 2005 we entered into an agreement to sell approximately 11 acres of land in Pittsburg, California. The former chemical manufacturing facility at Pittsburg was closed several years ago. We anticipate that we will receive approximately $2.0 million from the sale of the property, which we will use for general corporate purposes. We anticipate that the sale transaction will be closed prior to the end of the first quarter of 2006. The land has a book value of $0.8 million.

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
     We commission periodic reassessments of our environmental obligations. In April 2005 the most recent independent analysis of environmental concerns at all of our sites was completed, updating a similar independent environmental analysis completed in April 2003. The new study involved a site-by-site analysis of environmental concerns and assessed conditions, situations, and sets of circumstances involving uncertainty as to a possible loss. The outcomes of uncertain conditions will be resolved when one or more future events occur or fail to occur, and resolution of the uncertainty may confirm the impairment of an asset or the incurrence of a liability. The study was based on the same methodology as the 2003 study, using scenario analysis to estimate the cost to remedy environmental concerns at our sites. For each scenario, the study also used cost-estimating techniques that included actual historical costs, estimates prepared for us by other consultants, estimates prepared by our engineers and other published cost data available for similar projects completed at the same or other sites.
     The study identified a number of conditions that have changed since the 2003 environmental analysis due to, among other things, changes in regulations or in their application by regulatory agencies, the results of on-going and completed remediation projects, increased knowledge of site conditions, the use of alternative remediation technologies, post-acquisition contamination not covered under existing environmental indemnity agreements and the inherent risk of disputes under some of the indemnity agreements due to passage of time. Based on the recent study, we reduced our environmental reserves by $0.2 million in the first quarter of 2005, which is reflected as a reduction in cost of sales in our consolidated statements of operations for the nine-month period ended September 30, 2005. During the same period we paid $0.8 million of environmental costs in connection with certain remediation projects. We base our environmental reserves on undiscounted costs.
     As discussed in the Annual Report on Form 10-K for the year ended December 31, 2004, we have indemnity agreements with certain previous owners covering, among other things, pre-acquisition environmental conditions at certain of our sites. Previous analysis resulted in a $3.2 million environmental reserve related to pre-acquisition conditions at the Henderson site that is the responsibility of a previous owner, and a receivable from the previous owner for the same amount has also been recorded. We believe that the previous owner will continue to honor its obligations for claims properly presented by us or by regulatory authorities, although it is possible that disputes could arise concerning the effect of contractual language, in which event we would have to subject any claims for cleanup expenses, which could be substantial, to the contractually-established arbitration process. The recent study did not include environmental matters covered by the $3.2 million environmental receivable. Such amount, as originally estimated, is included in our consolidated balance sheet as of September 30, 2005, in offsetting amounts in other assets and other long-term liabilities. The recent study also did not cover any environmental matters that we believe to be fully covered under other indemnity agreements.
     Our environmental reserves do not include any amounts with respect to liabilities that may arise with respect to the class action lawsuit that was recently filed and the notice that we recently received from the Environmental Protection Agency, both of which are discussed in Item 1 of Part II of this report.
Liquidity and Capital Resources
     Debt, Financial Leverage and Covenants. At September 30, 2005, we had $150.0 million of Senior Notes outstanding. As of September 30, 2005, we had no borrowings outstanding under a revolving credit facility expiring December 31, 2006, with a $30 million commitment and a borrowing base restriction (the “Revolver”). Together, the Senior Notes and the Revolver are referred to as the Senior Secured Debt.
     We have completed the retirement of all Senior Secured Floating Rate Guaranteed Notes and Senior Floating Rate Term Notes (collectively, the “Tranche A Notes”) that were outstanding on June 30, 2005. The $22.1 million in net proceeds of our December 2004 equity offering was applied to the redemption and prepayment of Tranche A Notes in December 2004 and January 2005, and we were required to redeem and prepay approximately $18.3 million of the principal amount of the Tranche A Notes as a result of excess cash flow for the quarter ended March 31, 2005. Such prepayment and redemption occurred during May 2005. We completed the voluntary prepayment and redemption of the remaining $6.9 million of the principal amount of Tranche A Notes on August 22, 2005.

     The holders of the Senior Notes may require us to redeem Senior Notes with net cash proceeds of certain asset sales and the holders may require us to repurchase all or a portion of the Senior Notes upon the occurrence of a change of control. In addition, we must redeem Senior Notes with the net proceeds of new common stock issuances in excess of $35 million. However, if any redemption of Senior Notes is required prior to December 31, 2006, no more than $37.5 million in principal amount of Senior Notes can be redeemed. At our option we may redeem Senior Notes, in whole or in part, on or after December 31, 2005. A premium of 5.0% of the principal amount must be paid in connection with any redemption that occurs during the twelve-month period commencing on December 31, 2005, and a premium of 2.5% of the principal amount must be paid in connection with any redemption that occurs during the twelve-month period commencing on December 31, 2006. No premium is payable in connection with any redemption that occurs on or after December 31, 2007.
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
     One of the covenants in the Revolver requires us to generate at least $21.55 million of net earnings before extraordinary gains, the effects of derivative instruments excluding derivative expenses paid by us, interest, income taxes, and depreciation and amortization (referred to as “Lender-Defined EBITDA”) for each twelve-month period ending at the end of each calendar quarter. Our Lender-Defined EBITDA for the twelve months ended September 30, 2005, was $116.8 million.
     We report amounts of Lender-Defined EBITDA generated by our business because of the covenant in the Revolver that requires us to generate specified levels of Lender-Defined EBITDA. Lender-Defined EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States of America. Lender-Defined EBITDA should not be considered in isolation of, or as a substitute for, income before income taxes as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Lender-Defined EBITDA, as defined in the Revolver, may not be comparable to similar measures reported by other companies. In addition, Lender-Defined EBITDA does not represent funds available for discretionary use.
     The calculation of Lender-Defined EBITDA for the twelve months ended September 30, 2005, and for each of the quarters in that period is as follows (dollar amounts in thousands). During the periods presented there were no extraordinary gains, derivative items or impairment charges.

	Three	Three	Three	Three	Twelve
	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended
	Dec. 31,	March 31,	June 30,	Sept. 30,	Sept. 30,
	2004	2005	2005	2005	2005

Net income	$4,535	$15,020	$24,089	$20,102	$63,746
Income tax expense	3,916	3,411	2,957	2,058	12,342

Income before income taxes	8,451	18,431	27,046	22,160	76,088
Depreciation and amortization	5,603	5,685	6,647	6,250	24,185
Interest expense	4,575	4,256	4,114	3,597	16,542

Lender-Defined EBITDA	$18,629	$28,372	$37,807	$32,007	$116,815

     If in the future the required Lender-Defined EBITDA level under the Revolver were not met or if we were to fail to comply with other covenants and the lender did not waive our non-compliance and if we were unable to terminate or refinance the credit facility, we would be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur, the lender could refuse to make further advances. Following any such refusal, customer receipts would be applied to our borrowings under the Revolver, if any, and we would not have the ability to reborrow or to access the Revolver’s letter of credit facility. This could cause us to suffer a rapid loss of liquidity and we could lose the ability to operate on a day-to-day basis. In addition, a default under the Revolver would allow the lender to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under the Senior Notes that would provide the holders of the Senior Notes with the right to demand immediate repayment. On September 30, 2005, we were in compliance with all of the covenants contained in our debt agreements.
     The Revolver contains additional covenants requiring us to maintain Liquidity (as defined in the agreement) of at least $5.0 million, and limiting capital expenditure levels to $25.0 million in each calendar year. At September 30, 2005, our Liquidity was $79.5 million, consisting of borrowing availability, net of $4.0 million in outstanding letters of credit, of $26.0 million and cash of $53.5 million. Our capital expenditures were $8.5 million in the nine months ended September 30, 2005, and we estimate that total capital expenditures in 2005 will be approximately $15.1 million. The Revolver also provides that, as a condition of borrowings, there shall not have occurred any material adverse change in our business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).
     We had no borrowings under the Revolver as of October 31, 2005. Our $30 million Revolver commitment is subject to borrowing base limitations related to the level of eligible accounts receivable, as determined in accordance with and subject to reserves established pursuant to the agreement, and as reduced by the amount of letters of credit that are outstanding. As a result, on October 31, 2005, our availability under the Revolver was approximately $26.0 million, after reducing the amount of availability by the $4.0 million of letters of credit then outstanding, and our Liquidity was $89.7 million, including cash of $63.7 million.
     The cash that we generate from our operations may not be sufficient for the repayment of the Senior Notes when they are due in December 2008. To the extent that we are unable to repay any indebtedness when it is due, it would be necessary to refinance the indebtedness, issue new equity or sell assets. The terms of any necessary new borrowings would be determined by then-current market conditions and other factors, and could impose significant burdens on our financial condition and operating flexibility, and the issuance of new equity securities could dilute the interest of our existing stockholders. We cannot provide any assurance that we will generate sufficient cash from our operations to repay our outstanding debt obligations or that we would be able to refinance any of our indebtedness, raise equity on commercially reasonable terms or at all, or sell assets, which failure could cause us to default on our debt obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our debt obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.
     Future Payment Commitments. For the three months ending December 31, 2005, we expect to have cash requirements, in addition to recurring operating and administrative costs, of approximately $15.6 million, consisting of the following: (i) interest payments of $7.4 million, (ii) capital expenditures of $6.6 million, which will be expended primarily in connection with plant turnarounds, (iii) environmental remediation spending of $0.6 million, (iv) payments of severance and benefit costs of $0.8 million and (v) contractual debt repayments of $0.2 million. These amounts are our current estimates and they could materially change. We expect to fund these obligations with our existing cash balances or through internally-generated cash flows from operations, including changes in working capital.
     We are subject to Sarbanes-Oxley Section 404 compliance beginning this year. As of September 30, 2005, we had incurred $1.5 million in costs for professional services in connection with our assessment of the effectiveness of our internal control structure and procedures for financial reporting, and we anticipate that we will incur approximately $1.9 million in additional costs for such professional services.
     Defined benefit and post-retirement plan liabilities totaled $23.2 million at December 31, 2004. Our contributions to these plans were $4.0 million during the nine months ended September 30, 2005. Applicable regulations require at least $0.7 million in additional contributions for the year ending December 31, 2005, and we anticipate that before the end of 2005 we may also be required to make a lump sum contribution of $1.5 million as a result of employee terminations associated with the closing of our Cornwall plant.
     Net Operating Loss Carryforward. As of December 31, 2004, our available net operating loss carryforward (“NOL”) for U.S. income tax purposes was $97.8 million. At the same date our available Canadian NOL was $28.1 million. If not used, the U.S. NOL will expire in 2022 through 2024 and the Canadian NOL will expire in 2009 and 2010.
     Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership by holders of five percent or more of the equity over a three-year period), the corporation’s ability to use its pre-change NOL and other pre-change tax attributes against its post-change income is limited (the

“Section 382 Limitation”). In addition, on the basis of recent analysis of the application of the bankruptcy provisions of Section 382, we have determined that interest expense on debt converted into stock that was deducted in the pre-change period (2001) and the three prior years (1998 through 2000) reduced the NOL carried forward into 2002. As a result of the interaction of these two provisions of Section 382, our U.S. NOL as of December 31, 2000 (“Predecessor NOL”) was reduced to $10.1 million. We can apply up to $0.5 million of Predecessor Company NOL to offset current taxable income in each year through 2020, although any such amount that is not applied in a particular year is available for use in future periods.
     A valuation allowance was recorded against the Predecessor Company NOL on December 31, 2001, in connection with our emergence from bankruptcy. This valuation allowance will be adjusted through paid-in capital in accordance with the principles of fresh-start reporting in the periods that we determine it is more likely than not that these deferred tax assets will be realized. The corresponding recognition of the Predecessor Company NOL is reflected as a charge to the tax provision in the period of determination. During the nine-month period ended September 30, 2005, $2.5 million of Predecessor Company NOL was realized, which resulted in a credit of $0.9 million to paid-in capital and $0.9 million of deferred tax expense.
     As of December 31, 2004, NOL incurred in 2002, 2003 and 2004 (“Successor Company NOL”) amounting to $87.6 million was not subject to the Section 382 Limitation. The Successor Company NOL can be used to offset taxable income in 2005 and subsequent years. However, there have been a number of purchases of our common stock resulting in holders owning more than five percent of our common stock. Any significant changes in the ownership of our common stock in the future by existing or additional five percent holders could result in the application of the Section 382 Limitation, limiting our ability to utilize the Successor Company NOL.
     For the first nine months of 2005, we recognized an income tax provision of $8.4 million, consisting of $6.3 million of deferred tax expense with respect to our Canadian operations, and $0.9 million of deferred tax expense and $1.2 million of current tax expense with respect to our U.S. operations. During the period we applied approximately $21.6 million of our Canadian NOL and $54.4 million of our U.S. Company NOL to offset current taxable income in Canada and the U.S. As of September 30, 2005, we continued to reflect a valuation allowance for the full amount of the U.S. net deferred tax assets due to uncertainties as to whether we will generate future taxable income so as to realize the benefit of the deferred tax assets. In the first quarter of 2005 certain long-term deferred tax assets were reclassified to other current assets on the consolidated balance sheet after an evaluation of the likelihood of their application to future earnings.
     Net Cash Flows from Operating Activities. During the first nine months of 2005, our cash flow provided by operating activities was $90.4 million, $71.5 million more than during the same period in 2004. The increase was primarily attributable to increased sales, resulting for the most part from higher ECU prices. Changes in operating assets and liabilities were approximately $2.8 million lower than during the nine months ended September 30, 2004, primarily as a result of an increase in accounts receivable, due to higher sales, and changes in accounts payable and accrued liabilities related to employee bonus accruals, electricity rates and taxes.
     Net Cash Flows used in Investing Activities. Net cash used in investing activities, which related primarily to capital expenditures during the first nine months of both 2005 and 2004, was $6.3 million in the first nine months of 2005, about $0.1 million higher than in the same period in 2004.
     Net Cash Flows used in Financing Activities. Net cash used in financing activities during the first nine months of 2005 was approximately $46.9 million, relating primarily to the prepayment of long-term debt. Cash used in financing activities during the same period in 2004 was approximately $11.5 million, due primarily to repayments, net of borrowings, of $10.0 million on the Revolver and other debt payments of $1.6 million.
Critical Accounting Policies and Estimates
     Our Annual Report on Form 10-K for the year ended December 31, 2004, includes a discussion of the critical accounting policies and estimates that we use in the preparation of our financial statements. There were no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2005, other than the changes to our estimates with respect to environmental remediation liabilities, as discussed above.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2005, Compared to Three Months Ended September 30, 2004
     Revenues. Our revenues for the three months ended September 30, 2005 and 2004 were derived as follows (dollars in thousands, except ECU netback):

	Three Months Ended
	September 30,
	2005	2004
Chlorine and caustic soda	$96,500	$75,153
Other products	36,273	30,808

	$132,773	$105,961

ECU netback*	$581	$409

*	The ECU netback relates only to sales of chlorine and caustic soda to customers, and not to the value of chlorine and caustic soda that is incorporated in other products that we manufacture and sell.
     During the three months ended September 30, 2005, we produced 164,343 tons of chlorine and 180,777 tons of caustic soda; we used approximately 26% of the chlorine and 13% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. We also purchased 15,227 tons of caustic soda for resale during the quarter. During the three months ended September 30, 2004, we produced 177,751 tons of chlorine and 195,526 tons of caustic soda; we used approximately 35% of the chlorine and 14% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. We purchased 35,080 tons of caustic soda for resale during the 2004 quarter.
     Revenues increased by $26.8 million, or approximately 25%, to $132.8 million for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004. An increase in our revenues from sales of chlorine and caustic soda, resulting from higher ECU prices, was offset in part by lower ECU sales volumes that resulted from a lower production level as well as reduced purchases for resale. The average ECU netback (which relates only to sales of chlorine and caustic soda to customers) for the three months ended September 30, 2005, was $581, an increase of 42% from the average netback of $409 during the three months ended September 30, 2004. Our revenues in the most recent quarter were also favorably affected by increased prices for our other products, with an increase of $6.6 million in revenues from bleach sales.
     Cost of Sales. Cost of sales increased by $4.8 million for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004. Cost of sales represented approximately 72% of revenues in the 2005 quarter, compared to approximately 86% in the 2004 quarter. In the most recent quarter our variable product costs were $0.6 million lower, with a $5.7 million increase resulting from higher prices for salt, electricity and other raw materials being partially offset by $3.3 million due to lower production volumes and by $2.9 million due to lower purchase for resale volumes. An additional $3.3 million in costs resulted from a reduction of inventory during the period. In addition, during the most recent quarter our maintenance costs were approximately $2.5 million higher, primarily due to periodic maintenance expense at our Becancour and St. Gabriel facilities, and our freight costs decreased by approximately $0.4 million. Our depreciation expense was also approximately $0.7 million higher in the quarter ended September 30, 2005, than in the third quarter of 2004, primarily as a result of $0.3 million of additional depreciation of assets at the Tacoma chlor-alkali facility, resulting from the decision in the second quarter of 2005 to terminate use of the facility by September 2005. These increases were partially offset by $0.8 million of lower personnel expenses, primarily due to the absence of an employee bonus that was paid in the third quarter of 2004. Other companies may include certain of these costs in selling, general and administrative expenses, resulting in a lack of comparability between our gross profit and that reported by other companies.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.3 million, or approximately 61%, to $8.7 million for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004. There was a $0.7 million increase in consulting fees, primarily reflecting an increase of $1.7 million for fees related to compliance with the requirements of the Sarbanes Oxley Act, partially offset by the absence of consulting fees related to Project STAR that were incurred in the third quarter of 2004. Additionally, there was $2.4 million of higher personnel expenses primarily as a result of increased employee bonus accruals. Other companies may include as a component of selling, general and administrative expenses certain costs that we recognize as cost of sales. As a result, our gross profit may not be comparable to that reported by other companies.

     Other Items. Other items represented $0.5 million of cost for the three months ended September 30, 2005, an increase of approximately $0.4 million compared to the same period in 2004. The 2005 period included losses on miscellaneous asset dispositions of $0.3 million and employee severance costs of $0.2 million relating to the termination of operations at the Tacoma terminal. These costs were partially offset by a gain related to the sale in the second quarter of 2005 of the chlorinated paraffin operations at the Cornwall facility, comprised primarily of $0.2 million related to the satisfaction of certain purchase price contingencies in the third quarter of 2005.
     Interest Expense. Interest expense of $3.6 million for the three months ended September 30, 2005, was approximately $1.0 million less than during the three months ended September 30, 2004, as a result of lower debt balances during the 2005 period. We completed the retirement of all outstanding Tranche A Notes on August 22, 2005, and there were no borrowings under the Revolver during the third quarter of 2005.
     Other Expense, Net. Other expense, net of $1.7 million in the third quarter of 2005 primarily reflected a currency exchange loss, which resulted from an decrease in the rate at which Canadian dollar denominated amounts were converted into U.S. dollar balances (from $1.2254 at June 30, 2005, to $1.1627 at September 30, 2005). Other expense, net of $1.8 million for the third quarter of 2004 also reflected currency exchange loss.
     Income Tax Benefit (Expense). We had income tax expense of $2.1 million for the quarter ended September 30, 2005, compared to an income tax benefit of $1.2 million in the third quarter of 2004. The effective income tax rate was 9% for the quarter ended September 30, 2005, and 43% for the quarter ended September 30, 2004. In the current quarter the effective rate varied from the combined state and federal statutory rate principally due to a change in the recorded valuation allowance resulting from the utilization of U.S. NOL. In the same quarter for the prior year the effective rate varied from the combined state and federal statutory rate due to a change in the recorded valuation allowance resulting from the utilization of U.S. NOL, partially offset by an income tax benefit from a loss from our Canadian operations.
Nine Months Ended September 30, 2005, Compared to Nine Months Ended September 30, 2004
     Revenues. Our revenues for the nine months ended September 30, 2005 and 2004 were derived as follows (dollars in thousands, except ECU netback):

	Nine Months Ended
	September 30,
	2005	2004
Chlorine and caustic soda	$288,123	$208,911
Other products	96,599	86,164

	$384,722	$295,075

ECU netback*	$569	$366

*	The ECU netback relates only to sales of chlorine and caustic soda to customers, and not to the value of chlorine and caustic soda that is incorporated in other products that we manufacture and sell.
     During the nine months ended September 30, 2005, we produced 506,981 tons of chlorine and 557,679 tons of caustic soda; we used approximately 24% of the chlorine and 11% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. We also purchased 41,298 tons of caustic soda for resale during the first nine months of 2005. During the nine months ended September 30, 2004, we produced 530,710 tons of chlorine and 583,781 tons of caustic soda; we used approximately 31% of the chlorine and 12% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. We purchased 105,220 tons of caustic soda for resale during the first nine months of 2004.
     Revenues increased by $89.6 million, or approximately 30%, to $384.7 million for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. An increase in our revenues from sales of chlorine and caustic soda, resulting from higher ECU prices, was offset in part by lower ECU sales volumes that resulted from a lower production level as well as reduced purchases for resale. The average ECU netback (which relates only to sales of chlorine and caustic soda to customers) for the nine months ended September 30, 2005, was $569, an increase of 55% from the average netback of $366 during the nine months ended September 30, 2004. Our revenues in the most recent period were also favorably affected by increased prices for our other products, with an increase of $12.4 million in revenues from bleach sales.
     Cost of Sales. Cost of sales increased by $12.4 million for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. Cost of sales represented approximately 72% of revenues in the 2005 period, compared to approximately 89% in the year-earlier period. For the most recent nine-month period our variable product costs were $3.3 million higher than in the 2004 period, with a $12.5 million increase resulting from higher prices for salt, electricity and other raw materials being partially offset by $4.9 million due to lower production volumes, in addition to $4.3 million of lower purchases for resale. An additional $3.8 million in costs resulted from a reduction of inventory during the period. Maintenance costs were $7.4 million higher, primarily due to increased maintenance expenses at our Henderson, Becancour and St. Gabriel plants, including $2.3 million of turnaround costs at our St. Gabriel plant, mainly in the first quarter of 2005. Also included in the most recent period was increased non-variable utilities cost of $1.0 million. Logistics expenses decreased by approximately $0.6 million in the 2005 period, and there was also a $1.6 million reduction in salaries and other employee-related costs relating to workforce reductions resulting from Project STAR. In addition, there was a $1.4 million decrease in depreciation expense, with the absence of a $3.4 million charge in the first quarter of 2004 that related to our decision to discontinue chlor-alkali production at our Tacoma facility, and $1.1 million of additional depreciation in the 2005 period primarily as a result of additional depreciation of assets at the Tacoma chlor-alkali facility. Other companies may include certain of these costs in selling, general and administrative expenses, resulting in a lack of comparability between our gross profit and that reported by other companies.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.8 million, or approximately 24%, to $25.2 million for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. The increase was primarily attributable to an increase in personnel expenses of $5.0 million, resulting from increased employee bonus accruals, along with an increase in bad debt expense of approximately $0.9 million due to a much higher level of accounts receivable. There was also a net decrease of $1.4 million in consulting fees, primarily reflecting the absence of $3.6 million of fees related to Project STAR that we incurred in the first nine months of 2004, partially offset by $2.4 million of consulting fees related to compliance with the requirements of the Sarbanes Oxley Act. Other companies may include as a component of selling, general and administrative expenses certain costs that we recognize as cost of sales. As a result, our gross profit may not be comparable to that reported by other companies.
     Other Items. There were $2.5 million in costs related to other items for the nine months ended September 30, 2005, a decrease of approximately $1.0 million compared to the same period in 2004. The 2005 period included $0.3 million of losses related to miscellaneous asset dispositions, a $1.3 million loss related to the sale of the chlorinated paraffin operations at the Cornwall facility, and $1.0 million relating to employee severance costs relating to Project STAR, the realignment of certain Canadian operations in the first quarter of 2005 and termination of operations at the Tacoma terminal. The 2004 period included employee severance and related costs of $3.2 million related to Project STAR.
     Interest Expense. Interest expense of $12.0 million during the first nine months of 2005 was approximately $1.8 million lower than during the first nine months of 2004, as a result of lower debt balances during the period. We completed the retirement of all outstanding Tranche A Notes on August 22, 2005, and there was a lower level of borrowings under the Revolver during the 2005 period.
     Other Expense, Net. Other expense, net of $1.1 million for the nine months ended September 30, 2005, primarily reflected a currency exchange loss, which resulted from a decrease in the rate at which Canadian dollar denominated amounts were converted into U.S. dollar balances (from $1.2020 at December 31, 2004, to $1.1627 at September 30, 2005). Other expense, net of $1.1 million for the first nine months of 2004 also primarily resulted from currency exchange loss.
     Income Tax Benefit (Expense). We had income tax expense of $8.4 million for the nine months ended September 30, 2005, compared to an income tax benefit of $1.8 million for the prior-year period. The effective income tax rate was 12% for the nine months ended September 30, 2005, and 24% for the nine months ended September 30, 2004. In the nine months ended September 30, 2005, the effective rate varied from the combined state and federal statutory rate principally due to a change in the recorded valuation allowance resulting from the utilization of U.S. NOL, offset by income tax expense of our Canadian operations. In the corresponding period for 2004 the effective rate varied from the combined state and federal statutory rate principally due to a change in the recorded valuation allowance resulting from the utilization of U.S. NOL, offset by an income tax benefit from a loss from our Canadian operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The nature of our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2004, did not change significantly during the nine months ended September 30, 2005.
ITEM 4. CONTROLS AND PROCEDURES
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On October 21, 2005, Pioneer Americas LLC was served with a lawsuit that was filed in the 18th Judicial District Court of the State of Louisiana. The lawsuit, Claude Frazier, et al. v. Pioneer Americas LLC and State of Louisiana through the Department of Environmental Quality (No. 63,065), is a purported class action that alleges that a mercury release from our St. Gabriel plant in 2004 caused the plaintiffs various damages, including physical injuries, pain and suffering, mental pain and anguish, past and future lost wages, travel expenses, past and future medical, hospital and pharmaceutical expenses, present and future medical monitoring expenses and loss of enjoyment of life. The lawsuit relates to the same incident that is the subject of an administrative proceeding instituted by the Louisiana Department of Environmental Quality on May 3, 2005, alleging that the emissions exceeded the permit limits authorized in the existing state air permit. The plaintiffs have not quantified their claims of damages and the outcome of this matter cannot be predicted. However, we believe we have good defenses and intend to vigorously defend against the claims asserted in this lawsuit.
     On October 31, 2005, Pioneer received a notice from the Environmental Protection Agency (the “EPA”) stating that the EPA has determined that Pioneer is a potentially responsible party with respect to the Mercury Refining Superfund Site in Albany County, New York. The EPA states that it has information indicating that Pioneer arranged for the treatment or disposal of mercury-bearing materials at the Mercury Refining Superfund Site. Pioneer has not yet been able to confirm whether it arranged for the treatment or disposal of material at the site, or when it may have done so. We are actively investigating our involvement, if any, with the site.
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
     From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning the timing and success of specific projects (including our organizational efficiency project and the sale of excess land at our Henderson facility), our future prices, liquidity, debt levels, production, revenue, income, expenses, product margins, cash flows, capital spending and pension contributions, and the effects of current and future environmental requirements. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “forecast,” “budget,” “goal” or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement. Any statement contained in this report, other than statements of historical fact, is a forward-looking statement.
     Various statements in this report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution against any undue reliance on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	general economic, business and market conditions, including economic instability or a downturn in the markets served by us;

•	the cyclical nature of our product markets and operating results;

•	competitive pressures affecting selling prices and volumes;

•	the supply/demand balance for our products, including the impact of excess industry capacity of the construction of new industry capacity;

•	the occurrence of unexpected manufacturing interruptions and outages, or costs and expenses occurring as a result of production hazards, an interruption in the supply of electricity, salt or other raw materials, labor unrest or natural disasters;

•	failure to comply with financial covenants contained in our debt instruments;

•	inability to make scheduled payments on or refinance our indebtedness;

•	loss of key customers or suppliers;

•	increased prices for raw materials, including electricity;

•	disruption of transportation or higher than expected transportation or logistics costs;

•	environmental liabilities or costs and other expenditures in excess of those projected or resulting from unexpected discharges into the environment;

•	changes in laws and regulations inside or outside the United States;

•	uncertainty with respect to interest rates and fluctuations in currency exchange rates;

•	limitations on our NOL utilization;

•	the effects of our organizational efficiency project;

•	our ability to complete the sales of certain excess land; and

•	the occurrence of extraordinary events, such as the attacks on the World Trade Center and the Pentagon that occurred on September 11, 2001, or the war in Iraq.
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
ITEM 6. EXHIBITS

31.1	Certification of Michael Y. McGovern required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Gary L. Pittman required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Michael Y. McGovern required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Gary L. Pittman required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

99.1†	Items incorporated by reference from the Pioneer Companies, Inc. Form 10-K for the year ended December 31, 2004: Item 1 Business – Risks (pages 13 – 19 of the Form 10-K).

†	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PIONEER COMPANIES, INC.

Date: November 14, 2005	By:	/s/ Gary L. Pittman

Gary L. Pittman
Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

31.1	Certification of Michael Y McGovern required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Gary L. Pittman required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Michael Y. McGovern required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Gary L. Pittman required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

99.1†	Items incorporated by reference from the Pioneer Companies, Inc. Form 10-K for the year ended December 31, 2004: Item 1 Business – Risks (pages 13 – 19 of the Form 10-K).

†	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference