Form 10-K
period 2005-12-31
PIONEER COMPANIES INC
filed 2006-03-16
CIK 830141

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common stock, par value $.01 per share
(Title of class)
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $248,300,000 as of June 30, 2005, based upon the closing sale price of the registrant’s common stock on the NASDAQ National Market on that date. For purposes of the above statement only, all directors, executive officers and 10% shareholders are deemed to be affiliates.
      There were 11,758,672 shares of the registrant’s common stock outstanding on March 1, 2006.
      DOCUMENTS INCORPORATED BY REFERENCE:
      Portions of the registrant’s definitive proxy statement for the registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

      Certain statements in this Form 10-K regarding future expectations of Pioneer’s business and Pioneer’s results of operations, financial condition and liquidity may be regarded as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements relate to matters that are not historical facts. Such statements involve risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A of this Form 10-K. Actual outcomes may vary materially.

PART I

ITEM 1.	BUSINESS
Overview

Business and Products
      Pioneer Companies, Inc. and its subsidiaries have manufactured and marketed chlorine, caustic soda and related products in North America since 1988. We conduct our primary business through our operating subsidiaries: PCI Chemicals Canada Company (which we refer to as PCI Canada) and Pioneer Americas LLC (which we refer to as Pioneer Americas).
      Chlorine and caustic soda are commodity chemicals that are used as raw materials in a wide variety of applications and chemical processes. We believe they are the seventh and sixth most commonly produced chemicals, respectively, in the United States, based on volume. Caustic soda and chlorine are co-products which are produced simultaneously through the electrolysis of salt water in a fixed ratio of approximately 1.1 to 1. An Electrochemical Unit, which the industry refers to as an “ECU”, consists of 1.1 tons of caustic soda and 1 ton of chlorine.
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
      Caustic soda is a versatile chemical alkali used in a diverse range of manufacturing processes, including pulp and paper production, metal smelting and oil production and refining. Caustic soda is combined with chlorine to produce bleach, which is used for water and waste disinfection. Caustic soda is also used in the manufacture of a wide variety of other end-use products, including detergents, rayon and cellophane.

Plant Locations
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

Asset Sales and Redeployments
      Sale of Tacoma, Washington Facility. In March 2002, we idled the remaining production capacity at our chlor-alkali manufacturing facility in Tacoma. On December 29, 2005, we completed the sale of this site to Mariana Properties, Inc. (“Mariana”), a subsidiary of Occidental Chemical Corporation (“OxyChem”). We also own and operate a bleach production and chlorine repackaging facility in Tacoma, which was not affected by this recent transaction.
      We had originally purchased the Tacoma facility from a subsidiary of OxyChem in 1997. Under the 1997 purchase agreement, the OxyChem subsidiary was responsible for ongoing environmental remediation activities at the site and the adjacent Hylebos Waterway until June 17, 2027 when Pioneer Americas would assume responsibility for certain environmental remediation obligations to the extent they were still outstanding at that time. We had earlier recorded a reserve of approximately $4.5 million for this potential remediation obligation.
      As a result of the sale, we received $750,000 of cash proceeds and Mariana agreed to assume all environmental obligations with respect to the site, including our environmental remediation obligations after June 17, 2027, if any, that arise from the historical use of the site. OxyChem has also guaranteed Mariana’s obligations in connection with the sale. This sale provides OxyChem with control over the site, which should allow it to better manage the environmental remediation. As a result of this transaction, we reduced our environmental reserve by $4.5 million due to the assumption by Mariana of our prior obligation to assume any residual remediation activities not completed by June 17, 2027. We recognized a $4.1 million gain as a result of this sale, which is included in Other Items in the consolidated statement of operations.
      Termination of Operations at Cornwall; Sale of Paraffin Operations. In April 2005, we completed the relocation of the bleach production assets from our Cornwall plant to our Becancour facility. During the second quarter of 2005, we decided to terminate the remaining operations at our Cornwall plant, and we sold the chlorinated paraffin operations at the plant for cash consideration of $1.0 million. Pursuant to the purchase agreement, we may also receive up to $220,000 in each quarter through June 30, 2009, for a maximum of $3.5 million, upon the satisfaction of certain purchase price contingencies tied to the future supply of chlorine to the buyer under a separate supply agreement. We recognized a $1.8 million loss as a result of this sale, which is also included in Other Items in the consolidated statements of operations. During the third and fourth quarters of 2005, the applicable purchase price contingencies were satisfied, and we recognized a gain of $440,000, which is also included in Other Items in the consolidated statements of operations. The remaining operations at our Cornwall plant, which were related to the production of anthraquinone, were terminated during the third quarter of 2005. At the end of the current lease term which expires in 2007 and for which the remaining rent is a nominal amount, we will return the plant facility to the lessor. The plant is fully depreciated.
      Pending Sale of Acreage in Henderson, Nevada. In June 2005, we announced that Pioneer Americas had entered into an agreement to sell approximately 60 acres of vacant land located adjacent to our chlor-alkali manufacturing facility in Henderson. While the sale was originally expected to close in 2005, difficulties in obtaining local governmental approvals and other closing conditions have delayed the closing to what is now anticipated to be in the second half of 2006. The agreement was extended through March 31, 2006 and we are currently discussing the possibilities of a further extension with the buyer. We anticipate that we will realize approximately $22.8 million in net proceeds from the transaction with this land, which has a nominal book value. We anticipate that the net proceeds from this transaction, if it is completed, will be used to redeem a portion of our outstanding 10% Senior Secured Notes due 2008 (“Senior Notes”).

Chlorine Products Market; Competition
      Chlor-alkali manufacturers in the United States and Canada account for approximately 24% of world chlor-alkali annual production capacity, with approximately 14.8 million tons of chlorine and 16.3 million tons of caustic soda production capacity. According to data from Chemical Market Associates, Inc. (“CMAI”), a global petrochemical, plastics, fibers and chlor-alkali consulting firm, the Dow Chemical Company (“Dow”) and OxyChem are the two largest chlor-alkali producers in North America, together representing approximately 55% of U.S. and Canadian capacity. Sixteen companies share the remaining capacity, and approximately 75% of the total capacity is located on the Gulf Coast. The chlor-alkali industry in the United States and Canada is highly competitive, and many of our competitors, including Dow and OxyChem, are substantially larger and have greater financial resources than we do. While widely available technology is used in chlor-alkali production, there are large capital requirements, regulatory requirements and difficult permitting requirements for the production of chlor-alkali and chlor-alkali related products.
      Competitive Advantages and Disadvantages. Our ability to compete effectively depends on our ability to maintain a competitive cost structure, to provide reliable and responsive service to our customers and to operate in a safe and environmentally responsible manner. Our goal is to build long-term relationships with our customers by meeting their product quality, delivery schedule and sales support needs. We believe that there are some characteristics of our production capabilities that distinguish us from our competitors, including the following:

•	our Becancour facility is a lower-cost production facility as a result of the availability of lower-priced hydropower;

•	our St. Gabriel facility has three pipelines that allow us to efficiently transport and supply chlorine to customers in the area; and

•	our Henderson facility is the only currently operating chlor-alkali production facility in the southwestern region of the United States, providing us with a strong regional presence and transportation cost advantages. However, a competitor is expected to start production at a new plant in the Northwestern U.S. in early 2006 with a production capacity reported to be approximately 80,000 ECUs.
      In 2005, approximately 174,000 tons (25%) of the chlorine and 75,000 tons (9%) of the caustic soda that we produced at our chlor-alkali plants were used for our internal production of other products, primarily bleach and hydrochloric acid. We sell our remaining production in the merchant market. In contrast, many chlor-alkali companies use a large proportion of the chlorine that they produce for the internal production of other chemical products. At times those companies treat the caustic soda that they produce as a secondary product that they are willing to dispose of at a discount, which affects the prices we are able to realize for sales of caustic soda.
      Some of the competitive disadvantages that we face include:

•	relatively high power costs at our Henderson and St. Gabriel facilities, which costs are largely dependent on the price of natural gas which can be volatile;

•	our inability to serve some customers in Canada and the United States without incurring significant transportation costs;

•	our need to acquire salt from third-party producers, with attendant availability, cost and transportation issues;

•	our inability to spread our fixed costs over a large manufacturing base, like some of our much larger competitors; and

•	our St. Gabriel and Dalhousie facilities use the mercury cell production process, rather than the more efficient membrane cell technology used by many of our competitors which requires less power.
See “Marketing, Pricing, Production and Transportation — Marketing” below.
Marketing, Pricing, Production and Transportation

Marketing
      Chlorine and caustic soda are commodity chemicals that we typically sell under contracts to customers in the United States and Canada, although we occasionally export a relatively small amount of caustic soda on a spot basis. Because chlorine and caustic soda are commodity chemicals, our sales contracts often contain pricing that is determined on a quarterly basis by mutual agreement. Contracts that we entered into during prior periods sometimes contained “meet or release” clauses that allow the customer to terminate the contract if we do not meet a better price offered the customer by a competitor. Our contracts may also allow either party to terminate the agreement if mutual agreement as to the applicable price for future product purchases is not reached. Both the chlorine and caustic soda markets have been, and are likely to continue to be, cyclical. Furthermore, these markets are often counter-cyclical, whereby one market is relatively strong and the other market is relatively weak. Periods of high demand, high capacity utilization and increasing operating margins tend to result in new plant investments in the industry and increased production until supply exceeds demand, followed by a period of declining prices and declining capacity utilization until the cycle is repeated. See Item 1A. “Risk Factors — The chlor-alkali industry is cyclical and subject to periodic downturns. . .” below.
      Approximately 31% of our 2005 revenues came from product sales for use in water treatment, approximately 18% came from product sales for use in the pulp and paper industry and approximately 10% came from product sales for use by urethane producers. We rely heavily on repeat customers, and our management and sales personnel are responsible for developing and maintaining successful long-term relationships with our customers. We also sell certain products to distributors, although we have reduced our reliance on the use of distributors over the course of the last several years. No customer accounted for more than 10% of our total revenues in any of our last three fiscal years.
      The vinyl and aluminum industries use significant amounts of chlorine and caustic soda production. While we do not sell large amounts of our products to customers in either industry, conditions in those industries have a material effect on the overall market supply of chlorine and caustic soda and hence the prices paid by our customers.
      We primarily use our own sales force to serve our markets, although we also sell some of our products to distributors. We use one of our downstream bleach production facilities and three leased terminal facilities to store and distribute caustic soda. We use an additional ten transfer facilities owned by third parties where rail shipments of caustic soda and hydrochloric acid are transloaded to trucks for local distribution.

Pricing
      In accordance with industry practice, we compare ECU prices on a netback basis, reporting and analyzing prices net of the cost of transporting the products to customers to allow for a comparable means of price comparisons between periods and with respect to our competitors. Our average ECU netback was $581 in 2005, compared to $393 in 2004 and $382 in 2003. For purposes of determining our ECU netback, we use prices that we realize as a result of sales of chlorine and caustic soda to our customers, and we do not include the value of chlorine and caustic soda that is incorporated in other products that we manufacture and sell.
      Quarterly average ECU netbacks for 2005, 2004 and 2003 were as follows:

	2005	2004	2003

First Quarter	$548	$339	$362
Second Quarter	577	354	406
Third Quarter	581	409	392
Fourth Quarter	619	480	366
      We announced price increases for chlorine and caustic soda in 2004 and 2005 that are set forth in the following table (stated on a per-ton basis). Increasing demand for chlorine since the beginning of 2004 and increasing demand for caustic soda beginning in the second quarter of 2004 led us to announce a series of price increases for those products. The most recent increases in the third and fourth quarters of 2005 were brought about by the effects of Hurricanes Katrina and Rita.

	Chlorine	Caustic Soda

2004:
First Quarter	$75	$—
Second Quarter	20	95
Third Quarter	20	110
Fourth Quarter	20	50
2005:
First Quarter	$20	$40
Second Quarter	—	30
Third Quarter	25	125
Fourth Quarter	—	60	(1)
2006:
First Quarter (through March 1)	25	—

(1)	In late October 2005, we announced an additional caustic soda price increase of $160 per ton, although this increase was subject to a temporary voluntary allowance of $100 per ton. We reserved the right to remove all or any portion of the temporary voluntary allowance at any time following the effective date of the price increase, upon notice to our customers.
All of the price increases that we announce are implemented when announced or as soon as permitted by applicable contract terms. We generally do not announce product price decreases, which are implemented in accordance with applicable contract terms as a result of negotiations with individual customers or through the application of an externally-determined pricing formula.
      Our annual production capacity is approximately 725,000 ECUs, or 1,500,000 tons of chlorine and caustic soda. Most of the chlorine and caustic soda that we sell to customers is sold under contracts with varying terms and conditions. As of January 1, 2006, we had contracts that cover the anticipated sale of an annual total of approximately 470,000 tons of chlorine and caustic soda (including equivalent amounts that will be sold as bleach or hydrochloric acid), and that are subject to contractual provisions that could restrict or eliminate our ability to increase the netback we will receive for the amount of product that is sold under those contracts. Of the contracts that are subject to such restrictions, contracts with respect to approximately 380,000 tons will expire over the course of the next three years, and the remainder will expire over the following five years.
      The prices that we realize for contract sales of chlorine and caustic soda during any quarter, and thus our average ECU netback for the quarter, are different from the chlorine and caustic soda contract prices that are reported by CMAI. CMAI’s reported monthly contract prices are based on the assumption that price changes are implemented on the first day of the calendar quarter that follows announced price changes, while we have a mix of pricing provisions that in some cases limits or delays the implementation of price changes. CMAI’s reported monthly contract prices also relate to products that are produced and delivered in the U.S. Gulf Coast. While the majority of the demand for North American chlor-alkali production does occur in the U.S. Gulf Coast region, only one of our plants is located in that region, and regional supply and demand factors and logistical considerations generally result in varying regional prices for our products.
      During the fourth quarter of 2005, our average ECU netback was $619, while the average ECU netback quoted by CMAI for the same quarter was $861. In general, changes in our average ECU netback and the related effect on our revenues and cash flow have lagged changes in our announced prices and changes in the contract prices that are reported by CMAI, although the corresponding benefit to us in a period of declining prices is of a somewhat lesser magnitude. The following table illustrates the recent relationship between our average ECU netback and the monthly contract price reported by CMAI:
      Our average ECU netback for the first two months of 2006 was approximately $620. Based on current CMAI forecasts, we anticipate that our average ECU netback may decrease from this level during 2006.

Production
      Our annual production capacity of 725,000 ECUs is determined on the basis of the amount of chlorine and caustic soda our plants can produce under normal operating conditions on an annual basis, after taking into consideration plant shut downs that are scheduled for major maintenance activities. ECU production volumes at our chlor-alkali facilities and at all chlor-alkali industry production facilities in the U.S. and Canada for 2005, 2004 and 2003 were as follows:

				% of Production
	ECUs (in tons)			Capacity

	2005	2004	2003	2005	2004	2003

Pioneer production volume	671,000	704,000	671,000	93%	97%	93%
Industry production volume(1)	13,264,000	14,385,000	13,890,000	90%	97%	84%

(1)	Sources: Chlorine Institute, CMAI and internal estimates.
      We also purchased 56,000 tons, 130,000 tons and 140,000 tons of caustic soda for resale in 2005, 2004 and 2003, respectively. On average, our margins on purchases for resale are lower than the margins we realize from the sales of caustic soda that is produced in our own plants. Some of the purchases for resale are made under a contract with one supplier, while others are made on a spot basis. In 2004 we met contractual commitments for caustic soda previously produced at our Tacoma chlor-alkali production facility through purchases for resale. Those commitments have now terminated, which led to the reduced need for purchases for resale in 2005. While we anticipate some continuing need for purchases for resale to address seasonal variations in demand for caustic soda or to take advantage of new sales opportunities, we expect future purchases for resale to remain at lower levels than those of 2003 and 2004.
      Production rates for chlorine and caustic soda are generally based upon demand for chlorine, because storage capacity for chlorine is both limited and expensive. When demand for chlorine is high and operational capacity is expanded accordingly, an increase in the supply of both chlorine and caustic soda occurs since chlorine and caustic soda are produced in a fixed ratio. As a result, the price of caustic soda is often depressed, as there is insufficient demand for the increased supply. This imbalance may have the effect of reducing our operating profits, or even creating operating losses, because declining margins in caustic soda may partially or totally offset or even exceed improving margins in chlorine. On the other hand, when demand for chlorine declines to a level below plant operational capacity and available storage is filled, production must be curtailed, even if demand for caustic soda has increased. This imbalance may also have the effect of reducing our operating profits, or even creating operating losses, because improving margins for caustic soda may be partially or totally offset or even exceeded by both declining margins in chlorine and the reduced production of both products. Our railcars can, under certain circumstances, be used to provide additional storage capacity, but only to a limited extent.

Production Disruptions in 2005
      From time to time, we experience disruptions in our operations, which are generally caused by the following:

•	Rail Transportation Disruptions. Disruptions in rail transportation can reduce our ability to obtain adequate amounts of salt and also interrupt our ability to transport our products to our customers. In January 2005, we reduced production at our Henderson plant due to flooding in California and Utah that disrupted rail transportation of salt to the plant and shipments from the plant to our customers and our bleach plants in California. In the third quarter of 2005, Hurricanes Katrina and Rita caused a shortage of available railcars and other transportation disruptions that caused our Becancour chlor-alkali plant to operate at a reduced capacity for a portion of the third quarter.

•	Unexpected Reductions in Customer Orders. Reductions in orders from our customers caused by seasonal fluctuations in usage or other factors, such as production disruptions at their facilities, can cause us to reduce plant production if we are not able to find alternate customers to purchase the excess product on short notice. These types of reductions affected our Becancour plant in January 2005 and our St. Gabriel plant in June 2005.

•	Planned and Unplanned Maintenance Outages. We regularly schedule maintenance outages at our plants to perform needed maintenance on the equipment. In addition, we may experience equipment failures or other problems that require a plant to be shut down to fix the problem. We had planned maintenance outages at our St. Gabriel plant in March 2005, and at our Becancour, Dalhousie and Henderson plants in the fourth quarter of 2005. We also encountered temporary production difficulties at our Becancour plant as well as a plant shutdown at our St. Gabriel plant in late September caused by an electrical problem that was resolved during the first week of October.

•	Acts of Nature. In August and September 2005, our St. Gabriel plant was shut down as a precaution when Hurricanes Katrina and Rita approached the Gulf Coast. The plant sustained minor storm damage from Hurricane Katrina which caused the plant to be shut down for six days.
Our 2005 production of 671,000 ECUs was 93% of our production capacity of 725,000 ECUs.

Environmental Health and Safety Practices
      The chlor-alkali products that we make can be dangerous to humans and the environment if not handled safely. Accordingly, we try to manage our production facilities in a way that we believe will protect the environment and the health and safety of our employees, customers and surrounding communities. For this purpose, our management and employees strive to improve our health, safety and environmental performance, and work to prevent workplace injuries and environmental accidents. Toward that goal, our management and employees have a strong commitment to the following objectives as part of our environmental, health and safety policies:

•	complying with legal requirements related to safety, health and environmental quality;

•	regularly inspecting and maintaining our facilities in a safe operating condition;

•	providing workplace policies, procedures and training so that employees can perform their jobs in a safe, healthy and environmentally responsible manner; and

•	providing management leadership and requiring our employees to share accountability for ongoing improvement in health, safety and environmental performance.

Energy Costs and Other Raw Materials
      Electricity, salt, and water are the major raw materials for our chlor-alkali products, with electricity being the most costly component. The electricity costs associated with our production of chlor-alkali products can materially affect our results of operations, as each one dollar change in our cost for a megawatt hour of electricity generally results in a corresponding change of approximately $2.75 in our cost to produce an ECU.
      The amounts that we spent on electricity for the production of chlor-alkali products and for other power requirements during each quarter in 2004 and 2005, and the corresponding percentages of our cost of sales that those amounts represented, were as follows:

	Total Power	Percentage of
	Costs	Cost of Sales

	(In thousands)
2004
First Quarter	$19,989	23%
Second Quarter	21,273	25%
Third Quarter	23,051	26%
Fourth Quarter	22,201	24%
2005
First Quarter	20,334	23%
Second Quarter	23,594	25%
Third Quarter	25,109	26%
Fourth Quarter	31,251	31%
      Our plants at St. Gabriel and Henderson rely on power sources that primarily use natural gas for the generation of electricity. In response to natural gas price increases, our electricity rates increased throughout most of 2005 to historically high levels, reaching a peak in October and November. While natural gas prices have decreased somewhat in early 2006 from 2005 levels, prices remain high relative to years prior to 2005.
      The salt that we use for the production of chlorine and caustic soda is purchased from suppliers and transported to our manufacturing facilities in railcars, trucks, ships or barges.

Transportation Costs
      The destructive effects of Hurricanes Katrina and Rita disrupted the rail and barge transportation services that we rely upon to provide raw materials to our St. Gabriel and Becancour plants and to deliver our products to many of our customers. In addition, our rail carriers have indicated that they are reevaluating the transportation services that they provide to us, including the terms upon which those services are provided, contract durations and the prices charged for the services. A railroad’s ability to force us to accept changes in the terms upon which services are provided to us, and to do so in a short period of time, means that rail transportation could be reduced or even eliminated, or that we could be required to incur substantial increases in the cost of service. There could be further and more severe disruptions to rail service, which might affect our ability to meet our contractual obligations. Applicable contractual limitations may also prevent us from increasing our prices during periods of cost increases.
      Our rail transportation agreement with the Union Pacific Railroad has been extended beyond its expiration date of October 31, 2005, while we negotiate the terms of a new contract. We have agreed to substantially higher rates that became effective as of November 13, 2005, and are in the process of finalizing the new contract that will expire in October 2006. Among other things, we will now bear the risk of fuel surcharges. We may not be able to increase our prices to cover these increased costs.
      The Union Pacific Railroad provides rail services to our Henderson facility, where rail service problems have from time to time made it difficult to ship our chlor-alkali products to our customers on a timely basis, or to our bleach plants in Santa Fe Springs, Tracy and Tacoma for our bleach customers. Due to the increase in transit times between our salt suppliers’ locations and our chlor-alkali facility in Henderson, we have leased additional railcars to handle salt deliveries, supplemented railcar shipments with supplies delivered by trucks, and increased our salt storage capacity at the Henderson facility. As a result, during 2005, we incurred additional transportation costs of $1.2 million along with increased capital expenditures of $0.5 million for building additional storage capacity at our Henderson facility.
      Most of the chlorine that we produce is transported to our customers in railcars and for customers near our plant in St. Gabriel by pipelines. We ship caustic soda by railcars, trucks, ships or barges, and we ship our other products by railcars or trucks. We lease a fleet of railcars, which numbered 1,958 as of December 31, 2005, and use third-party transportation operators for truck and water-borne distribution. We are increasing our ability to maintain inventory at leased terminal space, and we now store inventory at three terminal locations for truck-load shipments to customers. Another ten locations are used for the direct transfer of product from railcars to trucks for distribution.
Technology
      We use three different technologies in the production of chlor-alkali products through the electrolysis of brine: diaphragm cell technology, mercury cell technology and membrane cell technology.

•	Diaphragm cell technology, which is used for approximately 60% of our production capacity, employs a coated titanium anode, a steel cathode and an asbestos or asbestos/ polymer separator. While diaphragm cell technology consumes less power than mercury cell technology, it produces caustic soda with a relatively higher salt content than other technologies and requires evaporation with steam to reach a commercial concentration.

•	Mercury cell technology, which is used in approximately 31% of our production capacity, employs a coated titanium anode and flowing mercury as a cathode. Mercury cell technology produces high purity caustic soda and does not require evaporation, but it consumes relatively more power, and the mercury requires heightened handling and control practices.

•	Membrane cell technology, which is used in approximately 9% of our production capacity and is generally the most efficient technology, employs a coated titanium anode, a nickel cathode and a fluorocarbon membrane separator. Compared to diaphragm cell technology, membrane cell technology produces higher-purity caustic soda and it requires lower power consumption and lower steam consumption. We believe that all of the new chlor-alkali plants that have been built in recent years use the membrane cell technology.
See Item 2 “Properties — Facilities” below for information regarding the use of these technologies by our chlor-alkali production facilities.
Environmental Regulation

U.S. Requirements
      General. Various federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, affect our operations and costs. In particular, our activities in connection with the production of chlor-alkali and chlor-alkali related products are subject to stringent environmental regulation. As with the industry generally, compliance with existing and anticipated regulations affects our overall cost of business. Areas affected include capital costs to construct, maintain and upgrade equipment and facilities. Anticipated and existing regulations affect our capital expenditures and earnings, and they may affect our competitive position to the extent that regulatory requirements with respect to a particular production technology may give rise to costs that our competitors might not bear. Environmental regulations have historically been subject to frequent change by regulatory authorities, and we are unable to predict the ongoing cost to us of complying with these laws and regulations or the future impact of such regulations on our operations. Violation of federal or state environmental laws, regulations and permits can result in the imposition of significant civil and criminal penalties, injunctions and construction bans or delays. A discharge of chlorine or other hazardous substances into the environment could, to the extent such event is not insured, subject us to substantial expense, including both the cost to comply with applicable regulations and claims by neighboring landowners and other third parties for any personal injury and property damage that might be alleged.
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
      In December 2003 the EPA issued maximum achievable control technology (“MACT”) standards that relate to limitations on hazardous air pollutant emissions from mercury-cell chlor-alkali facilities, which will apply to our St. Gabriel facility. The new regulations provided a three-year period, ending in December 2006, during which we must implement new MACT measures at the St. Gabriel facility, including installing additional emission monitoring systems, adopting more stringent work practices and conducting more frequent operating and maintenance checks and repairs. We anticipate that the total project cost associated with complying with the new regulations will be approximately $2.6 million. Of that amount, we have spent approximately $2.2 million over the last five years in anticipation of the new requirements.
      Environmental groups filed a court challenge to certain of the new regulations, contending that the EPA should reconsider the rules and adopt new standards that bar the use of mercury for chlorine production. While the court proceedings have been held in abeyance while the EPA reconsiders the challenged rules, we are continuing our preparations for compliance with all of the new MACT standards.
      As a result of voluntary air emissions monitoring that we conducted during October 2004, we discovered that the carbon-based system that we use to remove mercury from the hydrogen gas stream at our St. Gabriel facility was not completely effective, resulting in mercury vapor emissions that were above the permit limits approved by the Louisiana Department of Environmental Quality (“LDEQ”). We immediately reduced the plant’s operating rate in order to ensure that emissions were below the permitted levels, and determined the materials and process changes that would be necessary to address the problem. The installation of the necessary equipment was completed in late November, and the plant then returned to its full operating rate. Since that time emissions monitoring has confirmed that air emissions are below the permit limits. See our discussion of two legal matters that resulted from this matter in Item 3. “Legal Proceedings” below.
      Our plants manufacture or use chlorine, which is in gaseous form if released into the air. Chlorine gas in relatively low concentrations can irritate the eyes, nose and skin and in large quantities or high concentrations can cause permanent injury or death. Over the last five years there have been minor releases at our plants, none of which has had any known impact on human health or the environment or resulted in any material claims against us. We maintain systems to detect emissions of chlorine at our plants, and the St. Gabriel, Henderson and Becancour facilities are members of their local industrial emergency response networks. We believe that our insurance coverage is adequate with respect to costs that might be incurred in connection with any future release, although there can be no assurance that we will not incur substantial expenditures that are not covered by insurance if a major release occurs in the future.
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
      Solid Waste. We generate non-hazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. We believe that we are in compliance with the stricter disposal standards for non-hazardous wastes that have been adopted by the EPA. RCRA also governs the disposal of hazardous wastes. We are not currently required to comply with a substantial portion of RCRA’s hazardous waste requirements because many of our operations do not generate quantities of hazardous wastes that exceed the threshold levels established under RCRA. However, it is possible that additional wastes, which could include wastes currently generated during operations, will in the future be designated by the regulations or other laws as “hazardous wastes.” Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Such changes in the regulations or laws could result in additional capital expenditures and operating expenses which could be material in amount.
      The EPA has adopted regulations banning the land disposal of certain hazardous wastes unless the wastes meet defined treatment or disposal standards. Our disposal costs could increase substantially if our present disposal sites become unavailable due to capacity or regulatory restrictions. We presently believe, however, that our current disposal arrangements will allow us to continue to dispose of such wastes with no material adverse effect on us.
      Hazardous Substances. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original act, on specified classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we generate waste that falls within CERCLA’s definition of a “hazardous substance.” We may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which such hazardous substances have been disposed of or released into the environment.
      We currently own or lease, and have in the past owned or leased, properties at which hazardous substances have been or are being handled. Although we have used operating and disposal practices that were standard in the industry at the time, hazardous substances may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes were not under our control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination. However, no investigations or remedial activities are currently being conducted under CERCLA by third parties with respect to any of our current or former plant sites, with the exception of the chlor-alkali facility that we previously owned in Tacoma and sold in December 2005, where the activities are covered by an indemnity from the current owner. See “Indemnities — OxyChem Indemnity for Tacoma Site” below. Investigations and remedial activities are being carried out at certain facilities under the other statutory authorities discussed above. See also our discussion of the Albany, N.Y. Mercury Refining Superfund Site in Item 3. “Legal Proceedings” below.
      Environmental Remediation. Contamination resulting from spills of hazardous substances is not unusual within the chemical manufacturing industry. Although our current operating practices are designed with an intent to prevent such occurrences, such occurrences can occur from time to time. Historic spills and past operating practices have resulted in soil and groundwater contamination at several of our facilities and at certain sites where operations have been discontinued. We are currently addressing soil and/or groundwater contamination at several sites through assessment, monitoring and remediation programs with oversight by government agencies. In some cases we are conducting this work under administrative orders.
      Environmental Assessment and Reserve. During 2005 we commissioned the most recent of our periodic assessments of our environmental obligations. The 2005 study, like the preceding assessment in 2003, was performed by an independent consulting firm and was based on scenario analysis to estimate the cost to remedy environmental concerns at all of our plant sites. For each scenario, the study also used cost estimating techniques that included actual historical costs, estimates prepared for us by our engineers and outside consultants, and other published cost data available for similar projects completed at the same or other sites.
      The 2005 study included consideration of various factors, including, but not limited to, existing knowledge of site conditions, current regulations and their application by regulatory agencies, the use of various alternative remediation technologies, post-acquisition contamination not covered under existing environmental indemnity agreements and the inherent risk of disputes under some of the indemnity agreements due to passage of time. Based on the 2005 study, we estimated our total environmental remediation liabilities to be $19.8 million as of March 31, 2005, of which $3.2 million is subject to indemnity claims against a previous owner, as discussed below. As of December 31, 2005, our total estimated environmental liabilities were $14.5 million, based on the results of the study, $0.8 million of costs that we have incurred since the study’s completion, and the $4.5 million liability reduction resulting from the indemnity that we received in connection with the sale of our former chlor-alkali facility in Tacoma. See “Indemnities — OxyChem Indemnity for Tacoma Site” below. We base our environmental reserves on undiscounted costs.
      There can be no guarantee that actual remedial costs or associated liabilities will not exceed accrued amounts. At some of our locations, regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources. We could be required to incur additional costs to construct and operate remediation systems in the future. Our environmental reserves do not include any amounts with respect to liabilities that may arise as a result of the environmental legal matters discussed below in Item 3. “Legal Proceedings.”
      OSHA. We are also subject to the requirements of the Federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that certain information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our operations are in substantial compliance with OSHA requirements, including general industry standards, record-keeping requirements and monitoring of occupational exposure to regulated substances.

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
      The Canadian Environmental Protection Act (the “CEPA”) is the primary federal statute that governs environmental matters throughout the provinces. The federal Fisheries Act is the principal federal water pollution control statute. This law would apply in the event of a spill of caustic soda or another deleterious substance that adversely impacts marine life in a waterway. The Becancour, Dalhousie and Corwnwall facilities are adjacent to major waterways and are therefore subject to the requirements of this statute. The

Chlor-Alkali Mercury Release Regulations and the Chlor-Alkali Mercury Liquid Effluent Regulations, adopted under the CEPA, regulate the operation of the Dalhousie facility. In particular, these regulations provide for the quantity of mercury a chlor-alkali plant may release into the ambient air and the quantity of mercury that may be released with liquid effluent. We believe we have operated and are currently operating in compliance with these statutes. Canadian regulatory authorities have identified mercury contamination in the waterway adjacent to the Dalhousie facility, but we believe that if we were to have any liability for the contamination, it would be subject to one of the indemnities discussed below.
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
      We are responsible for certain actions taken without the ZENECA Companies’ consent, for certain operations and maintenance costs of the groundwater treatment system at the facility, and for pre- and post-acquisition environmental costs relating to the chlor-alkali manufacturing operations at the Henderson facility. In January 2006 a Settlement Agreement and Administrative Order on Consent was entered into by the Nevada Division of Environmental Protection and various of the companies with historical operations at the Black Mountain Industrial Park, including Pioneer Americas. While the agreement provides for joint and several liability for certain costs that will be incurred in remediating off-site contamination in the vicinity of our facility, we believe that the ZENECA indemnity extends to the liabilities associated with most, if not all, of such contamination and that, in any event, amounts available under certain environmental insurance policies will be sufficient to cover such costs.
      Payments for environmental liabilities under the ZENECA Indemnity, together with other non-environmental liabilities for which the ZENECA Companies agreed to indemnify us, are limited to approximately $65 million. To date we have been reimbursed for approximately $12 million of costs covered by the ZENECA Indemnity, but the ZENECA Companies have directly incurred additional costs that would further reduce the total amount remaining under the ZENECA Indemnity. We have recorded an environmental reserve related to pre-closing actions at sites that are the responsibility of the ZENECA Companies, as well as a receivable from the ZENECA Companies for the same amount. It is our policy to record such amounts when a liability can be reasonably estimated. The timing of future cash flows for environmental work is uncertain, such that those cash flows do not qualify for discounting under generally accepted accounting principles. As a result, the environmental liabilities and related receivables are recorded at their undiscounted amounts of $3.2 million at December 31, 2005. The environmental liabilities are included in our environmental reserves, which are recorded as other long-term liabilities on our consolidated balance sheet.
      The ZENECA Indemnity expired in April 1999, but it continues to apply to claims to the extent that, prior to the expiration of the indemnity, proper notice to the ZENECA Companies was given and either the ZENECA Companies have assumed control of such claims or we were contesting the legal requirements that gave rise to such claims, or had commenced removal, remedial or maintenance work with respect to such claims, or commenced an investigation which resulted in the commencement of such work within ninety days. Our management believes proper notice was provided to the ZENECA Companies with respect to outstanding claims under the ZENECA Indemnity, but the amount of such claims has not yet been determined, given the ongoing nature of the environmental work at Henderson. We believe that the ZENECA Companies will continue to honor their obligations under the ZENECA Indemnity for claims properly presented by us. If disputes arise between the parties concerning the effect of contractual language, we would need to submit our claims for cleanup expenses, which could be substantial, to the contractually-established arbitration process.
      PCI Canada Acquisition Indemnity. In connection with our acquisition of the assets of PCI Canada in 1997, Imperial Chemical Industrials PLC (“ICI”) and certain of its affiliates (together the “ICI Indemnitors”) agreed to indemnify us for certain liabilities associated with environmental matters arising from pre-closing operations of the Canadian facilities. In particular, the ICI Indemnitors have agreed to retain unlimited responsibility for environmental liabilities associated with the leased Cornwall site, liabilities arising out of the discharge of contaminants into rivers and marine sediments and liabilities arising out of off-site disposal sites. The ICI Indemnitors are also subject to a general environmental indemnity for other pre-closing environmental matters. This general indemnity will terminate on October 31, 2007, and is subject to a limit of $25 million (Cdn). We may not recover under the environmental indemnity until we have incurred cumulative costs of $1 million (Cdn), at which point we may recover costs in excess of $1 million (Cdn). As of December 31, 2005, we had not incurred any costs covered by the $25 million (Cdn) indemnity, and currently we do not anticipate incurring any liabilities that will be recoverable under the indemnity.
      With respect to the Becancour and Dalhousie facilities, the ICI Indemnitors are responsible under the general environmental indemnity for a portion of the costs incurred in any year during the period ending on October 31, 2007, subject in any event to the $1 million (Cdn) threshold mentioned above. The ICI Indemnitors will be responsible for 32% of any liabilities incurred during the twelve months ending October 31, 2006, and 16% of any liabilities incurred during the twelve months ending October 31, 2007. After October 31, 2007, we will be responsible for all environmental liabilities at such facilities, other than liabilities arising from pre-closing off-site disposal of waste generated at these (or other) facilities for which ICI retains liability. ICI also retains liability for the pre-closing discharge of contaminants into rivers and marine sediments at the Cornwall site and for other environmental claims relating to pre-closing or post-closing activities of ICI at the Cornwall site. We have agreed to indemnify ICI for environmental liabilities arising from post-closing operations and for liabilities arising from pre-closing operations for which we are not indemnified by the ICI Indemnitors.
      In March 2003, we initiated arbitration proceedings to resolve a dispute with ICI regarding the applicability of certain of ICI’s covenants with respect to approximately $1.1 million (Cdn) of equipment modification costs, most of which were capital expenditures that we made to achieve compliance with air emissions, effluent and waste sludge standards at our Becancour facility. Those proceedings are still pending.
      OxyChem Indemnity for Tacoma Site. In December 2005 we sold the site of a chlor-alkali facility that we previously operated in Tacoma to a subsidiary of OxyChem. In connection with the sale, we received an indemnification with respect to all obligations for the investigation, cleanup or remediation of the environment as a result of all past operations at the facility. OxyChem has also guaranteed Mariana’s obligations in connection with the sale. On March 15, 2005, the U.S. District Court for the Western District of Washington entered a consent decree relating to the remediation of the Hylebos Waterway in Tacoma, and we were made a party to the decree by virtue of our ownership of the Tacoma site at the time. The indemnification that we received in connection with the sale of the facility extends to all obligations arising under the consent decree. The receipt of the indemnity for the environmental matters at the Tacoma facility resulted in a $4.5 million reduction in the environmental reserves that we had established earlier in the year with respect to the site.
      See our discussion of our environmental legal matters in Item 3. “Legal Proceedings” below, and Note 11 “Commitments and Contingencies — Litigation” of the notes to consolidated financial statements contained in Item 8.
Employees
      As of December 31, 2005, we had 524 employees, 239 of whom are covered by collective bargaining agreements. Fifty-two of our employees at our Henderson facility are covered by a collective bargaining agreement with the United Steelworkers of America, which expires in March 2010. Nine employees at our Henderson facility are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers, which expires in March 2007. At our Becancour facility, 127 employees are covered by a collective bargaining agreement with the Communication, Energy and Paperworkers Union, which expires on April 30, 2006. Thirty-seven of our employees at the Dalhousie plant are covered by a collective bargaining agreement with the Communication, Energy and Paperworkers Union of Canada, which expires in May 2007. Seven employees at our Tacoma bleach facility are covered by a collective bargaining agreement with the Teamsters Union, which expires in December 2008. Two unionized facilities, the Cornwall plant and our Tacoma terminal, have been shut down. Our employees at our other production facilities are not covered by collective bargaining agreements. We consider our relationship with our employees to be satisfactory, and we have not experienced any recent strikes or work stoppages.
Financial Information about Geographic Areas
      For financial information about our geographic areas of operation, please see the table in Note 9 “Business Segment Information” of our consolidated financial statements, which presents revenues attributable to each of our geographic areas for the years ended December 31, 2005, 2004 and 2003, and assets attributable to each of our geographic areas as of December 31, 2005 and 2004.
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
      Various statements this report contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Item 1, “Business,” Item 1A, “Risk Factors,” Item 2, “Properties,” and Item 3, “Legal Proceedings,” in Part I of this report and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and in the notes to consolidated financial statements contained in Item 8 of Part II of this report and elsewhere in this report. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution against any undue reliance on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Many of these risks, contingencies and uncertainties are described immediately below in Item 1A “Risk Factors” and also relate to, among other matters, the following:

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
      We believe the items we have outlined above and the Risk Factors described in Item 1A of this report, as well as other factors, could cause our actual results to differ materially from those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. These factors are not necessarily all of the important factors that could affect us. Unpredictable or unknown factors that we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We advise our security holders that they should (i) be aware that important factors we do not refer to above could affect the accuracy of our forward-looking statements and (ii) use caution and common sense when considering our forward-looking statements.
ITEM 1A. RISK FACTORS
The chlor-alkali industry is cyclical and subject to periodic downturns, so accordingly, our operating results should be expected to be cyclical and subject to periodic downturns.
      The chlor-alkali industry is cyclical, both as a result of changes in demand for chlorine and caustic soda, and as a result of the large increments in which new production capacity is added in the industry. Prices for both chlorine and caustic soda typically respond rapidly to changes in supply and demand. Our historical operating results reflect the cyclical nature of our industry. We experience cycles of fluctuating supply and demand in our chlor-alkali products business, which results in changes in selling prices. Periods of high demand, tight supply and increasing operating margins tend to result in increased capacity and production in the industry until supply exceeds demand, generally followed by periods of oversupply and declining prices. Because of the cyclical nature of our business, our pricing or profitability in the future may not be comparable to any particular historical period. See Item 1. “Business — Marketing, Pricing, Production and Transportation — Pricing” above. The chlor-alkali industry may experience adverse trends in the future, which could materially adversely affect our results of operations and financial condition.
      The following factors contribute to the cyclical nature of our operating results:

•	Sensitivity to cyclical demand from our customers and general economic conditions. The businesses of most of our customers are, to varying degrees, cyclical and have historically experienced periodic downturns. These economic and industry downturns have been characterized by diminished product demand, excess manufacturing capacity and, in most cases, lower average selling prices. Therefore, any significant downturn in our customers’ markets or in global or domestic economic conditions could result in a reduction in demand for our products and could materially adversely affect our results of operations and financial condition. In addition, while we only sell a small percentage of our products overseas, our business is affected by general economic conditions outside of North America since many of our customers sell a portion of their products outside of North America. While demand for both chlorine and caustic soda has been strong during the past year, a decline in domestic and global economic conditions could materially adversely affect demand for our products in the future.

•	Cyclical imbalances in chlorine and caustic soda demand and production constraints. Because chlorine and caustic soda are produced in a fixed ratio, the supply of one product can be constrained both by the physical capacity of the production facilities and the ability to sell and store the co-product. When chlorine demand is high and production increases as a result, the price of caustic soda may be depressed if there is insufficient demand for the increased supply. This imbalance may have the effect of reducing our operating profits, or even creating operating losses, as declining margins in caustic soda may partially or totally offset or even exceed improving margins in chlorine. On the other hand, when chlorine demand declines so that available storage is filled, production operations must be curtailed, even if demand for caustic soda has increased. This imbalance may also have the effect of reducing our operating profits or even creating operating losses because the improving margins for caustic soda may be partially or totally offset or even exceeded by both declining margins in chlorine and the reduced production of both products. When substantial imbalances occur, we will often be forced to reduce prices or take actions that could have a material adverse effect on our results of operations and financial condition.

•	New industry production capacity is added in large increments. In early 2006, a competitor is expected to begin production at a new chlor-alkali plant in the Northwestern U.S. with an estimated production capacity of approximately 80,000 ECUs. This may impact the market served by our Henderson plant. In addition, another competitor has announced a new chlor-alkali facility in Louisiana with an estimated ultimate production capacity of 450,000 ECUs. This new plant is expected to commence operations in two stages, with the first stage estimated to occur during the second half of

2007 and the second stage estimated to occur by the end of 2008. While we anticipate that the chlorine produced by this new Louisiana facility will be used internally by the competitor to produce other products, the added production of caustic soda is expected to put downward pressure on caustic soda prices in the markets served by our St. Gabriel plant.

•	Limited ability to control selling prices. Most of our customers consider price one of the most significant factors when choosing among the various suppliers of chlor-alkali products. We have limited ability to influence prices in this large commodity market. Decreases in the average selling prices of our products could have a material adverse effect on our profitability. While we strive to maintain or increase our profitability by reducing costs through improving production efficiency, emphasizing higher margin products, and controlling selling and administration expenses, these efforts are usually not sufficient to offset fully the effect of any decline in ECU prices on operating results.

Our profitability could decrease because of reduced customer demand that is difficult to predict.
      Some of our contracts require us to supply a customer’s product requirements up to a designated maximum amount, but the customer has no obligation to buy the product. While this requires us to allocate a portion of our estimated production to meet those anticipated requirements, we bear the risk if the customer’s needs unexpectedly decrease. A customer’s demand for our products may decrease due to seasonal slowdowns in the customer’s business, or other events that reduce demand from an entire industry sector or from a particular customer. In particular, a customer’s plant may be shut down due to planned or unplanned maintenance needs or extreme weather conditions, such as during Hurricanes Katrina and Rita. When a particular customer’s demand unexpectedly decreases, we may not be able to find alternative purchasers for the product and may have to curtail production as a result.
      We find it difficult to predict reduced customer demand, although we attempt to minimize the difficulty by maintaining regular contact with customers and discussing their production plans with them. Our operating results or financial condition may be materially adversely affected by conditions affecting our customer base in the future.
We face risks from continued declines in the pulp and paper industry.
      In 2005, approximately 18% of our sales were to customers in the pulp and paper industry, a decrease from approximately 23% in 2004 and 27% in 2003. The pulp and paper industry sector has been experiencing difficult economic conditions that have led to numerous plant closings. This industry decline is expected to reduce future demand for our products and could affect our ability to collect amounts due from customers in this industry sector, especially if a customer were to declare bankruptcy. Therefore, if the economic decline of this industry continues, it could materially adversely affect our results of operations and financial condition.
Higher energy prices could increase our cost of producing chlor-alkali products.
      Energy costs are the largest component of the raw material costs to produce chlor-alkali products. As a result, increases in the cost of energy could adversely affect our results of operations and financial condition and may cause our production of chlor-alkali products to become less economical or even uneconomical. In particular, increases in natural gas prices directly increase our operating costs at our St. Gabriel and Henderson facilities, which rely on gas-powered energy producers. Natural gas-based power has generally been more costly than hydropower and has experienced greater price volatility than hydropower. In particular, natural gas prices were at historically high levels in 2005, and while they have decreased somewhat in early 2006 from 2005 levels, prices remain high relative to years prior to 2005. The current contract with the provider of power to our Henderson facility terminates in 2006 and, in the absence of an extension of the term, it will be necessary to seek an alternative arrangement for the purchase of power for the Henderson facility.
      When energy prices rise, we may not be able to increase the selling prices of our products at the same time, and under those circumstances our operating margins would decrease. In addition, to the extent our competitors are able to secure less expensive power than we are due to their geographic location or otherwise, we may be at a competitive disadvantage. We are unable to predict the future impact that energy prices may have on the results of our operations. See Item 1. “Business — Marketing, Pricing, Production and Transportation” above.
The shipment of chlorine by rail may be negatively impacted by rail industry initiatives and potential changes to existing regulatory and/or legislative requirements.
      We ship approximately 62% of our annual production of chlorine by rail. Chlorine is classified as a hazardous material that is toxic by inhalation (commonly referred to as a Toxic Inhalation Hazard or “TIH”), and constitutes approximately 35% of the total TIH materials that are transported each year by the US freight rail industry. The rail industry, through the Association of American Railroads (“AAR”), has expressed concern that the shipment of chlorine by rail poses a safety concern because of past derailments of chlorine rail cars that have caused injuries and deaths. The AAR, some cities and federal regulatory agencies also have raised security concerns that rail cars carrying chlorine could be a target for terrorists. As a result of these safety and security concerns, our ability to ship chlorine by rail, which is critical to our ability to supply chlorine to our customers, may be negatively impacted by the following:

•	Proposed new tank car standards. The AAR’s tank car standard setting committee, the Tank Car Committee, is considering adoption of a new tank car performance standard for chlorine and anhydrous ammonia tank cars that it believes would reduce the probability of a tank car release in the event of an accident. The Tank Car Committee also is proposing that the existing fleet of tank cars that transport TIH products be replaced within a period of 5-7 years by tank cars that meet the new standard. If adopted, this new requirement would require us to update our fleet of leased tank cars, which would result in increased lease costs for the new tank cars. In addition, the new tank car being proposed is heavier than existing tank cars when fully loaded (286,000 pounds versus 263,000 pounds for existing tank cars), and substantial portions of the rail track on our existing routes are unable to handle the heavier tank cars when fully loaded. Therefore, the new tank car standard would require us to reduce the chlorine payload that is being shipped in the new tank cars, which in turn would require us to use more tank cars to ship our chlorine to customers and increase our shipping costs.

•	Increased rail transport prices. Rail industry pricing practices result in substantially higher rates for the transportation of chlorine than most other chemicals due to safety and security concerns with chlorine products.

•	Proposed bans and/or re-routing requirements on the shipment of chlorine and other TIH products. In February 2005, Washington, D.C. passed a ban on the transportation of certain hazardous materials, including chlorine, by rail or truck through certain portions of Washington, D.C. on the belief that it will reduce the risk of a terrorist attack. Although the enforcement of this law has been stayed by litigation brought by a rail company on the basis that the D.C. law is preempted by the Federal Railroad Safety Act, other cities are considering similar legislation. If the D.C. ban were ultimately allowed, other cities may be expected to pass similar bans. In addition, one or more bills have been introduced in Congress that would require the Department of Homeland Security to re-route TIH and other hazardous materials, as well as implement other safety measures for the transport of hazardous materials. Any such re-routing requirements would disrupt our ability to ship chlorine to our customers since we would have to find alternate routes for our shipments, which would likely make the shipment of chlorine more costly.

•	Proposed contract changes in our rail transport contracts. One of our existing rail transportation companies has notified its customers that ship chlorine, including us, that it will require new contract provisions that will have the effect of shifting any liability resulting from a rail car accident or terrorist attack to us. If we are required to accept such liability as a condition to maintaining our ability to ship chlorine, this could increase our insurance costs or hinder our ability to obtain insurance on commercially reasonable terms to cover these risks. Another of our existing rail transportation companies has requested the ability to terminate service to us upon 30 days’ notice. A railroad’s ability to force changes in the terms upon which services are provided to us, and to do so in a short period of time, means that available rail transportation could be reduced or even eliminated, or that we could be required to incur substantial increases in the cost of service. There could be further and more severe disruptions to rail service, which might affect our ability to meet our contractual obligations. Our chlorine plants are each served by only one rail carrier, so we do not have the ability to shift our business to alternate rail carriers.

We require rail transportation to efficiently and cost-effectively distribute our chlorine and other products to our customers. Each of the matters discussed above would make it more difficult and/or substantially more costly for us to ship chlorine by rail. Furthermore, our ability to increase prices when costs increase may be limited both by existing contracts that require us to bear the risks of increased transportation costs and market conditions existing at that time.
We are subject to possible risk of terrorist attacks which could adversely affect our operations.
      Since September 11, 2001, there have been increasing concerns that chemical manufacturing facilities and railcars carrying chlorine and other TIH materials may be at an increased risk of future terrorist attacks. Additionally, federal, state and local governments have begun a regulatory process that could lead to new regulations impacting the security of chemical industry facilities. Our business could be adversely impacted if a terrorist incident were to occur at any chemical facility or while a railcar or tank truck was transporting chlorine or any similar chemical. In addition, our business could be affected due to the cost of complying with new regulations. While we carry insurance for terrorist attacks, there can be no assurances that the coverage or amounts of such insurance would be sufficient to cover the losses that could result from a terrorist attack on one of our facilities, railcars or tank trucks.
Our facilities are subject to operating hazards and other disruptions that may disrupt our operations.
      We are dependent upon the continued safe operation of our production facilities. Our production facilities are subject to hazards associated with the manufacture, handling, storage and transportation of hazardous materials and products, including leaks and ruptures, chemical spills or releases, pollution, explosions, fires, inclement weather, natural disasters, unscheduled downtime and environmental hazards. From time to time in the past, incidents have occurred at our plants, including hazardous chlorine releases, that have temporarily shut down or otherwise disrupted our manufacturing, causing production delays and resulting in liability for injuries. In addition, our production is subject to disruption by outside events that are beyond our control, such as rail transportation disruptions, unexpected reductions in customer orders, planned and unplanned maintenance outages, and acts of nature. See Item 1. “Business — Marketing, Pricing, Production and Transportation — Production — Disruptions in 2005.” We believe our operating and safety procedures are consistent in all material respects with those established by the chemical industry as well as those recommended or required by federal, state and local governmental authorities. However, we may experience these types of incidents in the future and these incidents could result in production delays or otherwise could materially adversely affect our results of operations and financial condition.
      We maintain general liability insurance and property and business interruption insurance with coverage limits we believe are appropriate. However, because of the nature of industry hazards, liabilities for pollution and other damages arising from a major occurrence may exceed our insurance coverage or policy limits and adequate insurance may not be available at reasonable rates in the future.
Labor disputes under our collective bargaining agreements may disrupt our business.
      As of December 31, 2005, approximately 46% of our employees are employed under the terms of collective bargaining agreements. One of our collective bargaining agreements will expire in 2006, two agreements will expire in 2007, one will expire in 2008, and the remaining agreement will expire in 2010. In the future we could be involved in labor disputes in connection with the renegotiation of these agreements or otherwise that could lead to strikes or work stoppages, and the resulting production delays could have a material adverse effect on our business, financial condition or results of operations.
      Most of the production and maintenance employees at our Becancour facility are covered by a collective bargaining agreement with the Communication, Energy and Paperworkers Union that is in effect until

April 30, 2006. We are in the process of negotiating with the union for the terms of a new agreement to replace the existing agreement. If we are unable to negotiate a satisfactory new collective bargaining agreement, we could be involved in a labor dispute or strike that could lead to a plant shutdown and adversely affect our results of operations and financial condition.
We are exposed to the financial and tax effects of US to Canadian dollar currency translation, which are subject to economic forces beyond our control.
      A portion of our sales and expenditures are denominated in Canadian dollars, and accordingly, our results of operations and cash flows are affected by fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar. Future changes in the relative value of the U.S. dollar against the Canadian dollar will impact our financial condition and results of operations.
      In addition, our Senior Notes, while denominated in U.S. dollars, were issued by our Canadian subsidiary. As a result, the payment of the Senior Notes prior to or at maturity may create a tax liability due to changes in the exchange rate. For Canadian tax purposes, a foreign exchange gain or loss is determined based on the difference between the exchange rate prevailing when the debt repayment is made and the exchange rate of 1.5928 when the Senior Notes were originally issued on December 31, 2001. Our redemption of $50 million of the Senior Notes on January 13, 2006, when the exchange rate was 1.1604, resulted in a foreign exchange gain (treated as a capital gain for Canadian tax purposes) of approximately $18.7 million. While we have a capital loss carry-forward for Canadian tax purposes sufficient to offset this gain in 2006, the tax consequences of the redemption will result in the use of a substantial portion of our Canadian capital loss carry-forward which will then no longer be available for use against future income. The Senior Notes are due in December 2008 and we are considering whether to refinance the remaining $100 million principal balance of the Senior Notes prior to their scheduled maturity date, which could accelerate the realization of any related tax liabilities due to exchange rate differences. In addition, we expect to receive proceeds of approximately $22.8 million from the sale of certain excess acreage in Henderson, Nevada sometime in the second half of 2006 that we anticipate will be applied to prepay the Senior Notes. If the exchange rate for Canadian dollars to U.S. dollars on the date of payment of any portion of the Senior Notes is less than the exchange rate when the Senior Notes were originally issued on December 31, 2001, we would have a Canadian tax liability based on such difference, which could be material. Because we are unable to determine the exchange rate that will be in effect when we ultimately repay the Senior Notes, we are unable at this time to determine the amount of such tax liability, if any.
We have ongoing environmental costs and we may be exposed to environmental liabilities that are not currently reserved for in our financial statements.
      The nature of our operations and products, and the raw materials that we handle, expose us to a risk of environmental liabilities and claims. We have incurred and will continue to incur significant costs and capital expenditures to comply with environmental laws and regulations in the United States and Canada.
      The ultimate costs and timing of environmental liabilities are difficult to predict. Liability under environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. One liable party could be held responsible for all costs at a site, regardless of fault, percentage of contribution to the site or the legality of the original disposal. We could incur significant costs, including cleanup costs, natural resources damages, civil or criminal fines and sanctions and third-party claims, as a result of past or future violations of, or liabilities under, environmental laws. In addition, future events, such as changes to or more rigorous enforcement of environmental laws, could require us to make additional expenditures, modify or curtail our operations or install pollution control equipment. See Item 1. “Business — Environmental Regulation” above and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this report. In addition, see Item 3. “Legal Proceedings” for a description of certain legal proceedings that have arisen from environmental matters.
      We are entitled to indemnification in various degrees by third parties for particular environmental costs and liabilities associated with real property that we have acquired. We could incur significant costs if an indemnifying party is unable or unwilling to fulfill its obligation to indemnify us, if any of such agreements is terminated, or if the coverage limits under any of such agreements are inadequate. See Item 1. “Business — Environmental Regulation — Indemnities” above.
      We perform periodic assessments of our environmental obligations, with the most recent being in 2005. The 2005 study, like the preceding assessment in 2003, was performed by an independent consulting firm and was based on scenario analysis to estimate the cost to remedy environmental concerns at all of our plant sites. For each scenario, the study also used cost estimating techniques that included actual historical costs, estimates prepared for us by our engineers and outside consultants, and other published cost data available for similar projects completed at the same or other sites. See Item 1. “Business  — Environmental Regulation — Environmental Assessment and Reserve.” Based on the 2005 study, the costs incurred and other events since the study completion, our total estimated environmental liabilities were $14.5 million at December 31, 2005. We base our environmental reserves on undiscounted costs. There can be no assurances that actual remedial costs or associated liabilities will not exceed accrued amounts. At some of our locations, regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources. We could be required to incur additional costs to construct and operate remediation systems in the future. In addition, our environmental reserves do not include any amounts with respect to liabilities that may arise as a result of the environmental legal matters discussed below in Item 3. “Legal Proceedings.”
We are undergoing management turnover with respect to our Chief Executive Officer, other executive officers and our board of directors.
      On November 14, 2005, we announced that our Chief Executive Officer, Michael Y. McGovern, would like to discontinue his employment with the us at some point in 2006 but would continue his service as President and CEO until his successor has been identified and elected. A search firm has been retained to assist the board in finding the successor. David N. Weinstein, our former non-executive Chairman, resigned from the board effective December 31, 2005, and Mr. McGovern was elected Chairman as of that date. Kent R. Stephenson, our former Secretary and General Counsel, resigned effective January 31, 2006. Finally, three of the current four independent members of our board of directors, Charles L. Mears, Richard L. Urbanowski and Robert E. Allen, and one inside director, David A. Scholes, have been elected to the board at various times during the past two years, and therefore our current board of directors represents a substantial change from the board that existed when we emerged from bankruptcy at the end of 2001. We are unable to predict whether and, if so, to what degree these changes in our management and board of directors will create organizational stress and uncertainty on various members of our remaining management and employees.
We are subject to litigation and other claims, which could cause us to incur significant expenses.
      We are a defendant in a number of pending legal proceedings relating to our present and former operations. See Item 3.“Legal Proceedings” for a description of certain legal proceedings pending against us, which include alleged exposure of plaintiffs to mercury vapor emissions. We believe we have valid defenses to these proceedings and are defending them vigorously. Because of the inherent uncertainties of litigation, however, we are unable to predict the outcome of these proceedings and therefore cannot determine whether the financial impact, if any, will be material to our financial position or results of operations.
We face competition from other chemical companies, which could adversely affect our revenues and financial condition.
      The chlor-alkali industry in which we operate is highly competitive. We encounter competition in price, delivery, service, performance, and product recognition and quality, depending on the product involved. Many of our competitors are significantly larger and have greater financial resources than we do. Additionally, some of our competitors have chlor-alkali manufacturing facilities that are larger and more cost-effective than our facilities. Among our competitors are two of the world’s largest chemical companies, Dow and OxyChem. Because of their greater financial resources and manufacturing economies of scale, these and other larger companies in our industry may be better able to withstand severe price competition and volatile market conditions. See Item 1. “Business — Overview — Chlorine Products Market; Competition” above.

Availability of our net operating loss carry-forward may be limited by the Internal Revenue Code, which could negatively affect our after-tax cash flows in future periods.
      As of December 31, 2005, we had approximately $56.7 million of net operating loss carry-forward (“NOL”) for U.S. income tax purposes. U.S. NOL in the amount of $7.6 million (the “Predecessor Company NOL”), which expires from 2008 to 2020, was generated prior to our emergence from bankruptcy on December 31, 2001. The remaining $49.1 million of U.S. NOL (the “Successor Company NOL”) was generated in 2002 through 2004 and will expire in 2023 and 2024.
      Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater-than-50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change NOL and other pre-change tax attributes against its post-change income is limited (the “Section 382 Limitation”). As a result of our emergence from bankruptcy and changes in the ownership of our common stock in 2000 and 2001, our utilization of the $7.6 million of Predecessor Company NOL is subject to a Section 382 Limitation of approximately $500,000 per year. Furthermore, our use of $49.1 million of Successor Company NOL may also be subject to the Section 382 Limitation as a result of subsequent changes in the ownership of our common stock. While we cannot quantify the amount of Successor Company NOL that would be available on an annual basis to offset future taxable income as a result of the application of the Section 382 Limitation, our after-tax cash flow would be negatively affected by reason of its application.
We have pension plans that are currently under-funded, and may need to be funded in future years.
      We have defined benefit pension plans that may require additional funding of an uncertain amount in the future. If there are declines in the securities markets or declines in the discount rate used to estimate our pension liability, our unfunded pension liability will increase and we may have to fund additional amounts to our defined benefit pension plans in future years.
We are dependent upon a limited number of key suppliers.
      The production of chlor-alkali products principally requires electricity, salt and water as raw materials, and if the supply of such materials were limited or a significant supplier failed to meet its obligations under our current supply arrangements, we could be forced to incur increased costs which could have a material adverse effect on our financial condition, results of operations or cash flows. See also “The shipment of chlorine by rail may be negatively impacted by rail industry initiatives and potential changes to existing regulatory and/or legislative requirements.”
The restrictive terms of our indebtedness may limit our ability to grow and compete.
      Our operating flexibility is limited by covenants contained in our Senior Notes and our revolving credit facility that limit our ability to incur additional indebtedness, prepay or modify debt instruments, create additional liens upon assets, guarantee any obligations, sell assets and make dividend payments. The covenants contained in our debt instruments could limit our ability to grow and compete. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II of this report.
We will need to pay or refinance our outstanding indebtedness at or prior to its maturity in 2008.
      Our ability to generate sufficient cash flow from operations in order to make scheduled payments on our debt and to satisfy our other obligations depends on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet these demands. If we are unable to generate sufficient cash flow to pay our expenses and satisfy our debt obligations, we may need to refinance all or a portion of our indebtedness, sell assets or raise additional equity. In addition, we may need to raise additional capital or undertake additional financing in order to maintain and grow our operations in order to remain competitive in our industry.

      After the prepayment of $50 million on our Senior Notes in January 2006, we had $100 million of principal remaining that is due in December 2008. As of December 31, 2005, and February 28, 2006, we had no borrowings outstanding under our revolving credit facility, which expires in December 2006. If the cash that we generate from our operations is not sufficient to repay the outstanding principal amounts, if any, of the revolving credit facility, and the Senior Notes when they are due in December 2008, it would be necessary to refinance the indebtedness, issue new equity or sell assets. The terms of any new borrowings could impose significant additional costs and burdens on our financial condition and operating flexibility, and the issuance of new equity securities could dilute the interests of our existing stockholders.
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
      We may not be able to refinance any of our indebtedness, raise equity on commercially reasonable terms or at all, or sell assets, and any of such eventualities could cause us to default on our obligations, impair our liquidity and restrict our ability to continue our operations as currently conducted and to compete in the future. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, could materially adversely affect our results of operations and financial condition. Under those circumstances, we would have to take appropriate action including restructuring or reorganizing all or a portion of our indebtedness, deferring payments on our debt, selling assets, incurring additional debt or issuing additional equity or taking other actions, including seeking protection under Chapter 11 of the U.S. Bankruptcy Code and under Canada’s Companies Creditors’ Arrangement Act. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II of this report.
The concentrated ownership of our common stock may have the effect of delaying or preventing a change of control of our company.
      As of March 1, 2006, based on information that we have obtained from filings with the Securities and Exchange Commission, Ardsley Advisory Partners Fund II, L.P., et al., Barclays Global Investors, NA. et.al, FMR Corp., Hotchkis & Wiley Capital Management, LLC et al., Kingdon Capital Management, LLC, Mellon Financial Corporation, and Ore Hub Fund Ltd. et al., owned approximately 6.4%, 10.1%, 7.6%, 10.8%, 6.4%, 5.4% and 5.0%, respectively, of the outstanding shares of our common stock. As a result, these beneficial owners, if they were to act together, could be in a position to significantly influence the outcome of matters requiring a stockholder vote, including the election of directors, the adoption or amendment of provisions in our certificate of incorporation or bylaws and the approval of mergers and other significant corporate transactions. This concentrated ownership of our common stock may have the effect of bringing about, delaying or preventing a change of control of our company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      There were no written comments received from the staff of the Securities and Exchange Commission regarding the Company’s periodic or current reports under the Act which were received more than 180 days before the end of the fiscal year that ended December 31, 2005, and which remain unresolved.

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
      Henderson, Nevada. The Henderson facility is located on a 374-acre site near Las Vegas, Nevada. Approximately 70 acres are developed and used for production facilities. The Henderson facility, which began operation in 1942 and was upgraded and rebuilt in 1976-1977, uses diaphragm cell technology. Annual production capacity at the Henderson facility is 152,000 tons of chlorine, 167,200 tons of caustic soda and 130,000 tons of hydrochloric acid. In addition, the facility is capable of producing 180,000 tons of bleach per year. The Henderson facility is part of an industrial complex shared with three other manufacturing companies. Common facilities and property are owned and managed by subsidiaries of Basic Management, Inc. (“BMI”), which provide common services to the four site companies. BMI’s facilities include extensive water and high voltage power distribution systems and access roads. In June 2005 we entered into an agreement to sell approximately 60 acres of vacant land located at our Henderson facility, but this sale is not expected to close until the third quarter of 2006. See Item 1. “Business — Overview — Asset Sales and Redeployments.” We also are seeking a buyer for up to 750 annual acre-feet of our Colorado River water rights. The assets have a nominal book value. The proceeds from any such sales will be offered to redeem a portion of the Senior Notes.
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
      Other Facilities. Our corporate headquarters is located in leased office space in Houston, Texas, under a lease terminating in 2011. We also lease office space in Montreal, Quebec under a lease that terminates in 2011 and that provides us with a cancellation option exercisable in 2008. In addition, we lease three terminal facilities to store and distribute caustic soda and hydrochloric acid, and we use an additional ten transfer facilities owned by third parties where rail shipments are transloaded to trucks for local distribution.

      See Item 1. “Business — Overview — Asset Sales and Redeployments” above for a description of certain asset sales and redeployments affecting our properties that occurred in 2005 or are pending.

ITEM 3.	LEGAL PROCEEDINGS
      From time to time and currently, we are involved in litigation relating to claims arising out of our operations in the normal course of our business. We maintain insurance coverage against potential claims in amounts that we believe to be adequate. Set forth below are descriptions of certain of those matters.
      St. Gabriel Mercury Vapor Emissions Release. As a result of voluntary air emissions monitoring that we conducted during October 2004, we discovered that the carbon-based system that we use to remove mercury from the hydrogen gas stream at our St. Gabriel facility was not at that time sufficiently effective. This resulted in mercury vapor emissions that were above the permit limits approved by the Louisiana Department of Environmental Quality (“LDEQ”). We immediately reduced the plant’s operating rate to ensure that emissions were below the permitted levels, and determined the needed actions to resolve the problem. In late November 2004, we completed the installation of the necessary equipment and made the other needed changes, and the plant resumed its normal operations. Our emissions monitoring since that time has confirmed that the air emissions are below the permit limits.
      In January 2005, the LDEQ issued a violation notice to us as a result of this mercury vapor emissions release. In December 2005, the LDEQ issued a penalty assessment of $402,742 with respect to the violation. Given the facts and circumstances, we do not believe that this penalty assessment is appropriate, and we have initiated an administrative appeal to contest it.
      In October 2005, we were named as a defendant in Claude Frazier, et al. v. Pioneer Americas, LLC and State of Louisiana through the Department of Environmental Quality, which was filed as a proposed class action in state court in Louisiana. The 18 named plaintiffs claim that they and a proposed class of approximately 500 people who live near the St. Gabriel facility were exposed to mercury released from the facility for a two and one-half month period as a result of the 2004 mercury vapor emissions release described above. The plaintiffs request compensatory damages for numerous medical conditions that are alleged to have occurred or are likely to occur as a result of the alleged mercury exposure. This lawsuit was removed to the United States District Court in the Middle District of Louisiana and is in the very preliminary stages. The plaintiffs’ claimed damages have not been quantified and the outcome of this matter cannot be predicted. We believe, however, that we have good defenses and intend to vigorously defend against the claims asserted in this lawsuit.
      Albany, N.Y. Mercury Refining Superfund Site. In October 2005, we received a notice from the EPA stating that the EPA has determined that we are a potentially responsible party with respect to the Mercury Refining Superfund Site in Albany County, New York. The notice alleges that from 1993 to 1995, we arranged for the treatment or disposal of mercury-bearing materials at the Mercury Refining Superfund Site. The EPA has indicated that the volume of those materials constitutes 1.49% of the total amount of hazardous substances sent to the site. We may face liability for a portion of the clean-up costs at the Mercury Recovery Superfund Site, although we are still investigating the extent of any such liability and the availability of applicable defenses.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted during the fourth quarter of 2005 to a vote of security holders.
ITEM 4A.     EXECUTIVE OFFICERS OF THE REGISTRANT
      The names, ages and current offices of our executive officers, each of whom is to serve until the officer’s successor is elected or appointed and qualified or until the officer’s death, resignation or removal by the Board of Directors, are set forth below.

Name	Age	Office

Michael Y. McGovern	54	Director, Chairman, President and Chief Executive Officer
David A. Scholes	60	Director, Vice President, Manufacturing
Jerry B. Bradley	60	Vice President, Human Resources
Ronald E. Ciora	64	Vice President, Sales and Marketing
Michael Mazzarello	51	Vice President, Logistics and Materials Management
Carl Monticone	34	Vice President and Controller
Gary L. Pittman	50	Vice President and Chief Financial Officer
Bruce K. Williams	52	Vice President, Distribution
      Michael Y. McGovern has served as our President and Chief Executive Officer since September 2002, and our Chairman since January 1, 2006. He has been a director of Pioneer since December 31, 2001. From April 2001 until January 2003, he was President and Chief Executive Officer and a director of Coho Energy, Inc., a publicly-held oil and gas exploitation, exploration and development company. In February 2002 Coho Energy, Inc. filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. From 1998 to March 2000, Mr. McGovern was Managing Director of Pembrook Capital Corporation, a privately held company involved in providing advisory services to distressed or constrained energy companies, and from July 1993 to October 1997, he was Chairman and Chief Executive Officer of Edisto Resources Corporation and Convest Energy Corporation, publicly-held oil and gas exploration and development companies. Mr. McGovern also serves as a director of GEO Specialty Chemicals, Inc., a specialty chemicals manufacturer, and Cymraec Exploration Inc., a private oil and gas exploration and development company. See Item 1A. “Risk Factors — We are undergoing management turnover. . . .”
      David A. Scholes has served as our Vice President, Manufacturing since March 2001, and he was elected as a director of Pioneer on March 9, 2005. He was our Vice President, Manufacturing — U.S. from November 1999 to March 2001, and Vice President — Manufacturing of a predecessor of Pioneer Americas from January 1997 to November 1999. Prior to that time, he was manager of OxyChem’s Houston chemical complex. Mr. Scholes was an executive officer of Pioneer in July 2001 when the petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code was filed.
      Jerry B. Bradley has served as our Vice President, Human Resources since October 1995. From May 1993 to October 1995, Mr. Bradley was President of Tandem Partners, Inc., a human resources consulting firm. From 1978 to 1993 he was employed by OxyChem, where he served as Vice President, Human Resources. Mr. Bradley was an executive officer of Pioneer in July 2001 when the petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code was filed.
      Ronald E. Ciora has served as our Vice President, Sales and Marketing since February 2004. From August 2003 to February 2004, he was our Vice President, Caustic Soda; from August 2001 to August 2003, he was our Vice President, Western Regional Sales and Marketing; and from November 1999 to August 2001, he was our Vice President, Bleach and Packaged Chlorine. From November 1995 to December 1999, he served as President of All-Pure Chemical Co., Inc., a separate Pioneer subsidiary engaged in the production and sale of bleach and repackaged chlorine in the Western U.S. before it was merged into Pioneer Americas.

      Michael Mazzarello has served as our Vice President, Logistics and Materials Management since May 2003. From July 1999 to May 2003 he was our Director of Procurement, and from October 1997 to July 1999 he was our Procurement Manager. From 1982 to 1997, Mr. Mazzarello held various management positions with ICI Canada Inc. prior to our purchase of that company’s chlor-alkali business in 1997.
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
      Bruce K. Williams has served as our Vice President, Distribution since November 10, 2005. From March 2004 to November 2005 he was our Director of Customer Service and Production Planning, from September 2003 to March 2004 he was our Logistics Manager, and from January 1999 to August 2003, he was Plant Manager at the Tracy and Santa Fe Springs bleach plants. Prior to January 1999, he was Director of Transportation of All Pure Chemical Co. Inc., a separate Pioneer subsidiary engaged in the production and sale of bleach and repackaged chlorine in the Western U.S. before it was merged into Pioneer Americas.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      Our common stock is quoted on the NASDAQ National Market under the symbol “PONR.” As of March 1, 2006, we had 11,758,672 shares of common stock outstanding and 642 shareholders of record. The closing price of shares of our common stock on March 1, 2006, as quoted on the NASDAQ National Market, was $31.08.
      The following table contains information about the high and low sales prices per share of our common stock from January 1, 2004 through April 13, 2005, and the high and low bid prices per share of our common stock from April 14, 2005 through December 31, 2005. Price information reflects quotes from the NASDAQ National Market from April 14, 2005, and from the OTC Bulletin Board before then. Information about OTC bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	Bid Price

	High	Low

2005
Fourth Quarter	$30.20	$21.26
Third Quarter	26.20	21.48
Second Quarter	23.89	17.34
First Quarter	28.45	18.00
2004
Fourth Quarter	$24.20	$14.56
Third Quarter	15.40	7.05
Second Quarter	7.55	3.80
First Quarter	8.35	4.99

      There were no repurchases of our equity securities by us during the year ended December 31, 2005.
Dividend Policy
      We currently do not anticipate paying dividends on our common stock. The covenants in the agreements related to our Revolver and our Senior Notes (collectively, the “Senior Secured Debt”) prohibit the payment of dividends on our common stock, other than dividends payable solely in our common stock, for so long as any Senior Secured Debt remains outstanding. Unless we prepay amounts outstanding on our Senior Notes, we will have borrowings outstanding thereunder until December 31, 2008. Any determination to declare or pay dividends out of funds legally available for that purpose after repayment of our Senior Secured Debt will be at the discretion of our board of directors and will depend on our future earnings, results of operations, financial condition, capital requirements, future contractual restrictions and other factors our board of directors deems relevant. No cash dividends have been declared or paid during the three most recent fiscal years.
Equity Compensation Plan Information
      The following table presents information regarding our 2001 Employee Stock Option Plan as of December 31, 2005:

Number of Securities
		Weighted Average	Remaining Available for
	Number of Securities	Exercise Price of	Future Issuance Under
	to be Issued upon	Outstanding	Equity Compensation
	Exercise of	Options,	Plans (Excluding
	Outstanding Options,	Warrants and	Securities Reflected in
	Warrants and Rights	Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	235,687	$5.11	96,338
Equity compensation plans not approved by security holders	—	—	—

Total	235,687	$5.11	96,338

ITEM 6.	SELECTED FINANCIAL DATA
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
      The consolidated statements of operations data for the years ended December 31, 2005, 2004, 2003 and 2002, and the consolidated balance sheet data at December 31, 2005, 2004, 2003, 2002 and 2001, reflects the financial position and operating results after the effect of the plan of reorganization and the application of the principles of fresh-start accounting in accordance with the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Accordingly, such financial information is not comparable to the historical financial information before such dates. We refer to the company as it existed prior to our emergence from bankruptcy as the Predecessor Company and the company after the adoption of fresh start accounting as the Successor Company.

	Year Ended December 31,

	2005	2004	2003	2002	2001

					Predecessor
	Successor Company				Company

	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$515,715	$407,115	$378,675	$316,907	$383,482
Cost of sales — product(1)	(376,225)	(353,454)	(340,804)	(296,622)	(348,726)
Cost of sales — derivatives(2)	—	—	(20,999)	12,877	10,725

Gross profit	139,490	53,661	16,872	33,162	45,481
Selling, general and administrative expenses	(38,187)	(27,608)	(23,204)	(23,893)	(41,861)
Change in fair value of derivatives(2)	—	—	87,271	23,566	(110,837)
Asset impairment(3)	—	—	(40,818)	(16,941)	(3,832)
Other items(4)	(1,222)	(3,974)	(340)	(3,143)	(9,106)

Operating income (loss)	100,081	22,079	39,781	12,751	(120,155)
Interest expense, net(5)	(15,267)	(18,356)	(19,064)	(18,891)	(36,010)
Reorganization items(6)	—	—	—	—	(6,499)
Fresh-start adjustments(7)	—	—	—	—	(106,919)
Debt forgiveness income(8)	—	—	—	—	423,051
Other income (expense), net(9)	(1,543)	(2,838)	(5,816)	602	1,169

Income (loss) before income taxes	83,271	885	14,901	(5,538)	154,637
Income tax (expense) benefit(10)	(10,781)	(2,127)	3,286	781	(11,862)

Income before cumulative effect of change in accounting principle	72,490	(1,242)	18,187	(4,757)	142,775
Cumulative effect of change in accounting principle, net of tax	(2,194)	—	—	—	—

Net income (loss)	$70,296	$(1,242)	$18,187	$(4,757)	$142,775

Income (loss) per share:
Basic
Income (loss) before cumulative effect of change in accounting principle	$6.37	$(0.12)	$1.82	$(0.48)	$12.37
Cumulative effect of change in accounting principle, net of tax	(0.19)	—	—	—	—

Net income (loss)	$6.18	$(0.12)	$1.82	$(0.48)	$12.37

Diluted
Income (loss) before cumulative effect of change in accounting principle	$6.14	$(0.12)	$1.79	$(0.48)	$12.37
Cumulative effect of change in accounting principle, net of tax	(0.19)	—	—	—	—

Net income (loss)	$5.95	$(0.12)	$1.79	$(0.48)	$12.37

	Year Ended December 31,

	2005	2004	2003	2002	2001

					Predecessor
	Successor Company				Company

	(In thousands, except per share data)
Other Financial Data:
Net cash flows from operating activities	$102,948	$19,639	$14,261	$250	$32,906
Net cash flows from investing activities	(10,350)	(8,069)	(9,998)	(8,568)	(12,879)
Net cash flows from financing activities	(46,094)	2,472	(5,367)	6,392	(21,489)
Capital expenditures	14,043	8,384	9,998	10,615	13,112
Depreciation and amortization	24,564	25,514	21,551	24,926	46,810
Balance Sheet Data:
Total assets	$398,937	$351,604	$339,000	$474,146	$706,912
Total long-term debt (exclusive of current maturities), and redeemable preferred stock	152,739	200,797	203,803	207,463	208,701
Total stockholders’ equity	104,990	37,895	18,990	1,252	10,527

(1)	During March 2001, there was a 50% curtailment of the operations at our Tacoma chlor-alkali plant, and in March 2002, the Tacoma chlor-alkali plant was idled. In addition, Pioneer stopped amortizing goodwill effective January 1, 2002, in accordance with Statement of Financial Accounting Standards (“SFAS”) 142.

(2)	For information regarding derivatives transactions, see Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements.

(3)	Asset impairment includes a $40.8 million impairment of our Henderson facilities for 2003, a $16.9 million impairment relating to our Tacoma chlor-alkali facility in 2002, and $3.8 million of asset impairment in 2001.

(4)	For 2005, other items included severance and related costs of approximately $0.9 million for an organizational efficiency project and closure of the Tacoma plant, loss on closure of the Cornwall plant and related asset disposition of $1.8 million, loss on miscellaneous asset dispositions and asset write-offs of approximately $3.0 million, gain on the sale of our Tacoma facility of $4.1 million and gain of $0.4 million in connection with the satisfaction of certain purchase price contingencies in the six-month period ended December 31, 2005. For 2004, other items included severance costs related to an organizational efficiency project and the realignment of certain Canadian operations. Other items in 2003 included a loss of $0.8 million from disposition of assets, partially offset by a gain of $0.4 million from early payment of debt. In 2002, other items predominantly included a $2.9 million severance charge and for the 2001 period included $9.1 million of severance expense and professional fees related to our financial reorganization incurred prior to our Chapter 11 filing on July 31, 2001.

(5)	Interest expense for 2001 excludes contractual interest of $21.8 million, which was not recorded in accordance with SOP 90-7 as it related to compromised debt.

(6)	Reorganization items include legal and professional fees and expenses incurred subsequent to our Chapter 11 bankruptcy filings in 2001 and executive retention bonuses, offset by gains from individually-negotiated settlements of certain pre-petition liabilities.

(7)	On December 31, 2001, we emerged from protection under Chapter 11 of the bankruptcy code, and applied fresh-start accounting as of that date in accordance with SOP 90-7. Fresh-start adjustments were recorded to reflect the write-down of assets to estimated fair value, an increase in pension liability and an increase in other long-term liabilities.

(8)	Debt forgiveness income of $423.1 million was recorded in 2001 as a result of the cancellation of debt pursuant to the plan of reorganization adopted in connection with our Chapter 11 proceedings.

(9)	Other income (expense), net is comprised primarily of currency exchange gain or loss resulting from increases or decreases in the rate at which Canadian dollar denominated amounts are converted into U.S. dollars.

(10)	Income tax expense increased $8,654 from 2004 to 2005 mainly because of increased operating income in Canada and the U.S. offset by a decrease in the valuation allowance attributable to the reduction in Predecessor NOL.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      All statements in this report, other than statements of historical facts, including, without limitation, statements regarding our business strategy, plans for future operations and industry conditions, are forward- looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those we refer to in Item 1A “Risk Factors”, of this report and others described under the heading “Cautionary Statement Concerning Forward-Looking Statements” in Part I of this report. Although we believe that the expectations reflected in such forward-looking statements are reasonable, because of the inherent limitations in the forecasting process, as well as the relatively volatile nature of the industry in which we operate, we can give no assurance that those expectations will prove to be correct. Accordingly, evaluation of our future prospects must be made with caution when relying on forward-looking information.
Overview of Our Business
      Pioneer Companies, Inc. and its subsidiaries have manufactured and marketed chlorine, caustic soda and related products in North America since 1988. We conduct our primary business through our operating subsidiaries: PCI Chemicals Canada Company (which we refer to as PCI Canada) and Pioneer Americas LLC (which we refer to as Pioneer Americas). Approximately 52% of our annual production capacity of chlor-alkali products is from our two Canadian chlor-alkali plants in Becancour and Dalhousie, with the remaining 48% of our production capacity coming from our two U.S. plants in Henderson and St. Gabriel.
      Chlorine and caustic soda are commodity chemicals that are used as a raw material in a wide variety of applications and chemical processes. Caustic soda and chlorine are co-products which are produced simultaneously through the electrolysis of salt water in a fixed ratio of approximately 1.1 to 1. An Electrochemical Unit, which the industry refers to as an “ECU”, consists of 1.1 tons of caustic soda and 1 ton of chlorine. In accordance with industry practice, we compare ECU prices on a netback basis, reporting and analyzing prices net of the cost of transporting the products to customers to allow for a comparable means of price comparisons between periods and with respect to our competitors.
      The production of chlor-alkali products principally requires salt, electricity and water as raw materials. Production rates for chlorine and caustic soda are generally set based upon demand for chlorine, because storage capacity for chlorine is both limited and expensive. When demand for chlorine is high and operational capacity is expanded accordingly, an increase in the supply of both chlorine and caustic soda occurs since chlorine and caustic soda are produced in a fixed ratio. As a result, the price of caustic soda is often depressed because there is insufficient demand for the increased supply. This imbalance may have the short-term effect of limiting our operating profits since declining margins in caustic soda may offset improving margins in chlorine. On the other hand, when demand for chlorine declines to a level below plant operational capacity and available storage is filled, production must be curtailed, even if demand for caustic soda has increased. This imbalance may also have the short-term effect of limiting our operating profits because improving margins for caustic soda may be offset by both declining margins for chlorine and the reduced production of both products. Our railcars can, under certain circumstances, be used to provide additional storage capacity, but only to a limited extent.
      The chlor-alkali industry is cyclical, both as a result of changes in demand for chlorine and caustic soda, and as a result of the large increments in which new production capacity is added in the industry. Prices for both products respond rapidly to changes in supply and demand. Our historical operating results reflect the cyclical nature of the chemical industry. We experience cycles of fluctuating supply and demand in our chlor-alkali products business, which results in changes in selling prices. Periods of high demand, tight supply and increasing operating margins tend to result in increased capacity and production in the industry until supply exceeds demand, generally followed by periods of oversupply and declining prices. Because of the cyclical nature of our business, our pricing or profitability in the future may not be comparable to any particular historical period.
Significant Events in 2005

2005 Financial Results
      Our financial results in 2005 were the best in the four years since we emerged from bankruptcy on December 31, 2001, and we believe signify a substantial improvement in the financial health of our company. The table below illustrates the changes in our results and financial condition from 2002 to 2005:

	For the Years Ended December 31,

	2005	2004	2003	2002

	(In thousands, except ECU data)
Revenues	$515,715	$407,115	$378,675	$316,907
Operating income	100,081	22,079	39,781	12,751
Net income (loss)	70,296	(1,242)	18,187	(4,757)
Net cash flows from operating activities	102,948	19,639	14,261	250
Total debt (as of December 31)*	154,597	202,776	222,288	228,575
Average ECU netback prices	581	393	382	270

      * 2005 debt does not reflect the subsequent redemption of $50 million of debt on January 13, 2006.
These financial results are due to, among other things:

•	An improving economy during this time period, which has resulted in greater demand for our chlor-alkali products.

•	Favorable price movement in our ECU netback, as shown in the table above.

•	Reduced costs due to our organizational efficiency project referred to as Project STAR that was implemented in 2004 and 2005. In addition to the reduced costs, this project also increased the efficiency and effectiveness of our plant and other operations, while continuing our focus on safety.
      The primary use of this increased cash flow has been to reduce our debt level. When we emerged from bankruptcy, we were highly leveraged with approximately $229 million of debt. After the debt reductions in 2005 and early 2006, our total debt has been reduced to approximately $103 million in the first quarter of 2006, which significantly strengthens our balance sheet. We expect to be able to further reduce debt in 2006 from the proceeds of a pending sale of excess land in Henderson, Nevada and from excess cash flow from our operations.

Cost Reduction Measures; Asset Sales and Redeployments
      During 2004 and 2005, we developed and implemented an organizational efficiency project referred to as Project STAR. This project began in the first quarter of 2004 and was extended to our Dalhousie facility in the first quarter of 2005. Project STAR involved the design, development and implementation of uniform and standardized systems, processes and policies to improve our management, sales and marketing, production, process efficiency, logistics and materials management and information technology functions. This project resulted in the elimination of 138 employee and contract positions. Project Star was completed at the end of 2005.
      In the fourth quarter of 2004, we initiated the relocation of the bleach production assets from our Cornwall plant to our Becancour facility, which was completed in April 2005. During the second quarter of

2005, we decided to terminate the remaining operations at our Cornwall plant and sold the related chlorinated paraffin operations. The cash consideration for this sale was $1.0 million, but upon the satisfaction of certain contingencies tied to the future supply of chlorine under a sales agreement with the buyer, we may receive up to $220,000 in each quarter through June 30, 2009, for a maximum of $3.5 million. We recognized a $1.8 million loss during 2005 as a result of the sale, which is included in Other Items in our consolidated statements of operations for the period. During the third and fourth quarters of 2005, we satisfied the applicable purchase price contingencies and recognized a gain of $440,000, which is also included in Other Items in the consolidated statements of operations.
      During the third quarter of 2005, we terminated the remaining operations at our Cornwall plant, which related to the production of anthraquinone, a pulping additive. As a result of the relocation of the bleach productions assets, the sale of the chlorinated paraffin operations and the termination of production at the Cornwall plant, an additional 27 employee positions were eliminated. Due to the employee terminations, we recognized additional pension expense of approximately $0.9 million for the year ended December 31, 2005. At the end of the current lease term which expires in 2007 and for which the remaining rent is a nominal amount, we will return the Cornwall plant facility to the lessor. The plant is fully depreciated.
      During the second quarter of 2005, we decided to discontinue the use of the former chlor-alkali manufacturing facility in Tacoma as a terminal. All operations at the facility were terminated in September 2005. In December 2005, we completed the sale of the Tacoma facility and recognized a gain on the sale of $4.1 million, primarily including cash consideration of $0.8 million and the reversal of previously recognized environmental remediation charges of $4.5 million, due to the assumption of all environmental remediation liabilities by the purchaser. As a result of these actions, seven employee positions were eliminated in December 2005.
      Employee severance and related costs for Project Star and the other actions described above resulted in aggregate severance costs of $6.1 million, with $4.0 million of this amount recognized in 2004 and $2.1 million recognized in 2005. See Note 16 “Restructuring Charges” of the notes to consolidated financial statements contained in Item 8. We do not anticipate any further costs for employee severance related to these projects.

ECU Netback Prices
      In accordance with industry practice, we compare ECU prices on a netback basis, reporting and analyzing prices net of the cost of transporting the products to customers to allow for a comparable means of price comparisons between periods and with respect to our competitors. Our average ECU netback was $581 in 2005, compared to $393 in 2004 and $382 in 2003. For purposes of determining our ECU netback, we use prices that we realize as a result of sales of chlorine and caustic soda to our customers, and we do not include the value of chlorine and caustic soda that is incorporated in other products that we manufacture and sell. During 2005, we used approximately 25% of the chlorine and 9% of the caustic soda that we produced to manufacture other products, primarily bleach and hydrochloric acid. For a detailed discussion of pricing, see Item 1. “Business — Marketing, Pricing, Production and Transportation — Pricing” above.
      Our average ECU netback for the first two months of 2006 was approximately $620. Based on current CMAI forecasts, we anticipate that our average ECU netback may decrease from this level during 2006.

Production
      Our 2005 production of 671,000 ECUs was 93% of our production capacity of 725,000 ECUs. During 2005, we experienced disruptions in our operations due to rail transportation disruptions, unexpected reductions in customer orders, planned and unplanned maintenance outages and Hurricanes Katrina and Rita. See Item 1. “Business — Marketing, Pricing, Production and Transportation — Production” for a detailed discussion of our production in 2005.

Energy Costs
      Electricity is the costliest raw material component in the production of chlor-alkali products. The electricity costs associated with our production of chlor-alkali products can materially affect our results of operations, as each one dollar change in our cost for a megawatt hour of electricity generally results in a corresponding change of approximately $2.75 in our cost to produce an ECU.
      As shown by the table below, the amounts that we spent on electricity for the production of chlor-alkali products and for other power requirements rose significantly during 2005, both in absolute terms and as a percentage of our cost of sales that those amounts represented:

	Total Power	Percentage of
	Costs	Cost of Sales

	(In thousands)
2004
First Quarter	$19,989	23%
Second Quarter	21,273	25%
Third Quarter	23,051	26%
Fourth Quarter	22,201	24%
2005
First Quarter	20,334	23%
Second Quarter	23,594	25%
Third Quarter	25,109	26%
Fourth Quarter	31,251	31%
      Our plants at St. Gabriel and Henderson rely on power sources that primarily use natural gas for the generation of electricity. In response to natural gas price increases during 2005, our electricity rates increased throughout most of 2005 to historically high levels, reaching a peak in October and November. While natural gas prices have decreased somewhat in early 2006 from 2005 levels, prices remain high relative to years prior to 2005.

Transportation
      Most of the chlorine that we produce is transported to our customers in railcars and for customers near our plant in St. Gabriel by pipelines. We ship caustic soda by railcars, trucks, ships or barges, and we ship our other products by railcars or trucks. We lease a fleet of railcars, which numbered 1,958 as of December 31, 2005, and use third-party transportation operators for truck and water-borne distribution. We are increasing our ability to maintain inventory at leased terminal space, and we now store inventory at three terminal locations for truck-load shipments to customers. Another ten locations are used for the direct transfer of product from railcars to trucks for distribution.

      The amounts that we spent on transportation for the sale of chlor-alkali products during each quarter in 2004 and 2005, and the corresponding percentages of our cost of sales that those amounts represented, were as follows:

	Product
	Transportation	Percentage of
	Costs	Cost of Sales

	(In thousands)
2004
First Quarter	$21,093	24%
Second Quarter	22,265	26%
Third Quarter	22,843	25%
Fourth Quarter	20,497	23%
2005
First Quarter	20,674	24%
Second Quarter	22,503	24%
Third Quarter	22,367	23%
Fourth Quarter	23,462	23%
Emergence from Bankruptcy
      Effective December 31, 2001, we emerged from a bankruptcy reorganization filed under Chapter 11 of the U.S. Bankruptcy Code and a parallel filing under the Canadian Companies Creditors’ Arrangement Act. Our post-emergence consolidated financial statements reflect results after the consummation of the plan of reorganization and the application of the principles of fresh-start accounting in accordance with the provisions of SOP 90-7. The company as it existed prior to our emergence from bankruptcy (which we refer to as the Predecessor Company) and the Successor Company after adopting fresh-start accounting are different entities for financial reporting purposes.
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
      Long-Lived Assets. We evaluate long-lived assets for impairment whenever indicators of impairment exist. In addition to idling of production capacity, we consider product prices and energy costs to be key indicators in the evaluation of long-lived asset impairment. In accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The determination of recoverability of long-lived assets and certain other identifiable intangible assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. During 2003, we recognized asset impairments as a result of increased energy costs at our Henderson chlor-alkali plant. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is evaluated using the discounted future cash flow estimates of the reporting unit to which the goodwill is identifiable. Using discounted cash flow methodology based on projections of the amounts and timing of future revenues and cash flows of PCI Canada, we determined that as of December 31, 2005 and 2004, our goodwill, all of which relates to PCI Canada, was not impaired. As a result, there was no change in the carrying value of goodwill of $84.1 million as of December 31, 2005 and 2004.

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
      Environmental Liabilities. During 2005, we commissioned the most recent of our periodic assessments of our environmental obligations. The 2005 study, like the preceding 2003 assessment, was performed by an independent consulting firm and was based on scenario analysis to estimate the cost to remedy environmental concerns at all of our plant sites. For each scenario, the study also used cost estimating techniques that included actual historical costs, estimates prepared for us by consultants, estimates prepared for us by our engineers and outside consultants, and other published cost data available for similar projects completed at the same or other sites.
      The 2005 study included consideration of various factors, including, but not limited to, existing knowledge of site conditions, current regulations and their application by regulatory agencies, the use of various alternative remediation technologies, post-acquisition contamination not covered under existing environmental indemnity agreements and the inherent risk of disputes under some of our indemnity agreements due to passage of time. Based on the 2005 study, we estimated our total environmental remediation liabilities to be $19.8 million as of March 31, 2005, of which $3.2 million is subject to indemnity claims against a previous owner. As of December 31, 2005, our total estimated environmental liabilities were $14.5 million, based on the results of the study, $0.8 million of costs that we have incurred since the study’s completion, and the $4.5 million liability reduction resulting from the indemnity that we received in connection with the sale of our former chlor-alkali facility in Tacoma. See Item 1. “Business — Environmental Regulation — Indemnities — OxyChem Indemnity for Tacoma Site.” We base our environmental reserves on undiscounted costs. We believe that adequate accruals have been established to address all known remedial obligations, although there can be no guarantee that the actual remedial costs or associated liabilities will not exceed accrued amounts. At some of our locations, regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources. We could be required to incur additional costs to construct and operate remediation systems in the future.
      Defined Benefit Pension and Post-Retirement Plans. As of December 31, 2005, we reported pension and post-retirement liabilities of $26.6 million, composed of $17.5 million for U.S. pension plans and $9.1 million for Canadian pension plans. Plan obligations and annual pension expense are determined by independent actuaries and are based in part on a number of assumptions. Key assumptions in measuring plan obligations include the discount rate, the rate of salary increases, the long-term healthcare cost trend rate, mortality rates and the estimated future return on plan assets. As of December 31, 2005, the weighted average of the assumptions that we used were as follows:

		Pioneer	Pioneer
	PCI Canada	Americas	Consolidated

Defined benefit plans:
Discount rate	5.00%	5.50%	5.30%
Expected return on plan assets	7.75%	8.00%	7.90%
Rate of compensation increase	3.50%	3.50%	3.50%
Post retirement benefit plans:
Discount rate	5.00%	5.50%	5.00%
Health care cost inflation	9.80%	9.00%	9.40%
      In determining the discount rate, we used the corporate AA-rated fixed income investment rate with approximately the same duration as our plans’ liabilities. Asset returns are based on the anticipated average of earnings expected on the invested funds of the plans based on the results of historical statistical studies performed by our advisors. Approximately 60% of pension plan assets is invested in equity securities and approximately 40% is invested in debt and other fixed-income instruments. Salary-increase assumptions are based on historical experience and anticipated future management actions. SeeNote 5 “Employee Benefits” to the consolidated financial statements.
      Changes in key estimates and assumptions could have a material impact on recorded liability amounts and our statutorily-required annual cash-funding obligations. In 2006, we expect a cash-funding obligation of approximately $5.0 million for our pension plans. A 1% change in the discount rate would change our recorded obligations by approximately $16.4 million, while a 1% change in the assumed rate of return on assets would change annual costs by approximately $0.9 million. The impact of changes in healthcare trend rates is described in Note 5 “Employee Benefits” to the consolidated financial statements.
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
      Income Taxes. We have deferred tax assets that are reviewed periodically for recoverability. These assets are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Valuations related to tax accruals and assets could be impacted by changes to tax codes, changes in the statutory tax rates and our future taxable income levels. We have provided a valuation allowance for the full amount of the U.S. net deferred tax assets due to uncertainties relating to limitations on utilization under the Internal Revenue Code and our ability to generate sufficient taxable income within the carry-forward period.
      We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment
Liquidity and Capital Resources
      Summary of Outstanding Debt and Borrowing Capability. During 2005 and January 2006, we have substantially reduced our outstanding debt. As of December 31, 2005, our outstanding Senior Secured Debt consisted of the Senior Notes in the aggregate principal amount of $150 million which mature in 2008. We voluntarily redeemed $50.0 million in principal amount of the Senior Notes in January 2006 which reduced the outstanding principal balance to $100 million.
      As of December 31, 2005 and February 28, 2006, we had no borrowings outstanding under our Revolver, which matures on December 31, 2006. Our Revolver has a $30 million commitment and is subject to borrowing base limitations based on the level of accounts receivable and reserves, and is further reduced by letters of credit that are outstanding. As a result, on February 28, 2006, our additional availability under the Revolver was approximately $26.1 million, after reducing the amount of availability by the $3.9 million of letters of credit then outstanding.
      Debt Prepayments. In December 2004, we issued 1.1 million shares of common stock in a public offering. Of the $22.1 million in net proceeds of the offering, a total of $1.3 million was applied in December 2004 to prepay a portion of the then-outstanding Senior Floating Rate Term Notes due December 2006 (the “Senior Floating Notes”), and the remainder, together with other corporate funds, was used in January 2005 to redeem $21.1 million in principal amount of the then-outstanding Senior Secured Floating Rate Guaranteed Notes due December 2006 (the “Senior Guaranteed Notes”). We were required to make mandatory redemptions and prepayments of the Senior Guaranteed Notes and the Senior Floating Notes (collectively, the “Tranche A Notes”) from excess cash flow (as defined in the related agreements), and we were also permitted to redeem and prepay the Tranche A Notes on a voluntary basis. We were required to redeem and prepay approximately $2.4 million and $18.3 million of the principal amount of the Tranche A Notes as a result of the application of those provisions with respect to our excess cash flow for the quarters ended March 31, 2003 and 2005, respectively. These prepayments and redemptions occurred during May 2003 and 2005, respectively. In July 2005, we elected to voluntarily prepay the remaining $0.8 million of principal amount, plus accrued interest, of the Senior Floating Notes. The remaining $6.1 million of principal amount, plus accrued interest, of Senior Guaranteed Notes was redeemed on a voluntary basis in August 2005, completing the retirement of all Tranche A Notes that had been outstanding.
      We are also permitted to redeem the Senior Notes on a voluntary basis. Pursuant to the terms of the indenture governing the Senior Notes, we are required to pay a 5% redemption premium for any redemption of Senior Notes during 2006 and a 2.5% redemption premium for any redemption of Senior Notes during 2007. In January 2006, we voluntarily elected to redeem $50.0 million in principal amount of Senior Notes. The note holders were paid a total of $52.5 million in principal and redemption premium, plus interest accrued to the date of payment.
      Summary of Certain Debt Provisions. The Senior Secured Debt requires payments of interest and the related agreements contain various covenants including financial covenants in our Revolver (which, if violated, will create a default under the cross-default provisions of the Senior Notes) that obligate us to comply with certain cash flow requirements. The debt agreements contain covenants limiting or preventing our ability to, among other things, incur additional indebtedness, prepay or modify debt instruments, grant additional liens, guarantee any obligations, sell assets, engage in another type of business or suspend or terminate a substantial portion of business, declare or pay dividends, make investments, make capital expenditures in excess of certain amounts, or make use of the proceeds of borrowings for purposes other than those specified in the agreements. The agreements also include customary events of default, including one for a change of control under the Revolver. Borrowings under the Revolver are subject to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default. The Revolver also provides that, as a condition of borrowings, there shall not have occurred any material adverse change in our business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).
      The holders of the Senior Notes may require us to redeem their notes with net cash proceeds from certain asset sales and from new equity issuances in excess of $35 million. In addition, upon the occurrence of a change of control, the holders may require us to repurchase all or a portion of the notes.
      The obligations under the Revolver are secured by liens on our accounts receivable and inventory, and the obligations under the Senior Notes are secured by liens on substantially all of our other assets, with the exception of certain assets that secure the obligations under certain other long-term liabilities.
      Revolver Obligations. One of the covenants in the Revolver requires us to generate at least $21.55 million of net earnings before extraordinary gains, the effects of derivative instruments excluding any derivative expenses paid by us, interest, income taxes, depreciation and amortization (referred to as “Lender-Defined EBITDA”) for each twelve-month period ending at the end of each calendar quarter. Our Lender-Defined EBITDA for the twelve months ended December 31, 2005, was $120.9 million, which was greater than the $21.55 million required under the Revolver covenant for that period. Under the Revolver we are also required to maintain Liquidity (as defined) of at least $5.0 million, and limit capital expenditure levels to $25.0 million in each calendar year. At December 31, 2005, our Liquidity was $88.8 million, consisting of borrowing availability of $26.0 million and cash of $62.8 million, including short-term investments. Our capital expenditures were $14.0 million in 2005, and we estimate capital expenditures will be approximately $15.2 million during 2006.
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
      The calculation of Lender-Defined EBITDA for each of the quarters during 2005 and for the twelve months ended December 31, 2005, is as follows (dollar amounts in thousands). During the periods presented there were no extraordinary gains, derivative items or impairment charges.

	Three	Three	Three	Three	Twelve
	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,	Dec. 31,
	2005	2005	2005	2005	2005

Net income	$15,020	$24,089	$20,102	$11,085	$70,296
Income tax expense	3,411	2,957	2,058	2,355	10,781

Income before income taxes	18,431	27,046	22,160	13,440	81,077
Depreciation and amortization	5,685	6,647	6,250	5,982	24,564
Interest expense	4,256	4,114	3,597	3,300	15,267

Lender-Defined EBITDA	$28,372	$37,807	$32,007	$22,722	$120,908

See Note 14 “Selected Quarterly Financial Data (Unaudited)” to the consolidated financial statements for selected unaudited quarterly financial data.
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
      Future Payment Commitments. In 2006, we expect to have cash requirements, in addition to operating and administrative costs, of approximately $30.6 million, consisting of the following: (i) interest payments of $10.4 million, (ii) capital expenditures of $15.2 million, (iii) environmental remediation spending of $1.7 million, (iv) severance payments of $1.6 million and (v) contractual debt repayments (not including the $50 million redemption mentioned above) of $1.7 million. These amounts are our current estimates and they could materially change based on various factors or unanticipated circumstances. We expect to fund these obligations through internally-generated cash flows from operations, including changes in working capital, and available borrowings under our Revolver.
      The following table sets forth our obligations and commitments to make future payments under debt agreements, non-cancelable operating lease agreements and purchase obligations as of December 31, 2005 (dollar amounts in thousands):

							2011 and
	Total	2006	2007	2008	2009	2010	Thereafter

Consolidated Balance Sheet:
Long-term debt(1)(2)	$200,284	$17,085	$16,092	$165,058	$58	$58	$1,933
Other Obligations(3):
Leases(4)	59,398	16,286	12,804	10,388	6,957	4,806	8,157
Purchase obligations(5)	5,548	5,548	—	—	—	—	—

Total	$265,230	$38,919	$28,896	$175,446	$7,015	$4,864	$10,090

(1)	Includes the maturity of the Senior Notes in 2008. The timing and amount of payments that are set forth do not take into consideration any early redemption obligations that may arise. Long-term debt is inclusive of interest payments based on interest rates in effect at December 31, 2005 as follows: Senior Notes — fixed 10%; and other notes at various interest rates.

(2)	Long-term debt includes $50.0 million in principal amount of long-term debt that was voluntarily redeemed in January 2006, but otherwise would not have been due until 2008. Long-term debt also includes interest payable on such redeemed amount of $5.0 million annually that would have been paid in each of 2006, 2007 and 2008.

(3)	Payments for environmental remediation liabilities are excluded from the table as they are not contracted obligations. The timing of payment for environmental remediation liabilities is predicated upon the timing of future events that have not occurred and may not be predicted with certainty.

(4)	Consists primarily of tank car leases and leases of certain facilities and equipment.

(5)	Consists primarily of purchase contracts with fixed and determinable payment obligations for goods and services used in manufacturing and producing operations in the normal course of business.
      There was $150 million of our Senior Notes outstanding on December 31, 2005, prior to the redemption of $50.0 million of Senior Notes in January 2006. We can provide no assurances that the cash that we will generate from our operations will be sufficient to repay the Senior Notes when they are due in December 2008. If we do not generate sufficient amounts of cash, it would be necessary to refinance the indebtedness, issue new equity or sell assets. The terms of any necessary new borrowings would be determined by then-current market conditions and other factors, and could impose significant additional burdens on our financial condition and operating flexibility, and the issuance of new equity securities could dilute the interest of our existing stockholders. We cannot provide any assurances that we would be able to refinance any of our indebtedness, raise equity on commercially reasonable terms or at all, or sell assets, which failure could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.
      Tax Liability Upon Payment of Senior Notes. Our Senior Notes, while denominated in U.S. dollars, were issued by our Canadian subsidiary. As a result, the payment of the Senior Notes prior to or at maturity may create a tax liability due to changes in the exchange rate. For Canadian tax purposes, a foreign exchange gain or loss is determined based on the difference between the exchange rate prevailing when the debt repayment is made and the exchange rate of 1.5928 when the Senior Notes were originally issued on December 31, 2001. Our redemption of $50 million of the Senior Notes on January 13, 2006, when the exchange rate was 1.1604, resulted in a foreign exchange gain (treated as a capital gain for Canadian tax purposes) of approximately $18.7 million. While we have a capital loss carry-forward for Canadian tax purposes sufficient to offset this gain in 2006, the tax consequences of the redemption will result in the use of a substantial portion of our Canadian capital loss carry-forward. The Senior Notes are due in December 2008, and we are considering whether to refinance the remaining $100 million principal balance of the Senior Notes prior to their scheduled maturity date, which could accelerate the realization of any related tax liabilities due to exchange rate differences. In addition, we expect to receive proceeds of approximately $22.8 million from the sale of certain excess acreage in Henderson, Nevada sometime in 2006 that we anticipate will be applied to prepay the Senior Notes. If the exchange rate for U.S. dollars to Canadian dollars on the date of payment of any portion of the Senior Notes is less than the exchange rate when the Senior Notes were originally issued on December 31, 2001, we would have a Canadian tax liability based on such difference, which could be material. Because we are unable to determine the exchange rate that will be in effect when we ultimately repay the Senior Notes, we are unable at this time to determine the amount of such tax liability, if any.
      Sarbanes-Oxley Section 404 Compliance. In 2005, we became subject to the Sarbanes-Oxley Section 404 compliance requirements under which our management is required to attest to the effectiveness of our internal controls over financial reporting, and our outside auditors are required to audit our compliance. We hired an outside consulting firm to help us document and assess our internal controls to meet our compliance obligations, and incurred additional expenses for the audit performed by our outside auditors. As a result, we incurred substantial fees for professional services in the amount of approximately $5.4 million in 2005. Many of the amounts incurred during 2005 relate to items, including the license of software tools, that we believe will provide the foundation for future compliance efforts. We intend to hire a compliance director in 2006 who will be responsible for directing our ongoing compliance efforts. We estimate that the cost in 2006 for outside services and system tools for Sarbanes-Oxley Section 404 compliance, and the cost of the outside audit, will be approximately $2.6 to $3.1 million.
      Capital and Environmental Expenditures. Total capital expenditures were approximately $14.0 million, $8.4 million and $10.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, and are expected to be approximately $15.2 million for the year ending December 31, 2006. Total capital expenditures include expenditures for environmental-related matters at existing facilities of approximately $1.0 million, $3.9 million and $2.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      We routinely incur operating expenditures associated with hazardous substance management and environmental compliance matters in ongoing operations. These operating expenses include items such as waste management, fuel, electricity and salaries. The amounts of these operating expenses were approximately $2.5 million, $1.5 million and $1.7 million in 2005, 2004 and 2003, respectively. We expect to spend approximately $1.7 million for these types of expenses during 2006.
      Based on the environmental studies completed in 2005 and 2003, we reduced our environmental reserves by $0.2 million in the first quarter of 2005 and we recorded a $9.5 million environmental charge during the first quarter of 2003 resulting from an environmental study completed in May 2003. At December 31, 2005 and 2004, we maintained an accrual of $14.5 million and $20.3 million, respectively, for environmental liabilities, which were included in other long-term liabilities on our balance sheet. During 2005, we reduced our liability by $4.5 million resulting from the indemnity that we received in connection with the sale of our former Tacoma plant facility, and paid approximately $1.2 million for environmental costs that had been included in such liabilities. We believe the remaining amount of environmental reserves is adequate to address costs that may arise over the course of the next thirty years. Those costs will be determined on the basis of known environmental concerns and the application of environmental requirements to those concerns, such that the amount and timing of specific amounts is not certain. See Item 1. “Business — Environmental Regulation” in Part I of this report and Note 13 “Other Long Term Liabilities  — Environmental” to our consolidated financial statements.
      Defined Benefit Pension and Post-Retirement Plan Liabilities. Defined benefit and post-retirement plan liabilities totaled $26.6 million at December 31, 2005. Our contributions to these plans were $5.4 million during the year ended December 31, 2005, and are expected to be a minimum of $5.0 million for the year ending December 31, 2006, though we may at our discretion pay more than the required minimum amount. Based on consultation with our outside actuary and assuming no change in current interest rates and assuming the plans’ assets grow at an average of 7.9% per year, we estimate that our minimum required contributions will be at least $5.0 million in each of the next four consecutive years. Due to the elimination of employee positions resulting from the Cornwall plant closure in 2005, we recognized a plan curtailment with respect to our Canadian defined benefit plan. Plan obligations of affected plan participants are currently in the process of being settled, and once we receive the proper regulatory approval and the final settlement amount is determined, we expect to make additional contributions of approximately $2.1 million in 2006.
      Net Operating Loss Carry-forward. At December 31, 2005, we had a U.S. net operating loss carry-forward (“NOL”) of $56.7 million (representing $21.0 million of deferred tax assets) that will expire in varying amounts from 2008 to 2024, if not utilized. $7.6 million of such NOL (the “Predecessor Company NOL”) was generated prior to our emergence from bankruptcy on December 31, 2001, and our ability to use it to offset future taxable income is limited to $0.5 million per year. The remaining $49.1 million of NOL that was generated in 2002 through 2004 will expire in 2023 and 2024, and may be subject to limitations on use as a result of subsequent changes in the ownership of our common stock. See Item 1A. “Risk Factors — Availability of our net operating loss carry-forward may be limited . . .” in Part I of this report and Note 12 “Income Taxes” to our consolidated financial statements.

      Foreign Operations and Exchange Rate Fluctuations. Approximately 52% of our production capacity comes from our Canadian operations. International operations are subject to a number of risks, including currency exchange rate fluctuations, and the earnings of our Canadian subsidiary and intracompany payments are subject to foreign taxation rules.
      Due to the significance of the U.S. dollar-denominated Senior Notes of our Canadian subsidiary and certain other U.S. dollar-denominated assets and liabilities, our functional accounting currency is the U.S. dollar. A portion of our sales and expenditures is denominated in Canadian dollars, and accordingly, our results of operations and cash flows may be affected by fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar, since Canadian dollar transactions must be translated into U.S. dollars for accounting purposes. In addition, because a portion of our revenues, cost of sales and other expenses are denominated in Canadian dollars, we have a translation exposure to fluctuations of the Canadian dollar against the U.S. dollar. We recorded $1.5 million of currency exchange loss as other expense for 2005, compared to $2.8 million and $5.8 million of currency exchange loss in 2004 and 2003, respectively. Currently, we are not engaged in forward foreign exchange contracts, but we may enter into such hedging activities in the future. In addition, see “Tax Liability Upon Payment of Senior Notes” above for a discussion of certain Canadian tax liabilities related to our Senior Notes.
      Working Capital. Our working capital was $91.7 million and $48.2 million as of December 31, 2005 and 2004, respectively. Changes from 2004 to 2005 consisted primarily of an increase in short-term investments of approximately $45.9 million resulting from an increase in discretionary cash as a result of higher sales in 2005 as compared to 2004, an increase in accounts receivable of approximately $13.2 million as a result of higher prices and volumes, partially offset by increases in accrued liabilities of approximately $15.1 million resulting mainly from increased employee bonus accruals of $6.5 million in 2005.
      Net Cash Flows from Operating Activities. Net cash from operating activities was $102.9 million in 2005, compared to $19.6 million in 2004. The increase was primarily due to increased sales in 2005 as a result of higher prices and sales volumes, partially offset by slightly higher operating expenses. Changes in operating assets and liabilities during 2005 had an unfavorable impact of $5.7 million on operating cash flows, primarily as a result of increases in accounts receivable from higher sales during the year offset in part by increased accrued liabilities which were primarily attributable to a higher employee bonus accrual. This compares to changes in operating assets and liabilities from the prior period of a negative $9.6 million.
      Net Cash Flows Used in Investing Activities. Net cash used in investing activities, consisting primarily of capital expenditures, was $10.4 million in 2005, as compared to $8.1 million in 2004. Capital expenditures of $12.6 million for the 2005 period represented an increase of $4.2 million over the 2004 period primarily as a result of the relocation of our bleach producing assets from our Cornwall facility to our Becancour facility, major equipment replacements at the Becancour facility and equipment maintenance related to our planned shutdown at our St. Gabriel facility.
      Net Cash Flows Used in Financing Activities. Net cash used in financing activities was $46.1 million in 2005, compared to net cash inflows of $2.5 million in 2004. The 2005 cash outflows were due primarily to the retirement of approximately $46.2 million of Tranche A Notes during the year. In 2004, net cash inflows from financing activities included proceeds from the issuance of stock in an equity offering of approximately $22.1 million, net of the repayment of net borrowings under the Revolver of $16.8 million and the prepayment of $3.1 million in principal of the Tranche A Notes.
Cumulative Effect of Accounting Change
      In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations  — an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement, including obligations that may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when sufficient information to reasonably estimate the fair value of an asset retirement obligation is considered available.
      With the clarification outlined by FIN 47, we were able to reasonably estimate our conditional asset retirement obligations and accordingly recorded an asset retirement obligation of $4.0 million as of December 31, 2005. These obligations involve various federal, state and local regulations and/or contractual obligations to decontaminate and/or dismantle certain machinery and equipment, buildings, and leasehold improvements at our various operating locations.
      Asset retirement obligations were estimated for each of our operating locations, where applicable, based upon our current and historical experience, adjusted for factors that a third-party would consider, such as overhead, profit and market risk premium. Estimated obligations were escalated based upon the anticipated timing of the related cash flows using an assumed inflation rate, and then were discounted using a credit-adjusted, risk-free interest rate. The impact of adoption resulted in a charge of $2.2 million recorded as a cumulative effect of change in accounting principle (net of tax) in our consolidated statements of operations in 2005.
Results of Operations
      The following table sets forth certain operating data for the periods indicated (dollars in thousands and percentages as a percentage of revenues).

	Year Ended December 31,

	2005		2004		2003

Revenues	$515,715	100%	$407,115	100%	$378,675	100%
Cost of sales — product	(376,225)	(73)	(353,454)	(87)	(340,804)	(90)
Cost of sales — derivatives	—	—	—	—	(20,999)	(6)

Total cost of sales	(376,225)	(73)	(353,454)	(87)	(361,803)	(96)

Gross profit	139,490	27	53,661	13	16,872	4
Selling, general and administrative expenses	(38,187)	(8)	(27,608)	(7)	(23,204)	(6)
Change in fair value of derivatives	—	—	—	—	87,271	23
Asset impairment	—	—	—	—	(40,818)	(11)
Other items	(1,222)	—	(3,974)	(1)	(340)	—

Operating income	100,081	19	22,079	5	39,781	11
Interest expense, net	(15,267)	(3)	(18,356)	(5)	(19,064)	(5)
Other expense	(1,543)	—	(2,838)	(1)	(5,816)	(2)

Income before income tax items	83,271	16	885	—	14,901	4
Income tax (expense) benefit	(10,781)	(2)	(2,127)	(1)	3,286	1

Income before cumulative effect of change in accounting principle	72,490	14	(1,242)	—	18,187	5
Cumulative effect of a change in accounting principle, net of tax	(2,194)	—	—	—	—	—

Net income (loss)	$70,296	14%	$(1,242)	—	$18,187	5%

      Our derivatives positions, which were the subject of a dispute with the Colorado River Commission of Nevada that was settled early in 2003, are discussed below under “Settlement of Dispute with the Colorado River Commission of Nevada.”

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004
      Revenues. Revenues for the years ended December 31, 2005 and 2004, were as follows:

	2005	2004

Chlorine and caustic soda	$386,011	$293,508
Other	129,704	113,607

Total revenues	$515,715	$407,115

Average ECU netback*	$581	$393

*	The average ECU netback relates only to sales of chlorine and caustic soda, and not to sales of other products.
      Revenues increased by $108.6 million, or approximately 27%, to $515.7 million for the year ended December 31, 2005, as compared to the prior year period. Revenues from sales of chlorine and caustic soda increased by $92.5 million, with an increase of approximately $120.0 million due to increased ECU netbacks, but partially offset by a decrease of approximately $27.5 million due to decreased ECU sales volume. Our average ECU netback (which relates only to sales of chlorine and caustic soda to customers) for the year ended December 31, 2005, was $581, an increase of 48% from the average netback in 2004 of $393. Our revenues in the most recent year were also favorably affected by increased prices for our other products, primarily from an increase of $16.8 million in revenues from bleach sales.
      Cost of Sales. Cost of sales-product increased by $22.8 million, or approximately 6%, to $376.2 million for 2005 as compared to 2004. For 2005 our variable costs were $14.1 million higher than in 2004. Variable product costs included a $23.4 million increase resulting from higher prices for salt, electricity and other raw materials being partially offset by $5.0 million due to lower production volumes and $8.0 million of lower purchases for resale. In addition, there was also $1.4 million of higher costs resulting from a reduction of inventory during the period. We also incurred higher freight costs of $2.5 million, which included an increase in freight costs to our customers of $3.8 million, offset in part by reduced charges for freight on product transfers between our terminals. For 2005, our fixed costs were $8.7 million higher than in 2004. The increase included maintenance costs which were $7.9 million higher, primarily due to increased maintenance expenses at our Henderson, Becancour and St. Gabriel plants, including $3.6 million of turnaround costs at our St. Gabriel and Henderson plants. Also included in the most recent period was increased non-variable utilities cost of $2.3 million. There was also a $1.1 million reduction in salaries and other employee-related costs primarily relating to workforce reductions resulting from Project STAR. In addition, there was a $1.0 million decrease in depreciation expense, with the absence of a $3.4 million charge in the first quarter of 2004 that related to our decision to discontinue chlor-alkali production at our Tacoma facility, more than offsetting the additional depreciation of assets at our Tacoma and Cornwall facilities during 2005. Other companies may include certain of these costs in selling, general and administrative expenses, resulting in a lack of comparability between our gross profit and that reported by other companies.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $10.6 million, or approximately 38%, to $38.2 million for the year ended December 31, 2005, as compared to the year ended December 31, 2004. The unfavorable variance in 2005 was primarily attributable to an increase in personnel expenses of $7.7 million including a higher employee bonus accrual of $6.1 million, additional pension expense in 2005 of $0.8 million as a result of our Cornwall plant shutdown and $0.4 million of employee severance and related costs in connection with the final stages of our organizational efficiency project and Tacoma plant closure. We also incurred higher professional fees in 2005 of approximately $1.2 million. The professional fees were impacted by recognition of $5.1 million in 2005 for consulting fees related to the Sarbanes-Oxley compliance readiness which was largely offset by the absence of consulting fees of $4.3 million incurred in 2004 related to our organizational efficiency project. Additionally in 2005, we recorded higher bad debt expense of $1.6 million. Other companies may include as a component of selling, general and administrative expenses certain costs that we recognize as cost of sales — product. As a result, our gross profit may not be comparable to that reported by other companies.
      Other Items. Other items represented a net cost of $1.2 million for the year ended December 31, 2005, a cost decrease of approximately $2.8 million compared to 2004. The 2005 period included losses on miscellaneous asset dispositions and asset write-offs of approximately $3.0 million, a loss of $1.8 million on the Cornwall plant closure and related asset sale and employee severance and related costs of $0.9 million in connection with the final stages of the organizational efficiency project in Canada and the Tacoma plant closure in September 2005. Partially offsetting these costs was a gain of $4.1 million in connection with the sale of the Tacoma facility in December 2005, comprised primarily of $0.8 million of cash consideration and the reversal of the $4.5 million environmental liability as a result of the indemnity by the purchaser. Additionally, we recognized a gain of $0.4 million resulting from the satisfaction of certain purchase price contingencies in 2005.
      Interest Expense, Net. Interest expense, net of $15.3 million for the year ended December 31, 2005 included interest expense of $16.2 million, net of interest income of $0.9 million. This was approximately $3.1 million less than the year ended December 31, 2004, as a result of lower debt balances during the 2005 period. The 2004 period included $0.1 million of interest income. We completed the retirement of all outstanding Tranche A Notes in August 2005, and there were no borrowings under the Revolver during the last three quarters of 2005.
      Other Expense. Other expense of $1.5 million in 2005 primarily reflected a currency exchange loss, which resulted from a decrease in the rate at which Canadian dollar denominated amounts were converted into U.S. dollar balances (from 1.2020 at December 31, 2004, to 1.1630 at December 31, 2005). Other expense, net of $2.8 million for 2004 also reflected currency exchange loss.
      Income Tax Benefit. We had income tax expense of $10.8 million for the year ended December 31, 2005, compared to an income tax expense of $2.1 million in 2004. The effective income tax rate was 13% for the year ended December 31, 2005, and 240% for the year ended December 31, 2004. In 2005 the effective rate varied from the combined state and federal statutory rate principally due to a change in the recorded valuation allowance resulting from the re-measurement of our Predecessor NOL to the amount actually available for deduction in the future. In 2004 the effective rate varied from the combined state and federal statutory rate due to a change in the recorded valuation allowance resulting from the utilization of U.S. NOL, partially offset by an income tax benefit from a loss from our Canadian operations.

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
      Revenues increased by $28.4 million, or approximately 8%, to $407.1 million for 2004 as compared to $378.7 million in 2003. Revenues from the sale of chlorine and caustic soda increased by $17.2 million, with an increase of approximately $5.9 million due to increased ECU netbacks and an increase of approximately $11.3 million due to increased ECU sales volume. Our average ECU netback for the year ended December 31, 2004, was $393, an increase of approximately 3% from the average netback in 2003 of $382. Revenues in 2004 were also favorably affected by increased prices and volumes for our other products, with an increase of $3.3 million in revenues resulting from increased volumes from sales of hydrochloric acid and Cereclor®, and an increase of $7.0 million due to increased prices for various other products.
      Cost of Sales — Product. Cost of sales — product increased by $12.7 million, or approximately 4%, in 2004 as compared to 2003. The increase was primarily attributable to higher variable costs of $14.2 million, including increased electricity and salt costs of $7.0 million and $3.8 million, respectively, due to higher prices and production volumes, and $3.5 million of increased costs related to purchases of caustic soda for resale. Cost of sales  — product in 2004 also included increased freight costs of $8.8 million as a result of higher volumes and fuel surcharges, and higher depreciation of approximately $3.9 million due to a first quarter charge related to a decision to discontinue chlor-alkali production at the Tacoma facility. The increases were partially offset by lower fixed costs, including a decrease in personnel costs of $3.3 million as a result of Project STAR, and the absence of costs incurred in 2003 for anode recoating projects and environmental charges of approximately $3.5 million and $9.3. million, respectively. Other companies may include certain of these costs in selling, general and administrative expenses, resulting in a lack of comparability between our gross profit and that reported by other companies.
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
      Other Expense. Other expense for 2004 was comprised of $2.8 million in currency exchange loss, which resulted from a decline in the rate at which Canadian-dollar-denominated amounts were converted into U.S. dollar balances (from $1.30 at December 31, 2003, to $1.20 at December 31, 2004). For 2003, other expense of $5.8 million also resulted from a decline in exchange rates from the previous period.
      Income Tax (Benefit) Expense. Income tax expense for 2004 was $2.1 million compared to a tax benefit of $3.3 million in 2003. The 2004 expense resulted primarily from the recording of a valuation allowance against our Canadian capital loss carry-forward, offset by a benefit from the net loss of our Canadian operations. The valuation allowance was necessary since it is now considered unlikely that the capital loss carry-forward will be used against future capital gains.

Settlement of dispute with the Colorado River Commission of Nevada.
      Electric power for our Henderson facility is primarily provided by the Colorado River Commission of Nevada (“CRC”). Beginning in 2001, we disputed our responsibility for certain contractual obligations with respect to electricity derivatives positions that were undertaken by CRC, purportedly on our behalf. All of the conditions of a settlement of that dispute were satisfied on March 3, 2003. As a result of the settlement, which was effective as of January 1, 2003, we were released from all claims for liability with respect to the contractual obligations, and all litigation between Pioneer and CRC was dismissed.
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
      Although the settlement with CRC did not generate any cash proceeds for us, we recorded a net non-cash gain from the settlement of $66.3 million in the first quarter of 2003, arising from the reversal of the net liability of $87.3 million that we had recorded for the net mark-to-market loss on outstanding derivative positions and the $21.0 million receivable from CRC. Due to the assignment of our long-term hydropower contracts to the Southern Nevada Water Authority and the resulting higher energy prices under the new supply agreement effective in 2003, we performed an impairment test and determined that the book value of the Henderson facility exceeded the undiscounted sum of future expected cash flows over the remaining life of the facility. We then calculated the estimated fair value of the facility by discounting expected future cash flows using a risk-adjusted discount rate of 13%. Based on that analysis, we recorded an impairment charge of $40.8 million in the first quarter of 2003. As a result of the CRC settlement, the power purchased for the Henderson facility has a substantially greater cost than the same amount of hydropower resources would cost under the previously existing hydropower contract.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payments,” which replaced SFAS 123 and superseded Accounting Principles Board (“APB”) Opinion No. 25. SFAS 123R establishes accounting standards for transactions involving the exchange of a company’s equity instruments, or liabilities based on the fair value of an entity’s equity instruments, for goods or services. The primary focus of SFAS 123R involves share-based awards issued to employees. SFAS 123R generally requires a public company to measure the cost of the award based on the grant-date fair value of the award. The cost is required to be recognized over the requisite service period of the award. In April 2005, the Securities and Exchange Commission postponed the adoption date of SFAS 123R. Pioneer adopted SFAS 123R on January 1, 2006.
      To date Pioneer share-based payments have been issued in the form of stock option awards, with the grant-date fair value measured using an option pricing model which incorporates various assumptions as required by SFAS 123R. Using a modified prospective transition method, we expect to recognize approximately $0.6 million of compensation cost for the year ending December 31, 2006. The expected compensation cost is determined based on the fair value of unvested stock options as of January 1, 2006. The expected compensation expense for the year ending December 31, 2006, or in future periods, could change due to additional stock option grants or forfeitures during the year, or in future periods. We are currently assessing the type of stock incentive program that we plan to use in future periods.
      In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. We adopted FIN 47 on December 31, 2005. With the clarification outlined by FIN 47 for valuation of conditional asset retirement obligations, we were able to reasonably estimate our conditional asset retirement obligations which resulted in a charge of $2.2 million, net of tax of $0.2 million, recorded as the cumulative effect of change in accounting principle on the consolidated statement of operations and an asset retirement obligation of $4.0 million.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and SFAS No. 3.” SFAS No. 154 provides guidance on the accounting for and reporting of voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance the pronouncement does not include specific transition provisions. For these changes the statement requires retrospective application to prior period financial statements unless it is impracticable to determine the effects of the specific period or the cumulative effect of the change. SFAS 154 retained the guidance contained in APB No. 20 as it related to the correction of an error and changes in accounting estimates. The statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Pioneer adopted the statement on January 1, 2006. We do not expect the adoption of this statement to have a significant impact on Pioneer’s results of operations or financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      The table below provides information about our market-sensitive debt instruments and constitutes a “forward-looking statement.” Our fixed-rate debt has no earnings exposure from changes in interest rates. We have certain non-material variable rate instruments that are subject to market risk. Any increase in the market interest rates would not have a substantial impact on our interest expense or our cash requirements for interest payments.

	Expected Maturity Date at December 31, 2005 Year Ending December 31,
							Fair Value at
	2006	2007	2008	2009	2010	Thereafter	December 31, 2005

Fixed rate debt(1)	$1,858	$983	$150,000	$—	$—	$—	$152,841
Variable rate debt	—	—	—	—	—	1,756	1,756

Total debt	$1,858	$983	$150,000	$—	$—	$1,756	$154,597

(1)	Debt instruments at fixed interest rates ranging from 8.0% to 10.0%, with the majority at 10.0%; includes the payment of the Senior Notes in 2008. In January 2006 we redeemed $50.0 million in principal amount of the Senior Notes that is included in the above table with a maturity in 2008.
      There were no significant changes to the expected maturity value of our market-sensitive debt instruments as of December 31, 2005, as compared to December 31, 2004, for the applicable periods as presented in the table above, with the exception of the prepayment in 2005 for $46.2 million of outstanding Tranche A Notes.
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

Disclosure Controls and Procedures
      In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

      There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Our management’s assessment of the effectiveness of our internal control system as of December 31, 2005 was based on the framework for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2005, our system of internal control over financial reporting is effective.
      Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our management’s assessment of our internal control over financial reporting, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm on Internal
Control over Financial Reporting
To the Board of Directors and Stockholders of
Pioneer Companies, Inc.
Houston, Texas
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Pioneer Companies, Inc. and subsidiaries (“Pioneer”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Pioneer’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Pioneer’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Pioneer maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Pioneer maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005, of Pioneer and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements and included an explanatory paragraph referring to the adoption of Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations on December 31, 2005.
/s/ Deloitte & Touche LLP
Houston, Texas
March 15, 2006

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Pursuant to General Instruction G of Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information to be set forth in Pioneer’s definitive proxy statement relating to the 2006 Annual Meeting of Stockholders of Pioneer (the “2006 Proxy Statement”) to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in response to Items 401, 405 and 406 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act (“Regulation S-K”). If the 2006 Proxy Statement is not so filed within 120 days after December 31, 2005, such information will be included in an amendment to this report filed not later than the end of such period. Reference is also made to the information appearing in Item 4A of Part I of this report under the caption “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION
      Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information to be set forth in the 2006 Proxy Statement in response to Item 402 of Regulation S-K, or if the 2006 Proxy Statement is not so filed within 120 days after December 31, 2005, such information will be included in an amendment to this report filed not later than the end of such period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information to be set forth in the 2006 Proxy Statement in response to Item 403 of Regulation S-K, or if the 2006 Proxy Statement is not so filed within 120 days after December 31, 2005, such information will be included in an amendment to this report filed not later than the end of such period.
      See the information contained under the heading “Equity Compensation Plan Information” in Item 5 of this report for information regarding shares authorized for issuance under equity compensation plans approved by stockholders and not approved by stockholders. For descriptions of our equity compensation plans, including the 2001 Employee Stock Option Plan, see Note 6 “Stock Based Compensation” to the consolidated financial statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information to be set forth in the 2006 Proxy Statement in response to Item 404 of Regulation S-K, or if the 2006 Proxy Statement is not so filed within 120 days after December 31, 2005, such information will be included in an amendment to this report filed not later than the end of such period.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information to be set forth in the 2005 Proxy Statement in response to Item 9(e) of Schedule 14A, or if the 2005 Proxy Statement is not so filed within 120 days after December 31, 2004, such information will be included in an amendment to this report filed not later than the end of such period.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a)(1) Financial Statements

An index to the consolidated financial statements filed with this report appears on page F-1.
             (2) Financial Statement Schedule

The information required by this item is filed as Exhibit 99.1.
             (3) Exhibits

See Item 15(b) below.
      (b) Exhibits:

Exhibit No.		Description

2	.1*	Pioneer Companies, Inc. Amended Joint Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (incorporated by reference to Exhibit 2.1 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
2	.2*	Order Approving Disclosure Statement, dated September 21, 2001 (incorporated by reference to Exhibit 2.2 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
2	.3*	Order Confirming Joint Plan of Reorganization, dated November 28, 2001 (incorporated by reference to Exhibit 2.4 to Pioneer’s Current Report on Form 8-K filed on December 28, 2001).
2	.4*	Asset Purchase and Sale Agreement dated December 22, 2005 between Mariana Properties, Inc. and Pioneer Americas LLC (incorporated by reference to Exhibit 10.1 to Pioneer’s Current Report on Form 8-K filed on January 5, 2006).
2	.5*	Asset Purchase Agreement, dated as of September 22, 1997, between PCI Chemicals Canada Inc. (“PCICC”), PCI Carolina, Inc. and Pioneer Companies, Inc. and ICI Canada Inc., ICI Americas, Inc. and Imperial Chemical Industries plc (incorporated by reference to Exhibit 2 to Pioneer’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
2	.6*	First Amendment to Asset Purchase Agreement, dated as of October 31, 1997, between PCICC, PCI Carolina, Inc. and Pioneer Companies, Inc. and ICI Canada Inc., ICI Americas, Inc. and Imperial Chemical Industries plc (incorporated by reference to Exhibit 2 to Pioneer’s Current Report on Form 8-K filed on November 17, 1997).
3	.1*	Fourth Amended and Restated Certificate of Incorporation of Pioneer Companies, Inc. (incorporated by reference to Exhibit 3.1 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
3	.2*	Amended and Restated By-laws of Pioneer Companies, Inc. (incorporated by reference to Exhibit 3.2 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4	.1*	Specimen Pioneer Companies, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4	.2*	Indenture, dated as of December 31, 2001, among PCI Chemicals Canada Company, the guarantors named therein and Wells Fargo Bank Minnesota, National Association, as trustee, relating to $150,000,000 principal amount of 10% Senior Secured Guaranteed Notes due 2008 (incorporated by reference to Exhibit 4.3 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.3		First Supplemental Indenture dated as of June 30, 2005 among PCI Chemicals Canada Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the $150,000,000 principal amount of 10% Senior Secured Guaranteed Notes due 2008.

Exhibit No.		Description

4	.4*	Loan and Security Agreement, dated as of December 31, 2001, among PCI Chemicals Canada Company, Pioneer Americas LLC, the lenders that are signatories thereto and Foothill Capital Corporation, as arranger and administrative agent (incorporated by reference to Exhibit 4.6 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4	.5*	First Amendment to Loan and Security Agreement, dated April 15, 2002, between and among the lenders identified on the signature pages thereto, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.7 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4	.6*	Second Amendment to Loan and Security Agreement effective as of May 31, 2002, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.1 to Pioneer’s Current Report on Form 8-K filed on June 14, 2002).
4	.7*	Third Amendment to Loan and Security Agreement effective as of July 29, 2002, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.8 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
4	.8*	Fourth Amendment to Loan and Security Agreement effective as of December 10, 2002, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.9 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
4	.9*	Fifth Amendment to Loan and Security Agreement effective as of July 1, 2003, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.10 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
4	.10*	Sixth Amendment to Loan and Security Agreement effective as of December 31, 2003, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.11 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
4	.11*	Common Security and Intercreditor Agreement, dated as of December 31, 2001, by and among the grantors named therein and Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.8 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10	.1+*	Pioneer Companies, Inc. 2001 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10	.2+*	Employment Agreement, dated September 17, 2002, between Pioneer Companies, Inc. and Michael Y. McGovern (incorporated by reference to Exhibit 10.2 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10	.3*	Indemnity Agreement dated March 14, 2002, between Pioneer Companies, Inc. and Marvin E. Lesser (incorporated by reference to Exhibit 10.1 to Pioneer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10	.4*	Indemnity Agreement dated March 14, 2002, between Pioneer Companies, Inc. and Michael Y. McGovern (incorporated by reference to Exhibit 10.2 to Pioneer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10	.5*	Indemnity Agreement dated March 9, 2005, between Pioneer Companies, Inc. and David A. Scholes (incorporated by reference to Exhibit 10.7 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.6		Indemnity Agreement dated May 13, 2004, between Pioneer Companies, Inc. and Charles L. Mears.
10.7		Indemnity Agreement dated May 12, 2005, between Pioneer Companies, Inc. and Richard L. Urbanowski.

Exhibit No.		Description

10.8		Indemnity Agreement dated January 24, 2006 between Pioneer Companies, Inc. and Robert E. Allen.
10	.9*+	Pioneer Companies, Inc. Discretionary Severance Benefit Plan, effective May 1, 2003 (incorporated by reference to Exhibit 10.9 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10	.10+	Notice Letter dated November 14, 2005 between Kent R. Stephenson and Pioneer Companies, Inc.
10	.11*	Agreement of Purchase and Sale and Joint Escrow Instructions dated effective as of June 3, 2005 (“Henderson Sale Agreement”), by and between Pioneer Americas LLC (“PALLC”) and Marnell Properties, LLC relating to the sale of approximately sixty acres of real property adjacent to PALLC’s chlor-alkali manufacturing facility in Henderson, Nevada (incorporated by reference to Exhibit 10.1 to Pioneer’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 12, 2005).
10.12		First Amendment and Assignment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of October 31, 2005, among PALLC, Marnell Properties, LLC and Century Steel, Inc.
14	.1*	Pioneer Companies, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
21	.1*	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Michael Y. McGovern required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of Gary L. Pittman required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1		Certification of Michael Y. McGovern required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2		Certification of Gary L. Pittman required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
99.1		Schedule II — Valuation and Qualifying Accounts.

*	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

+	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER COMPANIES, INC.
(Registrant)

By:	/s/ Michael Y. McGovern

Michael Y. McGovern
President and Chief Executive Officer
Date: March 15, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL Y. McGOVERN (Michael Y. McGovern)	President, Chief Executive Officer and Chairman of the Board of Directors	March 15, 2006

/s/ GARY L. PITTMAN (Gary L. Pittman)	Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2006

/s/ CARL MONTICONE (Carl Monticone)	Vice President and Controller (Principal Accounting Officer)	March 15, 2006

/s/ ROBERT E. ALLEN (Robert E. Allen)	Director	March 15, 2006

/s/ MARVIN E. LESSER (Marvin E. Lesser)	Director	March 15, 2006

/s/ CHARLES L. MEARS (Charles L. Mears)	Director	March 15, 2006

/s/ DAVID A. SCHOLES (David A. Scholes)	Vice President, Manufacturing and Director	March 15, 2006

/s/ RICHARD L. URBANOWSKI (Richard L. Urbanowski)	Director	March 15, 2006

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Pioneer Companies, Inc.
Houston, Texas
      We have audited the accompanying consolidated balance sheets of Pioneer Companies, Inc. and subsidiaries (“Pioneer”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index 15(a)(2). These financial statements and the financial statement schedule are the responsibility of Pioneer’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pioneer as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pioneer’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of Pioneer’s internal control over financial reporting and an unqualified opinion on the effectiveness of Pioneer’s internal control over financial reporting.
      As discussed in Notes 2 and 17 to the consolidated financial statements, Pioneer adopted Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations on December 31, 2005.
/s/ Deloitte & Touche LLP
Houston, Texas
March 15, 2006

PIONEER COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004

	(In Thousands, Except Par
	Value)
ASSETS
Current assets:
Cash and cash equivalents	$62,790	$16,191
Accounts receivable, less allowance for doubtful accounts: 2005, $3,748; 2004, $2,563	65,937	52,693
Inventories, net	19,076	16,417
Prepaid expenses and other current assets	3,800	5,682

Total current assets	151,603	90,983
Property, plant and equipment:
Land	6,516	6,520
Buildings and improvements	30,234	30,375
Machinery and equipment	209,457	198,121
Construction in progress	2,208	3,013

	248,415	238,029
Less accumulated depreciation	(89,455)	(65,831)

	158,960	172,198
Other assets, net	4,310	4,359
Excess reorganization value over the fair value of identifiable assets	84,064	84,064

Total assets	$398,937	$351,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,630	$16,545
Accrued liabilities	39,444	24,295
Short-term debt, including current portion of long-term debt	1,858	1,979

Total current liabilities	59,932	42,819
Long-term debt, less current portion	152,739	200,797
Accrued pension and other employee benefits	26,619	23,248
Other long-term liabilities	54,657	46,845
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 11,759 (2005) and 11,176 (2004) shares issued and outstanding	118	112
Additional paid-in capital	36,784	33,649
Other comprehensive loss	(14,396)	(8,054)
Retained earnings	82,484	12,188

Total stockholders’ equity	104,990	37,895

Total liabilities and stockholders’ equity	$398,937	$351,604

See notes to consolidated financial statements.

PIONEER COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(In Thousands, Except Per Share Data)
Revenues	$515,715	$407,115	$378,675
Cost of sales — product	(376,225)	(353,454)	(340,804)
Cost of sales — derivatives	—	—	(20,999)

Total cost of sales	(376,225)	(353,454)	(361,803)

Gross profit	139,490	53,661	16,872
Selling, general and administrative expenses	(38,187)	(27,608)	(23,204)
Change in fair value of derivatives	—	—	87,271
Asset impairment	—	—	(40,818)
Other items	(1,222)	(3,974)	(340)

Operating income	100,081	22,079	39,781
Interest expense, net	(15,267)	(18,356)	(19,064)
Other expense, net	(1,543)	(2,838)	(5,816)

Income before income taxes	83,271	885	14,901
Income tax (expense) benefit	(10,781)	(2,127)	3,286

Income (loss) before cumulative effect of change in accounting principle	72,490	(1,242)	18,187
Cumulative effect of change in accounting principle, net of tax	(2,194)	—	—

Net income (loss)	$70,296	$(1,242)	$18,187

Income (loss) per share:
Basic:
Income (loss) before change in accounting principle	$6.37	$(0.12)	$1.82
Cumulative effect of change in accounting principle, net of tax	(0.19)	—	—

Net income (loss)	$6.18	$(0.12)	$1.82

Diluted:
Income (loss) before change in accounting principle	$6.14	$(0.12)	$1.79
Cumulative effect of change in accounting principle, net of tax	(0.19)	—	—

Net income (loss)	$5.95	$(0.12)	$1.79

Weighted average number of shares outstanding:
Basic	11,379	10,113	10,002
Diluted	11,808	10,113	10,169
See notes to consolidated financial statements.

PIONEER COMPANIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional	Retained	Other
			Paid-In	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Loss	Total

	(In Thousands)
Balance at December 31, 2002	10,000	$100	$10,933	$(4,757)	$(5,024)	$1,252
Comprehensive income:
Net income	—	—	—	18,187	—	18,187
Other comprehensive loss, net of taxes:
Additional minimum pension liability	—	—	—	—	(457)	(457)

Total comprehensive income						17,730
Issuance of new shares	4	—	8	—	—	8

Balance at December 31, 2003	10,004	100	10,941	13,430	(5,481)	18,990
Utilization of net operating loss carryback benefit	—	—	346	—	—	346
Comprehensive income:
Net loss	—	—	—	(1,242)	—	(1,242)
Other comprehensive loss, net of taxes:
Additional minimum pension liability	—	—	—	—	(2,573)	(2,573)

Total comprehensive loss						(3,815)
Issuance of new shares	1,172	12	22,362	—	—	22,374

Balance at December 31, 2004	11,176	112	33,649	12,188	(8,054)	37,895
Utilization of net operating loss carryback benefit	—	—	937	—	—	937
Comprehensive income:
Net income	—	—	—	70,296	—	70,296
Other comprehensive loss, net of taxes:
Additional minimum pension liability	—	—	—	—	(6,342)	(6,342)

Total comprehensive income						63,954
Issuance of new shares	583	6	2,220	—	—	2,226
Other	—	—	(22)	—	—	(22)

Balance at December 31, 2005	11,759	$118	$36,784	$82,484	$(14,396)	$104,990

See notes to consolidated financial statements.

PIONEER COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Operating activities:
Net income (loss)	$70,296	$(1,242)	$18,187
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	24,564	25,514	21,551
Provision for (recovery of) loss on accounts receivable	1,185	(384)	1,296
Deferred tax expense (benefit)	8,636	2,127	(3,142)
Derivatives — cost of sales and change in fair value	—	—	(66,272)
Asset impairment	—	—	40,818
(Gain) loss on disposal of assets	316	(10)	761
Currency exchange loss	1,470	2,840	5,825
Cumulative effect of change in accounting principle	2,194	—	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(12,074)	(12,803)	1,644
Increase in inventories, prepaid expenses and other current assets	(256)	(774)	(780)
(Increase) decrease in other assets	(40)	(494)	700
Increase (decrease) in accounts payable and accrued liabilities	10,657	8,313	(10,618)
Increase (decrease) in other long-term liabilities	(4,000)	(3,794)	4,291
Other	—	346	—

Net cash flows from operating activities	102,948	19,639	14,261

Investing activities:
Capital expenditures	(12,605)	(8,384)	(9,998)
Proceeds from disposal of assets	2,255	315	—

Net cash flows used in investing activities	(10,350)	(8,069)	(9,998)

Financing activities:
Net borrowings (payments) under revolving credit arrangements	—	(16,823)	2,119
Repayments of long-term debt	(48,320)	(3,079)	(7,494)
Proceeds from issuance of stock, net	2,226	22,374	8

Net cash flows from (used in) financing activities	(46,094)	2,472	(5,367)

Effect of exchange rate changes on cash	95	203	261

Net change in cash and cash equivalents	46,599	14,245	(843)

Cash and cash equivalents at beginning of period	16,191	1,946	2,789

Cash and cash equivalents at end of period	$62,790	$16,191	$1,946

See notes to consolidated financial statements.

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation
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

2.	Summary of Significant Accounting Policies
      Cash and Cash Equivalents. All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents.
      Inventories. Inventories are valued at the lower of cost or market. The costs of finished goods are recorded under the average cost method, which includes appropriate elements of material, labor and manufacturing overhead costs, while the first-in, first-out method is utilized for raw materials, supplies and parts. Pioneer enters into agreements with other companies to exchange chlor-alkali inventories in order to minimize working capital requirements and to optimize distribution logistics. When there is an imbalance resulting from an exchange contract, such imbalance quantity is included in Pioneer’s finished goods inventory and valued at its manufacturing cost. Imbalances included in inventory due from (due to) other companies were $0.5 million and ($1.0) million at December 31, 2005, and $1.0 million and ($1.1) million at December 31, 2004.
      Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Major renewals and improvements that extend the useful lives of equipment are capitalized. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations.
      Depreciation is computed primarily under the straight-line method over the estimated remaining useful lives of the assets. Asset lives range from 5 to 15 years, including buildings and improvements with an average life ranging from 10 to 15 years and machinery and equipment with an average life ranging from 5 to 10 years. Depreciation expense recorded in 2005, 2004 and 2003 was $24.5 million, $25.4 million, and $21.5 million, respectively.
      Planned Major Maintenance Activities. Pioneer expenses major maintenance costs when incurred. Such costs are incurred when major maintenance activities are performed on Pioneer’s chlor-alkali plants.
      Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use are based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value. See Note 10 for discussion of asset impairment charges.
      Other Assets. Other assets include amounts for deferred financing costs, which are being amortized on a straight-line basis over the term of the related debt. Amortization of such costs using the interest method would not have resulted in material differences in the amounts amortized during the periods presented.

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
Amortization expense for other assets for the years ended December 31, 2005, 2004, and 2003 was approximately $0.1 million for each period.
      Excess Reorganization Value Over The Fair Value of Identifiable Assets. Upon Pioneer’s emergence from bankruptcy and application of fresh-start accounting on December 31, 2001, Pioneer recorded $84.1 million of excess reorganization value over the fair value of identifiable assets (“goodwill”) attributable to PCI Canada. In accordance with Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets,” this goodwill will not be amortized. The carrying value of goodwill will be reviewed at least annually, and if this review indicates that it will not be recoverable, as determined based on the estimated fair value of the applicable reporting unit, Pioneer’s carrying value will be adjusted in accordance with SFAS 142. Using discounted cash flow methodology based on projections of the amounts and timing of future revenues and cash flows of PCI Canada, Pioneer determined that as of December 31, 2005, 2004, and 2003, goodwill was not impaired. As a result, there was no change in the carrying value of goodwill of $84.1 million as of December 31, 2005 and 2004.
      Environmental Expenditures. Remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are based upon management’s best estimate of the ultimate cost. Ongoing environmental compliance costs, including maintenance and monitoring costs, are charged to operations as incurred. See Note 13.
      Asset Retirement Obligations. Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of tangible long-lived assets that result from its acquisition, construction, development and/or normal operation. We record a liability for ARO’s when incurred and capitalize an increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over its useful life. Existing AROs will be evaluated each year to determine potential changes in expected settlement date or amount. We will either settle our ARO obligations at the recorded amount or incur a gain or loss upon settlement. See Note 17 for discussion of AROs.
      Revenue Recognition. Pioneer generates revenues through sales in the open market and long-term supply contracts. Pioneer recognizes revenue when products are shipped under contract terms or approved purchase orders at stated prices and all significant obligations have been satisfied. Risk of loss passes with the transfer of title in accordance with shipping terms. Provisions are made for estimated returns and estimated credit losses. Pioneer classifies amounts billed to customers for shipping and handling as revenues, with the related shipping and handling costs included in cost of goods sold.
      Cost of Sales — Product. Amounts recognized as cost of sales — product are comprised of production and distribution costs, including variable costs primarily from power, raw materials, freight, purchase for resale, purchasing and receiving, inspection and warehousing costs. Also included are fixed costs such as salaries and personnel costs, rental expense and depreciation related to Pioneer’s production facilities.
      Selling, General and Administrative Expenses. Amounts presented in selling, general and administrative expenses include expenses related to selling, customer service, and costs of providing corporate-wide functional support in such areas as finance, legal, human resources and logistics management, including related salaries and personnel costs, rental expense and depreciation.
      Interest Expense. Interest expense, net consisted of the following for the indicated periods:

	Year Ended December 31,

	2005	2004	2003

Interest expense	$16,191	$18,462	$19,082
Interest income	(924)	(106)	(18)

Interest expense, net	$15,267	$18,356	$19,064

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
      No interest was capitalized in 2005, 2004, or 2003.
      Income (Loss) Per Share. Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share considers the dilutive effect of potentially issuable common shares during the period.
      The stock options to purchase shares of common stock that were outstanding at December 31, 2005 included 45,000 shares that were not included in the computation of diluted earnings per share because the option’s exercise price exceeded the average market price of the shares and their inclusion would have been anti-dilutive. None of the options to purchase shares of common stock that were outstanding at December 31, 2004, were included in the computations of diluted net loss per share since their inclusion would have been anti-dilutive. The stock options to purchase shares of common stock that were outstanding as of December 31, 2003 included 20,000 shares that were not included in the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of the shares and their inclusion would have been anti-dilutive.
      Net income (loss) per share was computed as follows for the indicated periods:

	Year Ended December 31,

	2005	2004	2003

Numerator for basic and diluted income (loss) per share:
Net income (loss)	$70,296	$(1,242)	$18,187

Denominator for basic and diluted income (loss) per share:
Weighted average shares	11,379	10,113	10,002
Potentially dilutive common shares:
Stock options	429	—	167

Denominator for diluted income (loss) per share	11,808	10,113	10,169

Net income (loss) per share:
Basic	$6.18	$(0.12)	$1.82

Diluted	$5.95	$(0.12)	$1.79

      Stock-Based Compensation. Pioneer has stock option plans that are more fully described in Note 6. Pioneer accounts for those plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Stock options issued under Pioneer’s stock option plans have no intrinsic value at the grant date, and Pioneer recorded no compensation costs under APB Opinion No. 25. Had compensation expense for the stock option plans been determined with the use of a fair-value-based method in

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
accordance with SFAS 123, “Accounting for Stock-Based Compensation”, Pioneer’s pro-forma net income (loss) and earnings (loss) per share would have been as follows:

	2005	2004	2003

Net income (loss):
As reported	$70,296	$(1,242)	$18,187
Add: Stock-based compensation expense included in reported Net income (loss)	—	57	—
Deduct: Stock-based compensation expense determined under fair-value-based method	(825)	(701)	(733)

Pro forma net income (loss)	$69,471	$(1,886)	$17,454

Net income (loss), per share:
Basic, as reported	$6.18	$(0.12)	$1.82
Basic, pro forma	$6.11	$(0.19)	$1.75
Diluted, as reported	$5.95	$(0.12)	$1.79
Diluted, pro forma	$5.88	$(0.19)	$1.72
      The fair value of each stock option grant was estimated on the date of grant using a Black-Scholes option pricing model incorporating the weighted-average assumptions as shown in the table below:

	Year Ended December 31,

	2005	2004	2003

Risk-free interest rate	4.40%	4.25%	4.25%
Expected dividend yield	None	None	None
Expected Life	10 years	10 years	10 years
Average Expected Volatility	48%	54%	95%
      Stock options generally expire 10 years from the date of grant. Employee stock options fully vest after 3 years and director grants fully vest at the earlier of the annual date of the director’s election as a director or the 365 day period following the date of grant. At December 31, 2005, the weighted-average remaining contractual life of outstanding options was 7.7 years.
      Foreign Currency Translation. Following SFAS 52, “Foreign Currency Translation,” the functional accounting currency for Canadian operations is the U.S. dollar; accordingly, gains and losses resulting from balance sheet translations are included as other income (expense) in the consolidated statement of operations.
      Concentration of Credit Risk. Pioneer manufactures and sells its products to companies in diverse industries. Pioneer performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Pioneer’s sales are primarily to customers throughout the United States and in eastern Canada. Pioneer provides for credit losses through its allowance for doubtful accounts.
      In 2005 approximately 18% of Pioneer’s revenues was generated by sales of products for use in the pulp and paper industry. At December 31, 2005, Pioneer had approximately $12.9 million of accounts receivable from pulp and paper customers.
      Fair Value of Financial Instruments. Pioneer has assumed that the carrying amount approximates fair value for cash and cash equivalents, receivables, short-term borrowings, accounts payable and certain accrued expenses because of the short maturities of those instruments. The fair values of debt instruments are estimated based upon quoted market values (if applicable), or based on debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates and, accordingly, no assurance

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange.
      At December 31, 2005, the fair market value of Pioneer’s debt instruments approximated the carrying value.
      Estimates and Assumptions. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.
      Derivatives. Pioneer had various derivative positions with the Colorado River Commission (“CRC”) until March 2003 under long-term power contracts related to its Henderson facility. Up until March 2003, approximately 35% of the electric power supply for the Henderson facility was hydropower furnished under a long-term contract with CRC, 50% was provided under a supplemental supply contract with CRC, and the remaining 15% was provided under a long-term arrangement with a third party.
      Beginning in periods prior to 2003, Pioneer disputed its responsibility for certain contractual obligations with respect to derivatives positions undertaken by CRC. All of the conditions of a settlement of that dispute were satisfied on March 3, 2003. As a result of the settlement, which was effective as of January 1, 2003, Pioneer was released from all claims for liability with respect to the contractual obligations, and all litigation between Pioneer and CRC was dismissed.
      As of December 31, 2002, Pioneer had recorded a net liability of $87.3 million for the net mark-to-market loss on outstanding derivative positions, and a receivable from CRC of $21.0 million for estimated proceeds received by CRC for matured derivative contracts. The $87.3 million consisted of an $82.3 million liability of disputed derivatives and a $5.0 million liability relating to transactions that were not disputed. Due to the settlement of the dispute, both the $87.3 million net liability and a $21.0 million receivable were reversed in the first quarter of 2003, resulting in a non-cash net gain of $66.3 million. These amounts appear in the consolidated statement of operations for the year ended December 31, 2003, as $87.3 million of operating income under the caption “Change in Fair Value of Derivatives” to reflect the reversal of the previously recorded mark-to-market loss, and $21.0 million of “Cost of Sales — Derivatives,” reflecting the reversal of the receivable from CRC.
      Pioneer accounted for its derivatives under the guidance of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivative fair value measurements were made by an independent consultant using available market information and valuation methodologies. Management of Pioneer believes that the market information, methodologies and assumptions used by the independent consultant to determine the fair value of derivative positions produced a reasonable estimation of the fair value.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payments,” which replaced SFAS 123 and superseded Accounting Principles Board (“APB”) Opinion No. 25. SFAS 123R establishes accounting standards for transactions involving the exchange of a company’s equity instruments or liabilities based on the fair value of an entity’s equity instruments for goods or services. The primary focus of the statement involves share-based awards issued to employees. SFAS 123R generally requires a public company to measure the cost of the award based on the grant-date fair value of the award. The cost is required to be recognized over the requisite service period of the award. In April 2005, the

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
Securities and Exchange Commission postponed the adoption date of SFAS 123R. Pioneer adopted SFAS 123R on January 1, 2006.
      To date, Pioneer’s share-based payments have been issued in the form of stock option awards, with the grant-date fair value measured using an option pricing model which incorporates various assumptions as required by SFAS 123R. Using a modified prospective transition method, we expect to recognize approximately $0.6 million of compensation cost for the year ending December 31, 2006 based on the fair value of unvested stock options as of January 1, 2006. Pioneer does not anticipate the recognition of compensation expense under SFAS 123R to have a significant impact on its results of operations or financial position.
      In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement, including obligations that may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when sufficient information to reasonably estimate the fair value of an asset retirement obligation is considered available. See Note 17 for additional information with respect to the impact of adoption of FIN 47 on the consolidated financial statements.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and SFAS No. 3.” SFAS No. 154 provides guidance on the accounting for and reporting of voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance the pronouncement does not include specific transition provisions. For these changes the statement requires retrospective application to prior period financial statements unless it is impracticable to determine the effects of the specific period or the cumulative effect of the change. SFAS 154 retained the guidance contained in APB No. 20 as it related to the correction of an error and changes in accounting estimates. The statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Pioneer adopted the statement on January 1, 2006. The adoption did not have a significant impact on Pioneer’s results of operations or financial position.

3.	Cash Flow Information
      Non-cash financing activities included the following:
      In April 2003, Pioneer realized a non-cash gain of $0.4 million from the early payment of a $2.8 million promissory note.
      Non-cash investing activities:

	2005	2004	2003

Property, plant and equipment acquisitions included in accounts payable	$1,438	$—	$—
      Following is supplemental cash flow information:

	2005	2004

Interest paid	$16,264	$18,434
Income taxes paid (refunded)	729	(346)

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
      In December 2004 Pioneer issued 1.1 million shares of common stock, resulting in gross proceeds of $22.7 million. Offering costs of $0.6 million were incurred in connection with the equity offering, and Pioneer realized net proceeds of $22.1 million. The net proceeds were used to prepay and redeem long-term debt. See Note 7.

4.	Supplemental Financial Information

Inventories
      Inventories consisted of the following at December 31:

	2005	2004

Raw materials, supplies and parts, net	$9,807	$7,089
Finished goods	9,269	9,328

Inventories	$19,076	$16,417

Prepaid Expenses and Other Current Assets
      Prepaid expenses and other current assets consisted of the following at December 31:

	2005	2004

Prepaid insurance	$2,034	$2,627
Deferred tax assets	1,383	1,476
Other	383	1,579

Prepaid expenses and other current assets	$3,800	$5,682

Accrued Liabilities
      Accrued liabilities consisted of the following at December 31:

	2005	2004

Payroll and benefits	$13,567	$7,250
Electricity	10,104	8,558
Professional services	3,037	308
Maintenance services	4,702	1,901
Other	8,034	6,278

Accrued liabilities	$39,444	$24,295

Other long-term liabilities
      Other long-term liabilities consisted of the following at December 31:

	2005	2004

Environmental	$14,508	$20,321
Deferred revenue	1,237	—
Deferred taxes	34,533	25,915
Other	4,379	609

Other long-term liabilities	$54,657	$46,845

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

5.	Employee Benefits

Defined Benefit Pension Plans
      PCI Canada and Pioneer Americas sponsor various non-contributory, defined benefit pension plans covering substantially all their union and non-union employees. Benefits under the plans are based primarily on participants’ compensation and years of credited service. Annual pension costs and liabilities under both the U.S. and Canadian plans are determined each year by actuaries using various assumptions. The measurements of plan assets and obligations are as of December 31, of each year presented. In recent years capital market developments have resulted in a decline in the discount rates used to estimate the pension liabilities. Primarily due to the change in the discount rates and the resulting increase in the discounted pension liabilities, Pioneer was required to record as “Other Comprehensive Loss” in the consolidated balance sheets, additional minimum pension liabilities of $14.4 million and $8.1 million as of December 31, 2005 and 2004, respectively. Pension expense in 2005, 2004 and 2003 was $2.6 million ($1.9 million for the Canadian plan and $0.7 million for the U.S. plans), $2.0 million ($1.0 million for the Canadian plan and $1.0 million for the U.S. plans), and $3.4 million ($1.0 million for the Canadian plan and $2.4 million for the U.S. plans), respectively.
      Effective February 2004, Pioneer Americas froze benefits under certain defined benefit pension plans covering substantially all U.S. salaried and union and non-union hourly employees. The effect of the freezing of defined benefit pension plan benefits was accounted for as a curtailment pursuant to SFAS 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” As a result of the curtailment, the projected benefit obligations for the affected Pioneer Americas pension plans decreased by $4.3 million. The actuarial gain from such decrease was applied against existing unrecognized actuarial losses and Pioneer recognized no curtailment gain in its statement of operations for the year ended December 31, 2004. As a result of an organizational efficiency project, during 2004 partial plan terminations were recognized with respect to two of the Pioneer Americas defined benefit pension plans. Such partial plan terminations did not have any significant impact on the 2004 results of operations or financial position. In 2005, as a result of the termination of employee positions resulting from the Tacoma plant closing in September 2005, Pioneer Americas recognized a plan curtailment with respect to the Tacoma employees defined benefit pension plan. The resulting actuarial gain did not have a material impact on the plan projected benefit obligation and was applied against existing unrecognized actuarial loses. No curtailment gain was recognized in the statement of operations for the year ended December 31, 2005.
      Due to the elimination of employee positions in connection with the termination of operations of the Cornwall plant during 2005, PCI Canada recognized a curtailment of obligations under its defined benefit pension plan. As a result of the curtailment, Pioneer recorded additional pension expense of approximately $0.9 million in its consolidated statements of operations for the year ended December 31, 2005, in connection with the curtailment loss and special termination benefits. Additionally, plan obligations of affected members are currently in the process of being settled. Under SFAS 88, a settlement requires expense recognition of the settlement amount once the necessary regulatory approvals have been received. PCI Canada anticipates that it will receive regulatory approval in the second or third quarter of 2006. The final settlement amount will be determined on that date and it is currently expected that the settlement will result in recognition of pension expense of approximately $1.2 million.
      PCI Canada and Pioneer Americas intend to contribute such amounts as are necessary to provide assets sufficient to meet the benefits to be paid to participants in the defined benefit plans. The present intent is to make actuarially-computed annual contributions in amounts not more than the maximum nor less than the minimum allowable under U.S. and Canadian statutory requirements. Total minimum contributions of $5.0 million are expected in 2006, compared to contributions of $5.4 million in 2005. Once we receive the proper regulatory approval on the settlement of certain plan obligations and the final amount is determined, we expect to make additional contributions of approximately $2.1 million in 2006.

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
      Information concerning the pension obligations, plan assets, amounts recognized in Pioneer’s financial statements and underlying actuarial assumptions with respect to the defined benefit pension plans are stated below.

	PCI Canada		Pioneer Americas		Pioneer Consolidated

	2005	2004	2005	2004	2005	2004

Change in benefit obligation:
Projected benefit obligation, beginning of year	$43,031	$36,612	$51,922	$50,493	$94,953	$87,105
Service cost	1,047	1,182	74	328	1,121	1,510
Interest cost	2,657	2,291	2,977	2,939	5,634	5,230
Benefits paid	(2,297)	(1,685)	(3,140)	(2,328)	(5,437)	(4,013)
Decrease in obligation due to curtailment	394	—	(121)	(4,349)	273	(4,349)
Special termination benefits	343	—	—	—	343	—
Actuarial loss	7,203	1,580	5,051	4,839	12,254	6,419
Currency translation loss	1,812	3,051	—	—	1,812	3,051

Projected benefit obligation, end of year	$54,190	$43,031	$56,763	$51,922	$110,953	$94,953

Change in plan assets:
Market value of plan assets, beginning of year	$36,938	$30,571	$40,588	$36,557	$77,526	$67,128
Actual return on plan assets	4,020	2,483	3,937	3,397	7,957	5,880
Employer contributions	3,336	3,201	2,037	2,963	5,373	6,164
Benefits paid	(2,297)	(1,685)	(3,029)	(2,192)	(5,326)	(3,877)
Actual plan expenses	(457)	(335)	(111)	(137)	(568)	(472)
Currency translation gain	1,422	2,703	—	—	1,422	2,703

Market value of plan assets, end of year	$42,962	$36,938	$43,422	$40,588	$86,384	$77,526

Accumulated benefit obligation	$46,485	$35,294	$56,763	$51,721	$103,248	$87,015

	PCI Canada		Pioneer Americas		Pioneer Consolidated

	2005	2004	2005	2004	2005	2004

Development of net amount recognized:
Benefit obligation — end of year	$(54,190)	$(43,031)	$(56,763)	$(51,922)	$(110,953)	$(94,953)
Market value of plan assets — end of year	42,962	36,938	43,422	40,588	86,384	77,526

Funded status — deficit	(11,228)	(6,093)	(13,341)	(11,334)	(24,569)	(17,427)
Unamortized net actuarial loss	10,327	3,789	12,617	9,266	22,944	13,055

Net liability recognized	$(901)	$(2,304)	$(724)	$(2,068)	$(1,625)	$(4,372)

Accrued benefit liability	$(3,522)	$(2,304)	$(12,499)	$(10,122)	$(16,021)	$(12,426)
Accumulated other comprehensive loss	2,621	—	11,775	8,054	14,396	8,054

Net amount recognized	$(901)	$(2,304)	$(724)	$(2,068)	$(1,625)	$(4,372)

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated

Year Ended December 31, 2005
Components of net periodic benefit cost:
Service cost	$1,172	$74	$1,246
Interest cost	2,652	2,977	5,629
Expected return on plan assets	(2,885)	(3,208)	(6,093)
Amortization of net actuarial loss	234	850	1,084
Loss on plan curtailment	735	—	735

Net periodic benefit cost	$1,908	$693	$2,601

Weighted average assumptions as of December 31:
Discount rate	5.00%	5.50%	5.30%
Expected return on plan assets	7.75%	8.00%	7.90%
Rate of compensation increase	3.50%	3.50%	3.50%
Year Ended December 31, 2004
Components of net periodic benefit cost:
Service cost	$1,182	$328	$1,510
Interest cost	2,291	2,939	5,230
Expected return on plan assets	(2,487)	(2,995)	(5,482)
Loss on plan curtailment	—	77	77
Gain on plan settlement	—	(58)	(58)
Amortization of net actuarial loss	—	745	745

Net periodic benefit cost	$986	$1,036	$2,022

Weighted average assumptions as of December 31:
Discount rate	6.00%	5.75%	5.90%
Expected return on plan assets	7.75%	8.00%	7.90%
Rate of compensation increase	3.50%	3.50%	3.50%

Year Ended December 31, 2003
Components of net periodic benefit cost:
Service cost	$872	$1,314	$2,186
Interest cost	2,010	2,877	4,887
Expected return on plan assets	(1,930)	(2,392)	(4,322)
Amortization of prior service costs	—	(5)	(5)
Amortization of net actuarial loss (gain)	(6)	622	616

Net periodic benefit cost	$946	$2,416	$3,362

Weighted average assumptions as of December 31:
Discount rate	6.25%	6.00%	6.10%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.50%	3.50%	3.50%

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
      Plan assets at December 31, 2005 and 2004, consist primarily of fixed income investments and equity investments. The following discussions describe the selection of the expected return on assets and investment policy for both the PCI Canada and the Pioneer Americas plans.
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
      The assets of the defined benefit plans are allocated in accordance with recommendations made by pension plan consultants. The weighted-average asset allocations at December 31, 2005 and 2004, by asset category were as follows:

	December 31, 2005		December 31, 2004

	PCI	Pioneer	PCI	Pioneer
	Canada	Americas	Canada	Americas

Equity securities — U.S.	21%	40%	20%	42%
Equity securities — Canadian	25	—	25	—
Equity securities — International	20	13	19	13
Debt securities	33	23	35	20
Real estate fund	—	5	—	4
Guaranteed accounts	—	19	—	21
Short-term investments	1	—	1	—

	100%	100%	100%	100%

      The expected benefits to be paid in future periods, which are estimated as of December 31, 2005, and are based on the same assumptions used to measure pension plan benefit obligations at year end, are as follows:

	PCI	Pioneer	Pioneer
For the years ending December 31:	Canada	Americas	Consolidated

2006	1,494	2,443	3,937
2007	1,686	2,446	4,132
2008	1,897	2,556	4,453
2009	2,104	2,761	4,865
2010	2,343	2,961	5,304
2011 through 2015	15,937	17,923	33,860

Total	$25,461	$31,090	$56,551

Defined Contribution Pension Plans
      PCI Canada offers a defined contribution pension plan to its employees, under which participant employees may generally contribute from 1% to approximately 8% of their compensation. PCI Canada also

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
contributes funds to the plan in the amount of 35% of employee contributions up to 4% of employee compensation. After suspending its contributions to the plan in 2002 in order to reduce costs, PCI Canada resumed making matching contributions in 2003 on employee contributions up to 4% of employee compensation in accordance with the following schedule: from May 1, 2003: 20%; from July 1, 2003: 70%; from October 1, 2004: 65%; from November 1, 2004: 35%. Contribution expense under the plan was $183,000, $320,000 and $169,000 in 2005, 2004 and 2003, respectively.
      Pioneer Americas offers defined contribution pension plans to its employees, under which participants may generally contribute from 1% to 50% of their compensation. After suspending matching contributions to the plans in order to reduce costs in 2002, effective May 1, 2003, Pioneer Americas resumed making matching contributions in the amount of 25% of employee contributions up to 6% of employee compensation. Effective March 1, 2004, the plans were amended to provide for additional contributions to participant accounts by Pioneer Americas, in amounts of 5% of employee compensation for employees under the age of 45, and 7.5% of employee compensation for employees 45 or older. Contribution expense under the plans was $1.3 million, $0.9 million, and $0.2 million in 2005, 2004 and 2003, respectively.

Post-Retirement Benefits Other Than Pensions
      PCI Canada provides its employees with retiree health care benefits that supplement the health care benefits that are made available under governmental programs. Until January 1, 1999, Pioneer Americas provided health care benefits to retirees. On that date, Pioneer Americas modified the plan to provide that employees retiring after January 1, 1999, do not receive company-paid retiree medical benefits. Effective December 31, 2003, the Pioneer Americas plan was further modified to eliminate retiree health care benefits when a participant reaches age 65. Pioneer Americas accounted for the reduction in benefits as a negative plan amendment, which resulted in a gain of $4.8 million included in accrued benefit liability to be amortized over a period of up to 7.63 years at December 31, 2003. At December 31, 2005, the unamortized gain related to the negative plan amendment was $3.2 million. Information concerning the benefit obligations, amounts

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
recognized in Pioneer’s financial statements and underlying actuarial assumptions with respect to the retiree health care benefits plan are stated below.

	PCI Canada		Pioneer Americas		Pioneer Consolidated

	2005	2004	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation, beginning of year	$5,737	$4,461	$579	$828	$6,316	$5,289
Service cost	192	148	2	2	194	150
Interest cost	339	277	28	35	367	312
Benefits paid	(93)	(44)	(51)	(223)	(144)	(267)
Actuarial loss (gain)	2,540	475	(74)	(63)	2,466	412
Currency translation loss	320	420	—	—	320	420

Benefit obligation, end of year	$9,035	$5,737	$484	$579	$9,519	$6,316

Reconciliation of funded status:
Funded status — deficit	$(9,035)	$(5,737)	$(484)	$(579)	$(9,519)	$(6,316)
Unamortized prior service costs	(155)	(174)	(3,198)	(3,822)	(3,353)	(3,996)
Unamortized net actuarial loss (gain)	3,511	942	(533)	(507)	2,978	435
Currency translation loss	139	63	—	—	139	63

Accrued benefit liability	$(5,540)	$(4,906)	$(4,215)	$(4,908)	$(9,755)	$(9,814)

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated

Year Ended December 31, 2005
Components of net periodic benefit cost:
Service cost	$192	$2	$194
Interest cost	339	28	367
Amortization of prior service costs	(31)	(623)	(654)
Amortization of net actuarial loss (gain)	40	(49)	(9)

Net periodic benefit cost	$540	$(642)	$(102)

Weighted average assumptions as of December 31:
Discount rate	5.00%	5.50%	5.00%

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated

Year Ended December 31, 2004
Components of net periodic benefit cost:
Service cost	$148	$2	$150
Interest cost	277	35	312
Amortization of prior service costs	(29)	(623)	(652)
Amortization of net actuarial loss (gain)	2	(47)	(45)

Net periodic benefit cost	$398	$(633)	$(235)

Weighted average assumptions as of December 31:
Discount rate	6.00%	5.75%	6.00%

Year Ended December 31, 2003
Components of net periodic benefit cost:
Service cost	$100	$2	$102
Interest cost	211	207	418
Amortization of prior service costs	(27)	(312)	(339)
Amortization of net actuarial gain	(10)	(43)	(53)

Net periodic benefit cost	$274	$(146)	$128

Weighted average assumptions as of December 31:
Discount rate	6.25%	6.00%	6.20%
      The annual costs and liabilities under both the U.S. and Canadian retiree health care plans are determined each year by Pioneer’s actuaries using various assumptions. With respect to the PCI Canada plan, the weighted-average annual assumed health care trend rate is assumed to be 9.8% for 2006. The rate is assumed to decrease gradually to 4.9% in 2016 and remain level thereafter. With respect to the Pioneer Americas plan, the weighted-average annual assumed health care trend rate is assumed to be 9.0% for 2006. The rate is assumed to decrease gradually to 4.5% in 2012 and remain level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care trend rates would have the following effects:

	PCI	Pioneer	Pioneer
	Canada	America	Consolidated

Effect of a one-percentage-point change to the health care cost trend rate assumption:
Effect of + 1% on service cost plus interest cost	$122	$—	$122
Effect of — 1% on service cost plus interest cost	$(104)	$—	$(104)
Effect of + 1% on accrued benefit obligation	$1,663	$2	$1,665
Effect of — 1% on accrued benefit obligation	$(1,328)	$(2)	$(1,330)

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
      The expected benefits to be paid in future periods, which are estimated as of December 31, 2005, and are based on the same assumptions used to measure pension plan benefit obligations at year end, are as follows:

	PCI	Pioneer	Pioneer
For the years ending December 31:	Canada	Americas	Consolidated

2006	136	78	214
2007	163	57	220
2008	199	48	247
2009	242	14	256
2010	284	15	299
2011 through 2015	2,094	96	2,190

Total	$3,118	$308	$3,426

      It is anticipated that total contributions to the plans will be $0.2 million in 2006.

6.	Stock-Based Compensation
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

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
      The following table summarizes the transactions with respect to the stock options of Pioneer for the years ended December 31, 2003, 2004 and 2005 (shares in thousands):

			Weighted
			Average
	Number of	Exercise Price	Exercise Price
	Shares	Per Share	Per Share

2003:
Outstanding at December 31, 2002	778	$2.00 — $4.00	$3.04
Granted	20	$8.15	$8.15
Exercised	(4)	$2.50	$2.50
Forfeited	(47)	$2.50	$2.50

Outstanding at December 31, 2003	747	$2.00 — $8.15	$2.97
2004:
Granted	198	$4.00 — $20.75	$9.32
Exercised	(82)	$2.00 — $8.15	$2.82
Forfeited	(98)	$2.50	$2.50

Outstanding at December 31, 2004	765	$2.00 — $20.75	$4.92
2005:
Granted	55	$20.85 — $29.97	$26.37
Exercised	(583)	$2.50 — $8.28	$3.82
Forfeited	(1)	$2.50	$2.50

Outstanding at December 31, 2005	236	$2.00 — $29.97	$12.69

      The following table reflects the fair market value of options granted, shares exercisable and average exercise price for the years ended December 31, 2005, 2004 and 2003:

	Year ended December 31

	2005	2004	2003

Fair market value of options	$1,500	$1,300	$100
Shares exercisable	69,000	390,000	280,000
Average exercise price	$8.93	$3.43	$2.97

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

7.	Debt
      Debt consisted of the following at December 31:

	2005	2004

Senior Secured Debt:
10% Senior Secured Guaranteed Notes, due December 2008 (“Senior Notes”)	$150,000	$150,000
Senior Secured Floating Rate Guaranteed Notes, variable rates (“Senior Guaranteed Notes”)	—	43,151
Senior Floating Rate Term Notes, variable interest rates (“Senior Floating Notes”)	—	3,090
Revolving credit facility; variable interest rates based on U.S. prime rate plus a margin ranging from 0.5% to 1.25% or LIBOR* plus a margin ranging from 2.50% to 3.25% expiring December 31, 2006, as amended (“Revolver”)	—	—
Other debt:
Unsecured, non-interest-bearing, long-term debt, denominated in Canadian dollars (amounts below are in Canadian dollars), original face value of $5.5 million, payable in five annual installments of $1.0 million and a final payment of $0.5 million, beginning January 10, 2002, with an effective interest rate of 8.25%, net of unamortized discount of $43,000 at December 31, 2005	1,253	1,947
Other notes, maturing in various years through 2014, with various installments, at various interest rates	3,344	4,588

Total	154,597	202,776
Short-term debt, including current maturities of long-term debt	(1,858)	(1,979)

Long-term debt, less current maturities	$152,739	$200,797

*	The three-month London inter-bank offered rate (“LIBOR”) for the periods ended December 31, 2005 and 2004 was 4.39% and 1.98% , respectively.
      As of December 31, 2005, Senior Secured Debt consisted of $150 million outstanding under the Senior Notes. Pioneer redeemed $50 million in principal amount of the Senior Notes in January 2006. In addition, at December 31, 2005, Pioneer had a $1.3 million unsecured non-interest bearing instrument payable to a vendor for the settlement of certain amounts owed to that vendor, which contains a covenant that allows the vendor to demand immediate repayment and begin charging interest at a rate of 9.3% if Pioneer’s liquidity falls below $5 million (Canadian dollars); $0.3 million payable over several years to a state taxing authority; and $3.0 million of other debt outstanding, comprised of notes maturing in various years through 2014.
      Debt Prepayments. In 2005 Pioneer was required to make mandatory redemptions and prepayments of the Senior Guaranteed Notes and Senior Floating Notes (collectively, the “Tranche A Notes”) from excess cash flow (as defined in the related agreements) and from proceeds of equity issuances, and it was also permitted to redeem and prepay Tranche A Notes on a voluntary basis.
      In December 2004, Pioneer issued 1.1 million shares of common stock in a public offering. Of the $22.1 million in net proceeds of the offering, $1.3 million was applied to prepay a portion of the then-outstanding Senior Floating Notes in December 2004 and the remainder of the proceeds was applied to partial redemption of the then-outstanding Senior Guaranteed Notes in January 2005.

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
      In May 2005, Pioneer also was required to make a mandatory payment of $18.3 million of the Tranche A Notes as a result of excess cash flow (as defined in the related agreements) with respect to the quarter ended March 31, 2005.
      In July 2005 Pioneer voluntarily prepaid the remaining $0.8 million of principal amount, plus accrued interest, of the Senior Floating Notes. In August 2005 Pioneer voluntarily redeemed the remaining $6.1 million of principal amount, plus accrued interest, of Senior Guaranteed Notes. The August redemption completed the retirement of all Tranche A Notes.
      In January 2006 Pioneer made a voluntary redemption of $50.0 million in principal amount of the $150 million of Senior Notes outstanding as of that date. The note holders were paid $52.5 million of principal and redemption premium, plus interest accrued to the date of payment.
      Revolver. The Revolver provides for revolving loans in an aggregate amount up to $30 million, subject to borrowing base limitations related to the level of accounts receivable, inventory and reserves. On December 31, 2005, the borrowing base under the Revolver was $30.0 million, and on that date borrowing availability net of outstanding letters of credit was $26.0 million, and net liquidity (consisting of cash and borrowing availability) was $88.8 million. No borrowings were outstanding under the Revolver on December 31, 2005. Borrowings under the Revolver are available through December 31, 2006, so long as no default exits and all conditions to borrowings are met. Borrowings under the Revolver accrue interest determined on the basis of either the prime rate plus a margin or LIBOR plus a margin. The rate at which interest accrued on December 31, 2005 and 2004 was 7.75% and 5.75% , respectively. Pioneer incurs a fee on the unused amount of the facility at a rate of 0.375% per year. Because the Revolver requires a lock-box arrangement and contains a clause that allows the lender to refuse to fund further advances in the event of a material adverse change in Pioneer’s business, Pioneer must classify the Revolver as current debt.
      The Revolver requires Pioneer to maintain Liquidity (as defined) of at least $5.0 million, and limit its capital expenditures to $25.0 million in each fiscal year. At December 31, 2005, Liquidity was $88.8 million, consisting of borrowing availability of $26.0 million and cash of $62.8 million, including short-term investments. Capital expenditures were $14.0 million during 2005. One of the covenants in the Revolver requires Pioneer to generate at least $21.55 million of Lender-Defined EBITDA for each twelve-month period ending at the end of each fiscal quarter. Pioneer was in compliance with the covenant for the twelve months ended December 31, 2005.
      The calculation of Lender-Defined EBITDA for each of the quarters during 2005 and for the twelve months ended December 31, 2005, is as follows (dollar amounts in thousands). During the periods presented, there were no extraordinary gains, derivative items or impairment charges.

	Three	Three	Three	Three	Twelve
	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2005	2005	2005	2005	2005

Net income	$15,020	$24,089	$20,102	$11,085	$70,296
Income tax expense	3,411	2,957	2,058	2,355	10,781

Income before income taxes	18,431	27,046	22,160	13,440	81,077
Depreciation and amortization	5,685	6,647	6,250	5,982	24,564
Interest expense, net	4,256	4,114	3,597	3,300	15,267

Lender-Defined EBITDA	$28,372	$37,807	$$32,007	$22,722	$120,908

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
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
      Pioneer may, at its option, terminate the Revolver. If the Revolver is terminated early, a prepayment premium of $0.3 million will be required. Pioneer may redeem Senior Notes in minimum amounts of $1.0 million or more. Pioneer may voluntarily redeem the Senior Notes by paying a redemption premium of 5% if done during 2006, and a redemption premium of 2.5% if done during 2007. No premium would be payable with respect to a redemption during 2008.
      The obligations under the Revolver are secured by liens on Pioneer’s accounts receivable and inventory, and the obligations under the Senior Notes are secured by liens on substantially all of Pioneer’s other assets, with the exception of certain assets that secure the obligations outstanding under certain other long-term liabilities.
      Interest on the Senior Notes is payable on June 30th and December 31st. The holders of the Senior Notes may require Pioneer to redeem Senior Notes with net cash proceeds of certain asset sales and of new equity issuances in excess of $35 million. In addition, the holders may require Pioneer to repurchase all or a portion of the notes upon the occurrence of a change of control.
      The debt agreements contain covenants requiring Pioneer to meet minimum liquidity levels, and limiting or prohibiting Pioneer’s ability to, among other things, incur additional indebtedness, prepay or modify debt instruments, grant additional liens, guarantee any obligations, sell assets, engage in another type of business or suspend or terminate a substantial portion of business, declare or pay dividends, make investments, make capital expenditures in excess of certain amounts, or make use of the proceeds of borrowings for purposes other than those specified in the agreements. The agreements also include customary events of default, including one for a change of control under the Revolver. Borrowings under the Revolver will generally be available subject to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default. Pioneer was in compliance with the

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
requirements of the debt agreements for the twelve months ended December 31, 2005. Scheduled maturities of long-term debt at December 31, 2005 are as follows:

	Senior
	Secured
	Debt	Other	Total

2006	—	1,858	1,858
2007	—	983	983
2008*	150,000	—	150,000
2009	—	—	—
2010	—	—	—
Thereafter	—	1,756	1,756

	$150,000	$4,597	$154,597

*	The amount of Senior Secured Debt does not reflect the redemption of $50.0 million in principal amount of the Senior Notes in January 2006.
      The cash that Pioneer generates from its operations may not be sufficient to repay the Senior Notes when they are due in December 2008. In such event, it would be necessary to refinance the indebtedness, issue new equity or sell assets. The terms of any necessary new borrowings would be determined by then-current market conditions and other factors, and could impose significant additional burdens on Pioneer’s financial condition and operating flexibility, and the issuance of new equity securities could dilute the interest of Pioneer’s existing stockholders. Pioneer cannot provide any assurance that it would be able to refinance any of its indebtedness, raise equity on commercially reasonable terms or at all, or sell assets, which failure could cause Pioneer to default on its obligations and impair its liquidity. Pioneer’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its obligations on commercially reasonable terms, would have a material adverse effect on its business, financial condition and results of operations.

8.	Condensed Consolidating Financial Statements
      PCI Canada (a wholly-owned subsidiary of PCI) is the issuer of the Senior Notes, which are fully and unconditionally guaranteed on a joint and several basis by PCI and all of PCI’s other direct and indirect wholly-owned subsidiaries.
      Pioneer Americas (a wholly-owned subsidiary of PCI Canada) was the issuer of the Senior Guaranteed Notes and Senior Floating Notes, which were fully and unconditionally guaranteed on a joint and several basis by PCI and all of PCI’s other direct and indirect wholly-owned subsidiaries. Together, PCI Canada, Pioneer Americas and the subsidiary note guarantors comprise all of the direct and indirect subsidiaries of PCI.
      Condensed consolidating financial information for PCI and its wholly-owned subsidiaries is presented below. Separate financial statements of PCI Canada and Pioneer Americas are not provided because Pioneer does not believe that such information would be material to investors or lenders of the Company.

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2005

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$1,587	$61,198	$5	$—	$62,790
Accounts receivable, net	—	14,264	51,673	—	—	65,937
Inventories, net	—	9,040	10,036	—	—	19,076
Prepaid expenses and other current assets	2,034	1,516	250	—	—	3,800

Total current assets	2,034	26,407	123,157	5	—	151,603
Property, plant and equipment, net	—	93,977	63,455	1,528	—	158,960
Other assets, net	—	186	4,124	—	—	4,310
Intercompany receivable	15,887	148,733	—	88,541	(253,161)	—
Investment in subsidiaries	88,530	—	—	—	(88,530)	—
Excess reorganization value over fair value of identifiable assets	—	84,064	—	—	—	84,064

Total assets	$106,451	$353,367	$190,736	$90,074	$(341,691)	$398,937

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$8,171	$10,460	$—	$(1)	$18,630
Accrued liabilities	128	12,815	26,501	—	—	39,444
Current portion of long-term debt	—	825	1,005	28	—	1,858

Total current liabilities	128	21,811	37,966	28	(1)	59,932
Long-term debt, less current portion	—	150,429	2,303	7	—	152,739
Investment in subsidiary		133,690	—	429	(134,119)	—
Intercompany payable	1,333	347	251,481	—	(253,161)	—
Accrued pension and other employee benefits	—	9,064	17,555	—	—	26,619
Other long-term liabilities	—	38,670	15,121	865	1	54,657
Stockholders’ equity (deficiency in assets)	104,990	(644)	(133,690)	88,745	45,589	104,990

Total liabilities and stockholders’ equity	$106,451	$353,367	$190,736	$90,074	$(341,691)	$398,937

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
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

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Fiscal Year Ended December 31, 2005

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated

Revenues	$—	$244,553	$408,834	$—	$(137,672)	$515,715
Cost of sales	—	(172,381)	(341,684)	168	137,672	(376,225)

Gross profit	—	72,172	67,150	168	—	139,490
Selling, general and administrative expenses	(846)	(9,042)	(28,291)	(8)	—	(38,187)
Change in fair value of derivatives	—	—	—	—	—	—
Asset impairment	—	—	—	—	—	—
Other items	—	(4,536)	3,314	—	—	(1,222)

Operating income (loss)	(846)	58,594	42,173	160	—	100,081
Interest expense, net	—	(15,095)	(168)	(4)	—	(15,267)
Other income (expense), net	—	(1,471)	(12,381)	12,309	—	(1,543)

Income (loss) before income taxes	(846)	42,028	29,624	12,465	—	83,271
Income tax expense	—	(9,237)	(1,544)	—	—	(10,781)

Net income (loss) before equity in earnings of subsidiaries and change in accounting principle	(846)	32,791	28,080	12,465	—	72,490
Cumulative effect of change in accounting principle, net of tax	—	(385)	(1,809)	—	—	(2,194)
Equity in net earnings of subsidiaries	71,142	26,271	—	202	(97,615)	—

Net income (loss)	$70,296	$58,677	$26,271	$12,667	$(97,615)	$70,296

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
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

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
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

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Fiscal Year Ended December 31, 2005

		PCI	Pioneer	Other	Pioneer
	PCI	Canada	Americas	Guarantors	Consolidated

Net cash flows from operating activities	$(2,226)	$8,638	$96,527	$9	$102,948
Cash flows from investing activities:
Capital expenditures		(6,480)	(6,125)	—	(12,605)
Proceeds from disposal of assets	—	6	2,249	—	2,255

Net cash flows from investing activities	—	(6,474)	(3,876)	—	(10,350)

Cash flows from financing activities:
Proceeds from stock issuance, net	2,226	—	—	—	2,226
Revolving credit borrowings, net	—	—	—	—	—
Repayments on long-term debt	—	(827)	(47,475)	(18)	(48,320)

Net cash flows from financing activities	2,226	(827)	(47,475)	(18)	(46,094)

Effect of exchange rate changes on cash and cash equivalents	—	95	—	—	95

Net increase in cash and cash equivalents	—	1,432	45,176	(9)	46,599
Cash and cash equivalents at beginning of period	—	148	16,041	2	16,191

Cash and cash equivalents at end of period	$—	$1,580	$61,217	$(7)	$62,790

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Fiscal Year Ended December 31, 2004

		PCI	Pioneer	Other	Pioneer
	PCI	Canada	Americas	Guarantors	Consolidated

Net cash flows from operating activities	$(22,374)	$3,363	$38,656	$(6)	$19,639
Cash flows from investing activities:
Capital expenditures	—	(3,074)	(5,310)	—	(8,384)
Proceeds from disposal of assets	—	—	315	—	315

Net cash flows from investing activities	—	(3,074)	(4,995)	—	(8,069)

Cash flows from financing activities:
Repayments on long-term debt	—	(793)	(2,270)	(16)	(3,079)
Revolving credit borrowings, net	—	—	(16,823)	—	(16,823)
Proceeds from stock issuance, net	22,374	—	—	—	22,374

Net cash flows from financing activities	22,374	(793)	(19,093)	(16)	2,472

Effect of exchange rate changes on cash and cash equivalents	—	203	—	—	203

Net increase (decrease) in cash and cash equivalents	—	(301)	14,568	(22)	14,245
Cash and cash equivalents at beginning of period	—	499	1,423	24	1,946

Cash and cash equivalents at end of period	$—	$198	$15,991	$2	$16,191

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Fiscal Year Ended December 31, 2003

		PCI	Pioneer	Other	Pioneer
	PCI	Canada	Americas	Guarantors	Consolidated

Net cash flows from operating activities	$(8)	$2,980	$11,252	$37	$14,261
Cash flows from investing activities:
Capital expenditures	—	(3,794)	(6,206)	2	(9,998)
Proceeds from disposal of assets	—	—	—	—	—

Net cash flows from investing activities	—	(3,794)	(6,206)	2	(9,998)

Cash flows from financing activities:
Revolving credit borrowings, net	—	—	2,119	—	2,119
Repayments on long-term debt	—	(649)	(6,817)	(28)	(7,494)
Proceeds from issuance of stock	8	—	—	—	8

Net cash flows from financing activities	8	(649)	(4,698)	(28)	(5,367)

Effect of exchange rate changes on cash and cash equivalents	—	261	—	—	261

Net increase (decrease) in cash and cash equivalents	—	(1,202)	348	11	(843)
Cash and cash equivalents at beginning of period	—	1,702	1,074	13	2,789

Cash and cash equivalents at end of period	$—	$500	$1,422	$24	$1,946

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
      Pursuant to the terms of certain debt instruments, there are prohibitions on the payment by the Company of dividends on common stock. Pioneer’s ability to incur additional new indebtedness is restricted, other than borrowing available under the Revolver. See Note 7.
      PCI did not receive dividends from its subsidiaries during the years ended December 31, 2005, 2004, and 2003.

9.	Business Segment Information
      Pioneer has one reportable segment: production and sales of chlor-alkali and related products. The products consist of chlorine and caustic soda along with related products, primarily bleach and hydrochloric acid. The segment consists of Pioneer’s two operating subsidiaries, Pioneer Americas and PCI Canada.
      While Pioneer’s management routinely reviews production cost information for each operating facility in order to allocate available capacity, the consolidated operating results are regularly reviewed in determining resource allocation and assessing performance.
      Financial information relating to Pioneer by geographical area is as follows. Revenues are attributed to countries based on delivery point.

	2005	2004	2003

Revenues:
United States	$405,867	$310,118	$284,625
Canada	108,665	96,423	92,778
Other	1,183	574	1,272

Consolidated	$515,715	$407,115	$378,675

	2005	2004

Long-lived assets (at year end):
United States	$64,382	$69,625
Canada	178,040	187,617
      Revenues by major products for the years ended December 31, 2005, 2004 and 2003, were as follows:

	2005	2004	2003

Revenues:
Chlorine and caustic soda	$386,011	$293,508	$276,209
Other	129,704	113,607	102,366

Total revenues	$515,715	$407,115	$378,675

      No individual customer accounted for 10% or more of Pioneer’s revenues in 2005, 2004 or 2003.

10.	Asset Impairment
      In March 2003, Pioneer settled its dispute with CRC (See Note 2) and assigned its long-term hydropower contracts to the Southern Nevada Water Authority which resulted in higher energy prices under the new supply agreement effective in 2003. As a result, Pioneer performed an impairment test and determined that the book value of the Henderson facility exceeded the undiscounted sum of future expected cash flows over the remaining life of the facility. Pioneer then calculated the estimated fair value of the facility by discounting expected future cash flows using a risk-adjusted discount rate of 13%. Based on that analysis,

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
Pioneer recorded an impairment charge of $40.8 million in the first quarter of 2003. As a result of the CRC settlement the power purchased for the Henderson facility has a substantially greater cost than the same amount of power would have cost under the previously existing hydropower contract.

11.	Commitments and Contingencies

Environmental Matters
      Present or future environmental laws and regulations may affect Pioneer’s capital and operating costs relating to compliance, may impose cleanup requirements with respect to site contamination resulting from past, present or future spills and releases and may affect the markets for Pioneer’s products. Pioneer believes that its operations are currently in general compliance with environmental laws and regulations, the violation of which could result in a material adverse effect on Pioneer’s business, properties or results of operations on a consolidated basis. There can be no assurance, however, that material costs will not be incurred as a result of instances of noncompliance or new regulatory requirements. See Note 13.

Letters of Credit
      At December 31, 2005, Pioneer had letters of credit outstanding of approximately $4.0 million. The letters of credit were issued for the benefit of municipal customers under sales agreements securing delivery of products sold, state environmental agencies as required for manufacturers in the states and holders of Pioneer’s tax-exempt bonds. The letters of credit expire at various dates in 2006. No amounts were drawn on the letters of credit at December 31, 2005.

Operating Leases
      Pioneer leases certain manufacturing and distribution facilities and equipment, computer equipment, and administrative offices under non-cancelable leases. Minimum future rental payments on such leases with terms in excess of one year in effect at December 31, 2005, are as follows:

2006	$13,977
2007	12,804
2008	10,388
2009	6,957
2010	4,806
Thereafter	8,157

Total minimum obligations	$57,089

      Lease expense charged to operations for the years ended December 31, 2005, 2004 and 2003 was approximately $15.3 million, $14.2 million, and $15.9 million, respectively.

Litigation
      Pioneer is party to various legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, Pioneer has adequate legal defenses or insurance coverage with respect to these matters, and management does not believe that they will materially affect Pioneer’s financial position or results of operations.
      Set forth below are descriptions of certain of those matters.
      St. Gabriel Mercury Vapor Emissions Release. As a result of voluntary air emissions monitoring that Pioneer conducted during October 2004, Pioneer discovered that the carbon-based system that it uses to

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
remove mercury from the hydrogen gas stream at its St. Gabriel facility was not at that time sufficiently effective. This resulted in mercury vapor emissions that were above the permit limits approved by the Louisiana Department of Environmental Quality (“LDEQ”). Pioneer immediately reduced the plant’s operating rate to ensure that emissions were below the permitted levels, and determined the needed actions to resolve the problem. In late November 2004, Pioneer completed the installation of the necessary equipment and made the other needed changes, and the plant resumed its normal operations. The plant’s emissions monitoring since that time has confirmed that the air emissions are below the permit limits.
      In January 2005, the LDEQ issued a violation notice to Pioneer as a result of this mercury vapor emissions release. In December 2005, the LDEQ issued a penalty assessment of $402,742 with respect to the violation. Given the facts and circumstances, Pioneer does not believe that this penalty assessment is appropriate, and has initiated an administrative appeal to contest it.
      In October 2005, Pioneer was named as a defendant in Claude Frazier, et al. v. Pioneer Americas, LLC and State of Louisiana through the Department of Environmental Quality, which was filed as a proposed class action in state court in Louisiana. The 18 named plaintiffs claim that they and a proposed class of approximately 500 people who live near the St. Gabriel facility were exposed to mercury released from the facility for a two and one-half month period as a result of the 2004 mercury vapor emissions release described above. The plaintiffs request compensatory damages for numerous medical conditions that are alleged to have occurred or are likely to occur as a result of the alleged mercury exposure. This lawsuit was removed to the United States District Court in the Middle District of Louisiana and is in the very preliminary stages. The plaintiffs’ claimed damages have not been quantified and the outcome of this matter cannot be predicted. Pioneer believes, however, that it has good defenses and intends to vigorously defend against the claims asserted in this lawsuit.
      Albany, N.Y. Mercury Refining Superfund Site. In October 2005, Pioneer received a notice from the Environmental Protection Agency (the “EPA”) stating that the EPA has determined that Pioneer is a potentially responsible party with respect to the Mercury Refining Superfund Site in Albany County, New York. The notice alleges that from 1993 to 1995, Pioneer arranged for the treatment or disposal of mercury-bearing materials at the Mercury Refining Superfund Site. The EPA has indicated that the volume of those materials constitutes 1.49% of the total amount of hazardous substances sent to the site. Pioneer may face liability for a portion of the clean-up costs at the Mercury Recovery Superfund Site, although it is still investigating the extent of any such liability and the availability of applicable defenses.

Collective Bargaining Agreements
      Approximately 46% of Pioneer’s employees are covered by collective bargaining agreements. One of Pioneer’s collective bargaining agreements will expire in 2006, two agreements will expire in 2007, one will expire in 2008, and the remaining agreement will expire in 2010.
      Most of the production and maintenance employees at our Becancour facility are covered by a collective bargaining agreement with the Communication, Energy and Paperworkers Union that is in effect until April 30, 2006. Negotiations over the terms of a new agreement to replace the existing agreement, which was first effective in 2000, are in the preliminary stages. If Pioneer is unable to negotiate a satisfactory new collective bargaining agreement, it could be involved in a labor dispute that could lead to production losses and adversely affect its results of operations.

12.	Income Taxes
      Income taxes are recorded pursuant to SFAS 109, “Accounting for Income Taxes,” under which deferred income taxes are determined utilizing an asset and liability approach. This method gives consideration to the

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
future tax consequences associated with differences between the financial accounting basis and tax basis of the assets and liabilities, and the ultimate realization of any deferred tax asset resulting from such differences.
      The components of income tax (expense) benefit are as follows:

	2005	2004	2003

Current income tax (expense) benefit:
U.S.	$(590)	$—	$144
State	(17)	—	—
Canada	(1,538)	—	—

Total	$(2,145)	$—	$144

Deferred income tax (expense) benefit:
U.S.	$(886)	$—	$—
State	(51)	—	—
Canada	(7,699)	(2,127)	3,142

Total	$(8,636)	$(2,127)	$3,142

Total income tax (expense) benefit	$(10,781)	$(2,127)	$3,286

      The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax (expense) benefit for the periods presented is as follows:

	2005		2004		2003

	Amount	Percent	Amount	Percent	Amount	Percent

Tax at U.S. statutory rates	$(29,145)	(35)	$(310)	(35)	$(5,293)	(35)
State and foreign income taxes, net of U.S. tax benefit	(13,280)	(16)	1,732	196	2,837	19
U.S. income tax refund	—	—	—	—	144	1
Adjustments to carryforward	(69,993)	(84)	—	—	—	—
Other	(1,001)	(1)	(637)	(72)	(67)	—
Valuation allowance	102,638	123	(2,912)	(329)	5,665	37

Total tax (expense) benefit	$(10,781)	(13)	$(2,127)	(240)	$3,286	22

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows at December 31:

	2005			2004

	U.S.	Canada	Total	U.S.	Canada	Total

Deferred tax liabilities:
Property, plant and equipment	$(27,556)	$(30,730)	$(58,286)	$(22,817)	$(31,147)	$(53,964)

Total deferred tax liabilities	(27,556)	(30,730)	(58,286)	(22,817)	(31,147)	(53,964)

Deferred tax assets:
Goodwill	1,522	(9,275)	(7,753)	7,623	(8,371)	(748)
Pension and other post-retirement benefits	3,986	1,350	5,336	7,597	1,907	9,504
Environmental reserve	2,680	884	3,564	4,831	1,412	6,243
Tax credit and other tax loss carryovers	2,444	3,681	6,125	1,318	6,015	7,333
Other	10,793	1,875	12,668	7,993	1,476	9,469
Net operating loss carryforward	20,992	—	20,992	103,103	8,137	111,240

Total deferred tax assets	42,417	(1,485)	40,932	132,465	10,576	143,041
Valuation allowance for deferred tax assets	(14,861)	(935)	(15,796)	(109,648)	(3,867)	(113,515)

Net deferred tax assets	27,556	(2,420)	25,136	22,817	6,709	29,526

Net deferred tax liabilities	$—	$(33,150)	$(33,150)	$—	$(24,438)	$(24,438)

      As of December 31, 2005, a valuation allowance for the full amount of the U.S. net deferred tax assets was recorded due to uncertainties as to whether Pioneer will generate future taxable income so as to realize the benefit of the deferred tax assets. In addition, a valuation allowance equal to the remaining Canadian capital loss carryforward was recorded after recognizing a tax benefit for the gain on the redemption of $50 million of the 10% Senior Secured Guaranteed Notes in January 2006.
      At December 31, 2005, Pioneer had a U.S. net operating loss carryforward (“NOL”) of approximately $56.7 million (representing $21.0 million of deferred tax assets) that will expire in varying amounts from 2008 to 2024, if not utilized. The Company is anticipating the use of all of its Canadian NOL during 2005, and therefore there is no remaining carryforward.
      Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership by holders of five percent or more of the equity over a three-year period), the corporation’s ability to use its pre-change NOL and other pre-change tax attributes against its post-change income is limited (the “Section 382 Limitation”). Pioneer had NOL (“Predecessor Company NOL”) that was generated prior to its emergence from bankruptcy on

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
December 31, 2001 that is subject to the Section 382 Limitation. Due to the Section 382 Limitation, Pioneer determined that its Predecessor Company NOL had been reduced from $199.5 million to $10.1 million in 2005. Because of the Section 382 Limitation, Pioneer’s ability to utilize the $10.1 million of Predecessor Company NOL is limited to $0.5 million in each year through 2020, although any such amount that is not applied in a particular year is available for use in future periods.
      A valuation allowance was recorded against the Predecessor Company NOL, in connection with Pioneer’s emergence from bankruptcy. This valuation allowance will be adjusted through paid-in capital in accordance with the principles of fresh-start reporting in the periods that Pioneer determines is more likely than not that these deferred tax assets will be realized. The corresponding recognition of the Predecessor Company NOL is reflected as a charge to the tax provision in the period of determination. During 2005, Pioneer utilized $2.5 million of Predecessor Company NOL that was available for use in 2005 as a result of cumulative unutilized amounts available for 2005 and the prior four years, which resulted in a credit of $0.9 million to paid-in capital and $0.9 million of deferred tax expense in 2005.
      As of December 31, 2005, Pioneer had $49.1 million of NOL (“Successor Company NOL”) which was generated after its emergence from bankruptcy and is not subject to the Section 382 Limitation. Accordingly, the Successor Company NOL may be used to offset taxable income in future periods. Any significant future changes in the ownership of Pioneer’s common stock could result in the application of the Section 382 Limitation and limit Pioneer’s ability to utilize the Successor Company NOL.
      In 2004, Pioneer recorded a credit of $0.3 million to additional paid-in capital in connection with a U.S. tax refund relating to the carryback of a part of the NOL generated in 2003 to a year prior to the bankruptcy in 2001.
      At December 31, 2005, Pioneer also had deferred tax assets consisting of various tax credits and other tax loss carryforwards of approximately $6.1 million, which includes primarily $4.1 million of Canadian capital loss carryforward with no expiration date, and $0.1 million in other Canadian loss carryforwards with expirations after 2005, and U.S. tax credits of $1.9 million with expirations in or after 2006.

13.	Other Long-Term Liabilities — Environmental
      Pioneer’s operations are subject to extensive United States and Canadian federal, state, and provincial environmental laws and regulations related to protection of the environment, including those applicable to waste management, discharge of materials into the air and water, clean-up liability from historical waste disposal practices, and employee health and safety. Pioneer is currently addressing soil and/or groundwater contamination at several sites through assessment, monitoring and remediation programs with oversight by the applicable state agency. In some cases, Pioneer is conducting this work under administrative orders. Pioneer could be required to incur additional costs to construct and operate remediation systems in the future. Pioneer believes that it is in substantial compliance with existing government regulations.
      Pioneer commissions periodic reassessments of its environmental obligations. In April 2005 the most recent independent analysis of environmental concerns at all of Pioneer’s sites was completed, updating a similar independent environmental analysis completed in 2003. The new study involved a site-by-site analysis of environmental concerns and assessed conditions, situations, and sets of circumstances involving uncertainty as to a possible loss to Pioneer. The outcomes of uncertain conditions will be resolved when one or more future events occur or fail to occur, and resolution of the uncertainty may confirm the impairment of an asset or the incurrence of a liability. The study was based on the same methodology as the 2003 study, using scenario analysis to estimate the cost to remedy environmental concerns at Pioneer’s sites. For each scenario, the study also used cost-estimating techniques that included actual historical costs, estimates prepared for Pioneer by other consultants, estimates prepared by Pioneer engineers and other published cost data available for similar projects completed at the same or other sites.

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
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
      Based on the 2005 study, Pioneer estimated its total environmental remediation liabilities to be $19.8 million as of March 31, 2005, of which $3.2 million is subject to indemnity claims against a previous owner. As a result, Pioneer reduced its environmental reserves by $0.2 million in the first quarter of 2005. As of December 31, 2005, Pioneer’s total estimated environmental liabilities were reduced to $14.5 million, as a result of a $4.5 million reduction in liability resulting from the indemnity that Pioneer received in connection with the sale of a site in Tacoma, Washington and approximately $0.8 million in payments after the study. Such liabilities are included in other long-term liabilities on the consolidated balance sheet.
      Henderson, Nevada. Pioneer’s Henderson facility is located within what is known as the Black Mountain Industrial Park. Soil and groundwater contamination have been identified within and adjoining the Black Mountain Industrial Park, including on or under land owned by Pioneer. A groundwater treatment system was installed at the facility and, pursuant to a consent agreement with the Nevada Division of Environmental Protection, studies are being conducted to further evaluate soil and groundwater contamination at the facility and other properties within the Black Mountain Industrial Park and to determine whether additional remediation will be necessary with respect to Pioneer’s property.
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
      Pioneer is responsible for environmental costs relating to certain actions taken without the ZENECA Companies’ consent, for certain operations and maintenance costs of the groundwater treatment system at the facility, and for pre- and post-acquisition environmental costs relating to the chlor-alkali manufacturing operations at the Henderson facility. In January 2006, a Settlement Agreement and Administrative Order on Consent was entered into by the Nevada Division of Environmental Protection and various of the companies with historical operations at the Black Mountain Industrial Park, including Pioneer Americas. While the agreement provides for joint and several liability for certain costs that will be incurred in remediating off-site contamination in the vicinity of the facility, Pioneer management believes that the ZENECA indemnity extends to the liabilities associated with most, if not all, of such contamination and that, in any event, amounts available under certain environmental insurance policies will be sufficient to cover such costs.
      Payments for environmental liabilities under the ZENECA Indemnity, together with other non-environmental liabilities for which the ZENECA Companies agreed to indemnify Pioneer, cannot exceed approximately $65 million. To date Pioneer has been reimbursed for approximately $12 million of costs covered by the ZENECA Indemnity, but the ZENECA Companies may have directly incurred additional costs that would further reduce the total amount remaining under the ZENECA Indemnity. Pioneer has recorded a $3.2 million environmental reserve related to pre-closing actions at sites that are the responsibility of the ZENECA Companies, as well as a receivable from the ZENECA Companies for the same amount. It

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
is Pioneer’s policy to record such amounts when a liability can be reasonably estimated. The timing of future cash flows for environmental work is uncertain, such that those cash flows do not qualify for discounting under generally accepted accounting standards. As a result, the environmental liabilities and related receivables are recorded at their undiscounted amounts of $3.2 million at December 31, 2005. The 2005 study did not include environmental matters covered by the $3.2 million receivable.
      The ZENECA Indemnity continues to cover claims after April 1999, the expiration of the term of the indemnity, to the extent that, prior to the expiration of the indemnity, proper notice to the ZENECA Companies was given and either the ZENECA Companies have assumed control of such claims or Pioneer was contesting the legal requirements that gave rise to such claims, or had commenced removal, remedial or maintenance work with respect to such claims, or commenced an investigation which resulted in the commencement of such work within ninety days. Management believes proper notice was provided to the ZENECA Companies with respect to outstanding claims under the ZENECA Indemnity, but the amount of such claims has not yet been determined, given the ongoing nature of the environmental work at Henderson. Pioneer believes that the ZENECA Companies will continue to honor their obligations under the ZENECA Indemnity for claims properly presented. It is possible, however, that disputes could arise between the parties concerning the effect of contractual language and that Pioneer would need to submit claims for cleanup expenses, which could be substantial, to the contractually-established arbitration process.
      Tacoma, Washington. Pioneer sold the site of a chlor-alkali facility that it previously operated in Tacoma to a subsidiary of Occidental Chemical Corporation (“OxyChem”) in December 2005. In connection with the sale, Pioneer received an indemnification with respect to all obligations for the investigation, cleanup or remediation of the environment as a result of all past operations at the site. On March 15, 2005, the U.S. District Court for the Western District of Washington entered a consent decree relating to the remediation of the Hylebos Waterway in Tacoma, and Pioneer was made a party to the decree by virtue of its ownership of the Tacoma site at the time. The indemnification that Pioneer received in connection with the sale of the facility extends to all obligations arising under the consent decree. The receipt of the indemnity with respect to environmental matters at the Tacoma site resulted in a $4.5 million reduction in Pioneer’s environmental reserves with respect to this site.
      See Note 11 for discussion of certain environmental litigation matters.
      Canadian Sites. In connection with the acquisition of the assets of PCI Canada in 1997, Imperial Chemical Industrials PLC (“ICI”) and certain of its affiliates (together the “ICI Indemnitors”) agreed to indemnify Pioneer for certain liabilities associated with environmental matters arising from pre-closing operations of the Canadian facilities. In particular, the ICI Indemnitors have retained unlimited responsibility for environmental liabilities associated with the Cornwall site, liabilities arising out of the discharge of contaminants into rivers and marine sediments and liabilities arising out of off-site disposal sites. The ICI Indemnitors are also subject to a general environmental indemnity for other pre-closing environmental matters. This general indemnity will terminate on October 31, 2007, and is subject to a limit of $25 million (Cdn). Pioneer may not recover under the environmental indemnity until it has incurred cumulative costs of $1 million (Cdn), at which point Pioneer may recover costs in excess of $1 million (Cdn). As of December 31, 2005, Pioneer had not incurred any cumulative costs towards the $25 million (Cdn) indemnity, and it does not currently anticipate incurring any liabilities that will be recoverable under the indemnity.
      With respect to the Becancour and Dalhousie facilities, the ICI Indemnitors are responsible under the general environmental indemnity for a portion of the costs incurred in any year during the period ending on October 31, 2007, subject in any event to the $1 million (Cdn) threshold mentioned above. The ICI Indemnitors will be responsible for 48% of any liabilities incurred during the twelve months ending October 31, 2005, and the percentage of any costs that will be the responsibility of the ICI Indemnitors declines by 16% each year thereafter. After October 31, 2007, Pioneer will be responsible for environmental liabilities at such facilities (other than liabilities arising from pre-closing off-site disposal of waste generated at

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
these (or other) facilities for which ICI retains liability. ICI also retains liability for the pre-closing discharge of contaminants into rivers and marine sediments at the Cornwall site and for other environmental claims relating to pre-closing or post-closing activities of ICI at the Cornwall site. Pioneer will indemnify ICI for environmental liabilities arising from post-closing operations and for liabilities arising from pre-closing operations for which Pioneer is not indemnified by the ICI Indemnitors.
      In March 2003, Pioneer initiated arbitration proceedings to resolve a dispute with ICI regarding the applicability of certain of ICI’s covenants with respect to approximately $1.1 million (Cdn) of equipment modification costs that Pioneer incurred, most of which were capital expenditures that Pioneer made to achieve compliance with air emissions, effluent and waste sludge standards at the Becancour facility. Those proceedings are still pending.
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

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

14.	Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended December 31, 2005
Revenues	$119,090	$132,859	$132,773	$130,993
Gross profit	31,482	40,262	36,686	31,060
Operating income	22,514	30,751	27,468	19,348
Income before income taxes	18,431	27,046	22,160	15,634
Income before cumulative effect of change in accounting principle	15,020	24,089	20,102	13,279
Cumulative effect of change in accounting principle, net of tax	—	—	—	(2,194)
Net income	15,020	24,089	20,102	11,085
Per share data:
Basic:
Income before change in accounting principle	$1.34	$2.14	$1.76	$1.14
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.19)

Net income	$1.34	$2.14	$1.76	$0.95

Diluted:
Income before change in accounting principle	$1.28	$2.05	$1.70	$1.12
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.18)

Net income	$1.28	$2.05	$1.70	$0.94

Year ended December 31, 2004
Revenues	$90,026	$97,072	$104,979	$115,038
Gross profit	3,715	12,755	14,679	22,512
Operating income (loss)	(3,039)	1,209	9,158	14,751
Income (loss) before income taxes	(7,555)	(2,743)	2,732	8,451
Net income (loss)	(7,293)	(2,401)	3,917	4,535
Per share data:
Basic net income (loss)	$(0.73)	$(0.24)	$0.39	$0.44

Diluted net income (loss)	$(0.73)	$(0.24)	$0.38	$0.41

Year ended December 31, 2003
Revenues	$89,031	$96,316	$100,001	$93,327
Gross profit (loss)	(16,559)	15,544	13,650	4,237
Operating income	21,536	10,276	7,682	287
Income (loss) before income taxes	14,845	2,920	3,010	(5,874)
Net income (loss)	16,378	5,046	1,953	(5,190)

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Per share data:
Basic net income (loss)	$1.64	$0.50	$0.20	$(0.52)

Diluted net income (loss)	$1.63	$0.50	$0.19	$(0.52)

      The sum of the earnings per share provided in the foregoing table for the four quarters in 2004 does not agree with the earnings per share for the full year, as each quarter’s computation is based on the weighted average number of shares outstanding during the quarter, as well as the dilutive effect of options in each quarter.

15.	Asset Sales and Redeployments
      Tacoma, Washington. In March 2004 Pioneer completed its evaluation of whether to resume the operations at the Tacoma, Washington chlor-alkali facility, which was idled in March 2002. As a result of the evaluation, Pioneer decided that the chlor-alkali production operations at the facility would not be restarted. Pioneer recorded additional depreciation expense of $3.4 million related to the net book value of the non-productive chlor-alkali assets at the Tacoma facility during the quarter ended March 31, 2004.
      During the second quarter of 2005, Pioneer determined that the use of the facility as a terminal would be discontinued during the third quarter of 2005. As a result of the decision to terminate operations at the terminal, additional depreciation expense of $0.3 million and $1.1 million related to the net book value of the terminal assets was recorded during the three- and nine-month periods ended September 30, 2005, respectively, and the facility was fully depreciated as of September 30, 2005. The remaining seven employee positions at the facility were eliminated in December 2005. Pioneer completed the sale of the facility to Mariana Properties, Inc. in December 2005 and recognized a gain on sale of $4.1 million, primarily including cash consideration of $0.8 million and reversal of the previously recognized environmental remediation charges of $4.5 million, as a result of the assumption by Mariana of our prior obligation to assume any residual remediation activities not complete by June 17, 2027.
      Cornwall, Ontario. In the fourth quarter of 2004, Pioneer initiated a plan to relocate the bleach production assets from its Cornwall plant to the Becancour facility. That transfer was completed in April 2005. During the second quarter of 2005, Pioneer decided to terminate the remaining operations at its Cornwall plant. The chlorinated paraffin operations conducted by Pioneer at the Cornwall plant were sold on June 30, 2005. Pioneer received cash consideration for this sale of $1.0 million. Pursuant to the asset purchase agreement, Pioneer may also receive up to $0.2 million in each quarter through June 30, 2009, up to a maximum of $3.5 million, upon the satisfaction of certain purchase price contingencies tied to the future sale of chlorine to the buyer under a separate supply agreement. Pioneer recognized a $1.8 million loss as a result of this sale, which is included in other items in the consolidated statements of operations. During the six month period ended December 31, 2005, Pioneer satisfied the applicable purchase price contingencies and recognized a gain of $0.4 million. The remaining operations at the Cornwall plant, which were related to the production of anthrquinone, were terminated during the third quarter of 2005. The facility was fully depreciated as of September 30, 2005. At the end of the lease term which ends in 2007 and for which the remaining rent is a nominal amount, Pioneer will return this facility back to the lessor.
      Pending Sale of Acreage in Henderson, Nevada. In June 2005, Pioneer entered into an agreement to sell approximately 60 acres of vacant land located adjacent to its chlor-alkali manufacturing facility in Henderson, Nevada. While the sale was originally expected to close in 2005, difficulties in obtaining local governmental approvals and other closing conditions have delayed the closing to what is now anticipated to be late in the second half of 2006. The agreement was extended through March 31, 2006 and we are currently discussing the possibility of a further extension with the buyer. Pioneer anticipates that it will realize approximately

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
$22.8 million in net proceeds from the transaction with this land, which has a nominal book value. Pioneer anticipates that the net proceeds from this transaction, if it is completed, will be used to redeem a portion of Pioneer’s outstanding Senior Notes.

16.	Restructuring Charges
      During 2004 and 2005 Pioneer has initiated certain activities designed to improve operating efficiencies and strengthen its competitive position in the marketplace. In addition to the sales and redeployment of assets at the Cornwall and Tacoma plants (see Note 15), such activities included the development and implementation of an organizational efficiency project referred to as Project STAR, which began in the first quarter of 2004. The concept of the project was extended to Pioneer’s Dalhousie facility in the first quarter of 2005.
      Project STAR. Project STAR involves the design, development and implementation of uniform and standardized systems, processes and policies to improve Pioneer’s management, sales and marketing, production, process efficiency, logistics and material management and information technology functions. The original project resulted in the elimination of 128 employee and contract positions. The extension of Project STAR to Dalhousie resulted in the elimination of ten employee positions. The completion date of Project STAR, including the Dalhousie phase, was December 31, 2005.
      Cornwall Asset Sale and Redeployment. The transfer of bleach production assets from Cornwall to the Becancour facility resulted in the termination of thirteen employee positions at the Cornwall facility. An additional 20 employee positions were eliminated as a result of the sale of the assets relating to the chlorinated paraffin operations and the eventual plant shutdown during the third quarter of 2005.
      Tacoma Plant Shutdown. The shutdown of the Tacoma terminal was completed in September 2005. The remaining seven employee positions at the facility were eliminated in December of 2005.
      Costs associated with the above restructuring activities were primarily comprised of employee severance and related costs which are included in other items in the consolidated statements of operations and presented in the table below. Pioneer does not anticipate further cost recognition related to the projects associated with Project STAR, including the Dalhousie project, from the transfer of the Cornwall bleach assets and the Cornwall plant shutdown and the termination of the Tacoma terminal operations.

	Liability Balance	Costs Recognized	Costs Paid Twelve	Liability Balance	Cumulative
	as of	Twelve Months Ended	Months Ended	as of	Costs
	Dec. 31, 2004	December 31, 2005	December 31, 2005	December 31, 2005	Recognized

Severance
Project STAR — Original	$1,446	$98	$1,370	$174	$3,640
Extension of Project STAR concepts to Dalhousie	—	340	148	192	340

Total, Project STAR	1,446	438	1,518	366	3,980
Cornwall — asset transfer and sale	447	1,437	481	1,403	1,884
Termination of Tacoma terminal operations	—	254	—	254	254

Total Severance	$1,893	$2,129	$1,999	$2,023	$6,118

      Additionally, in December 2005 Pioneer recognized $0.3 million for costs to be incurred under the remaining lease term at the Cornwall site.

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

17.	Asset Retirement Obligations
      In March 2005 FASB issued FIN 47 which clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement, including obligations that may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when sufficient information to reasonably estimate the fair value of an asset retirement obligation is considered available.
      With the clarification outlined by FIN 47, Pioneer was able to reasonably estimate its conditional asset retirement obligations and accordingly recorded an asset retirement obligation of $4.0 million as of December 31, 2005. These obligations involve various federal, state and local regulations and/or contractual obligations to decontaminate and/or dismantle certain machinery and equipment, buildings, and leasehold improvements at our various operating locations.
      Asset retirement obligations were estimated for each of Pioneer’s operating locations, where applicable, based upon its current and historical experience, adjusted for factors that a third-party would consider, such as overhead, profit and market risk premium. Estimated obligations were escalated based upon the anticipated timing of the related cash flows using an assumed inflation rate, and then were discounted using a credit-adjusted, risk-free interest rate. The impact of adoption resulted in a charge of $2.2 million recorded as a cumulative effect of change in accounting principle (net of tax) in Pioneer’s consolidated statements of operations in 2005.

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)
      The pro-forma effects of the application of SFAS No. 143 for these specific conditional asset retirement obligations as if it had been adopted on January 1, 2003 (rather than December 31, 2005) are presented below:

	As of and for the Year ended
	December 31,

	2005	2004	2003

Pro-forma amounts assuming the accounting change is applied retroactively net of tax:
Net income (loss)	$71,911	$(1,797)	$17,656
Net income (loss) per share data:
Basic	$6.32	$(0.18)	$1.77
Diluted	$6.09	$(0.18)	$1.74

As-reported income (loss) per share data:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$6.37	$(0.12)	$1.82
Cumulative effect of change in accounting principle, net of tax	(0.19)	—	—

Net income (loss)	$6.18	$(0.12)	$1.82

Diluted:
Income (loss) before cumulative effect of change in accounting principle	$6.14	$(0.12)	$1.79
Cumulative effect of change in accounting principle, net of tax	(0.19)	—	—

Net income (loss)	$5.95	$(0.12)	$1.79

Pro-forma amounts of liability for asset retirement obligation at end of period	$4,036	$3,734	$3,433

EXHIBIT INDEX

Exhibit No.		Description

2	.1*	Pioneer Companies, Inc. Amended Joint Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (incorporated by reference to Exhibit 2.1 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
2	.2*	Order Approving Disclosure Statement, dated September 21, 2001 (incorporated by reference to Exhibit 2.2 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
2	.3*	Order Confirming Joint Plan of Reorganization, dated November 28, 2001 (incorporated by reference to Exhibit 2.4 to Pioneer’s Current Report on Form 8-K filed on December 28, 2001).
2	.4*	Asset Purchase and Sale Agreement dated December 22, 2005 between Mariana Properties, Inc. and Pioneer Americas LLC (incorporated by reference to Exhibit 10.1 to Pioneer’s Current Report on Form 8-K filed on January 5, 2006).
2	.5*	Asset Purchase Agreement, dated as of September 22, 1997, between PCI Chemicals Canada Inc. (“PCICC”), PCI Carolina, Inc. and Pioneer Companies, Inc. and ICI Canada Inc., ICI Americas, Inc. and Imperial Chemical Industries plc (incorporated by reference to Exhibit 2 to Pioneer’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
2	.6*	First Amendment to Asset Purchase Agreement, dated as of October 31, 1997, between PCICC, PCI Carolina, Inc. and Pioneer Companies, Inc. and ICI Canada Inc., ICI Americas, Inc. and Imperial Chemical Industries plc (incorporated by reference to Exhibit 2 to Pioneer’s Current Report on Form 8-K filed on November 17, 1997).
3	.1*	Fourth Amended and Restated Certificate of Incorporation of Pioneer Companies, Inc. (incorporated by reference to Exhibit 3.1 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
3	.2*	Amended and Restated By-laws of Pioneer Companies, Inc. (incorporated by reference to Exhibit 3.2 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4	.1*	Specimen Pioneer Companies, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4	.2*	Indenture, dated as of December 31, 2001, among PCI Chemicals Canada Company, the guarantors named therein and Wells Fargo Bank Minnesota, National Association, as trustee, relating to $150,000,000 principal amount of 10% Senior Secured Guaranteed Notes due 2008 (incorporated by reference to Exhibit 4.3 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4.3		First Supplemental Indenture dated as of June 30, 2005 among PCI Chemicals Canada Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the $150,000,000 principal amount of 10% Senior Secured Guaranteed Notes due 2008.
4	.4*	Loan and Security Agreement, dated as of December 31, 2001, among PCI Chemicals Canada Company, Pioneer Americas LLC, the lenders that are signatories thereto and Foothill Capital Corporation, as arranger and administrative agent (incorporated by reference to Exhibit 4.6 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4	.5*	First Amendment to Loan and Security Agreement, dated April 15, 2002, between and among the lenders identified on the signature pages thereto, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.7 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4	.6*	Second Amendment to Loan and Security Agreement effective as of May 31, 2002, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.1 to Pioneer’s Current Report on Form 8-K filed on June 14, 2002).
4	.7*	Third Amendment to Loan and Security Agreement effective as of July 29, 2002, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.8 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

Exhibit No.		Description

4	.8*	Fourth Amendment to Loan and Security Agreement effective as of December 10, 2002, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.9 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
4	.9*	Fifth Amendment to Loan and Security Agreement effective as of July 1, 2003, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.10 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
4	.10*	Sixth Amendment to Loan and Security Agreement effective as of December 31, 2003, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.11 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
4	.11*	Common Security and Intercreditor Agreement, dated as of December 31, 2001, by and among the grantors named therein and Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.8 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10	.1+*	Pioneer Companies, Inc. 2001 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10	.2+*	Employment Agreement, dated September 17, 2002, between Pioneer Companies, Inc. and Michael Y. McGovern (incorporated by reference to Exhibit 10.2 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10	.3*	Indemnity Agreement dated March 14, 2002, between Pioneer Companies, Inc. and Marvin E. Lesser (incorporated by reference to Exhibit 10.1 to Pioneer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10	.4*	Indemnity Agreement dated March 14, 2002, between Pioneer Companies, Inc. and Michael Y. McGovern (incorporated by reference to Exhibit 10.2 to Pioneer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10	.5*	Indemnity Agreement dated March 9, 2005, between Pioneer Companies, Inc. and David A. Scholes (incorporated by reference to Exhibit 10.7 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.6		Indemnity Agreement dated May 13, 2004, between Pioneer Companies, Inc. and Charles L. Mears.
10.7		Indemnity Agreement dated May 12, 2005, between Pioneer Companies, Inc. and Richard L. Urbanowski.
10.8		Indemnity Agreement dated January 24, 2006 between Pioneer Companies, Inc. and Robert E. Allen.
10	.9*+	Pioneer Companies, Inc. Discretionary Severance Benefit Plan, effective May 1, 2003 (incorporated by reference to Exhibit 10.9 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10	.10+	Notice Letter dated November 14, 2005 between Kent R. Stephenson and Pioneer Companies, Inc.
10	.11*	Agreement of Purchase and Sale and Joint Escrow Instructions dated effective as of June 3, 2005 (“Henderson Sale Agreement”), by and between Pioneer Americas LLC (“PALLC”) and Marnell Properties, LLC relating to the sale of approximately sixty acres of real property adjacent to PALLC’s chlor-alkali manufacturing facility in Henderson, Nevada (incorporated by reference to Exhibit 10.1 to Pioneer’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 12, 2005).
10.12		First Amendment and Assignment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of October 31, 2005, among PALLC, Marnell Properties, LLC and Century Steel, Inc.
14	.1*	Pioneer Companies, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

Exhibit No.		Description

21	.1*	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Michael Y. McGovern required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of Gary L. Pittman required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1		Certification of Michael Y. McGovern required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2		Certification of Gary L. Pittman required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
99.1		Schedule II — Valuation and Qualifying Accounts.

*	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

+	Indicates management contract or compensatory plan or arrangement.