Form 10-Q
period 2006-03-31
PIONEER COMPANIES INC
filed 2006-05-08
CIK 830141

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
                 Yes ☐  No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     On May 1, 2006, there were 11,770,322 shares of common stock of Pioneer Companies, Inc. outstanding.

     Certain statements in this Form 10-Q regarding future expectations of Pioneer’s business and Pioneer’s results of operations, financial condition and liquidity may be regarded as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements relate to matters that are not historical facts. Such statements involve risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A of Pioneer’s Annual Report on Form 10-K for the year ended December 31, 2005, as updated in Item 1A of this Report on Form 10-Q. See also Item 5 of Part II of this Report on Form 10-Q for a discussion of forward-looking statements. Actual outcomes may vary materially.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
PIONEER COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$26,085	$62,790
Accounts receivable, net of allowance for doubtful accounts of $3,074 at March 31, 2006, and $3,748 at December 31, 2005	61,674	65,937
Inventories, net	15,659	19,076
Prepaid expenses and other current assets	4,868	3,800

Total current assets	108,286	151,603
Property, plant and equipment:
Land	6,516	6,516
Buildings and improvements	30,318	30,234
Machinery and equipment	210,848	209,457
Construction in progress	3,174	2,208

	250,856	248,415
Less: accumulated depreciation	(95,526)	(89,455)

Property, plant and equipment, net	155,330	158,960
Other assets, net	4,177	4,310
Excess reorganization value over the fair value of identifiable assets	84,064	84,064

Total assets	$351,857	$398,937

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,922	$18,630
Accrued liabilities	31,000	39,444
Short-term debt, including current portion of long-term debt	1,482	1,858

Total current liabilities	47,404	59,932
Long-term debt, less current portion	101,979	152,739
Accrued pension and other employee benefits	25,433	26,619
Other long-term liabilities	55,358	54,657
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized, 11,769 and 11,759 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	118	118
Additional paid-in capital	37,427	36,784
Other comprehensive loss	(14,396)	(14,396)
Retained earnings	98,534	82,484

Total stockholders’ equity	121,683	104,990

Total liabilities and stockholders’ equity	$351,857	$398,937

See notes to consolidated financial statements.

PIONEER COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended
	March 31
	2006	2005
Revenues	$134,872	$119,090
Cost of sales	(99,638)	(87,608)

Gross profit	35,234	31,482

Selling, general and administrative expenses	(8,079)	(8,463)
Other items	312	(505)

Operating income	27,467	22,514

Interest expense, net	(2,466)	(4,256)
Other income (expense), net	(2,290)	173

Income before income taxes	22,711	18,431
Income tax expense	(6,661)	(3,411)

Net income	$16,050	$15,020

Net income per share:
Basic	$1.36	$1.34
Diluted	$1.35	$1.28
Weighted average number of shares outstanding:
Basic	11,761	11,176
Diluted	11,864	11,779
See notes to consolidated financial statements.

PIONEER COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2006	2005
Operating activities:
Net income	$16,050	$15,020
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,030	5,685
(Recovery of) provision for losses on accounts receivable	(674)	603
Deferred tax expense	742	3,311
Gain on disposals of assets	(312)	(74)
Currency exchange gain	(153)	(173)
Loss on early debt extinguishment	2,500	—
Stock-based compensation expense	378	—
Accretion expense	76	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	5,203	(5,064)
Decrease (increase) in inventories, prepaid expenses and other current assets	2,278	(3,459)
Decrease in other assets	112	39
(Decrease) increase in accounts payable and accrued liabilities	(11,367)	4,197
(Decrease) increase in other long-term liabilities	(1,179)	5,470

Net cash flows from operating activities	19,684	25,555

Investing activities:
Capital expenditures	(3,087)	(3,932)
Proceeds from disposal of assets	132	74

Net cash flows used in investing activities	(2,955)	(3,858)

Financing activities:
Payment of premium on early debt extinguishment	(2,500)	—
Repayments of long-term debt	(51,135)	(22,316)
Proceeds from issuance of stock, net	218	8

Net cash flows used in financing activities	(53,417)	(22,308)

Effect of exchange rate changes on cash	(17)	(14)

Net change in cash and cash equivalents	(36,705)	(625)
Cash and cash equivalents at beginning of period	62,790	16,191

Cash and cash equivalents at end of period	$26,085	$15,566

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
     The consolidated balance sheet at March 31, 2006, and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, which consist only of normal recurring items, that management considers necessary for a fair presentation. Operating results for the first three months of 2006 are not necessarily indicative of results to be expected for the year ending December 31, 2006. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts as well as certain disclosures. Pioneer’s financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.
     The consolidated balance sheet at December 31, 2005 is derived from the December 31, 2005 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America, since certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
2. Debt
     Debt consisted of the following:

	March 31,	December 31,
	2006	2005
Senior Secured Debt:
10% Senior Secured Guaranteed Notes, due December 2008 (“Senior Notes”)	$100,000	$150,000
Revolving credit facility, variable interest rates based on U.S. prime rate plus a margin ranging from 0.5% to 1.25% or LIBOR* plus a margin ranging from 2.50% to 3.25%, expiring December 31, 2006, as amended (“Revolver”)	—	—
Other debt:
Unsecured, non-interest-bearing, long-term debt, denominated in Canadian dollars, original face value of CAN$5.5 million, payable in five annual installments of CAN$1.0 million beginning January 10, 2002,and a final payment of CAN$0.5 million, with an effective interest rate of 8.25%, net of unamortized discount of CAN$34,000 and CAN$43,000 at March 31, 2006, and December 31, 2005, respectively	402	1,253
Other notes, maturing in various years through 2014, with various installments, at various interest rates	3,059	3,344

Total	103,461	154,597
Short-term debt, including current portion of long-term debt	(1,482)	(1,858)

Long-term debt, less current portion	$101,979	$152,739

*	The three-month London inter-bank offered rate (“LIBOR”) for the periods ended March 31, 2006, and December 31, 2005, was 5.00% and 4.39%, respectively.

     In January 2006, Pioneer made a voluntary redemption of $50.0 million in principal amount of the $150 million of Senior Notes outstanding as of that date. The note holders were paid $52.5 million of principal and redemption premium, plus interest accrued to the date of payment. The $2.5 million of redemption premium, accounted for as a loss on early debt extinguishment, is included in other income (expense), net in the consolidated statements of operations.
     As of March 31, 2006, Pioneer had no borrowings outstanding under its Revolver, which matures on December 31, 2006. The Revolver has a $30 million commitment, which is subject to borrowing base limitations based on the level of accounts receivable and reserves, and is further reduced by letters of credit that are outstanding. As a result, on March 31, 2006, Pioneer’s additional availability under the Revolver was approximately $26.4 million, after reducing the amount of availability by the $3.6 million of letters of credit then outstanding. Borrowings under the Revolver accrue interest at a rate equal to either the prime rate plus a margin, or LIBOR plus a margin. Pioneer incurs a fee on the unused amount of the facility at a rate of 0.375% per year. Pioneer is currently evaluating its financing needs after the Revolver matures on December 31, 2006.
     The Revolver requires Pioneer to maintain Liquidity (as defined) of at least $5.0 million and limit its capital expenditures to $25.0 million in each fiscal year. Another covenant in the Revolver requires Pioneer to generate at least $21.55 million of net earnings before extraordinary gains, the effects of derivative instruments excluding derivative expenses paid by us, interest, income taxes, depreciation and amortization (referred to as “Lender-Defined EBITDA”) for each twelve-month period ending at the end of each fiscal quarter. The Revolver also provides that, as a condition of borrowings, there shall not have occurred any material adverse change in Pioneer’s business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise). Pioneer was in compliance with each of the covenants in the Revolver at March 31, 2006.
     If the required Lender-Defined EBITDA level under the Revolver is not met and the lender does not waive Pioneer’s failure to comply with the requirement, Pioneer would be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur, the lender can refuse to make further advances. In addition, a default under the Revolver would allow the lender to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under the Senior Notes that would provide the holders of the Senior Notes with the right to demand immediate repayment.
     Pioneer may redeem Senior Notes in minimum amounts of $1.0 million or more by paying a redemption premium of 5% if done during 2006, and a redemption premium of 2.5% if done during 2007. No premium would be payable with respect to a redemption of the Senior Notes during 2008. Pioneer also may terminate the Revolver early by paying a prepayment premium of $0.3 million.
     The obligations under the Revolver are secured by liens on Pioneer’s accounts receivable and inventory, and the obligations under the Senior Notes are secured by liens on substantially all of Pioneer’s other assets, with the exception of certain assets that secure the obligations outstanding under certain other long-term liabilities.
     Interest on the Senior Notes is payable on June 30 and December 31 of each year. The holders of the Senior Notes may require Pioneer to redeem Senior Notes with net cash proceeds of certain asset sales and of new equity issuances in excess of $35 million. In addition, the holders may require Pioneer to repurchase all or a portion of the notes upon the occurrence of a change of control.
     The debt agreements contain covenants requiring Pioneer to meet minimum liquidity levels, and limiting or prohibiting Pioneer’s ability to, among other things, incur additional indebtedness, prepay or modify debt instruments, grant additional liens, guarantee any obligations, sell assets, engage in another type of business or suspend or terminate a substantial portion of business, declare or pay dividends, make investments, make capital expenditures in excess of certain amounts, or make use of the proceeds of borrowings for purposes other than those specified in the agreements. The agreements also include customary events of default, including one for a change of control under the Revolver. Borrowings under the Revolver will generally be available subject to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default. At March 31, 2006, Pioneer was in compliance with the requirements of its debt agreements.
     The cash that Pioneer generates from its operations may not be sufficient to repay the Senior Notes when they are due in December 2008. In such event, it would be necessary to refinance the indebtedness, issue new equity or sell assets. The terms of any necessary new borrowings would be determined by then-current market conditions and other factors, and could impose significant additional burdens on Pioneer’s financial condition and operating flexibility, and the issuance of new equity securities could dilute the interest of Pioneer’s existing stockholders. Pioneer cannot provide any assurance that it would be able to refinance any of its indebtedness, raise equity on commercially reasonable terms or at all, or sell assets, which failure could cause Pioneer to default on its obligations and impair its liquidity. Pioneer’s inability to generate sufficient cash flow to satisfy its debt obligations, combined with an inability to refinance its obligations on commercially reasonable terms, would have a material adverse effect on its business, financial condition and results of operations.

     In the first quarter of 2005, Pioneer repaid $22.3 million of outstanding indebtedness, including the then-outstanding Senior Secured Floating Rate Guaranteed Notes due December 2006. Approximately $20.8 million of the funds used to repay such indebtedness came from the issuance of 1.1 million shares of common stock in a public offering in December 2004, while the remainder came from other corporate funds.
3. Environmental Liabilities
     Pioneer’s operations are subject to extensive United States and Canadian federal, state, and provincial environmental laws and regulations, including those regulating waste management, discharge of materials into the air and water, clean-up liability from historical waste disposal practices, and employee health and safety. Pioneer is currently addressing soil and/or groundwater contamination at several sites through assessment, monitoring and remediation programs with oversight by the applicable state agency. In some cases, Pioneer is conducting this work under administrative orders. Pioneer could be required to incur additional costs to construct and operate remediation systems in the future. Pioneer believes that it is in substantial compliance with existing government regulations.
     Pioneer commissions periodic reassessments of its environmental obligations. In April 2005, the most recent independent analysis was completed of potential costs of environmental liabilities at all of Pioneer’s sites, which updated a similar independent environmental analysis completed in 2003. The new study involved an analysis of potential costs to perform environmental remediation at each of Pioneer’s plant sites in the United States and Canada, which involves uncertainty as to the possible liability of Pioneer. The outcomes of uncertain conditions will be resolved when one or more future events occur or fail to occur, and resolution of the uncertainty may confirm the impairment of an asset or the incurrence of a liability. The study was based on the same methodology as the 2003 study, using scenario analysis to estimate the potential cost to perform environmental remediation at Pioneer’s sites. For each scenario, the study also used cost-estimating techniques that included actual historical costs, estimates prepared for Pioneer by other consultants, estimates prepared by Pioneer’s engineers and other published cost data available for similar projects completed at the same or other sites.
     Based on the 2005 study and costs incurred for remediation work since such date, Pioneer estimated its total environmental remediation liabilities to be $14.2 million and $14.5 million as of March 31, 2006 and December 31, 2005, respectively. At each of these dates, $3.2 million of such estimated amount is subject to indemnity claims against a previous facility owner, as discussed below. Such liabilities are included in other long-term liabilities in the consolidated balance sheets. It is Pioneer’s policy to record such amounts when a liability can be reasonably estimated. The timing of future cash flows for environmental work is uncertain, such that those cash flows do not qualify for discounting under generally accepted accounting standards. As a result, the environmental liabilities and a related receivable discussed below are recorded at their undiscounted amounts.
     As discussed in the Annual Report on Form 10-K for the year ended December 31, 2005, Pioneer has recorded a $3.2 million environmental reserve related to pre-acquisition actions of the former owner at its Henderson, Nevada site, as well as a receivable from the former owner for the same amount due to an indemnity agreement. Pioneer believes that the previous owner will continue to honor its obligations for claims properly presented by Pioneer or by regulatory authorities, although it is possible that disputes could arise concerning the effect of contractual language. In such event, Pioneer would be required to subject any claims for cleanup expenses, which could be substantial, to the contractually-established arbitration process. The 2005 study did not include environmental matters covered by the $3.2 million receivable.
4. Net Income per Share
     Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share considers the dilutive effect of potentially issuable shares pursuant to stock option plans (see Note 6) during the period.

     Computational amounts for net income per share are as follows:

	Three Months Ended
	March 31,
	2006	2005
Numerator for basic and diluted net income per share:
Net income	$16,050	$15,020

Denominator for basic and diluted net income per share:
Weighted average shares	11,761	11,176
Potentially dilutive common shares:
Stock options	103	603

Denominator for diluted net income per share	11,864	11,779

Net income per share:
Basic	$1.36	$1.34

Diluted	$1.35	$1.28

     The stock options to purchase shares of common stock that were outstanding at March 31, 2006 included 10,000 options that were not included in the computation of diluted earnings per share because the exercise price exceeded the average market price of the shares and their inclusion would have been anti-dilutive. All of the options to purchase shares of common stock that were outstanding at March 31, 2005 were included in the computation of diluted earnings per share.
5. Inventories
     Inventories, net consisted of the following:

	March 31,	December 31,
	2006	2005
Raw materials, supplies and parts, net	$8,653	$9,807
Finished goods	7,006	9,269

Inventories, net	$15,659	$19,076

6. Stock-Based Compensation
     Share-Based Incentive Plan
     As of March 31, 2006, Pioneer had a single stock incentive plan that provides for the granting of stock options to purchase up to 1.0 million shares of Pioneer common stock for key personnel and directors. There were approximately 86,000 shares remaining available for issuance under Pioneer’s incentive plan at March 31, 2006. The options may be either qualified incentive stock options or nonqualified stock options. Stock options granted to date have had an exercise price equal to or exceeding the market value of the shares of common stock on the date of grant and generally expire ten years from the date of grant. Options awarded to Pioneer’s employees become exercisable in annual increments over a three-year period beginning one year from the grant date. Options awarded to directors become exercisable on the day immediately preceding the Company’s next annual shareholders’ meeting after the grant date, but in no event later than 365 days after the grant date. On May 2, 2006, Pioneer’s incentive plan was amended and restated to increase the number of authorized shares from 1.0 million to 2.0 million shares. The amended plan provides for the grant of incentive stock options, non-qualified options, shares of restricted stock, stock appreciation rights, restricted stock units, stock bonuses and performance shares.
     Accounting for Share-Based Compensation
     On January 1, 2006, Pioneer adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payments,” which replaced SFAS 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123(R) was adopted using the modified prospective transition method, and accordingly, prior periods have not been restated. The modified prospective method requires the recognition of compensation cost for (i) share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the fair value calculated on the grant date, and (ii) share-based awards granted subsequent to January 1, 2006, also based on the fair value calculated on the grant date.

     Prior to January 1, 2006, Pioneer accounted for stock options under the provisions of APB 25. Under Pioneer’s plan, stock options are issued at the current market price on the grant date and have no intrinsic value at the grant date. Accordingly, Pioneer recorded no compensation expense under APB 25.
     For the three months ended March 31, 2006, Pioneer recognized $0.4 million of stock-based compensation expense which caused income before income taxes to decrease by $0.4 million, net income to decrease by $0.2 million, and basic and diluted earnings per share to decrease by $0.02 per share. The recorded compensation expense did not have an impact on cash flows for the three-months ended March 31, 2006. Pioneer does not anticipate the recognition of compensation expense under SFAS 123(R) in future periods for options currently outstanding to have a material impact on its results of operations or financial position.
     For periods prior to January 1, 2006, SFAS 123 required disclosure of the pro forma amount of net income including the amount of fair value based compensation expense that would have been recognized in those periods had compensation expense been recorded. The following table includes the impact on net income and per share amounts for the three months ended March 31, 2005 had Pioneer recognized fair value compensation costs for the period:

Three Months
Ended
March 31, 2005
Net income:
As reported	$15,020
Deduct: Stock-based compensation expense determined under fair value-based method	(189)

Pro forma net income	$14,831

Net income per common share:
Basic, as reported	$1.34
Basic, pro forma	$1.33
Diluted, as reported	$1.28
Diluted, pro forma	$1.26
     Stock Options
     The following table summarizes the activity with respect to the stock options of Pioneer for the three-months ended March 31, 2006 (shares in thousands):

			Weighted -
			Average
	Number of	Exercise Price	Exercise Price
	Shares	Per Share	Per Share
Outstanding at December 31, 2005	236	$2.00 - 29.97	$12.69
Granted	10	$31.37	$31.37
Exercised	(12)	$8.28 - $20.75	$19.28
Forfeited	—	—	—

Outstanding at March 31, 2006	234	$2.00— $31.37	$13.17

     The following table summarizes information about stock options outstanding at March 31, 2006 based on fully vested awards and non-vested awards (shares in thousands):

			Weighted-
			Average
		Weighted-	Remaining
	Options	Average Exercise	Contractual	Aggregate
	Outstanding	Price Per Share	Term (years)	IntrinsicValue (1)
Fully Vested Options	57	$6.89	6.98	$1,453

Nonvested Options	177	$15.20	8.85	3,827

Total Outstanding Stock Options	234	$13.17	8.39	$5,280

(1)	The aggregate intrinsic value is computed based on the closing price of Pioneer’s stock on March 31, 2006.
     As of March 31, 2006, there was $0.6 million of total unrecognized compensation cost related to non-vested stock option awards. The cost is expected to be recognized over a weighted-average period of 2.0 years.

     Pioneer issued 10,000 options during the three-month period ended March 31, 2006. The single award had a fair value on the grant date of $0.1 million and had no intrinsic value. There were no stock option grants during the three months ended March 31, 2005.
     As of January 1, 2006 and March 31, 2006, there were 177,000 non-vested options outstanding with a weighted-average grant date fair value of $8.88. No shares vested during the three-month period ended March 31, 2006.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses various assumptions in the calculation of fair value. The assumptions used by Pioneer for its option grant during the three-months ended March 31, 2006 are included in the following table:

Three-Months Ended
March 31, 2006
Expected Term (years)	5.2

Expected Volatility	45.4%

Risk-free Interest Rate	4.5%

Expected Dividends	—
     The expected term of the options represents the estimated period of time until exercise and is based on vesting schedules and expected post-vesting employment termination behavior. Expected volatility is based on the historical volatility of Pioneer’s stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
     The total intrinsic value of options exercised during the three months ended March 31, 2006 was approximately $0.1 million. Pioneer received $0.2 million in cash from the exercise of stock options during the three-month period ended March 31, 2006. Stock option exercises during the three-month period ended March 31, 2005 resulted in the receipt of nominal cash proceeds. There were only nominal tax benefits realized as a result of the option exercises for the period ended March 31, 2006. There were no tax benefits realized from stock option exercises for the period ended march 31, 2005, as a result of the use of available net operating losses and the related valuation allowance.
7. Supplemental Cash Flow Information
     Following are supplemental disclosures of cash flow information:

	Three Months Ended
	March 31,
	2006	2005
Cash payments for:
Interest	$243	$528
Income taxes	2,193	—

Non-cash investing activities -
Property, plant and equipment acquisitions, included in accounts payable	$644	—
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

Condensed Consolidating Balance Sheet — March 31, 2006 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$921	$25,164	$—	$—	$26,085
Accounts receivable, net	—	13,536	48,138	—	—	61,674
Inventories, net	—	6,952	8,707	—	—	15,659
Prepaid expenses and other current assets	1,911	2,563	394	—	—	4,868

Total current assets	1,911	23,972	82,403	—	—	108,286
Property, plant and equipment, net	—	91,350	62,452	1,528	—	155,330
Other assets, net	—	198	3,979	—	—	4,177
Intercompany receivable	16,073	109,638	—	91,692	(217,403)	—
Investment in subsidiaries	105,031	—	—	—	(105,031)	—
Excess reorganization value over the fair value of identifiable assets	—	84,064	—	—	—	84,064

Total assets	$123,015	$309,222	$148,834	$93,220	$(322,434)	$351,857

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$—	$7,074	$7,848	$—	$—	$14,922
Accrued liabilities	—	15,801	15,199	—	—	31,000
Current portion of long-term debt	—	402	1,052	28	—	1,482

Total current liabilities	—	23,277	24,099	28	—	47,404
Long-term debt, less current portion	—	100,000	1,979	—	—	101,979
Investment in subsidiary	—	125,106	—	468	(125,574)	—
Intercompany payable	1,332	77	215,995	—	(217,404)	—
Accrued pension and other employee benefits	—	8,538	16,895	—	—	25,433
Other long-term liabilities	—	39,585	14,972	801	—	55,358
Stockholders’ equity (deficiency in assets)	121,683	12,639	(125,106)	91,923	20,544	121,683

Total liabilities and stockholders’ equity	$123,015	$309,222	$148,834	$93,220	$(322,434)	$351,857

Condensed Consolidating Balance Sheet — December 31, 2005 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$1,587	$61,198	$5	$—	$62,790
Accounts receivable, net	—	14,264	51,673	—	—	65,937
Inventories, net	—	9,040	10,036	—	—	19,076
Prepaid expenses and other current assets	2,034	1,516	250	—	—	3,800

Total current assets	2,034	26,407	123,157	5	—	151,603
Property, plant and equipment, net	—	93,977	63,455	1,528	—	158,960
Other assets, net	—	186	4,124	—	—	4,310
Intercompany receivable	15,887	148,733	—	88,541	(253,161)	—
Investment in subsidiaries	88,530	—	—	—	(88,530)	—
Excess reorganization value over fair value of identifiable assets	—	84,064	—	—	—	84,064

Total assets	$106,451	$353,367	$190,736	$90,074	$(341,691)	$398,937

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$—	$8,171	$10,460	$—	$(1)	$18,630
Accrued liabilities	128	12,815	26,501	—	—	39,444
Current portion of long-term debt	—	825	1,005	28	—	1,858

Total current liabilities	128	21,811	37,966	28	(1)	59,932
Long-term debt, less current portion	—	150,429	2,303	7	—	152,739
Investment in subsidiary		133,690	—	429	(134,119)	—
Intercompany payable	1,333	347	251,481	—	(253,161)	—
Accrued pension and other employee benefits	—	9,064	17,555	—	—	26,619
Other long-term liabilities	—	38,670	15,121	865	1	54,657
Stockholders’ equity (deficiency in assets)	104,990	(644)	(133,690)	88,745	45,589	104,990

Total liabilities and stockholders’ equity	$106,451	$353,367	$190,736	$90,074	$(341,691)	$398,937

Condensed Consolidating Statement of Operations — Three Months Ended March 31, 2006 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$63,588	$105,495	$—	$(34,211)	$134,872
Cost of sales	—	(45,047)	(88,802)	—	34,211	(99,638)

Gross profit	—	18,541	16,693	—	—	35,234
Selling, general and administrative expenses	(406)	(2,592)	(5,079)	(2)	—	(8,079)
Other items	—	98	214	—	—	312

Operating income (loss)	(406)	16,047	11,828	(2)	—	27,467
Interest expense, net	—	(2,690)	224	—	—	(2,466)
Other income (expense), net	—	(2,354)	(3,157)	3,221	—	(2,290)

Income (loss) before income taxes	(406)	11,003	8,895	3,219	—	22,711
Income tax expense	—	(6,301)	(360)	—	—	(6,661)

Net income (loss) before equity in earnings of subsidiaries	(406)	4,702	8,535	3,219	—	16,050
Equity in net income of subsidiaries	16,456	8,535	—	—	(24,991)	—

Net income	$16,050	$13,237	$8,535	$3,219	$(24,991)	$16,050

Condensed Consolidating Statement of Operations — Three Months Ended March 31, 2005 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$55,833	$93,382	$—	$(30,125)	$119,090
Cost of sales	—	(39,430)	(78,508)	205	30,125	(87,608)

Gross profit	—	16,403	14,874	205	—	31,482
Selling, general and administrative expenses	(211)	(2,544)	(5,708)	—	—	(8,463)
Other items	—	(579)	74	—	—	(505)

Operating income (loss)	(211)	13,280	9,240	205	—	22,514
Interest expense, net	—	(3,774)	(481)	(1)	—	(4,256)
Other income (expense), net	—	173	(2,882)	2,882	—	173

Income (loss) before income taxes	(211)	9,679	5,877	3,086	—	18,431
Income tax expense	—	(3,311)	(100)	—	—	(3,411)

Net income (loss) before equity in earnings of subsidiaries	(211)	6,368	5,777	3,086	—	15,020
Equity in net income of subsidiaries	15,231	5,777	—	203	(21,211)	—

Net income	$15,020	$12,145	$5,777	$3,289	$(21,211)	$15,020

Condensed Consolidating Statement of Cash Flows — Three Months Ended March 31, 2006 (in thousands)

		PCI	Pioneer	Other	Pioneer
	PCI	Canada	Americas	Guarantors	Consolidated
Cash flows from (used in) operating activities:
Net cash flows from (used in) operating activities	$(218)	$53,795	$(33,893)	$—	$19,684
Cash flows used in investing activities:
Capital expenditures	—	(1,160)	(1,927)	—	(3,087)
Proceeds from disposal of assets	—	67	65	—	132

Net cash flows used in investing activities	—	(1,093)	(1,862)	—	(2,955)

Cash flows from (used in) financing activities:
Repayments of long-term debt	—	(50,852)	(279)	(4)	(51,135)
Payment of premium on early debt extinguishment	—	(2,500)	—	—	(2,500)
Proceeds from issuance of stock, net	218	—	—	—	218

Net cash flows used in financing activities	218	(53,352)	(279)	(4)	(53,417)

Effect of exchange rate changes on cash	—	(17)	—	—	(17)

Net change in cash and cash equivalents	—	(667)	(36,034)	(4)	(36,705)
Cash and cash equivalents at beginning of period	—	1,580	61,217	(7)	62,790

Cash and cash equivalents at end of period	$—	$913	$25,183	$(11)	$26,085

Condensed Consolidating Statement of Cash Flows — Three Months Ended March 31, 2005 (in thousands)

		PCI	Pioneer	Other	Pioneer
	PCI	Canada	Americas	Guarantors	Consolidated
Cash flows from (used in) operating activities:
Net cash flows from operating activities	$(8)	$2,529	$23,018	$16	$25,555
Cash flows from (used in) investing activities:
Capital expenditures	—	(1,489)	(2,443)	—	(3,932)
Proceeds from disposal of assets	—	—	74	—	74

Net cash flows used in investing activities	—	(1,489)	(2,369)	—	(3,858)

Cash flows from (used in) financing activities:
Repayments of long-term debt	—	(827)	(21,483)	(6)	(22,316)
Proceeds from issuance of stock	8	—	—	—	8

Net cash flows from (used in) financing activities	8	(827)	(21,483)	(6)	(22,308)

Effect of exchange rate changes on cash	—	(14)	—	—	(14)

Net change in cash and cash equivalents	—	199	(834)	10	(625)
Cash and cash equivalents at beginning of period	—	148	16,041	2	16,191

Cash and cash equivalents at end of period	$—	$347	$15,207	$12	$15,566

9. Pension and Other Postretirement Benefits
     The annual costs and liabilities under both the U.S. and Canadian defined benefit pension plans and retiree heath care plans are determined each year by Pioneer’s actuaries using various assumptions. The components of net periodic benefit costs related to Pioneer’s defined benefit pension plans for the three months ended March 31, 2006 and 2005 were:

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Three Months Ended March 31, 2006
Components of net periodic benefit cost:
Service cost	$360	$—	$360
Interest cost	684	766	1,450
Expected return on plan assets	(874)	(854)	(1,728)
Amortization of net actuarial loss	148	272	420

Net periodic benefit cost	$318	$184	$502

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Three Months Ended March 31, 2005
Components of net periodic benefit cost:
Service cost	$335	$22	$357
Interest cost	637	727	1,364
Expected return on plan assets	(696)	(807)	(1,503)
Amortization of net actuarial loss	—	154	154

Net periodic benefit cost	$276	$96	$372

     Pension expense was $0.5 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively. Pension contributions were $1.7 million and $0.9 million in the three months ended March 31, 2006 and 2005, respectively. Total contributions in 2006, which are based on regulatory and contractual requirements, are expected to be approximately $6.3 million, although Pioneer may at its discretion pay more than the required minimum amount.
     The components of net periodic benefit costs related to Pioneer’s postretirement benefits other than pensions for the three months ended March 31, 2006 and 2005 were:

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Three Months Ended March 31, 2006
Components of net periodic benefit cost:
Service cost	$79	$1	$80
Interest cost	113	7	120
Amortization of prior service costs	(8)	(156)	(164)
Amortization of net actuarial loss (gain)	70	(13)	57

Net periodic benefit cost	$254	$(161)	$93

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Three Months Ended March 31, 2005
Components of net periodic benefit cost:
Service cost	$47	$1	$48
Interest cost	84	9	93
Amortization of prior service costs	(8)	(156)	(164)
Amortization of net actuarial gain	(18)	(12)	(30)

Net periodic benefit cost	$105	$(158)	$(53)

10. Pending Asset Sales
     Pending Sale of Acreage in Henderson, Nevada. In June 2005, Pioneer entered into an agreement to sell approximately 60 acres of vacant land located adjacent to its chlor-alkali manufacturing facility in Henderson, Nevada. In March 2006, the agreement was extended through June 30, 2006. While the sale was originally expected to close in 2005, difficulties in obtaining local governmental approvals and other closing conditions have delayed the closing to what is now anticipated to be late in the second half of 2006. Pioneer anticipates that it will realize approximately $22.8 million in net proceeds from the sale of this land, which has a nominal book value. Pioneer anticipates that the net proceeds from this sale will be used to redeem a portion of Pioneer’s outstanding Senior Notes. There can be no assurances that this pending sale will ultimately occur.
     Pending Sale in Pittsburg, California. In March 2006, Pioneer entered into an agreement to sell approximately 11 acres of land in Pittsburg, California, which was formerly a chemical manufacturing facility closed several years ago. Pioneer anticipates that it will realize approximately $2.4 million in net proceeds from this sale, which will be used for general corporate purposes. Pioneer anticipates that this sale will be closed in mid-summer 2006. The land has a book value of $0.8 million. There can be no assurances that this pending sale will ultimately occur.
11. Commitments and Contingencies
     Present or future environmental laws and regulations may affect Pioneer’s capital and operating costs relating to compliance, may impose cleanup requirements with respect to site contamination resulting from past, present or future spills and releases, and may affect the markets for Pioneer’s products. Although Pioneer believes that its operations are currently in general compliance with environmental laws and regulations, a violation of these laws, the imposition of new regulatory requirements or a change in regulatory interpretation of these laws could result in a material adverse effect on Pioneer’s business, properties or results of operations. See Note 3.
     Pioneer relies on certain indemnities from previous owners and believes it has adequate environmental reserves covering known and estimable environmental liabilities at its chlor-alkali plants and other sites. There can be no assurance, however, that such indemnity agreements will be adequate to protect Pioneer from environmental liabilities at these sites or that such parties will perform their obligations under the respective indemnity agreements. The failure by such parties to perform under these indemnity agreements and/or any material increase in Pioneer’s environmental obligations could have a material adverse effect on Pioneer’s future results of operations and liquidity.
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
     St. Gabriel Mercury Vapor Emissions Release. As a result of voluntary air emissions monitoring that Pioneer conducted during October 2004, Pioneer discovered that the carbon-based system that it uses to remove mercury from the hydrogen gas stream at its St. Gabriel, Louisiana facility was not at that time sufficiently effective. This resulted in mercury vapor emissions that were above the permit limits approved by the Louisiana Department of Environmental Quality (“LDEQ”). Pioneer immediately reduced the plant’s operating rate to ensure that emissions were below the permitted levels, and determined the needed actions to resolve the problem. In late November 2004, Pioneer completed the installation of the necessary equipment and made other needed changes, and the plant resumed its normal operations. The plant’s emissions monitoring since that time has confirmed that the air emissions are below the permit limits.
     In January 2005, the LDEQ issued a violation notice to Pioneer as a result of this mercury vapor emissions release. In December 2005, the LDEQ issued a penalty assessment of $402,742 with respect to the violation. Given the facts and circumstances, Pioneer does not believe that this penalty assessment is appropriate, and has initiated an administrative appeal to contest it.
     In October 2005, Pioneer was named as a defendant in Claude Frazier, et al. v. Pioneer Americas, LLC and State of Louisiana through the Department of Environmental Quality, which was filed as a proposed class action in state court in Louisiana. The 18 named plaintiffs claim that they and a proposed class of approximately 500 people who live near the St. Gabriel facility were exposed to mercury released from the facility for a two and one-half month period as a result of the 2004 mercury vapor emissions release described above. The plaintiffs request compensatory damages for numerous medical conditions that are alleged to have occurred or are likely to occur as a result of the alleged mercury exposure. This lawsuit was removed to the United States District Court in the Middle District of Louisiana, although the plaintiffs have appealed this action. This lawsuit is in the very preliminary stages, the plaintiffs’ claimed damages have not been quantified, and the outcome of this matter cannot be predicted. Pioneer believes, however, that it has good defenses and intends to vigorously defend against the claims asserted in this lawsuit.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Our Annual Report on Form 10-K for the year ended December 31, 2005, provides a discussion of our business, including the chlor-alkali industry, our customers and markets, the major components of our production process and costs and the means we use to distribute our products. The following discussion and analysis should be read in conjunction with the information provided in the annual report on Form 10-K for the year ended December 31, 2005, and the consolidated financial statements and the related notes thereto. An Electrochemical Unit, which the chlor-alkali industry refers to as an “ECU”, consists of 1.1 tons of caustic soda and 1 ton of chlorine.
Significant Events in the First Quarter of 2006
     Financial Results
     Our financial results and other relevant financial data for the first quarter of 2006, as compared to the first quarter of 2005, are summarized below (in thousands except ECU netback):

	For the three months ended
	March 31
	2006	2005
Revenues	$134,872	$119,090
Operating income	27,467	22,514
Net income	16,050	15,020
Net cash flows from operating activities	19,684	25,555
Total debt as of March 31	103,461	180,471
Average ECU netback prices	616	548
     Our financial results for the most recent quarter ended March 31, 2006 reflect the continuation of favorable ECU prices. As a result, we have strengthened our capital structure by decreasing our debt level approximately $77 million in the past twelve months and reducing interest expense by nearly half, or $1.8 million, for the quarter ended March 31, 2006 as compared to the same period last year. We anticipate that we will further strengthen our balance sheet in the remainder of 2006 with continued decreases in our debt, both from operational cash flows and pending asset sales.
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

     Our quarterly average ECU netback for each of the most recent five quarters was as follows:

2005:
First Quarter	$548
Second Quarter	577
Third Quarter	581
Fourth Quarter	619
2006:
First Quarter	616
For the month of April 2006, our average ECU netback was approximately $577. Based on current forecasts by Chemical Market Associates, Inc. (“CMAI”), a global petrochemical, plastics, fibers and chlor-alkali consulting firm, we anticipate that our average ECU netback may decrease from this level during the balance of 2006.
     We announced price increases for chlorine and caustic soda in 2005 and the first quarter of 2006 that are set forth in the following table (stated on a per-ton basis). Increasing demand for chlorine and caustic soda led to the price increases during the first half of 2005. The most recent increases in the third and fourth quarters of 2005 were brought about by the effects of Hurricanes Katrina and Rita.

	Chlorine		Caustic Soda
2005:
First Quarter	$20		$40
Second Quarter	—		30
Third Quarter	25		125
Fourth Quarter	—		60	(1)
2006:
First Quarter	—	(2)	—

(1)	In late October 2005, we announced an additional caustic soda price increase of $160 per ton, although this increase was subject to a temporary voluntary allowance of $100 per ton. A temporary voluntary allowance is a temporary withdrawal of an announced price increase which is subject to immediate implementation upon notice to our customers if warranted by market conditions.

(2)	A February 2006 price increase for chlorine of $25 per ton was also subject to a temporary voluntary allowance for the full amount.
All of the price increases that we announce are implemented when announced or as soon as permitted by applicable contract terms. We generally do not announce product price decreases, which are implemented in accordance with applicable contract terms as a result of negotiations with individual customers or through the application of an externally-determined pricing formula.
     Our annual production capacity is approximately 725,000 ECUs, or 1,500,000 tons of chlorine and caustic soda. Most of the chlorine and caustic soda that we sell to customers is sold under contracts with varying terms and conditions. As of March 31, 2006, we had contracts that cover the anticipated sale of an annual total of approximately 470,000 tons of chlorine and caustic soda (including equivalent amounts that will be sold as bleach or hydrochloric acid), and that are subject to contractual provisions that could restrict or eliminate our ability to increase the netback we will receive for the amount of product that is sold under those contracts. All of the contracts that are subject to such restrictions will expire over the course of the next three years.
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
     During the first quarter of 2006, our average ECU netback was $616, while the average ECU netback quoted by CMAI for the same quarter was $799. In general, changes in our average ECU netback and the related effect on our revenues and cash flow have lagged increases in our announced prices and increases in the contract prices that are reported by CMAI, although the corresponding benefit to us in a period of declining prices is of a somewhat lesser magnitude. The following table illustrates the recent relationship between our average ECU netback and the monthly contract price reported by CMAI:

       Production
     Our quarterly production volumes, expressed in terms of ECUs, at our chlor-alkali facilities for the most recent five quarters were as follows:

2005:
First Quarter	161,635
Second Quarter	181,003
Third Quarter	164,343
Fourth Quarter	163,729
2006:
First Quarter	165,359
     Our production of 165,359 ECUs during the first quarter of 2006 was approximately 91% of our production capacity. Based on data from the Chlorine Institute, an industry trade association, U.S. industry ECU production was approximately 88% of industry production capacity. During the first quarter of 2006, we used approximately 26% of the chlorine and 9% of the caustic soda that we produced to manufacture other products, primarily bleach and hydrochloric acid.
     During the first quarter of 2006, our Henderson plant was shut down for seven days for a scheduled maintenance outage, which reduced the ECU output of this plant by 2,600 ECUs. For the remainder of 2006, our scheduled maintenance shutdowns are as follows: Becancour and Dalhousie plants in the second quarter, Dalhousie in the third quarter, and Becancour in the fourth quarter.
     During the first quarter of 2006, we also purchased for resale 10,079 tons of caustic soda and 2,211 tons of chlorine. On average, our margins on purchases for resale are lower than the margins we realize from the sales of our products that are produced in our own plants. We make purchases for resale to address seasonal variations in demand for our products or to take advantage of new sales opportunities.
     Energy Costs
     Electricity is the most costly raw material component in the production of chlor-alkali products. The electricity costs associated with our production of chlor-alkali products can materially affect our results of operations, as each one dollar change in our cost for a megawatt hour of electricity generally results in a corresponding change of approximately $2.75 in our cost to produce an ECU.

     The table below sets forth the amounts that we spent on electricity for the production of chlor-alkali products and for other power requirements, both in absolute terms and as a percentage of our cost of sales that those amounts represented.

		Percentage of
	Total Power Costs	Cost of Sales
	(in thousands)
2005:
First Quarter	$21,199	24%
Second Quarter	24,446	26%
Third Quarter	25,892	27%
Fourth Quarter	32,184	32%
2006:
First Quarter	29,963	30%
     Our plants at St. Gabriel and Henderson rely on power sources that primarily use natural gas for the generation of electricity. In response to natural gas price increases during 2005, our electricity rates for these plants increased throughout most of 2005 to historically high levels, reaching a peak in October and November. While natural gas prices have decreased somewhat in the first quarter of 2006 from peak 2005 levels, prices remain high relative to years prior to 2005.
     In addition, the power supplier to our St. Gabriel plant has received interim regulatory approval to pass through to customers a portion of its costs incurred in the aftermath of Hurricanes Katrina and Rita. This cost to us was $232,000 in the first quarter of 2006. In addition, the power supplier is expected to pursue regulatory approval to pass through the remainder of its storm costs over a period of ten or more years. At this time, the additional annual cost to us of these storm-related surcharges is uncertain.
     Transportation
     Most of the chlorine that we produce is transported to our customers in railcars, and for customers near our plant in St. Gabriel, by pipelines. We ship caustic soda by railcars, trucks, ships or barges, and we ship our other products by railcars or trucks. We lease a fleet of 2,122 railcars, which included 1,947 railcars used for the shipment of chlor-alkali products and 175 railcars used for the shipment of salt to our Henderson facility. We also use third-party transportation operators for truck and water-borne distribution. We are increasing our ability to maintain inventory at leased terminal space, and we store inventory at three terminal locations for truck-load shipments to customers. Another ten locations are used for the direct transfer of product from railcars to trucks for distribution.
     The amounts that we spent on transportation for the sale of our products during the past five quarters, and the corresponding percentages of our cost of sales that those amounts represented, were as follows:

	Product	Percentage of
	Transportation Costs	Cost of Sales
	(in thousands)
2005:
First Quarter	$20,674	24%
Second Quarter	22,503	24%
Third Quarter	22,367	23%
Fourth Quarter	23,462	23%
2006:
First Quarter	23,891	24%
Environmental Issues
     Our operations are subject to extensive United States and Canadian federal, state, and provincial environmental laws and regulations related to protection of the environment, including those applicable to waste management, discharge of materials into the air and water, clean-up liability from historical waste disposal practices, and employee health and safety. We are currently addressing soil and/or groundwater contamination at several sites through assessment, monitoring and remediation programs with oversight by the applicable state agency. In some cases, we are conducting this work under administrative orders. We could be required to incur additional costs to construct and operate remediation systems in the future. We believe that we are in substantial compliance with existing government regulations.
     We commission periodic reassessments of our environmental obligations. In April 2005, the most recent independent analysis was completed of potential costs of environmental liabilities at all of our sites, which updated a similar independent environmental analysis completed in 2003. The new study involved an analysis of potential costs to perform environmental remediation at each of our plant sites in the United States and Canada, which involves uncertainty as to the possible liability to us. The outcomes of uncertain conditions will be resolved when one or more future events occur or fail to occur, and resolution of the uncertainty may confirm the impairment of an asset or the incurrence of a liability. The study was based on the same methodology as the 2003 study, using scenario analysis to estimate the potential cost to perform environmental remediation at our sites. For each scenario, the study also used cost-estimating techniques that included actual historical costs, estimates prepared for us by other consultants, estimates prepared by our engineers and other published cost data available for similar projects completed at the same or other sites.
     Based on the 2005 study and costs incurred for remediation work since such date, we estimated our total environmental remediation liabilities to be $14.2 million and $14.5 million as of March 31, 2006 and December 31, 2005, respectively. At each of these dates, $3.2 million of such estimate is subject to indemnity claims against a previous facility owner, as discussed below. Such liabilities are included in other long-term liabilities on the consolidated balance sheet. It is our policy to record such amounts when a liability can be reasonably estimated. The timing of future cash flows for environmental work is uncertain, such that those cash flows do not qualify for discounting under generally accepted accounting standards. As a result, the environmental liabilities and a related receivable discussed below are recorded at their undiscounted amounts.
     As discussed in the Annual Report on Form 10-K for the year ended December 31, 2005, we have recorded a $3.2 million environmental reserve related to pre-acquisition actions of the former owner at our Henderson, Nevada site, as well as a receivable from the former owner for the same amount due to an indemnity agreement. We believe that the previous owner will continue to honor its obligations for claims properly presented by us or by regulatory authorities, although it is possible that disputes could arise concerning the effect of contractual language. In such event, we would be required to subject any claims for cleanup expenses, which could be substantial, to the contractually-established arbitration process. The 2005 study did not include environmental matters covered by the $3.2 million receivable.
Liquidity and Capital Resources
     Senior Secured Debt
     As of March 31, 2006, Senior Secured Debt consisted of $100 million outstanding under the Senior Notes. In January 2006, we made a voluntary redemption of $50.0 million in principal amount of the $150 million of Senior Notes outstanding as of that date. The note holders were paid $52.5 million of principal and redemption premium, plus interest accrued to the date of payment.
     As of March 31, 2006, we had no borrowings outstanding under our Revolver, which matures on December 31, 2006. The Revolver has a $30 million commitment and is subject to borrowing base limitations based on the level of accounts receivable and reserves, and is further reduced by letters of credit that are outstanding. As a result, on March 31, 2006, Pioneer’s additional availability under the Revolver was approximately $26.4 million, after reducing the amount of availability by the $3.6 million of letters of credit then outstanding. Borrowings under the Revolver accrue interest at a rate equal to either the prime rate plus a margin, or LIBOR plus a margin. We incur a fee on the unused amount of the facility at a rate of 0.375% per year. We are currently evaluating our financing needs after the Revolver matures on December 31, 2006.
     The Revolver requires us to maintain Liquidity (as defined) of at least $5.0 million. At March 31, 2006, our Liquidity was $52.5 million, consisting of (i) cash of $26.1 million, and (ii) borrowing availability of $26.4 million, net of $3.6 million in outstanding letters of credit. The Revolver also provides that, as a condition of borrowings, there shall not have occurred any material adverse change in our business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise). We were in compliance with each of the covenants in the Revolver at March 31, 2006.
     One of the covenants in the Revolver requires us to generate at least $21.55 million of net earnings before extraordinary gains, the effects of derivative instruments excluding derivative expenses paid by us, interest, income taxes, depreciation and amortization (referred to as “Lender-Defined EBITDA”) for each twelve-month period ending at the end of each calendar quarter. Our Lender-Defined EBITDA for the twelve months ended March 31, 2006 was $123.7 million.
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

     The calculation of Lender-Defined EBITDA for the twelve months ended March 31, 2006, and for each of the quarters in that period is as follows (dollar amounts in thousands). During the periods presented there were no derivative items or impairment charges.

	Three	Three	Three	Three	Twelve
	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended
	June 30,	September 30,	December 31,	March 31,	March 31,
	2005	2005	2005	2006	2006
Net income	$24,089	$20,102	$11,085	$16,050	$71,326
Income tax expense	2,957	2,058	2,355	6,661	14,031

Income before income taxes	27,046	22,160	13,440	22,711	85,357
Depreciation and amortization	6,647	6,250	5,982	6,030	24,909
Interest expense	4,114	3,597	3,300	2,466	13,477

Lender-Defined EBITDA	$37,807	$32,007	$22,722	$31,207	$123,743

     If the required Lender-Defined EBITDA level under the Revolver is not met and the lender does not waive our failure to comply with the requirement, we would be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur, the lender can refuse to make further advances. In addition, a default under the Revolver would allow the lender to accelerate the outstanding indebtedness under the Revolver and would also result in a cross-default under the Senior Notes that would provide the holders of the Senior Notes with the right to demand immediate repayment.
     We may redeem Senior Notes in minimum amounts of $1.0 million or more, by paying a redemption premium of 5% if done during 2006, and a redemption premium of 2.5% if done during 2007. No premium would be payable with respect to a redemption of the Senior Notes during 2008. We also may terminate the Revolver early by paying a prepayment premium of $0.3 million.
     The obligations under the Revolver are secured by liens on our accounts receivable and inventory. The obligations under the Senior Notes are secured by liens on substantially all of our other assets, with the exception of certain assets that secure the obligations outstanding under certain other long-term liabilities.
     Interest on the Senior Notes is payable on each June 30 and December 31 of each year. The holders of the Senior Notes may require us to redeem Senior Notes with net cash proceeds of certain asset sales and of new equity issuances in excess of $35 million. In addition, the holders may require us to repurchase all or a portion of the notes upon the occurrence of a change of control.
     The debt agreements contain covenants requiring us to meet minimum liquidity levels, and limiting or prohibiting our ability to, among other things, incur additional indebtedness, prepay or modify debt instruments, grant additional liens, guarantee any obligations, sell assets, engage in another type of business or suspend or terminate a substantial portion of business, declare or pay dividends, make investments, make capital expenditures in excess of certain amounts, or make use of the proceeds of borrowings for purposes other than those specified in the agreements. The agreements also include customary events of default, including one for a change of control under the Revolver. Borrowings under the Revolver will generally be available subject to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default. At March 31, 2006, we were in compliance with the requirements of our debt agreements.
     The cash that we generate from our operations may not be sufficient to repay the Senior Notes when they are due in December 2008. In such event, it would be necessary to refinance the indebtedness, issue new equity or sell assets. The terms of any necessary new borrowings would be determined by then-current market conditions and other factors, and could impose significant additional burdens on our financial condition and operating flexibility, and the issuance of new equity securities could dilute the interest of our existing stockholders. We cannot provide any assurance that we would be able to refinance any of our indebtedness, raise equity on commercially reasonable terms or at all, or sell assets, which failure could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, combined with our inability to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.
     In the first quarter of 2005, we repaid $22.3 million of outstanding indebtedness, including the then-outstanding Senior Secured Floating Rate Guaranteed Notes due December 2006. Approximately $20.8 million of the funds used to repay such indebtedness came from the issuance of 1.1 million shares of common stock in a public offering in December 2004, while the remainder came from other corporate funds.
     Pending Asset Sales
     Henderson, Nevada. In June 2005, we entered into an agreement to sell approximately 60 acres of vacant land located adjacent to our chlor-alkali manufacturing facility in Henderson, Nevada. In March 2006, the agreement was extended through June 30, 2006.

While the sale was originally expected to close in 2005, difficulties in obtaining local governmental approvals and other closing conditions have delayed the closing to what is now anticipated to be late in the second half of 2006. We anticipate that we will realize approximately $22.8 million in net proceeds from the sale of this land, which has a nominal book value. We anticipate that the net proceeds from this transaction, if it is completed, will be used to redeem a portion of our outstanding Senior Notes. There can be no assurances that this pending sale will ultimately occur.
     Pittsburg, California. In March 2006, we entered into an agreement to sell approximately 11 acres of land in Pittsburg, California, which was formerly a chemical manufacturing facility closed several years ago. We anticipate that we will realize approximately $2.4 million in net proceeds from the sale, which will be used for general corporate purposes. We anticipate that this sale will be closed in mid-summer 2006. The land has a book value of $0.8 million. There can be no assurances that this pending sale will ultimately occur.
     Future Payment Commitments
     For the nine months ending December 31, 2006, we expect to have cash requirements, in addition to recurring operating and administrative costs, of approximately $26.0 million, consisting of the following: (i) interest payments of $10.2 million, (ii) capital expenditures of $12.9 million, (iii) environmental remediation spending of $1.4 million, (iv) payments of severance and benefit costs of $1.0 million and (v) contractual debt repayments of $0.5 million. These amounts are our current estimates and they could materially change. We expect to fund these obligations through existing cash balances, asset sales and internally-generated cash flows from operations, including changes in working capital. We may also be obligated to prepay and redeem certain amounts of Senior Notes with the proceeds of asset sales or as a result of excess cash flow.
     Sarbanes-Oxley Section 404 Compliance
     In 2005, we became subject to the Sarbanes-Oxley Section 404 compliance requirements under which our management is required to attest to the effectiveness of our internal controls over financial reporting, and our independent auditors are required to audit our compliance. We hired an outside consulting firm to help us document and assess our internal controls to meet our compliance obligations, and incurred additional expenses for the audit performed by our independent auditors. We estimate that the cost in 2006 for outside services and system tools for Sarbanes-Oxley Section 404 compliance, and the cost of the independent compliance audit, will be approximately $2.6 to $3.1 million.
     Retirement Plan Liabilities
     Defined benefit and post-retirement plan liabilities totaled $26.6 million at December 31, 2005. Our contributions to these plans were $1.7 million during the quarter ended March 31, 2006, and are expected to be $6.3 million for the year ending December 31, 2006.
     Stock Options
     We began recognizing compensation costs related to our stock option grants on January 1, 2006, under the recently issued accounting pronouncement, Statement of Financial Accounting Standards 123(R), “Share-Based Payment.” We adopted the new pronouncement on January 1, 2006 and had not recognized any compensation costs prior to this time related to our stock incentive plan. We recognized $0.4 million of costs for the three months ended March 31, 2006 in the consolidated statements of operations. We do not anticipate the recognition of compensation costs in future periods related to currently outstanding stock option grants to have a significant impact on our results of operations or financial position.
     Net Operating Loss Carryforward
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
     Net Cash Flows
     Net Cash Flows from Operating Activities. During the first three months of 2006, our cash flow provided by operating activities was $19.7 million, $5.9 million less than during the same period in 2005. Operating cash flows for the first quarter of 2006 reflected higher sales due to improved ECU prices, but were offset in part by an increase in our operating costs due mainly to higher raw material prices. Changes in operating assets and liabilities decreased operating cash flows by $5.0 million for the most recent quarter, primarily as a result of employee bonus payments made during the most recent quarter and other changes in accrued liabilities and accounts payable from normal operations. This compares to changes in operating assets and liabilities from the prior period which increased operating cash flows by $1.2 million.
     Net Cash Flows used in Investing Activities. Cash used in investing activities, which related primarily to capital expenditures during the first three months of 2006, was $3.0 million, compared to $3.9 million in the same period in 2005.
     Net Cash Flows used in Financing Activities. Net cash used in financing activities during the first three months of 2006 was approximately $53.4 million, relating to the prepayment of long-term debt, including the redemption of $50 million of Senior Notes. Cash used in financing activities during the same period in 2005 was approximately $22.3 million, due primarily to the prepayment of long-term debt, including the redemption of $21.1 million of senior debt outstanding at such time.
Critical Accounting Policies and Estimates
     Our Annual Report on Form 10-K for the year ended December 31, 2005 includes a discussion of the critical accounting policies and estimates that we use in the preparation of our financial statements. There were no significant changes in our critical accounting policies and estimates during the quarter ended March 31, 2006.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2006, Compared to Three Months Ended March 31, 2005
     Revenues. Our revenues for the three months ended March 31, 2006 and 2005 were derived as follows (dollars in thousands, except ECU netback):

	Three Months Ended
	March 31,
	2006	2005
Chlorine and caustic soda	$103,614	$91,415
Other products	31,258	27,675

	$134,872	$119,090

Average ECU netback*	$616	$548

*	The average ECU netback relates only to sales of chlorine and caustic soda, and not to sales of other products.
     During the three months ended March 31, 2006, we produced 165,359 tons of chlorine and 181,895 tons of caustic soda; we used approximately 26% of the chlorine and 9% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. We purchased 10,079 tons of caustic soda and 2,211 tons of chlorine for resale during the first quarter of 2006. During the three months ended March 31, 2005, we produced 161,635 tons of chlorine and 177,799 tons of caustic soda; we used approximately 23% of the chlorine and 9% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. We also purchased 16,315 tons of caustic soda for resale during the during the first quarter of 2005.
     Revenues increased by $15.8 million, or approximately 13%, to $134.9 million for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. The $12.2 million increase in our revenues from sales of chlorine and caustic soda resulted from higher ECU prices during the most recent quarter. The average ECU netback (which relates only to sales of chlorine and caustic soda to customers) for the three months ended March 31, 2006 was $616, an increase of 12% from the average netback of $548 during the three months ended March 31, 2005. Our revenues in the first quarter of 2006 were also favorably affected by increased revenues of $3.6 million from sales of our bleach and our other products due to improved prices over the same period in 2005.
     Cost of Sales. Cost of sales, which represented approximately 74% of revenue for the three-months ended March 31, 2006, increased by $12.0 million, as compared to the three months ended March 31, 2005. In the most recent quarter, our cost of sales included an increase in variable product costs of $11.0 million and an increase in fixed costs of $1.0 million as compared to the three months ended March 31, 2005. The variable product cost increase of $11.0 million included higher production costs of $9.4 million related to higher raw materials pricing and $1.2 million as a result of higher production volume. We also incurred higher freight costs of $3.3 million compared to the prior year period. Partially offsetting the above increases in variable costs was a decrease in our purchase for resale costs of $1.8 million which was due to the expiration of certain contracts related to our Tacoma facility and lower costs on our non-ECU products of $1.1 million which resulted from the closure of our Cornwall plant in mid 2005. Our fixed costs increase of $1.0 million was mainly comprised of higher personnel costs of $0.4 million, higher depreciation expense of $0.4 million and higher plant utilities costs of $1.3 million. That increase was offset in part by lower maintenance costs of $1.5 million, mainly caused by fewer turnaround maintenance projects in the first quarter of 2006 compared to the 2005 period. Other companies may include certain of these costs in selling, general and administrative expenses, resulting in a lack of comparability between our gross profit and that reported by other companies.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.4 million, or approximately 5%, to $8.1 million for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. The decrease resulted primarily from $1.1 million of lower bad debt expense resulting from improvements in accounts receivables related to certain customers within higher risk industries and a $1.5 million reduction in the employee bonus accrual from the prior period. Partially offsetting these decreases was $1.2 million of higher professional fees in the current period, of which $0.9 million was related to our ongoing effort of compliance with the Sarbanes-Oxley Act. Additionally, there were $1.2 million of higher employee related costs in the current period. Other companies may include as a component of selling, general and administrative expenses certain costs that we recognize as cost of sales. As a result, our gross profit may not be comparable to that reported by other companies.
     Other Items. Other items represented a gain of $0.3 million for the three months ended March 31, 2006, compared to a cost of $0.5 million in the same period in 2005. The 2006 period primarily included a gain of $0.2 million from the satisfaction of certain purchase price contingencies related to the 2005 chlorine supply agreement entered into in connection with the disposition of our Cornwall chlorinated paraffin operations in mid 2005. For the 2005 period, other items included the recognition of employee severance benefits resulting from the organizational efficiency project and the realignment of certain Canadian operations.
     Interest Expense, Net. Interest expense, net of $2.5 million for the three months ended March 31, 2006 included interest expense of $2.6 million, net of interest income of approximately $0.1 million. This was $1.8 million less than the same period in 2005, as a result of lower debt balances during the 2006 period. The decrease in debt balances resulted from the retirement of all outstanding Tranche A Notes in August 2005 and the voluntary redemption of $50 million in principal amount of the $150 million of outstanding Senior Notes in January 2006.
     Other Income (Expense), Net. Other income (expense), net of $2.3 million of expenses in the first quarter of 2006 included a loss on debt extinguishment of $2.5 million, related to the premium payment for early debt extinguishment on the voluntary redemption of $50 million in principal amount of the Senior Notes in January 2006. Also included was a currency exchange gain of $0.2 million, which resulted from an increase in the rate at which Canadian dollar denominated amounts were converted into U.S. dollar balances (from $1.163 at December 31, 2005, to $1.168 at March 31, 2006). The 2005 period included a currency exchange gain of $0.2 million.
     Income Tax Expense. We had income tax expense of $6.7 million for the quarter ended March 31, 2006, compared to $3.4 million in the first quarter of 2005. Income from our Canadian operations gave rise to $6.3 million of tax expense in the latest period.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The nature of our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2005, did not change significantly during the three months ended March 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time and currently, we are involved in litigation relating to claims arising out of our operations in the normal course of our business. We maintain insurance coverage against potential claims in amounts that we believe to be adequate. Set forth below are descriptions of certain of those matters.
     St. Gabriel Mercury Vapor Emissions Release. As a result of voluntary air emissions monitoring that Pioneer conducted during October 2004, Pioneer discovered that the carbon-based system that it uses to remove mercury from the hydrogen gas stream at its St. Gabriel facility was not at that time sufficiently effective. This resulted in mercury vapor emissions that were above the permit limits approved by the Louisiana Department of Environmental Quality (“LDEQ”). Pioneer immediately reduced the plant’s operating rate to ensure that emissions were below the permitted levels, and determined the needed actions to resolve the problem. In late November 2004, Pioneer completed the installation of the necessary equipment and made other needed changes, and the plant resumed its normal operations. The plant’s emissions monitoring since that time has confirmed that the air emissions are below the permit limits.
     In January 2005, the LDEQ issued a violation notice to Pioneer as a result of this mercury vapor emissions release. In December 2005, the LDEQ issued a penalty assessment of $402,742 with respect to the violation. Given the facts and circumstances, Pioneer does not believe that this penalty assessment is appropriate, and has initiated an administrative appeal to contest it.
     In October 2005, Pioneer was named as a defendant in Claude Frazier, et al. v. Pioneer Americas, LLC and State of Louisiana through the Department of Environmental Quality, which was filed as a proposed class action in state court in Louisiana. The 18 named plaintiffs claim that they and a proposed class of approximately 500 people who live near the St. Gabriel facility were exposed to mercury released from the facility for a two and one-half month period as a result of the 2004 mercury vapor emissions release described above. The plaintiffs request compensatory damages for numerous medical conditions that are alleged to have occurred or are likely to occur as a result of the alleged mercury exposure. This lawsuit was removed to the United States District Court in the Middle District of Louisiana, although the plaintiffs have appealed this action. This lawsuit is in the very preliminary stages, the plaintiffs’ claimed damages have not been quantified and the outcome of this matter cannot be predicted. Pioneer believes, however, that it has good defenses and intends to vigorously defend against the claims asserted in this lawsuit.
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
ITEM 1A. RISK FACTORS
     Set forth below are material changes from the risk factors previously disclosed by Pioneer in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2005.
     In our Form 10-K, we included the following as a Risk Factor:
     “We are undergoing management turnover with respect to our Chief Executive Officer, other executive officers and our board of directors.
     On November 14, 2005, we announced that our Chief Executive Officer, Michael Y. McGovern, would like to discontinue his employment with the us at some point in 2006 but would continue his service as President and CEO until his successor has been identified and elected. A search firm has been retained to assist the board in finding the successor. David N. Weinstein, our former non-executive Chairman, resigned from the board effective December 31, 2005, and Mr. McGovern was elected Chairman as of that date. Kent R. Stephenson, our former Secretary and General Counsel, resigned effective January 31, 2006. Finally, three of the current four independent members of our board of directors, Charles L. Mears, Richard L. Urbanowski and Robert E. Allen, and one inside director, David A. Scholes, have been elected to the board at various times during the past two years, and therefore our current board of directors represents a substantial change from the board that existed when we emerged from bankruptcy at the end of 2001. We are unable to predict whether and, if so, to what degree these changes in our management and board of directors will create organizational stress and uncertainty on various members of our remaining management and employees.”

     Material Change: As announced in a press release on March 19, 2006, in response to a unanimous request by the other members of the Board that he reconsider his earlier decision, Mr. McGovern advised the Board on March 19, 2006, that he would like to promptly enter into negotiations for a new contract. On May 2, 2006, Mr. McGovern signed a new three-year employment agreement to continue in his current positions as Chairman, President and Chief Executive Officer.
     In our Form 10-K, we included the following as a Risk Factor:
                     “Labor disputes under our collective bargaining agreements may disrupt our business.
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
     Most of the production and maintenance employees at our Becancour facility are covered by a collective bargaining agreement with the Communication, Energy and Paperworkers Union that is in effect until April 30, 2006. We are in the process of negotiating with the union for the terms of a new agreement to replace the existing agreement. If we are unable to negotiate a satisfactory new collective bargaining agreement, we could be involved in a labor dispute or strike that could lead to a plant shutdown and adversely affect our results of operations and financial condition.”
     Material Change: On May 1, 2006, our production and maintenance employees at our Becancour, Quebec plant, who are represented by the Communications, Energy, and Paperworkers Union, ratified a new six-year labor agreement. This collective bargaining agreement will expire on April 30, 2012.
ITEM 5. OTHER INFORMATION
     Forward-Looking Statements. We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords. Many of these risks are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2005, in Item 1A. “Risk Factors” which is hereby incorporated by reference. Material changes to such risk factors are described in Item 1A. Risk Factors of this report on Form 10-Q.
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
     Various statements this report contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution against any undue reliance on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	general economic, business and market conditions, including economic instability or a downturn in the markets served by us;

•	the cyclical nature of our product markets and operating results;

•	competitive pressures affecting selling prices and volumes, including the impact of excess industry capacity or the construction of new industry capacity;

•	a reduction in customer demand for our products that is difficult to predict, including continued reductions in demand from the pulp and paper industry;

•	changes in regulatory and/or legislative requirements that would negatively affect our ability to ship chlorine by rail to our customers;

•	the occurrence of a terrorist attack on us or others in our industry that could adversely affect our operations;

•	personal injuries or damages to our plants caused by chemical spills or releases, environmental pollution, explosions, fires or other hazards associated with the manufacture, handling, storage and transportation of hazardous materials and products;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of production hazards or an interruption in the supply of electricity, salt or other raw materials;

•	inability to make scheduled payments on or refinance our indebtedness;

•	loss of key customers or suppliers;

•	increased prices for electricity that could increase our cost of producing our chlor-alkali products;

•	disruption of transportation or higher than expected transportation or logistics costs;

•	environmental costs and other expenditures in excess of projected costs;

•	the uncertain outcomes of litigation and other claims pending against us;

•	changes in laws and regulations in the United States or Canada that adversely affect our operations;

•	the financial and tax effects of changes in the US to Canadian dollar currency exchange rates;

•	limitations on our NOL utilization;

•	our ability to effect the sale of certain excess land at our Henderson facility; and

•	the occurrence of extraordinary events, such as the attacks on the World Trade Center and the Pentagon that occurred on September 11, 2001, or the war in Iraq.
     We believe the items we have outlined above, as well as others, are important factors that could cause our actual results to differ materially from those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed most of these factors in more detail in this report in Item 1A. “Risk Factors” above in this report on Form 10-Q, and in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. These factors are not necessarily all of the important factors that could affect us. Unpredictable or unknown factors that we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our security holders that they should (i) be aware that important factors we do not refer to above could affect the accuracy of our forward-looking statements and (ii) use caution and common sense when considering our forward-looking statements.
ITEM 6. EXHIBITS
31.1	Certification of Michael Y. McGovern required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Gary L. Pittman required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Michael Y. McGovern required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Gary L. Pittman required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

99.1†	Items incorporated by reference from the Pioneer Companies, Inc. Form 10-K for the year ended December 31, 2005: Item 1A. Risk Factors.

†	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER COMPANIES, INC.
Date: May 8, 2006	By:	/s/ Gary L. Pittman
Gary L. Pittman
Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index
31.1	Certification of Michael Y. McGovern required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Gary L. Pittman required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Michael Y. McGovern required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Gary L. Pittman required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

99.1†	Items incorporated by reference from the Pioneer Companies, Inc. Form 10-K for the year ended December 31, 2005: Item 1A. Risk Factors.

†	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.