Form 10-Q
period 2006-06-30
PIONEER COMPANIES INC
filed 2006-08-07
CIK 830141

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer           ☐           Accelerated filer            ☑           Non-accelerated filer            ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑       No ☐
     On August 1, 2006, there were 11,770,322 shares of common stock of Pioneer Companies, Inc. outstanding.

     Certain statements in this Form 10-Q regarding future expectations of Pioneer’s business and Pioneer’s results of operations, financial condition and liquidity may be regarded as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements relate to matters that are not historical facts. Such statements involve risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A of Pioneer’s Annual Report on Form 10-K for the year ended December 31, 2005, as updated in Item 1A of Part II of this Report on Form 10-Q. See also Item 5 of Part II of this Report on Form 10-Q for a discussion of forward-looking statements. Actual outcomes may vary materially.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
PIONEER COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$50,139	$62,790
Accounts receivable, net of allowance for doubtful accounts of $2,891 at June 30, 2006, and $3,748 at December 31, 2005	60,368	65,937
Inventories, net	15,593	19,076
Prepaid expenses and other current assets	5,010	3,800

Total current assets	131,110	151,603
Property, plant and equipment:
Land	6,516	6,516
Buildings and improvements	30,327	30,234
Machinery and equipment	213,028	209,457
Construction in progress	3,432	2,208

	253,303	248,415
Less: accumulated depreciation	(101,652)	(89,455)

Property, plant and equipment, net	151,651	158,960
Other assets, net	4,269	4,310
Excess reorganization value over the fair value of identifiable assets	84,064	84,064

Total assets	$371,094	$398,937

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,385	$18,630
Accrued liabilities	31,763	39,444
Short-term debt, including current portion of long-term debt	1,410	1,858

Total current liabilities	48,558	59,932
Long-term debt, less current portion	101,760	152,739
Accrued pension and other employee benefits	23,701	26,619
Other long-term liabilities	59,480	54,657
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized, 11,770 and 11,759 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	118	118
Additional paid-in capital	37,925	36,784
Other comprehensive loss	(14,396)	(14,396)
Retained earnings	113,948	82,484

Total stockholders’ equity	137,595	104,990

Total liabilities and stockholders’ equity	$371,094	$398,937

See notes to consolidated financial statements.

PIONEER COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Revenues	$132,533	$132,859	$267,405	$251,949
Cost of sales	(102,025)	(92,597)	(201,663)	(180,205)

Gross profit	30,508	40,262	65,742	71,744

Selling, general and administrative expenses	(8,916)	(8,014)	(16,995)	(16,477)
Other items	95	(1,497)	407	(2,002)

Operating income	21,687	30,751	49,154	53,265

Interest expense, net	(2,073)	(4,114)	(4,539)	(8,370)
Other income (expense), net	(2,075)	409	(4,365)	582

Income before income taxes	17,539	27,046	40,250	45,477
Income tax expense	(2,125)	(2,957)	(8,786)	(6,368)

Net income	$15,414	$24,089	$31,464	$39,109

Net income per share:
Basic	$1.31	$2.14	$2.67	$3.48
Diluted	$1.30	$2.05	$2.65	$3.32
Weighted average number of shares outstanding:
Basic	11,770	11,271	11,765	11,229
Diluted	11,856	11,767	11,853	11,778
See notes to consolidated financial statements.

PIONEER COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2006	2005
Operating activities:
Net income	$31,464	$39,109
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	11,998	12,332
(Recovery of) provision for losses on accounts receivable	(858)	600
Deferred tax expense	3,144	6,168
(Gain) loss on disposals of assets	(477)	1,291
Currency exchange loss (gain)	2,110	(634)
Loss on early debt extinguishment	2,500	—
Stock-based compensation expense	674	—
Accretion expense	152	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	7,183	(11,256)
Decrease (increase) in inventories, prepaid expenses and other current assets	2,632	(2,967)
Decrease in other assets	—	23
(Decrease) increase in accounts payable and accrued liabilities	(11,864)	2,056
(Decrease) increase in other long-term liabilities	(3,204)	2,685

Net cash flows from operating activities	45,454	49,407

Investing activities:
Capital expenditures	(4,734)	(5,758)
Proceeds from disposal of assets	331	180

Net cash flows used in investing activities	(4,403)	(5,578)

Financing activities:
Excess tax benefits on stock options exercised	53	—
Payment of premium on early debt extinguishment	(2,500)	—
Repayments of long-term debt	(51,452)	(40,894)
Proceeds from issuance of stock, net	219	289

Net cash flows used in financing activities	(53,680)	(40,605)

Effect of exchange rate changes on cash	(22)	(2)

Net change in cash and cash equivalents	(12,651)	3,222
Cash and cash equivalents at beginning of period	62,790	16,191

Cash and cash equivalents at end of period	$50,139	$19,413

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
     The consolidated balance sheet at June 30, 2006, and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, which consist only of normal recurring items, that management considers necessary for a fair presentation. Operating results for the first six months of 2006 are not necessarily indicative of results to be expected for the year ending December 31, 2006. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated.
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
2. Debt
     Debt consisted of the following:

	June 30,	December 31,
	2006	2005
Senior Secured Debt:
10% Senior Secured Guaranteed Notes, due December 2008 (“Senior Notes”)	$100,000	$150,000
Revolving credit facility, variable interest rates based on U.S. prime rate plus a margin ranging from 0.5% to 1.25% or LIBOR* plus a margin ranging from 2.50% to 3.25%, expiring December 31, 2006, as amended (“Revolver”)	—	—
Other debt:
Unsecured, non-interest-bearing, long-term debt, denominated in Canadian dollars, original face value of $5.5 million CAN, payable in five annual installments of $1.0 million CAN beginning January 10, 2002,and a final payment of $0.5 million CAN, with an effective interest rate of 8.25%, net of unamortized discount of $21,000 CAN and $43,000 CAN at June 30, 2006, and December 31, 2005, respectively	429	1,253
Other notes, maturing in various years through 2014, with various installments, at various interest rates	2,741	3,344

Total debt	103,170	154,597
Short-term debt, including current portion of long-term debt	(1,410)	(1,858)

Long-term debt, less current portion	$101,760	$152,739

*The three month London inter-bank offered rate (“LIBOR”) for the periods ended June 30, 2006, and December 31, 2005, was 5.48% and 4.39%, respectively.

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
     As of June 30, 2006, Pioneer had no borrowings outstanding under its Revolver, which matures on December 31, 2006. The Revolver has a $30 million commitment, which is subject to borrowing base limitations based on the level of accounts receivable and reserves, and is further reduced by letters of credit that are outstanding. As a result, on June 30, 2006, Pioneer’s additional availability under the Revolver was approximately $25.5 million, after reducing the amount of availability by the $4.5 million of letters of credit then outstanding. Borrowings under the Revolver accrue interest at a rate equal to either the prime rate plus a margin, or LIBOR plus a margin. Pioneer incurs a fee on the unused amount of the facility at a rate of 0.375% per year. Pioneer may terminate the Revolver early by paying a prepayment premium of $0.3 million.
     The Revolver requires Pioneer to maintain Liquidity (as defined) of at least $5.0 million and limit its capital expenditures to $25.0 million in each fiscal year. Another covenant in the Revolver requires Pioneer to generate at least $21.55 million of net earnings before extraordinary gains, the effects of derivative instruments excluding derivative expenses paid by us, interest, income taxes, depreciation and amortization (referred to as “Lender-Defined EBITDA”) for each twelve-month period ending at the end of each fiscal quarter. The Revolver also provides that, as a condition of borrowings, there shall not have occurred any material adverse change in Pioneer’s business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise). Pioneer was in compliance with each of the covenants in the Revolver at June 30, 2006.
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
     Interest on the Senior Notes is payable on June 30 and December 31 of each year. The holders of the Senior Notes may require Pioneer to redeem Senior Notes with net cash proceeds of certain asset sales and of new equity issuances in excess of $35 million. In addition, the holders may require Pioneer to repurchase all or a portion of the notes upon the occurrence of a change of control. Pioneer may redeem Senior Notes in minimum amounts of $1.0 million or more by paying a redemption premium of 5% if redeemed during 2006, and a redemption premium of 2.5% if redeemed during 2007. No premium would be payable with respect to a redemption of the Senior Notes during 2008.
     The debt agreements contain covenants requiring Pioneer to meet minimum liquidity levels, and limiting or prohibiting Pioneer’s ability to, among other things, incur additional indebtedness, prepay or modify debt instruments, grant additional liens, guarantee any obligations, sell assets, engage in another type of business or suspend or terminate a substantial portion of business, declare or pay dividends, make investments, make capital expenditures in excess of certain amounts, or make use of the proceeds of borrowings for purposes other than those specified in the agreements. The agreements also include customary events of default, including one for a change of control under the Revolver. Borrowings under the Revolver will generally be available subject to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default. At June 30, 2006, Pioneer was in compliance with the requirements of its debt agreements.
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

     In the first quarter of 2005, Pioneer repaid $22.3 million of outstanding indebtedness, including the then-outstanding Senior Secured Floating Rate Guaranteed Notes due December 2006 (“Senior Guaranteed Notes”). Approximately $20.8 million of the funds used to repay such indebtedness came from the issuance of 1.1 million shares of common stock in a public offering in December 2004, while the remainder came from other corporate funds.
     In the second quarter of 2005, as a result of excess cash flow (as defined in the related agreements), Pioneer was required to make mandatory redemptions and prepayments of the Senior Guaranteed Notes and the Senior Floating Notes (collectively, the “Tranche A Notes” which were previously outstanding). In May 2005, Pioneer was required to redeem and prepay approximately $18.3 million of the principal amount of the Tranche A Notes as a result of the application of these provisions with respect to Pioneer’s excess cash flow for the quarter ended March 31, 2005.
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
     Based on the 2005 study and costs incurred for remediation work since such date, Pioneer estimated its total environmental remediation liabilities to be $14.0 million and $14.5 million as of June 30, 2006 and December 31, 2005, respectively. At each of these dates, $3.2 million of such estimated amount is subject to indemnity claims against a previous facility owner, as discussed below. Such liabilities are included in other long-term liabilities in the consolidated balance sheets. It is Pioneer’s policy to record such amounts when a liability can be reasonably estimated. The timing of future cash flows for environmental work is uncertain, such that those cash flows do not qualify for discounting under generally accepted accounting standards. As a result, the environmental liabilities and a related receivable discussed below are recorded at their undiscounted amounts.
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
     Pioneer’s mercury cell chlor-alkali plant at Dalhousie, New Brunswick generates solid brine sludge during the manufacturing process containing trace amounts of mercury. Up until 2000, this brine sludge was disposed of at a local landfill owned by Pioneer which is now filled to capacity. Pioneer has approximately 26,500 tons of brine sludge at its plant site which has accumulated since 2000 and is in need of disposal. In May 2006, Pioneer was informed by the New Brunswick Department of the Environment that the planned disposal option for the brine sludge was no longer allowed because of changes in interpretations of the applicability of the regulatory guidelines. Pioneer is now considering other options for the brine sludge disposal and anticipates that it will take approximately nine months to select the most appropriate disposal option and obtain the necessary governmental approvals. Pioneer recorded an additional liability of $1.7 million for this disposal obligation in the second quarter of 2006 in addition to the previously recorded liability of $0.6 million. Pioneer believes this represents the best estimate of such disposal costs at this time based on the most viable option potentially available to Pioneer, although actual costs could be greater. Pioneer generates approximately 4,400 tons of brine sludge each year, the disposal of which is expected to add additional costs for this plant on an annual basis.
4. Net Income per Share
     Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share considers the dilutive effect of potentially issuable shares pursuant to stock option plans (see Note 6) during the period.
     Computational amounts for net income per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator for basic and diluted net income per share:
Net income	$15,414	$24,089	$31,464	$39,109

Denominator for basic and diluted net income per share:
Weighted average shares	11,770	11,271	11,765	11,229
Potentially dilutive common shares:
Stock options	86	496	88	549

Denominator for diluted net income per share	11,856	11,767	11,853	11,778

Net income per share:
Basic	$1.31	$2.14	$2.67	$3.48

Diluted	$1.30	$2.05	$2.65	$3.32

     The stock options to purchase shares of common stock that were outstanding during the three months and six months ended June 30, 2006 included 25,000 and 10,000 options, respectively, that were not included in the computation of diluted net income per share because the exercise price exceeded the average market price of the shares and their inclusion would have been anti-dilutive. All of the options to purchase shares of common stock that were outstanding during the three months and six months ended June 30, 2005 were included in the computation of diluted net income per share.
5. Supplemental Financial Information
Inventories
     Inventories, net consisted of the following:

	June 30,	December 31,
	2006	2005
Raw materials, supplies and parts, net	$8,128	$9,807
Finished goods	7,465	9,269

Inventories, net	$15,593	$19,076

Accrued Liabilities
     Accrued liabilities consisted of the following:

	June 30,	December 31,
	2006	2005
Payroll and benefits	$7,151	$13,567
Electricity	8,806	10,104
Maintenance services	1,818	4,702
Professional services	1,718	3,037
Taxes	5,454	2,063
Waste disposal	2,352	452
Other	4,464	5,519

Accrued liabilities	$31,763	$39,444

6. Stock-Based Compensation
Share-Based Incentive Plan
     As of June 30, 2006, Pioneer had a single stock incentive plan (the “2006 Stock Incentive Plan”) which was amended and restated on May 2, 2006 to increase the number of authorized shares from 1.0 million to 2.0 million shares. The amended plan provides for the grant of incentive stock options, non-qualified stock options, shares of restricted stock, stock appreciation rights, restricted stock units, stock bonuses and performance shares. There were approximately 1.1 million shares remaining available for issuance under the 2006 Stock Incentive Plan at June 30, 2006. Stock options granted to date have an exercise price equal to or exceeding the market value of the shares of common stock on the date of grant and generally expire ten years from the date of grant. Such options that have been granted to date to Pioneer employees become exercisable in annual increments over a three-year period beginning one year from the grant date. All options awarded to date to non-employee directors are exercisable.
     In May 2006, the Pioneer Board changed the equity portion of the compensation for non-employee directors. Instead of receiving an initial grant of 10,000 stock options upon commencing service as a director, and an annual grant on December 31 of each year of 5,000 stock options, each non-employee director will receive an annual stock grant. This stock grant will be equal to $60,000 divided by the price of Pioneer’s common stock on December 15 (or the next business day if December 15 is not a business day). Directors who only serve a portion of a year will receive a pro-rated amount of this stock grant. Since the annual stock grants will be granted for prior service, there will be no vesting requirement.
     Also in May 2006, the Governance and Compensation Committee established a Long-Term Incentive Program (“LTI Program”) for Pioneer’s executive officers and certain key employees that will be in effect for 2006. Under the LTI Program, a target amount has been determined using a specified percentage of a participant’s base salary, with the percentage to be based on the participant’s level of responsibility and opportunity to contribute to Pioneer’s success. For 2006, it is anticipated that the awards, if any, will be payable using a combination of stock options and restricted stock, which will be issued pursuant to the 2006 Stock Incentive Plan. After the end of 2006, the Compensation Committee will determine the amount of the award to each participant based on the level of achievement of specified individual and group goals. Any grants of stock options and restricted stock will have a vesting period of three years, with the vesting to be done ratably in annual increments over such three-year period.
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
     Prior to January 1, 2006, Pioneer accounted for stock options under the provisions of APB 25. Under Pioneer’s plan, stock options are issued at the current market price or a price exceeding the current market price on the grant date and have no intrinsic value at the grant date. Accordingly, Pioneer recorded no compensation expense under APB 25.
     For the six months ended June 30, 2006, Pioneer recognized $0.7 million of stock-based compensation expense related to applicable outstanding stock option grants and the earned portion of the 2006 non-employee director stock grants to be issued in December 2006. The compensation expense caused income before income taxes to decrease by $0.7 million, net income to decrease by $0.4 million, and basic and diluted earnings per share to each decrease by $0.04 per share. The recorded compensation expense did not have an impact on cash flows for the six months ended June 30, 2006. For options currently outstanding and the recurring annual stock grants to be issued to non-employee directors, Pioneer does not anticipate the recognition of compensation expense under SFAS 123(R) in future periods to have a material impact on its results of operations or financial position.
     For periods prior to January 1, 2006, SFAS 123 required disclosure of the pro forma amount of net income including the amount of fair value based compensation expense that would have been recognized in those periods had compensation expense been recorded. The following table includes the impact on net income and per share amounts for the three and six months ended June 30, 2005 had Pioneer recognized fair value compensation costs for the period:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Net income:
As reported	$24,089	$39,109
Deduct: Stock-based compensation expense determined under fair-value-based method	(202)	(391)

Pro forma net income	$23,887	$38,718

Net income per common share:
Basic, as reported	$2.14	$3.48
Basic, pro forma	$2.12	$3.45
Diluted, as reported	$2.05	$3.32
Diluted, pro forma	$2.03	$3.29
Stock Options
     The following table summarizes the activity with respect to the stock options of Pioneer for the six months ended June 30, 2006 (shares in thousands):

			Weighted -
			Average
	Number of	Exercise Price	Exercise Price
	Shares	Per Share	Per Share
Outstanding at December 31, 2005	236	$2.00 - $29.97	$12.69
Granted	10	$31.37	$31.37
Exercised	(12)	$2.50 - $20.75	$18.83
Forfeited	—

Outstanding at June 30, 2006	234	$2.00 - $31.37	$13.18

Exercisable	92	$2.00 - $31.37	$14.84
     The following table summarizes information about stock options outstanding at June 30, 2006 based on fully vested (currently exercisable) awards and awards expected to vest (shares in thousands):

			Weighted-Average
		Weighted-Average	Remaining
	Options	Exercise	Contractual Term	Aggregate Intrinsic
	Outstanding	Price Per Share	(years)	Value (1)
Fully vested and currently exercisable	92	$14.84	7.70	$1,226
Expected to vest	142	$12.11	8.43	2,154

Total outstanding stock options	234	$13.18	8.14	$3,380

(1)	The aggregate intrinsic value is computed based on the closing price of Pioneer’s stock on June 30, 2006.
     As of June 30, 2006, there was $0.5 million of total unrecognized compensation cost related to non-vested stock option awards. The cost is expected to be recognized over a weighted-average period of approximately 2.0 years.
     The following table summarizes the nonvested shares and changes during the six months ended June 30, 2006 (shares in thousands):

		Weighted-
		Average
	Options	Grant-Date
	Outstanding	Fair Value
Nonvested Options at January 1, 2006	167	$8.54
Granted	10	$14.58
Vested	(35)	$14.62
Forfeited	—	—

Nonvested Options at June 30, 2006	142	$7.46

     Pioneer issued 10,000 options during the six month period ended June 30, 2006. The 10,000 options under the single award had a fair value on the grant date of $14.58 per share and had no intrinsic value. For the six months ended June 30, 2005, there was also a single grant of 10,000 options with a grant-date fair value of $15.62 per share and no intrinsic value. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $0.5 million and $0.4 million, respectively.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses various assumptions in the calculation of fair value. The assumptions used by Pioneer for its option grants during the six months ended June 30, 2006 and 2005 are included in the following table:

	Six Months Ended June 30,
	2006	2005
Expected Term (years)	5.2	10.0
Expected Volatility	45.4%	61.57%
Risk-free Interest Rate	4.5%	4.1%
Expected Dividends	—	—
     The expected term of the options represents the estimated period of time until exercise and is based on vesting schedules and expected post-vesting employment termination behavior. Expected volatility is based on the historical volatility of Pioneer’s stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
     The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was approximately $0.1 million and $2.3 million, respectively. Cash received from the exercise of stock options during the periods ended June 30, 2006 and 2005 was $0.2 million and $0.3 million, respectively. There were only nominal tax benefits realized as a result of the option exercises for the period ended June 30, 2006. There were no tax benefits realized from stock option exercises for the period ended June 30, 2005, as a result of the use of available net operating losses and the related valuation allowance.
7. Supplemental Cash Flow Information
     Following are supplemental disclosures of cash flow information:

	Six Months Ended June 30,
	2006	2005
Cash payments for:
Interest	$5,327	$8,365
Income taxes	3,057	200
Non-cash investing activities — Property, plant and equipment acquisitions, included in accounts payable	$421	—
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

Condensed Consolidating Balance Sheet — June 30, 2006 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$1,431	$48,708	$—	$—	$50,139
Accounts receivable, net	—	14,300	46,068	—	—	60,368
Inventories, net	—	6,200	9,393	—	—	15,593
Prepaid expenses and other current assets	1,070	2,553	1,387	—	—	5,010

Total current assets	1,070	24,484	105,556	—	—	131,110
Property, plant and equipment, net	—	88,579	61,544	1,528	—	151,651
Other assets, net	—	208	4,061	—	—	4,269
Intercompany receivable	16,936	115,990	—	94,725	(227,651)	—
Investment in subsidiaries	120,921	—	—	—	(120,921)	—
Excess reorganization value over the fair value of identifiable asset	—	84,064	—	—	—	84,064

Total assets	$138,927	$313,325	$171,161	$96,253	$(348,572)	$371,094

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$—	$6,535	$8,851	$—	$(1)	$15,385
Accrued liabilities	—	15,464	16,299	—	—	31,763
Current portion of long-term debt	—	429	960	21	—	1,410

Total current liabilities	—	22,428	26,110	21	(1)	48,558
Long-term debt, less current portion	—	100,000	1,760	—	—	101,760
Investment in subsidiary	—	119,268	—	469	(119,737)	—
Intercompany payable	1,332	594	225,725	—	(227,651)	—
Accrued pension and other employee benefits	—	6,638	17,063	—	—	23,701
Other long-term liabilities	1	38,937	19,771	771	—	59,480
Stockholders’ equity (deficiency in assets)	137,594	25,460	(119,268)	94,992	(1,183)	137,595

Total liabilities and stockholders’ equity	$138,927	$313,325	$171,161	$96,253	$(348,572)	$371,094

Condensed Consolidating Balance Sheet — December 31, 2005 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$1,587	$61,198	$5	$—	$62,790
Accounts receivable, net	—	14,264	51,673	—	—	65,937
Inventories, net	—	9,040	10,036	—	—	19,076
Prepaid expenses and other current assets	2,034	1,516	250	—	—	3,800

Total current assets	2,034	26,407	123,157	5	—	151,603
Property, plant and equipment, net	—	93,977	63,455	1,528	—	158,960
Other assets, net	—	186	4,124	—	—	4,310
Intercompany receivable	15,887	148,733	—	88,541	(253,161)	—
Investment in subsidiaries	88,530	—	—	—	(88,530)	—
Excess reorganization value over fair value of identifiable assets	—	84,064	—	—	—	84,064

Total assets	$106,451	$353,367	$190,736	$90,074	$(341,691)	$398,937

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$—	$8,171	$10,460	$—	$(1)	$18,630
Accrued liabilities	128	12,815	26,501	—	—	39,444
Current portion of long-term debt	—	825	1,005	28	—	1,858

Total current liabilities	128	21,811	37,966	28	(1)	59,932
Long-term debt, less current portion	—	150,429	2,303	7	—	152,739
Investment in subsidiary	—	133,690	—	429	(134,119)	—
Intercompany payable	1,333	347	251,481	—	(253,161)	—
Accrued pension and other employee benefits	—	9,064	17,555	—	—	26,619
Other long-term liabilities	—	38,670	15,121	865	1	54,657
Stockholders’ equity (deficiency in assets)	104,990	(644)	(133,690)	88,745	45,589	104,990

Total liabilities and stockholders’ equity	$106,451	$353,367	$190,736	$90,074	$(341,691)	$398,937

Condensed Consolidating Statement of Operations — Three Months Ended June 30, 2006 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$60,268	$103,481	$—	$(31,216)	$132,533
Cost of sales	—	(49,363)	(83,878)	—	31,216	(102,025)

Gross profit	—	10,905	19,603	—	—	30,508
Selling, general and administrative expenses	(275)	(3,033)	(5,608)	—	—	(8,916)
Other items	—	(47)	142	—	—	95

Operating income (loss)	(275)	7,825	14,137	—	—	21,687
Interest expense, net	—	(2,514)	441	—	—	(2,073)
Other income (expense), net	—	(2,070)	(3,075)	3,070	—	(2,075)

Income (loss) before income taxes	(275)	3,241	11,503	3,070	—	17,539
Income tax (expense) benefit	—	3,740	(5,865)	—	—	(2,125)

Net income (loss) before equity in earnings of subsidiaries	(275)	6,981	5,638	3,070	—	15,414
Equity in net income of subsidiaries	15,689	5,638	—	—	(21,327)	—

Net income	$15,414	$12,619	$5,638	$3,070	$(21,327)	$15,414

Condensed Consolidating Statement of Operations — Three Months Ended June 30, 2005 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$58,209	$105,815	$—	$(31,165)	$132,859
Cost of sales	—	(44,830)	(78,932)	—	31,165	(92,597)

Gross profit	—	13,379	26,883	—	—	40,262
Selling, general and administrative expenses	(341)	(2,002)	(5,668)	(3)	—	(8,014)
Other items	—	(1,408)	(89)	—	—	(1,497)

Operating income (loss)	(341)	9,969	21,126	(3)	—	30,751
Interest expense, net	—	(3,801)	(312)	(1)	—	(4,114)
Other income (expense), net	—	461	(3,271)	3,219	—	409

Income (loss) before income taxes	(341)	6,629	17,543	3,215	—	27,046
Income tax expense	—	(1,920)	(1,037)	—	—	(2,957)

Net income (loss) before equity in earnings of subsidiaries	(341)	4,709	16,506	3,215	—	24,089
Equity in net income of subsidiaries	24,430	16,506	—	(1)	(40,935)	—

Net income	$24,089	$21,215	$16,506	$3,214	$(40,935)	$24,089

Condensed Consolidating Statement of Operations — Six Months Ended June 30, 2006 (in thousands )

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$123,856	$208,976	$—	$(65,427)	$267,405
Cost of sales	—	(94,410)	(172,680)	—	65,427	(201,663)

Gross profit	—	29,446	36,296	—	—	65,742
Selling, general and administrative expenses	(681)	(5,625)	(10,686)	(3)	—	(16,995)
Other items	—	52	355	—	—	407

Operating income (loss)	(681)	23,873	25,965	(3)	—	49,154
Interest expense, net	—	(5,204)	665	—	—	(4,539)
Other income (expense), net	—	(4,425)	(6,231)	6,291	—	(4,365)

Income (loss) before income taxes	(681)	14,244	20,399	6,288	—	40,250
Income tax expense	—	(2,561)	(6,225)	—	—	(8,786)

Net income (loss) before equity in earnings of subsidiaries	(681)	11,683	14,174	6,288	—	31,464
Equity in net income of subsidiaries	32,145	14,174	—	—	(46,319)	—

Net income	$31,464	$25,857	$14,174	$6,288	$(46,319)	$31,464

Condensed Consolidating Statement of Operations — Six Months Ended June 30, 2005 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$114,042	$199,197	$—	$(61,290)	$251,949
Cost of sales	—	(84,260)	(157,440)	205	61,290	(180,205)

Gross profit	—	29,782	41,757	205	—	71,744
Selling, general and administrative expenses	(552)	(4,546)	(11,376)	(3)	—	(16,477)
Other items	—	(1,986)	(16)	—	—	(2,002)

Operating income (loss)	(552)	23,250	30,365	202	—	53,265
Interest expense, net	—	(7,576)	(792)	(2)	—	(8,370)
Other income (expense), net	—	635	(6,155)	6,102	—	582

Income (loss) before income taxes	(552)	16,309	23,418	6,302	—	45,477
Income tax expense	—	(5,231)	(1,137)	—	—	(6,368)

Net income (loss) before equity in earnings of subsidiaries	(552)	11,078	22,281	6,302	—	39,109
Equity in net income of subsidiaries	39,661	22,281	—	204	(62,146)	—

Net income	$39,109	$33,359	$22,281	$6,506	$(62,146)	$39,109

Condensed Consolidating Statement of Cash Flows — Six Months Ended June 30, 2006 (in thousands)

		PCI	Pioneer	Other	Pioneer
	PCI	Canada	Americas	Guarantors	Consolidated
Cash flows from (used in) operating activities:
Net cash flows from (used in) operating activities	$(219)	$54,845	$(9,179)	$7	$45,454
Cash flows used in investing activities:
Capital expenditures	—	(1,720)	(3,014)	—	(4,734)
Proceeds from disposal of assets	—	91	240	—	331

Net cash flows used in investing activities	—	(1,629)	(2,774)	—	(4,403)

Cash flows from (used in) financing activities:
Excess tax benefits from stock options exercised	—	—	53	—	53
Repayments of long-term debt	—	(50,850)	(590)	(12)	(51,452)
Payment of premium on early debt extinguishment	—	(2,500)	—	—	(2,500)
Proceeds from issuance of stock, net	219	—	—	—	219

Net cash flows from (used in) financing activities	219	(53,350)	(537)	(12)	(53,680)

Effect of exchange rate changes on cash	—	(22)	—	—	(22)

Net change in cash and cash equivalents	—	(156)	(12,490)	(5)	(12,651)
Cash and cash equivalents at beginning of period	—	1,587	61,198	5	62,790

Cash and cash equivalents at end of period	$—	$1,431	$48,708	$—	$50,139

Condensed Consolidating Statement of Cash Flows — Six Months Ended June 30, 2005 (in thousands)

		PCI	Pioneer	Other	Pioneer
	PCI	Canada	Americas	Guarantors	Consolidated
Cash flows from (used in) operating activities:
Net cash flows from operating activities	$(289)	$3,365	$46,310	$21	$49,407
Cash flows from (used in) investing activities:
Capital expenditures	—	(2,370)	(3,388)	—	(5,758)
Proceeds from disposal of assets	—	6	174	—	180

Net cash flows used in investing activities	—	(2,364)	(3,214)	—	(5,578)

Cash flows from (used in) financing activities:
Repayments of long-term debt	—	(827)	(40,055)	(12)	(40,894)
Proceeds from issuance of stock	289	—	—	—	289

Net cash flows from (used in) financing activities	289	(827)	(40,055)	(12)	(40,605)

Effect of exchange rate changes on cash	—	(2)	—	—	(2)

Net change in cash and cash equivalents	—	172	3,041	9	3,222
Cash and cash equivalents at beginning of period	—	148	16,041	2	16,191

Cash and cash equivalents at end of period	$—	$320	$19,082	$11	$19,413

9. Pension and Other Post-retirement Benefits
     The annual costs and liabilities under both the U.S. and Canadian defined benefit pension plans and retiree heath care plans are determined each year by Pioneer’s actuaries using various assumptions. The components of net periodic benefit costs related to Pioneer’s defined benefit pension plans for the three months ended June 30, 2006 and 2005 were:

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Three Months Ended June 30, 2006
Components of net periodic benefit cost:
Service cost	$371	$—	$371
Interest cost	703	789	1,492
Expected return on plan assets	(900)	(886)	(1,786)
Amortization of net actuarial loss	153	431	584

Net periodic benefit cost	$327	$334	$661

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Three Months Ended June 30, 2005
Components of net periodic benefit cost:
Service cost	$231	$21	$252
Interest cost	705	727	1,432
Expected return on plan assets	(759)	(807)	(1,566)
Amortization of net actuarial loss	121	154	275
Loss on plant curtailment	727	—	727

Net periodic benefit cost	$1,025	$95	$1,120

     The components of net periodic benefit costs related to Pioneer’s defined benefit pension plans for the six months ended June 30, 2006 and 2005 were:

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Six Months Ended June 30, 2006
Components of net periodic benefit cost:
Service cost	$731	$—	$731
Interest cost	1,387	1,555	2,942
Expected return on plan assets	(1,774)	(1,740)	(3,514)
Amortization of net actuarial loss	301	703	1,004

Net periodic benefit cost	$645	$518	$1,163

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Six Months Ended June 30, 2005
Components of net periodic benefit cost:
Service cost	$566	$43	$609
Interest cost	1,342	1,454	2,796
Expected return on plan assets	(1,455)	(1,614)	(3,069)
Amortization of net actuarial loss	121	308	429
Loss on plan curtailment	727	—	727

Net periodic benefit cost	$1,301	$191	$1,492

     Pension expense was $1.2 million and $1.5 million for the six months ended June 30, 2006 and 2005, respectively. Pension expense in the 2005 period included $0.8 million due to a curtailment of obligations under PCI Canada’s defined benefit pension plan. The plan curtailment was the result of the elimination of employee positions in connection with the closing of the Cornwall plant in 2005 and increased total 2005 pension expense by approximately $0.9 million, of which $0.8 million was recognized in the statement of operations for the three months ended June 30, 2005. Additionally, the elimination of employee positions resulted in the potential settlement of plan obligations of affected members (the “Plan Settlement”). Under accounting guidelines, expense recognition of the settlement amount in the statement of operations cannot occur until the settlement is finalized. A plan settlement is considered to be finalized once regulatory approval is received and the settlement amount is determined. PCI Canada anticipates that regulatory approval will be received in the third or fourth quarter of 2006 and will result in pension expense of approximately $1.2 million.

     Pension contributions were $4.6 million and $2.4 million in the six months ended June 30, 2006 and 2005, respectively. Total contributions for 2006 are expected to be $12.0 million, including the regulatory and contractually required contributions for the U.S. and Canadian defined benefit pension plans of $3.3 million and $5.0 million, respectively; an additional payment of $1.4 million, in excess of the 2006 required amount, that Pioneer agreed to contribute which related to the ratification of the Becancour labor agreement on May 1, 2006; and an anticipated additional payment of approximately $2.3 million in Canada in connection with the Plan Settlement. Pioneer may at its discretion pay more than the required minimum amount.
     The components of net periodic benefit costs related to Pioneer’s post-retirement benefits other than pensions for the three months ended June 30, 2006 and 2005 were:

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Three Months Ended June 30, 2006
Components of net periodic benefit cost:
Service cost	$82	$—	$82
Interest cost	116	7	123
Amortization of prior service costs	(9)	(156)	(165)
Amortization of net actuarial loss (gain)	72	(11)	61

Net periodic benefit cost	$261	$(160)	$101

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Three Months Ended June 30, 2005
Components of net periodic benefit cost:
Service cost	$48	$—	$48
Interest cost	83	9	92
Amortization of prior service costs	(7)	(156)	(163)
Amortization of net actuarial loss (gain)	36	(12)	24

Net periodic benefit cost	$160	$(159)	$1

     The components of net periodic benefit costs related to Pioneer’s post-retirement benefits other than pensions for the six months ended June 30, 2006 and 2005 were:

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Six Months Ended June 30, 2006
Components of net periodic benefit cost:
Service cost	$161	$1	$162
Interest cost	229	14	243
Amortization of prior service costs	(17)	(312)	(329)
Amortization of net actuarial loss (gain)	142	(24)	118

Net periodic benefit cost	$515	$(321)	$194

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Six Months Ended June 30, 2005
Components of net periodic benefit cost:
Service cost	$95	$1	$96
Interest cost	167	18	185
Expected return on plan assets	(15)	(312)	(327)
Amortization of net actuarial loss (gain)	18	(24)	(6)

Net periodic benefit cost	$265	$(317)	$(52)

10. Asset Sales
     Pending Sale of Acreage in Henderson, Nevada. In June 2005, Pioneer entered into an agreement to sell approximately 60 acres of vacant land located adjacent to its chlor-alkali manufacturing facility in Henderson, Nevada. In July 2006, the agreement was amended to extend the date upon which the closing must occur to September 30, 2006. While the sale was originally expected to close in 2005, difficulties in obtaining local governmental approvals and other closing conditions have delayed the closing to what is now anticipated to be by the end of the third quarter of 2006. Pioneer anticipates that it will realize approximately $22.5 million in net proceeds from the sale of this land, which has a nominal book value. Pioneer anticipates that part or all of the net proceeds from this sale may be used to redeem a portion of Pioneer’s outstanding Senior Notes. There can be no assurances that this pending sale will ultimately occur.
     Property Sale in Pittsburg, California. In March 2006, Pioneer entered into an agreement to sell approximately 11 acres of land in Pittsburg, California, which was formerly a chemical manufacturing facility closed several years ago. This sale was completed on July 6, 2006. Pioneer realized approximately $2.0 million in net proceeds from this sale, which will be used for general corporate purposes. Pioneer will recognize a gain of approximately $1.6 million from the sale in the third quarter of 2006. The land had a book value of $0.7 million. Also included in the gain will be the reversal of an environmental liability of $0.3 million related to the Pittsburg property.
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
     St. Gabriel Mercury Vapor Emissions Release. As a result of voluntary air emissions monitoring that Pioneer conducted during October 2004, Pioneer discovered that the carbon-based system that it uses to remove mercury from the hydrogen gas stream at its St. Gabriel, Louisiana facility was not at that time sufficiently effective. This resulted in mercury vapor emissions that were above the permit limits approved by the Louisiana Department of Environmental Quality (“LDEQ”). Pioneer immediately reduced the plant’s operating rate to reduce mercury emissions, and determined the needed actions to resolve the problem. In late November 2004, Pioneer completed the installation of the necessary equipment and made other needed changes, and the plant resumed its normal operations. The plant’s emissions monitoring since that time has confirmed that the air emissions are below the permit limits.
     In January 2005, the LDEQ issued a violation notice to Pioneer as a result of this mercury vapor emissions release. In December 2005, the LDEQ issued a penalty assessment of $402,742 with respect to the violation. Given the facts and circumstances, Pioneer does not believe that this penalty assessment is appropriate, and has initiated an administrative appeal to contest it.
     In October 2005, Pioneer was named as a defendant in Claude Frazier, et al. v. Pioneer Americas, LLC and State of Louisiana through the Department of Environmental Quality, which was filed as a proposed class action in state court in Louisiana. The 18 named plaintiffs claim that they and a proposed class of approximately 500 people who live near the St. Gabriel facility were exposed to mercury released from the facility for a two and one-half month period as a result of the 2004 mercury vapor emissions release described above. The plaintiffs request compensatory damages for numerous medical conditions that are alleged to have occurred or are likely to occur as a result of the alleged mercury exposure. This lawsuit was removed to the United States District Court in the Middle District of Louisiana. The plaintiffs appealed this removal, but the Fifth Circuit Court of Appeals denied the appeal and the lawsuit will proceed in the United States District Court. This lawsuit is in the very preliminary stages, the plaintiffs’ claimed damages have not been quantified, and the outcome of this matter cannot be predicted. Pioneer believes, however, that it has good defenses and intends to vigorously defend itself against the claims asserted in this lawsuit.
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
12. Changes in Future Canadian Tax Rates
     In June 2006, the Canadian government enacted legislation which resulted in a reduction of corporate income tax rates for periods beginning in 2008. This resulted in a one-time adjustment of $2.9 million to our deferred tax liability and reduced our tax expense for the second quarter of 2006.
13. Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. FIN 48 is effective for fiscal periods beginning after December 15, 2006. Pioneer is currently assessing the impact, if any, that the adoption of FIN 48 will have on its financial statements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Our Annual Report on Form 10-K for the year ended December 31, 2005, provides a discussion of our business, including the chlor-alkali industry, our customers and markets, the major components of our production process and costs, and the means we use to distribute our products. The following discussion and analysis should be read in conjunction with the information provided in the Annual Report on Form 10-K for the year ended December 31, 2005, and the consolidated financial statements and the related notes thereto. An Electrochemical Unit, which the chlor-alkali industry refers to as an “ECU”, consists of 1.1 tons of caustic soda and 1 ton of chlorine.
Significant Events in the First Six Months of 2006
  Financial Results
     Our financial results and other relevant financial data for the first six months of 2006, as compared to the first six months of 2005, are summarized below (in thousands except ECU netback):

	For the six months ended
	June 30
	2006	2005
Revenues	$267,405	$251,949
Operating income	49,154	53,265
Net income	31,464	39,109
Net cash flows from operating activities	45,454	49,407
Total debt as of June 30	103,170	161,901
Average ECU netback prices	596	563
     We have continued to realize historically high revenues for the Company, in both the 2006 and 2005 periods, as we have benefited from favorable ECU prices over the past couple of years. Our financial results for the six months ended June 30, 2006 reflected an increase in our revenues of approximately $15.5 million, or 6%, as compared to the same period a year ago, resulting from continued favorable ECU pricing. In comparison to the 2005 period, however, we recognized lower operating and net income as a result of an increase in certain operating and non-operating costs. Included in those higher operating costs was an increase in variable costs from higher power and raw material prices of $17.8 million and higher distribution costs of $5.7 million. Among the higher non-operating costs was $2.5 million of debt premium related to our first quarter debt redemption, foreign exchange loss of $2.1 million, and increased tax expense of $2.4 million compared to the corresponding 2005 period. Our results were positively affected by a reduction of interest expense by nearly half, or $3.8 million, compared to the same period last year, as a result of lower debt balances as discussed further below.

     The realization of favorable prices over the past twelve months has allowed us to substantially reduce our debt level nearly $59 million since June of 2005. The reduced debt resulted in a substantial reduction of interest expense for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. We anticipate we may further strengthen our balance sheet with continued decreases in our debt, both from operational cash flows and asset sales.
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
     Our quarterly average ECU netback for each of the most recent six quarters was as follows:

2005:
First Quarter	$548
Second Quarter	577
Third Quarter	581
Fourth Quarter	619
2006:
First Quarter	616
Second Quarter	577
For the month of July 2006, our average ECU netback was approximately $569. Current forecasts by Chemical Market Associates, Inc. (“CMAI”), a global petrochemical, plastics, fibers and chlor-alkali consulting firm, indicate that our average ECU netback may decrease from this level during the balance of 2006.
     We announced price increases for chlorine and caustic soda in 2005 and the first half of 2006 that are set forth in the following table (stated on a per-ton basis). Increasing demand for chlorine and caustic soda led to the price increases during the first half of 2005. The increases in the third and fourth quarters of 2005 were brought about by the effects of Hurricanes Katrina and Rita.

	Chlorine		Caustic Soda
2005:
First Quarter	$20		$40
Second Quarter	—		30
Third Quarter	25		125
Fourth Quarter	—		60	(1)
2006:
First Quarter	—	(2)	—
Second Quarter	—		35

(1)	In late October 2005, we announced an additional caustic soda price increase of $160 per ton, although this increase was subject to a temporary voluntary allowance of $100 per ton. A temporary voluntary allowance is a temporary withdrawal of an announced price increase which is subject to immediate implementation upon notice to our customers if warranted by market conditions.

(2)	A February 2006 price increase for chlorine of $25 per ton was also subject to a temporary voluntary allowance for the full amount.
All of the price increases that we announce are implemented when announced or as soon as permitted by applicable contract terms. We generally do not announce product price decreases, which are implemented in accordance with applicable contract terms as a result of negotiations with individual customers or through the application of an externally-determined pricing formula.
     Our annual production capacity is approximately 725,000 ECUs, or 1,500,000 tons of chlorine and caustic soda. Most of the chlorine and caustic soda that we sell to customers is sold under contracts with varying terms and conditions. As of June 30, 2006, we had contracts that cover the anticipated sale of an annual total of approximately 470,000 tons of chlorine and caustic soda (including equivalent amounts that will be sold as bleach or hydrochloric acid), and that are subject to contractual provisions that could restrict or eliminate our ability to increase the netback we will receive for the amount of product that is sold under those contracts. All of the contracts that are subject to such restrictions will expire over the course of the next three years.

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
     Our average ECU netback was $577 for the three months ended June 30, 2006, and $596 for the six months ended June 30, 2006, while the average ECU netback quoted by CMAI for the same periods was $765 and $782. In general, changes in our average ECU netback and the related effect on our revenues and cash flow have lagged increases in our announced prices and increases in the contract prices that are reported by CMAI, although the corresponding benefit to us in a period of declining prices is of a somewhat lesser magnitude. The following table illustrates the recent relationship between our average ECU netback and the monthly contract price reported by CMAI:
  Production
     Our quarterly production volumes, expressed in terms of ECUs, at our chlor-alkali facilities for the most recent six quarters were as follows:

2005:
First Quarter	161,635
Second Quarter	181,003
Third Quarter	164,343
Fourth Quarter	163,729
2006:
First Quarter	165,359
Second Quarter	169,759
     Our production during the three and six month periods ended June 30, 2006 was 169,759 and 355,118 ECUs, respectively, and represented approximately 94% and 92%, respectively, of our three and six months’ production capacity. Based on data from the Chlorine Institute, an industry trade association, U.S. industry ECU production during the second quarter and first half of 2006 was approximately 92% and 90%, respectively, of industry production capacity during these periods. During the second quarter of 2006, we used approximately 22% of the chlorine and 10% of the caustic soda that we produced to manufacture other products, primarily bleach and hydrochloric acid.

     The timing of the scheduled maintenance outages for our plants in 2006 was changed to include the Becancour No. 2 Circuit in the second quarter, the Dalhousie facility in the third quarter, and the Becancour No. 1 Circuit in the fourth quarter. Additionally, there are no scheduled shutdowns in 2006 for our St. Gabriel plant, unlike 2005, which included a first quarter 2005 maintenance outage. During the first quarter of 2006, our Henderson plant was shut down for seven days for a scheduled maintenance outage, which reduced the ECU output of this plant by 2,600 ECUs. During the second quarter of 2006, the Becancour No. 2 Circuit, which accounts for approximately half of the plant’s total output, was shut down for scheduled maintenance outages for a total of seven days, which reduced ECU output by 3,600 ECUs. In addition, equipment failures at our Becancour and Henderson plants in the second quarter of 2006 reduced our ECU output at these plants by 3,900 and 5,000 ECUs, respectively. The Becancour plant resumed operating at full capacity at the end of June 2006, and the Henderson plant resumed operating at full capacity in early August 2006.
     During the first half of 2006, we also purchased for resale 22,021 tons of caustic soda and 12,567 tons of chlorine. On average, our margins on purchases for resale are lower than the margins we realize from the sales of our products that are produced in our own plants. We make purchases for resale to address seasonal variations in demand for our products or to take advantage of new sales opportunities.
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

		Percentage of
	Total Power Costs	Cost of Sales
	(in thousands)
2005:
First Quarter	$21,199	24%
Second Quarter	24,446	26%
Third Quarter	25,892	27%
Fourth Quarter	32,184	32%
2006:
First Quarter	29,963	30%
Second Quarter	26,226	26%
     Our plants at St. Gabriel and Henderson rely on power sources that primarily use natural gas for the generation of electricity. In response to natural gas price increases during 2005, our electricity rates for these plants increased throughout most of 2005 to historically high levels, reaching a peak in October and November. While natural gas prices have decreased somewhat in the first half of 2006 from peak 2005 levels, prices remain high relative to periods prior to 2005. As a result of the increasing volatility in the U.S. natural gas market, our future power costs are also expected to be volatile.
     In addition, the power supplier to our St. Gabriel plant received interim regulatory approval to pass through to its customers a portion of its costs incurred in the aftermath of Hurricanes Katrina and Rita. Our portion of this cost was $342,000 in the first half of 2006. The power supplier filed a request at the end of July for regulatory approval to recover the remainder of its storm-related costs over some future period of time. At this time, the additional annual cost to us of any additional surcharge for storm-related costs is uncertain.
     The power supplier to the St. Gabriel plant also filed a request for regulatory approval to recover certain fuel adjustment costs that it failed to recover over a five-year period as a result of the supplier’s calculation errors. If approved, these costs are expected to be assessed over a period of two years. At this time, the cost and timing of this additional surcharge is uncertain, but based on preliminary estimates, the total cost may be approximately $850,000.
  Transportation
     Most of the chlorine that we produce is transported to our customers in railcars, and, for customers near our plant in St. Gabriel, by pipelines. We ship caustic soda by railcars, trucks, ships or barges, and we ship our other products by railcars or trucks. We lease a fleet of 2,147 railcars, which included 1,974 railcars used for the shipment of chlor-alkali products and 173 railcars used for the shipment of salt to our Henderson facility. We also use third-party transportation operators for truck and water-borne distribution. We are increasing our ability to maintain inventory at leased terminal space, and we store inventory at three terminal locations for truck-load shipments to customers. Another ten locations are used for the direct transfer of product from railcars to trucks for distribution.
     In order to improve the reliability of product deliveries to our customers, we have formed a motor carrier subsidiary, Pioneer Transportation LLC, which will own or lease its own trucks and hire company drivers. We intend to deliver a portion of our product to our customers in the western United States through this subsidiary. Currently a pilot operation is underway at our bleach plant in Tacoma, Washington and our chlor-alkali plant in Henderson, Nevada. We anticipate that if this pilot operation is successful, our trucking operations will be expanded to our other Western United States facilities.
     The amounts that we spent on transportation for the sale of our products during the past six quarters, and the corresponding percentages of our cost of sales that those amounts represented, were as follows:

	Product	Percentage of
	Transportation Costs	Cost of Sales
	(in thousands)
2005:
First Quarter	$20,674	24%
Second Quarter	22,503	24%
Third Quarter	22,367	23%
Fourth Quarter	23,462	23%
2006:
First Quarter	23,981	24%
Second Quarter	24,914	24%
     Our rail transportation agreement with the Union Pacific Railroad has been extended to October 31, 2006. This contract provides for substantially higher rates that became effective in November 2005. Among other changes in the contract, we now bear the risk of fuel surcharges and the railroad has the ability to terminate service upon 30 days’ notice.
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
     Based on the 2005 study and costs incurred for remediation work since such date, we estimated our total environmental remediation liabilities to be $14.0 million and $14.5 million as of June 30, 2006 and December 31, 2005, respectively. At each of these dates, $3.2 million of such estimate is subject to indemnity claims against a previous facility owner, as discussed below. Such liabilities are included in other long-term liabilities on the consolidated balance sheet. It is our policy to record such amounts when a liability can be reasonably estimated. The timing of future cash flows for environmental work is uncertain, such that those cash flows do not qualify for discounting under generally accepted accounting standards. As a result, the environmental liabilities and a related receivable discussed below are recorded at their undiscounted amounts.
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
     Our mercury cell chlor-alkali plant at Dalhousie, New Brunswick generates solid brine sludge during the manufacturing process containing trace amounts of mercury. Up until 2000, this brine sludge was disposed of at a local landfill owned by us which is now filled to capacity. We had approximately 26,500 tons of brine sludge at this plant site which has accumulated since 2000 and is in need of disposal. In May 2006, we were informed by the New Brunswick Department of the Environment that the planned disposal option for the brine sludge was no longer allowed because of changes in interpretations of the applicability of the regulatory guidelines. We are now considering other options for the brine sludge disposal and anticipate that it will take approximately nine months to select the most appropriate disposal option and obtain the necessary governmental approvals. We recorded an additional liability of $1.7 million for this disposal obligation in the second quarter of 2006 in addition to the previously recorded liability of $0.6 million. We believe this represents the best estimate of such disposal costs at this time based on the most viable option potentially available to Pioneer, although actual costs could be greater. We generate approximately 4,400 tons of brine sludge each year, the disposal of which is expected to add additional costs for this plant on an annual basis.
Liquidity and Capital Resources
  Senior Secured Debt
     As of June 30, 2006, Senior Secured Debt consisted of $100 million outstanding under the Senior Notes. In January 2006, we made a voluntary redemption of $50.0 million in principal amount of the $150 million of Senior Notes outstanding as of that date. The note holders were paid $52.5 million of principal and redemption premium, plus interest accrued to the date of payment. Pioneer will consider making additional voluntary redemptions of the Senior Notes in January 2007 when the redemption premium decreases from its current 5% to 2.5%. In addition, we are continuing to evaluate our capital structure and anticipate that in the first quarter of 2007 we will consider refinancing a portion of the Senior Notes which mature in December 2008.
     As of June 30, 2006, we had no borrowings outstanding under our Revolver, which matures on December 31, 2006. The Revolver has a $30 million commitment and is subject to borrowing base limitations based on the level of accounts receivable and reserves, and is further reduced by letters of credit that are outstanding. As a result, on June 30, 2006, our additional availability under the Revolver was approximately $25.5 million, after reducing the amount of availability by the $4.5 million of letters of credit then outstanding. Borrowings under the Revolver accrue interest at a rate equal to either the prime rate plus a margin, or LIBOR plus a margin. We incur a fee on the unused amount of the facility at a rate of 0.375% per year. We may terminate the Revolver early by paying a prepayment premium of $0.3 million. We are currently evaluating the refinancing of the Revolver, which matures on December 31, 2006.
     The Revolver requires us to maintain Liquidity (as defined) of at least $5.0 million. At June 30, 2006, our Liquidity was $75.6 million, consisting of (i) cash of $50.1 million, and (ii) borrowing availability of $25.5 million, net of $4.5 million in outstanding letters of credit. The Revolver also provides that, as a condition of borrowings, there shall not have occurred any material adverse change in our business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise). We were in compliance with each of the covenants in the Revolver at June 30, 2006.
     One of the covenants in the Revolver requires us to generate at least $21.55 million of net earnings before extraordinary gains, the effects of derivative instruments excluding derivative expenses paid by us, interest, income taxes, depreciation and amortization (referred to as “Lender-Defined EBITDA”) for each twelve-month period ending at the end of each calendar quarter. Our Lender-Defined EBITDA for the twelve months ended June 30, 2006 was $111.5 million.
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

     The calculation of Lender-Defined EBITDA for the twelve months ended June 30, 2006, and for each of the quarters in that period is as follows (dollar amounts in thousands). During the periods presented there were no derivative items or impairment charges.

	Three	Three	Three	Three	Twelve
	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	December 31,	March 31,	June 30,	June 30,
	2005	2005	2006	2006	2006
Net income	$20,102	$11,085	$16,050	$15,414	$62,651
Income tax expense	2,058	2,355	6,661	2,125	13,199

Income before income taxes	22,160	13,440	22,711	17,539	75,850
Depreciation and amortization	6,250	5,982	6,030	5,968	24,230
Interest expense	3,597	3,300	2,466	2,073	11,436

Lender-Defined EBITDA	$32,007	$22,722	$31,207	$25,580	$111,516

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
     Interest on the Senior Notes is payable on each June 30 and December 31 of each year. The holders of the Senior Notes may require us to redeem Senior Notes with net cash proceeds of certain asset sales and of new equity issuances in excess of $35 million. In addition, the holders may require us to repurchase all or a portion of the notes upon the occurrence of a change of control. We may redeem Senior Notes in minimum amounts of $1.0 million or more, by paying a redemption premium of 5% if redeemed during 2006, and a redemption premium of 2.5% if redeemed during 2007. No premium would be payable with respect to a redemption of the Senior Notes during 2008.
     The debt agreements contain covenants requiring us to meet minimum liquidity levels, and limiting or prohibiting our ability to, among other things, incur additional indebtedness, prepay or modify debt instruments, grant additional liens, guarantee any obligations, sell assets, engage in another type of business or suspend or terminate a substantial portion of business, declare or pay dividends, make investments, make capital expenditures in excess of certain amounts, or make use of the proceeds of borrowings for purposes other than those specified in the agreements. The agreements also include customary events of default, including one for a change of control under the Revolver. Borrowings under the Revolver will generally be available subject to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default. At June 30, 2006, we were in compliance with the requirements of our debt agreements.
     If we have not refinanced the Senior Notes prior to their maturity, the cash that we generate from our operations may not be sufficient to repay the Senior Notes when they are due in December 2008. In such event, it would be necessary to refinance the indebtedness, issue new equity or sell assets. The terms of any necessary new borrowings would be determined by then-current market conditions and other factors, and could impose significant additional burdens on our financial condition and operating flexibility, and the issuance of new equity securities could dilute the interest of our existing stockholders. We cannot provide any assurance that we would be able to refinance any of our indebtedness, raise equity on commercially reasonable terms or at all, or sell assets, which failure could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, combined with our inability to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.
     In the first quarter of 2005, we repaid $22.3 million of outstanding indebtedness, including the then-outstanding Senior Secured Floating Rate Guaranteed Notes due December 2006 (“Senior Guaranteed Notes”). Approximately $20.8 million of the funds used to repay such indebtedness came from the issuance of 1.1 million shares of common stock in a public offering in December 2004, while the remainder came from other corporate funds.
     In the second quarter of 2005, as a result of excess cash flow (as defined in the related agreements) we were required to make mandatory redemptions and prepayments of the previously outstanding Senior Guaranteed Notes and the Senior Floating Notes (collectively, the “Tranche A Notes”). In May 2005, we were required to redeem and prepay approximately $18.3 million of the principal amount of the Tranche A Notes as a result of the application of these provisions with respect to our excess cash flow for the quarter ended March 31, 2005.

  Asset Sales
     Pending Sale of Acreage in Henderson, Nevada. In June 2005, we entered into an agreement to sell approximately 60 acres of vacant land located adjacent to its chlor-alkali manufacturing facility in Henderson, Nevada. In July 2006, the agreement was amended to extend the date upon which the closing must occur to September 30, 2006. While the sale was originally expected to close in 2005, difficulties in obtaining local governmental approvals and other closing conditions have delayed the closing to what is now anticipated to be by the end of the third quarter of 2006. We anticipate that we will realize approximately $22.5 million in net proceeds from the sale of this land, which has a nominal book value. We anticipate that part or all of the net proceeds from this sale may be used to redeem a portion of our outstanding Senior Notes. There can be no assurances that this pending sale will ultimately occur.
     Property Sale in Pittsburg, California. In March 2006, we entered into an agreement to sell approximately 11 acres of land in Pittsburg, California, which was formerly a chemical manufacturing facility closed several years ago. This sale was closed on July 6, 2006. We realized approximately $2.0 million in net proceeds from this sale, which will be used for general corporate purposes. We will recognize a gain of approximately $1.6 million from the sale in the third quarter of 2006. The land had a book value of $0.7 million. Also included in the gain will be the reversal of an environmental liability of $0.3 million related to the Pittsburg property.
  Future Payment Commitments
     For the six months ending December 31, 2006, we expect to have cash requirements, in addition to recurring operating and administrative costs, of approximately $17.8 million, consisting of the following: (i) interest payments of $5.1 million, (ii) capital expenditures of $10.7 million, (iii) environmental remediation spending of $1.1 million, (iv) payments of severance and benefit costs of $0.7 million and (v) contractual debt repayments of $0.2 million. These amounts are our current estimates and they could materially change. We expect to fund these obligations through existing cash balances, asset sales and internally-generated cash flows from operations, including changes in working capital. We may also be obligated to prepay and redeem certain amounts of Senior Notes with the proceeds of asset sales or as a result of excess cash flow.
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
  Retirement Plan Liabilities
     Defined benefit and post-retirement plan liabilities totaled $26.6 million at December 31, 2005. Our contributions to these plans were $4.6 million during the six months ended June 30, 2006, and are expected to be $12.0 million for the year ending December 31, 2006, including regulatory and contractually required contributions for the U.S. and Canadian defined benefit pension plans of $3.3 million and $5.0 million, respectively; an additional payment of $1.4 million, in excess of the 2006 required amount that we agreed to contribute related to the ratification of the Becancour labor agreement on May 1, 2006; and an anticipated additional payment of approximately $2.3 million in Canada in connection with the Cornwall plan settlement as described in Note 9 “Pension and Other Post-retirement Benefits” of the notes to the consolidated financial statement contained in Item 1.
  Stock Options
     We began recognizing compensation costs related to our stock option grants on January 1, 2006, under the recently issued accounting pronouncement, Statement of Financial Accounting Standards 123(R), “Share-Based Payment.” We adopted the new pronouncement on January 1, 2006 and had not recognized any compensation costs prior to this time related to our stock incentive plan. We recognized $0.7 million of costs for the six months ended June 30, 2006 in the consolidated statements of operations related to applicable outstanding stock option grants and the earned portion of the 2006 non-employee director stock grants to be issued in December 2006. We do not anticipate the recognition of compensation costs in future periods related to stock options currently outstanding or the recurring annual stock grants to be issued to non-employee directors to have a material impact on our results of operations or financial position. See discussion of stock-based compensation in Note 6 “Stock-Based Compensation” of the notes to consolidated financial statements contained in Item 1.

  Net Operating Loss Carryforward
     At December 31, 2005, we had a U.S. net operating loss carry-forward (“NOL”) of $56.7 million (representing $21.0 million of deferred tax assets) that will expire in varying amounts from 2008 to 2024, if not utilized. $7.6 million of such NOL (the “Predecessor Company NOL”) was generated prior to our emergence from bankruptcy on December 31, 2001, and our ability to use it to offset future taxable income is limited to $0.5 million per year. The remaining $49.1 million of NOL that was generated in 2002 through 2004 will expire in 2023 and 2024, and may be subject to limitations on use if there should be certain subsequent changes in the ownership of our common stock.
  Net Cash Flows
     Net Cash Flows from Operating Activities. During the first six months of 2006, our cash flow provided by operating activities was $45.5 million, $4.0 million less than during the same period in 2005. Operating cash flows for the first half of 2006 reflected higher sales due to improved ECU prices, but were offset in part by an increase in our operating costs due mainly to higher power and other raw material prices in addition to increased distribution costs. Changes in operating assets and liabilities decreased operating cash flows by $5.3 million for the most recent period, primarily as a result of a decrease in accounts payable and accrued liabilities from payment of employee bonus and professional fees along with normal operations, offset in part by lower accounts receivable due to a decrease in the average number of days outstanding of our receivables and a decrease in inventories as a result of a reduction in salt inventory and of caustic soda. This compares to changes in operating assets and liabilities from the prior period which decreased operating cash flows by $9.5 million.
     Net Cash Flows used in Investing Activities. Cash used in investing activities, which related primarily to capital expenditures during the first six months of 2006, was $4.4 million, compared to $5.6 million in the same period in 2005.
     Net Cash Flows used in Financing Activities. Net cash used in financing activities during the first six months of 2006 was approximately $53.7 million, relating to the prepayment of long-term debt, primarily the redemption of $50 million of Senior Notes in the first quarter of 2006. Cash used in financing activities during the same period in 2005 was approximately $40.6 million, due primarily to the prepayment of long-term debt.
Critical Accounting Policies and Estimates
     Our Annual Report on Form 10-K for the year ended December 31, 2005 includes a discussion of the critical accounting policies and estimates that we use in the preparation of our financial statements. There were no significant changes in our critical accounting policies and estimates during the quarter ended June 30, 2006.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
     Revenues. Our revenues for the three months ended June 30, 2006 and 2005 were derived as follows (dollars in thousands, except ECU netback):

	Three Months Ended
	June 30,
	2006	2005
Chlorine and caustic soda	$99,970	$100,208
Other products	32,563	32,651

	$132,533	$132,859

Average ECU netback*	$577	$577

*	The average ECU netback relates only to sales of chlorine and caustic soda, and not to sales of other products.
     During the three months ended June 30, 2006, we produced 169,759 tons of chlorine and 186,735 tons of caustic soda; we used approximately 22% of the chlorine and 10% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. We purchased 11,942 tons of caustic soda and 10,356 tons of chlorine for resale during the second quarter of 2006. During the three months ended June 30, 2005, we produced 181,003 tons of chlorine and 199,103 tons of caustic soda; we used approximately 23% of the chlorine and 11% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. We also purchased 9,706 tons of caustic soda for resale during the second quarter of 2005.

     Revenues decreased by $0.3 million, or less than 1%, to $132.5 million for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. Chlorine and caustic soda sales, which accounted for approximately $100.0 million of total revenues for the most recent period, decreased $0.2 million compared to the same period in 2005. The average ECU netback (which relates only to sales of chlorine and caustic soda to customers) was $577 for each of the three months ended June 30, 2006 and 2005. Revenues from our other products of $32.5 million in the second quarter of 2006 were relatively flat compared to the same period a year ago, which included an increase of $2.8 million from bleach and hydrochloric acid sales from improved prices, but were offset by lower sales from the remainder of our other products.
     Cost of Sales. Cost of sales, which represented approximately 77% of revenue for the three months ended June 30, 2006, increased by $9.4 million, as compared to the three months ended June 30, 2005. In the most recent quarter, our cost of sales included an increase in variable costs of $6.8 million and an increase in fixed costs of $2.6 million as compared to the three months ended June 30, 2005.
     The increase in variable costs of $6.8 million mainly included an increase in variable product cost of $4.1 million and distribution costs of $2.4 million Variable product costs included higher production costs of $4.6 million related to increased power and other raw materials prices and lower costs of $1.3 million as a result of decreased production volume. Also included in variable product costs were higher purchase for resale costs of $1.9 million, offset in part by lower costs on our non-ECU products of $1.1 million, as a result of the closure of our Cornwall facility in 2005.
     Our fixed costs increase of $2.6 million was mainly comprised of higher maintenance costs of $1.3 million due to unscheduled maintenance and turnaround projects at our Becancour facility and $1.7 million of environmental costs recognized in June 2006 for brine sludge disposal at our Dalhousie site. These increases were offset in part by lower depreciation expense of $0.5 million compared to the 2005 period. Some other companies may include certain of these costs in selling, general and administrative expenses, resulting in a lack of comparability between our gross profit and that reported by such other companies.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.9 million, or approximately 11%, to $8.9 million for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. The increase resulted primarily from $0.8 million of higher professional fees in the current period, primarily related to our ongoing effort of compliance with the Sarbanes-Oxley Act. Additionally, there were $0.3 million of higher employee related costs in the current period which included stock-based compensation expense. Some other companies may include as a component of selling, general and administrative expenses certain costs that we recognize as cost of sales. As a result, our gross profit may not be comparable to that reported by such other companies.
     Other Items. Other items represented a gain of $0.1 million for the three months ended June 30, 2006, compared to a cost of $1.5 million in the same period in 2005. The 2006 period included a gain of $0.2 million from the satisfaction of certain purchase price contingencies related to the 2005 chlorine supply agreement entered into in connection with the disposition of our Cornwall chlorinated paraffin operations in 2005. For the 2005 period, other items included a $1.3 million loss related to the sale of the chlorinated paraffin operations at the Cornwall facility.
     Interest Expense, Net. Interest expense, net of $2.1 million for the three months ended June 30, 2006 included interest expense of $2.7 million, net of interest income of approximately $0.6 million. This was $2.0 million less than the same period in 2005, as a result of lower debt balances during the 2006 period. The decrease in debt balances resulted from the retirement of all outstanding Tranche A Notes in August 2005 and the voluntary redemption of $50 million in principal amount of the $150 million of outstanding Senior Notes in January 2006.
     Other Income (Expense), Net. Other income (expense), net of $2.1 million in the second quarter of 2006 included a currency exchange loss of $2.3 million, which resulted from a decrease in the rate at which Canadian dollar denominated amounts were converted into U.S. dollar balances (from 1.17 at March 31, 2006, to 1.12 at June 30, 2006). The 2005 period included a currency exchange gain of $0.5 million.
     Income Tax Expense. We had income tax expense of $2.1 million for the quarter ended June 30, 2006, compared to $3.0 million tax expense in the second quarter of 2005. We had $5.9 million of tax expense from our U.S. operations in the latest period while we had a tax benefit of $3.8 million related to our Canadian operations. Included in the Canadian tax benefit was a one-time tax benefit of $2.9 million which resulted from the impact of recently enacted lower Canadian income tax rates for future years.

Six Months Ended June 30, 2006, Compared to Six Months Ended June 30, 2005
     Revenues. Our revenues for the six months ended June 30, 2006 and 2005 were derived as follows (dollars in thousands, except ECU netback):

	Six Months Ended
	June 30,
	2006	2005
Chlorine and caustic soda	$203,583	$191,623
Other products	63,822	60,326

	$267,405	$251,949

Average ECU netback*	$596	$563

*	The average ECU netback relates only to sales of chlorine and caustic soda, and not to sales of other products.
     During the six months ended June 30, 2006, we produced 335,118 tons of chlorine and 368,630 tons of caustic soda; we used approximately 23% of the chlorine and 9% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. We purchased 22,021 tons of caustic soda and 12,567 tons of chlorine for resale during the first half of 2006. During the six months ended June 30, 2005, we produced 342,638 tons of chlorine and 376,902 tons of caustic soda; we used approximately 23% of the chlorine and 10% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. We also purchased 26,021 tons of caustic soda for resale during the second quarter of 2005.
     Revenues increased by $15.5 million, or approximately 6%, to $267.4 million for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. Chlorine and caustic soda sales, which accounted for $203.6 million of total revenues for the six months ended June 30, 2006, increased by $12.0 million compared to the same period in 2005. The increase resulted from higher ECU prices during the 2006 period. The average ECU netback (which relates only to sales of chlorine and caustic soda to customers) for the six months ended June 30, 2006 was $596, an increase of 6% from the average netback of $563 during the six months ended June 30, 2005. Our revenues in the first half of 2006 were also favorably affected by increased revenues of $3.5 million from our other products compared to the same period in 2005 including higher sales of $8.3 million from bleach and hydrochloric acid, mainly from improved prices, offset in part by lower sales from the remainder of our other products.
     Cost of Sales. Cost of sales, which represented approximately 75% of revenue for the six months ended June 30, 2006, increased by $21.5 million, as compared to the six months ended June 30, 2005. In the most recent period, our cost of sales included an increase in variable costs of $17.8 million and an increase in fixed costs of $3.7 million as compared to the six months ended June 30, 2005.
     The increase in variable costs of $17.8 million mainly included an increase in our variable product cost of $11.7 million and distribution costs of $5.7 million. Variable product costs included higher production costs of $14.2 million related to increased power and other raw materials prices offset in part by lower costs on our non-ECU products of $2.1 million, as a result of the closure of our Cornwall facility in 2005. Also included in variable product costs was lower purchase for resale costs of $0.4 million.
     Our fixed costs increase of $3.7 million was mainly comprised of higher utilities costs of $1.3 million, $1.7 million of environmental costs recognized in June 2006 for brine sludge disposal at our Dalhousie site and higher personnel costs of $0.8 million. Some other companies may include certain of these costs in selling, general and administrative expenses, resulting in a lack of comparability between our gross profit and that reported by such other companies.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.5 million, or approximately 3%, to $17.0 million for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. The increase resulted primarily from $2.0 million of higher professional fees in the current period, primarily related to our ongoing effort of compliance with the Sarbanes-Oxley Act. Additionally, there were increases of $1.7 million in employee-related costs which included stock-based compensation expense of $0.7 million. Partially offsetting these increases was a decrease of $1.3 million in bad debt expense resulting from improvements in accounts receivables related to certain customers within higher risk industries and a $1.7 million reduction in the employee bonus accrual compared to the prior period. Some other companies may include as a component of selling, general and administrative expenses certain costs that we recognize as cost of sales. As a result, our gross profit may not be comparable to that reported by such other companies.
     Other Items. Other items represented a gain of $0.4 million for the six months ended June 30, 2006, compared to a cost of $2.0 million in the same period in 2005. The 2006 period included a gain of $0.4 million from the satisfaction of certain purchase price contingencies related to the 2005 chlorine supply agreement entered into in connection with the disposition of our Cornwall chlorinated paraffin operations in mid 2005. The 2005 period included a $1.3 million loss related to the sale of the chlorinated paraffin operations at the Cornwall facility, and $0.6 million relating to employee severance benefits related to Project STAR and the realignment of certain Canadian operations in the first quarter of 2005.
     Interest Expense, Net. Interest expense, net of $4.5 million for the six months ended June 30, 2006 included interest expense of $5.3 million, net of interest income of approximately $0.8 million. This was $3.8 million less than the same period in 2005, as a result of lower debt balances during the 2006 period. The decrease in debt balances resulted from the retirement of all outstanding Tranche A Notes in August 2005 and the voluntary redemption of $50 million in principal amount of the $150 million of outstanding Senior Notes in January 2006.
     Other Income (Expense), Net. Other income (expense), net of $4.4 million in the first half of 2006 included a loss on debt extinguishment of $2.5 million, related to the premium payment for early debt extinguishment on the voluntary redemption of $50 million in principal amount of the Senior Notes in January 2006. Also included was a currency exchange loss of $2.1 million, which resulted from an decrease in the rate at which Canadian dollar denominated amounts were converted into U.S. dollar balances (from 1.16 at December 31, 2005, to 1.12 at June 30, 2006). The 2005 period included a currency exchange gain of $0.6 million.
     Income Tax Expense. We had income tax expense of $8.8 million for the six months ended June 30, 2006, compared to $6.4 million expense in the first half of 2005. Income from our Canadian and U.S. operations gave rise to $2.6 million and $6.2 million, respectively, of tax expense in the latest period. Included in the Canadian tax expense was a one-time tax benefit of $2.9 million which resulted from the impact of recently enacted lower Canadian income tax rates for future years.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The nature of our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2005, did not change significantly during the three months ended June 30, 2006.
ITEM 4. CONTROLS AND PROCEDURES
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time and currently, we are involved in litigation relating to claims arising out of our operations in the normal course of our business. We maintain insurance coverage against potential claims in amounts that we believe to be adequate. Set forth below are descriptions of certain of those matters.
     St. Gabriel Mercury Vapor Emissions Release. As a result of voluntary air emissions monitoring that Pioneer conducted during October 2004, Pioneer discovered that the carbon-based system that it uses to remove mercury from the hydrogen gas stream at its St. Gabriel facility was not at that time sufficiently effective. This resulted in mercury vapor emissions that were above the permit limits approved by the Louisiana Department of Environmental Quality (“LDEQ”). Pioneer immediately reduced the plant’s operating rate to reduce mercury emissions, and determined the needed actions to resolve the problem. In late November 2004, Pioneer completed the installation of the necessary equipment and made other needed changes, and the plant resumed its normal operations. The plant’s emissions monitoring since that time has confirmed that the air emissions are below the permit limits.
     In January 2005, the LDEQ issued a violation notice to Pioneer as a result of this mercury vapor emissions release. In December 2005, the LDEQ issued a penalty assessment of $402,742 with respect to the violation. Given the facts and circumstances, Pioneer does not believe that this penalty assessment is appropriate, and has initiated an administrative appeal to contest it.
     In October 2005, Pioneer was named as a defendant in Claude Frazier, et al. v. Pioneer Americas, LLC and State of Louisiana through the Department of Environmental Quality, which was filed as a proposed class action in state court in Louisiana. The 18 named plaintiffs claim that they and a proposed class of approximately 500 people who live near the St. Gabriel facility were exposed to mercury released from the facility for a two and one-half month period as a result of the 2004 mercury vapor emissions release described above. The plaintiffs request compensatory damages for numerous medical conditions that are alleged to have occurred or are likely to occur as a result of the alleged mercury exposure. This lawsuit was removed to the United States District Court in the Middle District of Louisiana. The plaintiffs appealed this removal, but the Fifth Circuit Court of Appeals denied the appeal and the lawsuit will proceed in the United States District Court. This lawsuit is in the very preliminary stages, the plaintiffs’ claimed damages have not been quantified and the outcome of this matter cannot be predicted. Pioneer believes, however, that it has good defenses and intends to vigorously defend against the claims asserted in this lawsuit.
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
     Material Change: As announced in a press release on March 19, 2006, in response to a unanimous request by the other members of the Board that he reconsider his earlier decision, Mr. McGovern advised the Board on March 19, 2006, that he would like to promptly enter into negotiations for a new contract. On May 2, 2006, Mr. McGovern signed a new three-year employment agreement to continue his employment with the Company as Chairman, President and Chief Executive Officer.
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
PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our stockholders voted on the following matters at the annual meeting of stockholders held on May 2, 2006:
     (a) The following were elected to serve as directors until the annual meeting of stockholders in 2007 and received the number of votes set opposite their respective names:

			Abstentions and Broker
Name	For	Withheld	Non-votes
Robert E. Allen	10,336,106	158,444	—
Marvin E. Lesser	10,335,106	159,444	—
Michael Y. McGovern	10,368,426	126,124	—
Charles L. Mears	10,370,351	124,199	—
David A. Scholes	10,235,616	258,934	—
Richard L. Urbanowski	10,302,897	191,653	—
     (b) The Company’s 2006 Stock Incentive Plan was approved, with 7,109,975 votes FOR, 1,633,556 votes AGAINST, 1,369 abstentions, and 1,749,650 broker non-votes.
     (c) Ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm received 10,182,954 votes FOR and 311,157 votes AGAINST, with 439 abstentions.
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
     Various statements this report contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution against any undue reliance on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	general economic, business and market conditions, including economic instability or a downturn in the markets served by us;

•	the cyclical nature of our product markets and operating results;

•	competitive pressures affecting selling prices and volumes, including the impact of excess industry capacity or the construction of new industry capacity;

•	a reduction in customer demand for our products that is difficult to predict, including continued reductions in demand from the pulp and paper industry;

•	changes in regulatory and/or legislative requirements that would negatively affect our ability to ship chlorine by rail to our customers;

•	the occurrence of a terrorist attack on us or others in our industry that could adversely affect our operations;

•	personal injuries or damages to our plants caused by chemical spills or releases, environmental pollution, explosions, fires or other hazards associated with the manufacture, handling, storage and transportation of hazardous materials and products;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of production hazards or an interruption in the supply of electricity, salt or other raw materials;

•	inability to make scheduled payments on or refinance our indebtedness;

•	loss of key customers or suppliers;

•	increased prices for electricity that could increase our cost of producing our chlor-alkali products;

•	disruption of transportation or higher than expected transportation or logistics costs;

•	environmental costs and other expenditures in excess of projected costs;

•	the uncertain outcomes of litigation and other claims pending against us;

•	changes in laws and regulations in the United States or Canada that adversely affect our operations;

•	the financial and tax effects of changes in the US to Canadian dollar currency exchange rates;

•	limitations on our NOL utilization;

•	our ability to successfully implement product deliveries to our customers through our newly formed motor carrier subsidiary;

•	our ability to dispose of brine sludge at our mercury cell chlor-alkali plant at Dalhousie, New Brunswick;

•	our ability to effect the sale of certain excess land at our Henderson facility; and

•	the occurrence of extraordinary events, such as the attacks on the World Trade Center and the Pentagon that occurred on September 11, 2001, or the war in Iraq.
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
ITEM 6. EXHIBITS

10.1†	Pioneer Companies, Inc. 2006 Stock Incentive Plan (incorporated by reference to Annex B to the Pioneer Companies, Inc. Proxy Statement on Schedule 14A for the 2006 Annual Meeting of Stockholders, File No. 001-09859).

10.2†	Employment Agreement dated as of May 2, 2006 between Michael Y. McGovern and Pioneer Companies, Inc. incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 5, 2006, File No. 001-09859.

31.1	Certification of Michael Y. McGovern required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Gary L. Pittman required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Michael Y. McGovern required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Gary L. Pittman required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

99.1†	Items incorporated by reference from the Pioneer Companies, Inc. Form 10-K for the year ended December 31, 2005: Item 1A. Risk Factors.

†	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER COMPANIES, INC.

Date: August 7, 2006	By:	/s/ Gary L. Pittman

Gary L. Pittman
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

10.1†	Pioneer Companies, Inc. 2006 Stock Incentive Plan (incorporated by reference to Annex B to the Pioneer Companies, Inc. Proxy Statement on Schedule 14A for the 2006 Annual Meeting of Stockholders, File No. 001-09859).

10.2†	Employment Agreement dated as of May 2, 2006 between Michael Y. McGovern and Pioneer Companies, Inc. incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 5, 2006, File No. 001-09859.

31.1	Certification of Michael Y. McGovern required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Gary L. Pittman required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Michael Y. McGovern required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Gary L. Pittman required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

99.1†	Items incorporated by reference from the Pioneer Companies, Inc. Form 10-K for the year ended December 31, 2005: Item 1A. Risk Factors.

†	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.