Form 10-Q
period 2006-09-30
PIONEER COMPANIES INC
filed 2006-11-08
CIK 830141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 000-31230
Pioneer Companies, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1215192 (I.R.S. Employer Identification No.)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑    No ☐
     On November 1, 2006, there were 11,794,653 shares of common stock of Pioneer Companies, Inc. outstanding.

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

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
PIONEER COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share data)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$103,269	$62,790
Accounts receivable, net of allowance for doubtful accounts of $2,336 at September 30, 2006, and $3,748 at December 31, 2005	62,617	65,937
Inventories, net	14,670	19,076
Prepaid expenses and other current assets	3,396	3,800

Total current assets	183,952	151,603
Property, plant and equipment:
Land	5,759	6,516
Buildings and improvements	30,370	30,234
Machinery and equipment	216,743	209,457
Construction in progress	2,616	2,208

	255,488	248,415
Less: accumulated depreciation	(107,853)	(89,455)

Property, plant and equipment, net	147,635	158,960
Other assets, net	6,685	4,310
Excess reorganization value over the fair value of identifiable assets	84,064	84,064

Total assets	$422,336	$398,937

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,835	$18,630
Accrued liabilities	42,066	39,444
Short-term debt, including current portion of long-term debt	1,205	1,858

Total current liabilities	60,106	59,932
Long-term debt, less current portion	101,760	152,739
Accrued pension and other employee benefits	23,656	26,619
Other long-term liabilities	67,634	54,657
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 50,000 shares authorized, 11,795 and 11,759 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	118	118
Additional paid-in capital	37,995	36,784
Accumulated other comprehensive loss	(14,396)	(14,396)
Retained earnings	145,463	82,484

Total stockholders’ equity	169,180	104,990

Total liabilities and stockholders’ equity	$422,336	$398,937

See notes to consolidated financial statements.

PIONEER COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Revenues	$137,110	$132,773	$404,515	$384,722
Cost of sales	(105,089)	(96,087)	(306,752)	(276,292)

Gross profit	32,021	36,686	97,763	108,430
Selling, general and administrative expenses	(8,552)	(8,735)	(25,547)	(25,212)
Other items	24,329	(483)	24,736	(2,485)

Operating income	47,798	27,468	96,952	80,733
Interest expense, net	(1,736)	(3,597)	(6,275)	(11,967)
Other income (expense), net	35	(1,711)	(4,330)	(1,129)

Income before income taxes	46,097	22,160	86,347	67,637
Income tax expense	(14,582)	(2,058)	(23,368)	(8,426)

Net income	$31,515	$20,102	$62,979	$59,211

Net income per share:
Basic	$2.68	$1.76	$5.35	$5.24
Diluted	$2.66	$1.70	$5.31	$5.02
Weighted average number of shares outstanding:
Basic	11,781	11,412	11,774	11,291
Diluted	11,862	11,814	11,866	11,791
See notes to consolidated financial statements.

PIONEER COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 30
	2006	2005
Operating activities:
Net income	$62,979	$59,211
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	18,049	18,582
(Reduction of) provision for allowance for doubtful accounts	(1,412)	99
Deferred tax expense	12,217	7,212
(Gain) loss on disposals of assets	(24,514)	1,532
Currency exchange loss	2,074	1,052
Loss on early debt extinguishment	2,500	—
Stock-based compensation expense	712	—
Accretion expense	228	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	5,499	(8,402)
Decrease in inventories, prepaid expenses and other current assets	5,132	1,860
Increase in other assets	(2,437)	(440)
Increase in accounts payable and accrued liabilities	958	8,851
(Decrease) increase in other long-term liabilities	(4,097)	796

Net cash flows from operating activities	77,888	90,353

Investing activities:
Capital expenditures	(8,735)	(7,496)
Proceeds from disposal of assets	25,032	1,228

Net cash flows from (used in) investing activities	16,297	(6,268)

Financing activities:
Excess tax benefits on stock options exercised	129	—
Payment of premium on early debt extinguishment	(2,500)	—
Repayments of long-term debt	(51,664)	(48,107)
Proceeds from issuance of stock, net	409	1,204

Net cash flows used in financing activities	(53,626)	(46,903)

Effect of exchange rate changes on cash	(80)	95

Net change in cash and cash equivalents	40,479	37,277
Cash and cash equivalents at beginning of period	62,790	16,191

Cash and cash equivalents at end of period	$103,269	$53,468

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
     The consolidated balance sheet at September 30, 2006, and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, which consist only of normal recurring items, that management considers necessary for a fair presentation. Operating results for the first nine months of 2006 are not necessarily indicative of results to be expected for the year ending December 31, 2006. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts as well as certain disclosures. Pioneer’s financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.
     The consolidated balance sheet at December 31, 2005 is derived from the December 31, 2005 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America, since certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
2. Debt
     Debt consisted of the following:

	September 30,	December 31,
	2006	2005
Senior Secured Debt:
10% Senior Secured Guaranteed Notes, due December 2008 (“Senior Notes”)	$100,000	$150,000
Revolving credit facility, variable interest rates based on U.S. prime rate plus a margin ranging from 0.5% to 1.25% or LIBOR* plus a margin ranging from 2.50% to 3.25%, expiring December 31, 2006, as amended (“Revolver”)	—	—
Other debt:
Unsecured, non-interest-bearing, long-term debt, denominated in Canadian dollars, original face value of $5.5 million CAN, payable in five annual installments of $1.0 million CAN beginning January 10, 2002, and a final payment of $0.5 million CAN, with an effective interest rate of 8.25%, net of unamortized discount of $11,000 and $43,000 CAN at September 30, 2006, and December 31, 2005, respectively	437	1,253
Other notes, maturing in various years through 2014, with various installments, at various interest rates	2,528	3,344

Total debt	102,965	154,597
Short-term debt, including current portion of long-term debt	(1,205)	(1,858)

Long-term debt, less current portion	$101,760	$152,739

*	The three month London inter-bank offered rate (“LIBOR”) for the periods ended September 30, 2006, and December 31, 2005, was 5.37% and 4.39%, respectively.

     As of September 30, 2006, Pioneer had no borrowings outstanding under its Revolver, which matures on December 31, 2006, and had $100.0 million outstanding under its Senior Notes which mature at the end of 2008. Pioneer is currently evaluating its future capital needs and optimum capital structure. Pioneer anticipates that it will renew the Revolver prior to year-end for an additional six months, and then may refinance both the Revolver and outstanding Senior Notes in the first half of 2007.
     In January 2006, Pioneer made a voluntary redemption of $50.0 million in principal amount of the $150.0 million of Senior Notes outstanding as of that date. The note holders were paid $52.5 million of principal and redemption premium, plus interest accrued to the date of payment. The $2.5 million of redemption premium, accounted for as a loss on early debt extinguishment, is included in other income (expense), net in the consolidated statements of operations.
     The Revolver has a $30 million commitment, which is subject to borrowing base limitations based on the level of accounts receivable and reserves, and is further reduced by letters of credit that are outstanding. As a result, on September 30, 2006, Pioneer’s additional availability under the Revolver was approximately $25.5 million, after reducing the amount of availability by the $4.5 million of letters of credit then outstanding. Borrowings under the Revolver accrue interest at a rate equal to either the prime rate plus a margin, or LIBOR plus a margin. Pioneer incurs a fee on the unused amount of the facility at a rate of 0.375% per year. Pioneer may terminate the Revolver early by paying a prepayment premium of $0.3 million.
     The Revolver requires Pioneer to maintain Liquidity (as defined) of at least $5.0 million and limit its capital expenditures to $25.0 million in each fiscal year. Another covenant in the Revolver requires Pioneer to generate at least $21.55 million of net earnings before extraordinary gains, the effects of derivative instruments excluding derivative expenses paid by us, interest, income taxes, depreciation and amortization (referred to as “Lender-Defined EBITDA”) for each twelve month period ending at the end of each fiscal quarter. The Revolver also provides that, as a condition of borrowings, there shall not have occurred any material adverse change in Pioneer’s business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise). Pioneer was in compliance with each of the covenants in the Revolver at September 30, 2006.
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
     The debt agreements contain covenants requiring Pioneer to meet minimum liquidity levels, and limiting or prohibiting Pioneer’s ability to, among other things, incur additional indebtedness, prepay or modify debt instruments, grant additional liens, guarantee any obligations, sell assets, engage in another type of business or suspend or terminate a substantial portion of business, declare or pay dividends, make investments, make capital expenditures in excess of certain amounts, or make use of the proceeds of borrowings for purposes other than those specified in the agreements. The agreements also include customary events of default, including one for a change of control under the Revolver. Borrowings under the Revolver will generally be available subject to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default. At September 30, 2006, Pioneer was in compliance with the requirements of its debt agreements.
     The cash that Pioneer generates from its operations may not be sufficient to repay the Senior Notes when they are due in December 2008. In such event, it would be necessary to refinance the indebtedness, issue new equity or sell assets. The terms of any necessary new borrowings would be determined by then-current market conditions and other factors, and could impose significant additional burdens on Pioneer’s financial condition and operating flexibility, and the issuance of new equity securities could dilute the interest of Pioneer’s existing stockholders. While Pioneer anticipates that it may refinance its debt in the first half of 2007 as planned, Pioneer cannot provide any assurance that it would be able to refinance any of its indebtedness, or alternatively, to raise equity on commercially reasonable terms or at all, or sell assets, which failure could cause Pioneer to default on its obligations and impair its liquidity. Pioneer’s inability to generate sufficient cash flow to satisfy its debt obligations, combined with an inability to refinance its obligations on commercially reasonable terms, would have a material adverse effect on its business, financial condition and results of operations.
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
     During the third quarter of 2005, Pioneer voluntarily prepaid the remaining $0.8 million of principal amount, plus accrued interest, of the Senior Floating Notes in July 2005 that was then outstanding. Also in the third quarter of 2005, Pioneer voluntarily redeemed the remaining $6.1 million of principal amount, plus accrued interest, of Senior Guaranteed Notes that was then outstanding. The latter redemption completed the retirement of all Tranche A Notes.
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
     Pioneer commissions periodic reassessments of its environmental obligations. In April 2005, the most recent independent analysis was completed of potential costs of environmental liabilities at all of Pioneer’s sites, which updated a similar independent environmental analysis completed in 2003. The 2005 study involved an analysis of potential costs to perform environmental remediation at each of Pioneer’s plant sites in the United States and Canada, which involves uncertainty as to the possible liability of Pioneer. The outcomes of uncertain conditions will be resolved when one or more future events occur or fail to occur, and resolution of the uncertainty may confirm the impairment of an asset or the incurrence of a liability. The study was based on the same methodology as the 2003 study, using scenario analysis to estimate the potential cost to perform environmental remediation at Pioneer’s sites. For each scenario, the study also used cost-estimating techniques that included actual historical costs, estimates prepared for Pioneer by other consultants, estimates prepared by Pioneer’s engineers and other published cost data available for similar projects completed at the same or other sites.
     Based on the 2005 study and costs incurred for remediation work since such date, Pioneer estimated its total environmental remediation liabilities to be $13.4 million and $14.5 million as of September 30, 2006 and December 31, 2005, respectively. At each of these dates, $3.2 million of such estimated amount is subject to indemnity claims against a previous facility owner, as discussed below. Such liabilities are included in other long-term liabilities in the consolidated balance sheets. It is Pioneer’s policy to record such amounts when a liability can be reasonably estimated. The timing of future cash flows for environmental work is uncertain, such that those cash flows do not qualify for discounting under generally accepted accounting standards. As a result, the environmental liabilities and a related receivable discussed below are recorded at their undiscounted amounts. In the fourth quarter of 2006, Pioneer is updating its independent environmental analysis which is scheduled to be completed by year-end.
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
     Pioneer’s mercury cell chlor-alkali plant at Dalhousie, New Brunswick generates solid brine material during the manufacturing process containing trace amounts of mercury. Up until 2000, this brine material was disposed of at a local landfill owned by Pioneer which is now filled to capacity. Pioneer has approximately 26,500 tons of brine material at its plant site which has accumulated since 2000 and is in need of disposal. In May 2006, Pioneer was informed by the New Brunswick Department of the Environment that the planned disposal option for the brine material was no longer allowed because of changes in interpretations of the applicability of the regulatory guidelines. Pioneer has determined another means of disposing of the brine material and has obtained the necessary governmental approvals. Pioneer recorded an additional liability of $1.7 million to reflect the additional cost of this disposal obligation in the second quarter of 2006 in addition to the previously recorded liability of $0.6 million. Pioneer believes this represents the best estimate of such disposal costs at this time, although actual costs could be greater. Pioneer generates approximately 4,400 tons of brine material each year during the manufacturing process. The expense for the brine material disposal is recognized as Pioneer manufactures its chlor-alkali products.
4. Net Income per Share
     Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share considers the dilutive effect of potentially issuable shares pursuant to stock option plans (see Note 6) during the period.
     Computational amounts for net income per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator for basic and diluted net income per share:
Net income	$31,515	$20,102	$62,979	$59,211

Denominator for basic and diluted net income per share:
Weighted average shares	11,781	11,412	11,774	11,291
Potentially dilutive common shares:
Stock options	81	402	92	500

Denominator for diluted net income per share	11,862	11,814	11,866	11,791

Net income per share:
Basic	$2.68	$1.76	$5.35	$5.24

Diluted	$2.66	$1.70	$5.31	$5.02

     There were 25,000 stock options to purchase shares of common stock that were outstanding during both the three-month and nine-month periods ended September 30, 2006, respectively, that were not included in the computation of diluted net income per share because the exercise price exceeded the average market price of the shares and their inclusion would have been anti-dilutive. All of the options to purchase shares of common stock that were outstanding during the three months and nine months ended September 30, 2005 were included in the computation of diluted net income per share.
5. Supplemental Financial Information
     Inventories
     Inventories, net consisted of the following:

	September 30,	December 31,
	2006	2005
Raw materials, supplies and parts, net	$7,620	$9,807
Finished goods	7,050	9,269

Inventories, net	$14,670	$19,076

     Accrued Liabilities
     Accrued liabilities consisted of the following:

	September 30,	December 31,
	2006	2005
Payroll and benefits	$8,342	$13,567
Electricity	9,434	10,104
Maintenance services	2,396	4,702
Professional services	1,521	3,037
Taxes	10,822	2,063
Waste disposal	2,469	452
Other	7,082	5,519

Accrued liabilities	$42,066	$39,444

6. Stock-Based Compensation
     Share-Based Incentive Plan
     As of September 30, 2006, Pioneer had a single stock incentive plan (the “2006 Stock Incentive Plan”) which was amended and restated on May 2, 2006 to increase the number of authorized shares from 1.0 million to 2.0 million shares. The amended plan provides for the grant of incentive stock options, non-qualified stock options, shares of restricted stock, stock appreciation rights, restricted stock units, stock bonuses and performance shares. There were approximately 1.1 million shares remaining available for issuance under the 2006 Stock Incentive Plan at September 30, 2006. Stock options granted to date have an exercise price equal to or exceeding the market value of the shares of common stock on the date of grant and generally expire ten years from the date of grant. Such options that have been granted to date to Pioneer employees become exercisable in annual increments over a three-year period beginning one year from the grant date. All options awarded to date to non-employee directors are exercisable.
     In May 2006, the Pioneer Board changed the equity portion of the compensation for non-employee directors. Instead of receiving an initial grant of 10,000 stock options upon commencing service as a director, and an annual grant on December 31 of each year of 5,000 stock options, each non-employee director will receive an annual stock grant. This stock grant will be equal to $60,000 divided by the price of Pioneer’s common stock on December 15 (or the next business day if December 15 is not a business day). Directors who serve only a portion of a year will receive a pro-rated amount of this stock grant. Since the annual stock grants will be issued for prior service, there will be no vesting requirement.
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

     For the nine months ended September 30, 2006, Pioneer recognized $0.7 million of stock-based compensation expense related to applicable outstanding stock option grants and the earned portion of the 2006 non-employee director stock grants to be issued in December 2006. The compensation expense caused income before income taxes to decrease by $0.7 million, deferred tax benefit to increase by $0.3 million, and basic and diluted earnings per share to each decrease by $0.04 per share. The recorded compensation expense did not have an impact on cash flows for the nine months ended September 30, 2006. For options currently outstanding and the recurring annual stock grants to be issued to non-employee directors, Pioneer does not anticipate the recognition of compensation expense under SFAS 123(R) in future periods to have a material impact on its results of operations or financial position.
     For periods prior to January 1, 2006, SFAS 123 required disclosure of the pro forma amount of net income including the amount of fair value based compensation expense that would have been recognized in those periods had compensation expense been recorded. The following table includes the impact on net income and per share amounts for the three and nine months ended September 30, 2005 had Pioneer recognized fair value compensation costs for these periods:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net income:
As reported	$20,102	$59,211
Deduct: Stock-based compensation expense determined under fair-value-based method	(212)	(603)

Pro forma net income	$19,890	$58,608

Net income per common share:
Basic, as reported	$1.76	$5.24
Basic, pro forma	$1.74	$5.19
Diluted, as reported	$1.70	$5.02
Diluted, pro forma	$1.68	$4.97
     Stock Options
     The following table summarizes the activity with respect to the stock options of Pioneer for the nine months ended September 30, 2006 (shares in thousands):

			Weighted -
			Average
	Number of	Exercise Price	Exercise Price
	Shares	Per Share	Per Share
Outstanding at January 1, 2006	236	$2.00 - $29.97	$12.69
Granted	10	$31.37	$31.37
Exercised	(36)	$2.50 - $20.75	$11.37
Forfeited	(32)	$8.28 - $26.40	$25.63

Outstanding at September 30, 2006	178	$2.00 - $31.37	$11.73

Exercisable	123	$2.00 - $31.37	$13.28
     The following table summarizes information about stock options outstanding at September 30, 2006 based on fully vested (currently exercisable) awards and awards expected to vest (shares in thousands):

			Weighted-Average
		Weighted- Average	Remaining
	Options	Exercise	Contractual Term	Aggregate Intrinsic
	Outstanding	Price Per Share	(years)	Value (1)
Fully vested and currently exercisable	123	$13.28	7.60	$1,532
Expected to vest	55	$8.28	7.90	898

Total outstanding stock options	178	$11.73	7.69	$2,430

(1)	The aggregate intrinsic value is computed based on the closing price of Pioneer’s stock on September 29, 2006.

     As of September 30, 2006, there was $0.2 million of total unrecognized compensation cost related to non-vested stock option and restricted stock awards. The cost is expected to be recognized over a weighted-average period of approximately eight months.
     The following table summarizes the unvested shares and changes during the nine months ended September 30, 2006 (shares in thousands):

		Weighted- Average
	Options	Grant-Date
	Outstanding	Fair Value
Unvested Stock Options at January 1, 2006	167	$8.54
Granted	10	$14.58
Vested	(90)	$9.30
Forfeited	(32)	$12.87

Unvested Stock Options at September 30, 2006	55	$5.93

     Pioneer issued 10,000 stock options during the nine month period ended September 30, 2006. These stock options were issued under a single award and had a fair value on the grant date of $14.58 per share and had no intrinsic value. For the nine months ended September 30, 2005, there was also a single grant of 10,000 stock options with a grant-date fair value of $15.62 per share and no intrinsic value. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $0.8 and $1.0 million, respectively.
     The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses various assumptions in the calculation of fair value and is used in the computation of compensation expense. The assumptions used by Pioneer for its stock option grants during the nine months ended September 30, 2006 and 2005 are included in the following table:

	Nine Months Ended September 30,
	2006	2005
Expected Term (years)	5.2	10.0
Expected Volatility	45.4%	61.57%
Risk-free Interest Rate	4.5%	4.1%
Expected Dividends	—	—
     The expected term of the stock options represents the estimated period of time until exercise and is based on vesting schedules and expected post-vesting employment termination behavior. Expected volatility is based on the historical volatility of Pioneer’s stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
     The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was approximately $0.5 million and $6.9 million, respectively. Cash received from the exercise of stock options during the nine-month period ended September 30, 2006 and 2005 was $0.4 million and $1.3 million, respectively. There was $0.1 million of tax benefits realized as a result of the stock option exercises for the nine month period ended September 30, 2006. There were no tax benefits realized from stock option exercises for the nine month period ended September 30, 2005, as a result of the use of available net operating losses and the related valuation allowance.
7. Supplemental Cash Flow Information
     Following are supplemental disclosures of cash flow information:

	Nine Months Ended September 30,
	2006	2005
Cash payments for:
Interest	$5,432	$8,500
Income taxes	$3,187	$300
Non-cash investing activities — Property, plant and equipment acquisitions, included in accounts payable	$160	$1,043

8. Condensed Consolidating Financial Statements
     PCI Canada (a wholly-owned subsidiary of PCI) is the issuer of the Senior Notes, which are fully and unconditionally guaranteed on a joint and several basis by PCI and all of PCI’s other direct and indirect wholly-owned subsidiaries.
     Condensed consolidating financial information for PCI and its wholly-owned subsidiaries is presented below. Separate financial statements of PCI Canada and Pioneer Americas are not provided because Pioneer does not believe that such information would be material to its investors or lenders.

Condensed Consolidating Balance Sheet — September 30, 2006 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$1,040	$102,229	$—	$—	$103,269
Accounts receivable, net	—	14,055	48,562	—	—	62,617
Inventories, net	—	5,853	8,817	—	—	14,670
Prepaid expenses and other current assets	226	2,627	543	—	—	3,396

Total current assets	226	23,575	160,151	—	—	183,952
Property, plant and equipment, net	—	86,125	60,729	781	—	147,635
Other assets, net	—	2,743	3,942	—	—	6,685
Intercompany receivable	18,044	132,377	—	99,924	(250,345)	—
Investment in subsidiaries	152,423	—	—	—	(152,423)	—
Excess reorganization value over the fair value of identifiable asset	—	84,064	—	—	—	84,064

Total assets	$170,693	$328,884	$224,822	$100,705	$(402,768)	$422,336

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$—	$9,118	$7,716	$—	$1	$16,835
Accrued liabilities	180	21,079	20,807	—	—	42,066
Short-term debt including current portion of long-term debt	—	437	754	14	—	1,205

Total current liabilities	180	30,634	29,277	14	1	60,106
Long-term debt, less current portion	—	100,000	1,760	—	—	101,760
Investment in subsidiary	—	99,271	—	—	(99,271)	—
Intercompany payable	1,333	722	248,291	—	(250,346)	—
Accrued pension and other employee benefits	—	8,371	15,285	—	—	23,656
Other long-term liabilities	—	37,670	29,480	484	—	67,634
Stockholders’ equity (deficiency in assets)	169,180	52,216	(99,271)	100,207	(53,152)	169,180

Total liabilities and stockholders’ equity	$170,693	$328,884	$224,822	$100,705	$(402,768)	$422,336

Condensed Consolidating Balance Sheet — December 31, 2005 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$1,587	$61,198	$5	$—	$62,790
Accounts receivable, net	—	14,264	51,673	—	—	65,937
Inventories, net	—	9,040	10,036	—	—	19,076
Prepaid expenses and other current assets	2,034	1,516	250	—	—	3,800

Total current assets	2,034	26,407	123,157	5	—	151,603
Property, plant and equipment, net	—	93,977	63,455	1,528	—	158,960
Other assets, net	—	186	4,124	—	—	4,310
Intercompany receivable	15,887	148,733	—	88,541	(253,161)	—
Investment in subsidiaries	88,530	—	—	—	(88,530)	—
Excess reorganization value over fair value of identifiable assets	—	84,064	—	—	—	84,064

Total assets	$106,451	$353,367	$190,736	$90,074	$(341,691)	$398,937

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$—	$8,171	$10,460	$—	$(1)	$18,630
Accrued liabilities	128	12,815	26,501	—	—	39,444
Short-term debt including current portion of long-term debt	—	825	1,005	28	—	1,858

Total current liabilities	128	21,811	37,966	28	(1)	59,932
Long-term debt, less current portion	—	150,429	2,303	7	—	152,739
Investment in subsidiary	—	133,690	—	429	(134,119)	—
Intercompany payable	1,333	347	251,481	—	(253,161)	—
Accrued pension and other employee benefits	—	9,064	17,555	—	—	26,619
Other long-term liabilities	—	38,670	15,121	865	1	54,657
Stockholders’ equity (deficiency in assets)	104,990	(644)	(133,690)	88,745	45,589	104,990

Total liabilities and stockholders’ equity	$106,451	$353,367	$190,736	$90,074	$(341,691)	$398,937

Condensed Consolidating Statement of Operations — Three Months Ended September 30, 2006 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$62,955	$107,272	$—	$(33,117)	$137,110
Cost of sales	—	(49,183)	(89,015)	(8)	33,117	(105,089)

Gross profit	—	13,772	18,257	(8)	—	32,021
Selling, general and administrative expenses	37	(3,063)	(5,526)	—	—	(8,552)
Other items	—	37	22,663	1,629	—	24,329

Operating income	37	10,746	35,394	1,621	—	47,798
Interest expense, net	—	(2,509)	773	—	—	(1,736)
Other income (expense), net	—	35	(3,124)	3,124	—	35

Income before income taxes	37	8,272	33,043	4,745	—	46,097
Income tax expense	—	(1,513)	(13,069)	—	—	(14,582)

Net income before equity in earnings of subsidiaries	37	6,759	19,974	4,745	—	31,515
Equity in net income (loss) of subsidiaries	31,478	19,974	(144)	1	(51,309)	—

Net income	$31,515	$26,733	$19,830	$4,746	$(51,309)	$31,515

Condensed Consolidating Statement of Operations — Three Months Ended September 30, 2005 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$62,025	$105,558	$—	$(34,810)	$132,773
Cost of sales	—	(44,548)	(86,349)	—	34,810	(96,087)

Gross profit	—	17,477	19,209	—	—	36,686
Selling, general and administrative expenses	(179)	(2,204)	(6,349)	(3)	—	(8,735)
Other items	—	(431)	(52)	—	—	(483)

Operating income (loss)	(179)	14,842	12,808	(3)	—	27,468
Interest expense, net	—	(3,745)	148	—	—	(3,597)
Other income (expense), net	—	(1,689)	(3,076)	3,054	—	(1,711)

Income (loss) before income taxes	(179)	9,408	9,880	3,051	—	22,160
Income tax expense	—	(1,044)	(1,014)	—	—	(2,058)

Net income (loss) before equity in earnings of subsidiaries	(179)	8,364	8,866	3,051	—	20,102
Equity in net income of subsidiaries	20,281	8,866	—	—	(29,147)	—

Net income	$20,102	$17,230	$8,866	$3,051	$(29,147)	$20,102

Condensed Consolidating Statement of Operations — Nine Months Ended September 30, 2006 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$186,811	$316,248	$—	$(98,544)	$404,515
Cost of sales	—	(143,593)	(261,696)	(7)	98,544	(306,752)

Gross profit	—	43,218	54,552	(7)	—	97,763
Selling, general and administrative expenses	(644)	(8,688)	(16,213)	(2)	—	(25,547)
Other items	—	89	23,019	1,628	—	24,736

Operating income (loss)	(644)	34,619	61,358	1,619	—	96,952
Interest expense, net	—	(7,713)	1,439	(1)	—	(6,275)
Other income (expense), net	—	(4,390)	(9,355)	9,415	—	(4,330)

Income (loss) before income taxes	(644)	22,516	53,442	11,033	—	86,347
Income tax expense	—	(4,074)	(19,294)	—	—	(23,368)

Net income (loss) before equity in earnings of subsidiaries	(644)	18,442	34,148	11,033	—	62,979
Equity in net income (loss) of subsidiaries	63,623	34,148	(144)	—	(97,627)	—

Net income	$62,979	$52,590	$34,004	$11,033	$(97,627)	$62,979

Condensed Consolidating Statement of Operations — Nine Months Ended September 30, 2005 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$176,066	$304,756	$—	$(96,100)	$384,722
Cost of sales	—	(128,808)	(243,789)	205	96,100	(276,292)

Gross profit	—	47,258	60,967	205	—	108,430
Selling, general and administrative expenses	(732)	(6,750)	(17,726)	(4)	—	(25,212)
Other items	—	(2,417)	(68)	—	—	(2,485)

Operating income (loss)	(732)	38,091	43,173	201	—	80,733
Interest expense, net	—	(11,320)	(644)	(3)	—	(11,967)
Other income (expense), net	—	(1,055)	(9,230)	9,156	—	(1,129)

Income (loss) before income taxes	(732)	25,716	33,299	9,354	—	67,637
Income tax expense	—	(6,275)	(2,151)	—	—	(8,426)

Net income (loss) before equity in earnings of subsidiaries	(732)	19,441	31,148	9,354	—	59,211
Equity in net income of subsidiaries	59,943	31,148	—	202	(91,293)	—

Net income	$59,211	$50,589	$31,148	$9,556	$(91,293)	$59,211

Condensed Consolidating Statement of Cash Flows — Nine Months Ended September 30, 2006 (in thousands)

		PCI	Pioneer	Other	Pioneer
	PCI	Canada	Americas	Guarantors	Consolidated
Cash flows from (used in) operating activities:
Net cash flows from (used in) operating activities	$(409)	$56,340	$24,048	$(2,091)	$77,888
Cash flows from (used in) investing activities:
Capital expenditures	—	(3,409)	(5,326)	—	(8,735)
Proceeds from disposal of assets	—	(42)	22,974	2,100	25,032

Net cash flows from (used in) investing activities	—	(3,451)	17,648	2,100	16,297

Cash flows from (used in) financing activities:
Excess tax benefits from stock options exercised	—	—	129	—	129
Repayments of long-term debt	—	(50,851)	(797)	(16)	(51,664)
Payment of premium on early debt extinguishment	—	(2,500)	—	—	(2,500)
Proceeds from issuance of stock, net	409	—	—	—	409

Net cash flows from (used in) financing activities	409	(53,351)	(668)	(16)	(53,626)

Effect of exchange rate changes on cash	—	(80)	—	—	(80)

Net change in cash and cash equivalents	—	(542)	41,028	(7)	40,479
Cash and cash equivalents at beginning of period	—	1,587	61,198	5	62,790

Cash and cash equivalents at end of period	$—	$1,045	$102,226	$(2)	$103,269

Condensed Consolidating Statement of Cash Flows — Nine Months Ended September 30, 2005 (in thousands)

		PCI	Pioneer	Other	Pioneer
	PCI	Canada	Americas	Guarantors	Consolidated
Cash flows from (used in) operating activities:
Net cash flows from (used in) operating activities	$(1,204)	$7,445	$84,090	$22	$90,353
Cash flows from (used in) investing activities:
Capital expenditures	—	(3,170)	(4,326)	—	(7,496)
Proceeds from disposal of assets	—	6	1,122	—	1,228

Net cash flows used in investing activities	—	(3,164)	(3,104)	—	(6,268)

Cash flows from (used in) financing activities:
Repayments of long-term debt	—	(827)	(47,262)	(18)	(48,107)
Proceeds from issuance of stock	1,204	—	—	—	1,204

Net cash flows from (used in) financing activities	1,204	(827)	(47,262)	(18)	(46,903)

Effect of exchange rate changes on cash	—	95	—	—	95

Net change in cash and cash equivalents	—	3,549	33,724	4	37,277
Cash and cash equivalents at beginning of period	—	148	16,041	2	16,191

Cash and cash equivalents at end of period	$—	$3,697	$49,765	$6	$53,468

9. Pension and Other Post-retirement Benefits
     The annual costs and liabilities under both the U.S. and Canadian defined benefit pension plans and retiree heath care plans are determined each year by Pioneer’s actuaries using various assumptions. The components of net periodic benefit costs related to Pioneer’s defined benefit pension plans for the three months ended September 30, 2006 and 2005 were:

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Three Months Ended September 30, 2006
Components of net periodic benefit cost:
Service cost	$371	$—	$371
Interest cost	704	777	1,481
Expected return on plan assets	(898)	(870)	(1,768)
Amortization of net actuarial loss	149	353	502

Net periodic benefit cost	$326	$260	$586

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Three Months Ended September 30, 2005
Components of net periodic benefit cost:
Service cost	$293	$13	$306
Interest cost	693	779	1,472
Expected return on plan assets	(755)	(792)	(1,547)
Amortization of net actuarial loss	70	329	399
Loss on plant curtailment	—	—	—

Net periodic benefit cost	$301	$329	$630

     The components of net periodic benefit costs related to Pioneer’s defined benefit pension plans for the nine months ended September 30, 2006 and 2005 were:

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Nine Months Ended September 30, 2006
Components of net periodic benefit cost:
Service cost	$1,102	$—	$1,102
Interest cost	2,091	2,332	4,423
Expected return on plan assets	(2,672)	(2,610)	(5,282)
Amortization of net actuarial loss	450	1,056	1,506

Net periodic benefit cost	$971	$778	$1,749

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Nine Months Ended September 30, 2005
Components of net periodic benefit cost:
Service cost	$859	$56	$915
Interest cost	2,035	2,233	4,268
Expected return on plan assets	(2,210)	(2,406)	(4,616)
Amortization of net actuarial loss	191	637	828
Loss on plan curtailment	727	—	727

Net periodic benefit cost	$1,602	$520	$2,122

     Pension expense was $1.7 million and $2.1 million for the nine months ended September 30, 2006 and 2005, respectively. Pension expense in the 2005 period included $0.8 million due to a curtailment of obligations under PCI Canada’s defined benefit pension plan. The plan curtailment was the result of the elimination of employee positions in connection with the closing of the Cornwall plant in 2005 and increased total 2005 pension expense by approximately $0.9 million, of which $0.8 million was recognized in the statement of operations for the three months ended September 30, 2005. Additionally, the elimination of employee positions resulted in the potential settlement of plan obligations of affected members (the “Plan Settlement”). Under accounting guidelines, expense recognition of the settlement amount in the statement of operations cannot occur until the settlement is finalized. A plan settlement is considered to be finalized once regulatory approval is received and the settlement amount is determined. PCI Canada anticipates that regulatory approval will be received in the fourth quarter of 2006 and will result in additional pension expense of approximately $1.7 million.

     Pension contributions were $7.8 million and $4.0 million in the nine months ended September 30, 2006 and 2005, respectively. Total contributions for 2006 are expected to be $11.9 million, including the regulatory and contractually required contributions for the U.S. and Canadian defined benefit pension plans of $3.2 million and $5.0 million, respectively; an additional payment of $1.4 million, in excess of the 2006 required amount, that Pioneer agreed to contribute which related to the ratification of the Becancour labor agreement on May 1, 2006; and an anticipated additional payment of approximately $2.3 million in Canada in connection with the Plan Settlement. Pioneer may at its discretion pay more than the required minimum amount.
     The components of net periodic benefit costs related to Pioneer’s post-retirement benefits other than pensions for the three months ended September 30, 2006 and 2005 were:

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Three Months Ended September 30, 2006
Components of net periodic benefit cost:
Service cost	$82	$1	$83
Interest cost	116	7	123
Amortization of prior service costs	(8)	(155)	(163)
Amortization of net actuarial loss (gain)	70	(14)	56

Net periodic benefit cost	$260	$(161)	$99

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Three Months Ended September 30, 2005
Components of net periodic benefit cost:
Service cost	$47	$1	$48
Interest cost	84	8	92
Amortization of prior service costs	(8)	(155)	(163)
Amortization of net actuarial loss (gain)	12	(12)	—

Net periodic benefit cost	$135	$(158)	$(23)

     The components of net periodic benefit costs related to Pioneer’s post-retirement benefits other than pensions for the nine months ended September 30, 2006 and 2005 were:

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Nine Months Ended September 30, 2006
Components of net periodic benefit cost:
Service cost	$243	$2	$245
Interest cost	345	21	366
Amortization of prior service costs	(25)	(467)	(492)
Amortization of net actuarial loss (gain)	212	(38)	174

Net periodic benefit cost	$775	$(482)	$293

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Nine Months Ended September 30, 2005
Components of net periodic benefit cost:
Service cost	$142	$2	$144
Interest cost	251	26	277
Expected return on plan assets	(23)	(467)	(490)
Amortization of net actuarial loss (gain)	30	(36)	(6)

Net periodic benefit cost	$400	$(475)	$(75)

10. Asset Sales
     Sale of Acreage in Henderson, Nevada. On September 27, 2006, Pioneer closed the sale of approximately 60 acres of vacant land located adjacent to its chlor-alkali manufacturing facility in Henderson, Nevada. The sale price for the property was $24.0 million. Pioneer realized approximately $22.5 million in net proceeds from the sale of this land. This property had a nominal book value, and

Pioneer recognized a $22.5 million gain, which is included in other items in the consolidated statement of operations. Pioneer anticipates using the net proceeds from this sale to redeem a portion of Pioneer’s outstanding Senior Notes in early 2007.
     Property Sale in Pittsburg, California. In July 2006, Pioneer completed its sale of approximately 11 acres of land in Pittsburg, California, which was formerly the site of a chemical manufacturing facility closed several years ago. Pioneer realized approximately $2.1 million in net proceeds from this sale, which will be used for general corporate purposes. The land has a book value of $0.7 million, and Pioneer recognized a gain of approximately $1.6 million which is included in other items in the consolidated statements of operations. Also included in the gain is the reversal of an environmental liability of $0.3 million related to the Pittsburg property.
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
     Albany, N.Y. Mercury Refining Superfund Site. In October 2005, Pioneer received a notice from the Environmental Protection Agency (the “EPA”) stating that the EPA has determined that Pioneer is a potentially responsible party with respect to the Mercury Refining Superfund Site in Albany County, New York. The notice alleges that from 1993 to 1995, Pioneer arranged for the treatment or disposal of mercury-bearing materials at the Mercury Refining Superfund Site. The EPA has indicated that the volume of those materials constitutes 1.49% of the total amount of hazardous substances sent to the site. Pioneer may face liability for a portion of the clean-up costs at the Mercury Recovery Superfund Site. In response to documentation provided to the EPA regarding Pioneer’s emergence from bankruptcy in 2001, the EPA informed Pioneer in an October 2006 letter that it appears that EPA’s claims against Pioneer, if any, would likely be barred by Pioneer’s bankruptcy.
12. Income Taxes
     The Company’s income tax expense for the three months ended September 30, 2006 was $14.6 million consisting of $13.1 million for the U.S. operations and $1.5 million expense for the Canadian operations. The effective tax rate for the three-month period of 32% was slightly lower than the U.S. statutory rate of 35%. The Company’s income tax expense for the nine months ended September 30, 2006 was $23.4 million, consisting of $19.3 million of tax for U.S. operations and $4.1 million for the Canadian operations. The nine months ended September 30, 2006 included a one-time adjustment of $3.0 million recorded in June 2006 to Pioneer’s deferred tax liability for its Canadian operations which reduced the tax expense. This one-time adjustment was due to legislation enacted by the Canadian government in June 2006 which will result in reduced corporate income taxes for periods beginning in 2008. The effective tax rate for the nine-month period was 27%, which was less than the statutory rate of 35%, mainly due to the decrease of the Company’s recorded valuation allowance related to the Company’s deferred tax assets, and the one-time adjustment of $3.0 million to the Company’s net deferred tax liability described above.
13. Recent Accounting Pronouncements and Developments
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on the reversal of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. FIN 48 is effective for fiscal periods beginning after December 15, 2006. Pioneer is currently assessing the impact, if any, that the adoption of FIN 48 will have on its financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which was issued to increase consistency and comparability in fair value measurements. Prior to the issuance of SFAS 157 there were different definitions of fair value and limited guidance for applying those definitions. The statement defines fair value and clarifies certain items in connection with assumptions used in the measurement of fair value. SFAS 157 is effective for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years. Pioneer does not anticipate the adoption of SFAS 157 to have a significant impact on its financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R.” SFAS 158 requires an employer to recognize the overfunded or underfunded status of a single-employer defined benefit plan as an asset or liability in a company’s balance sheet and to recognize changes in that funded status in accumulated other comprehensive income in the year in which the changes occur. The effective date that companies must begin recognizing the overfunded or underfunded plan status and the change in that status in its balance sheet is for fiscal periods ending after December 15, 2006. Pioneer will adopt SFAS 158 for the fiscal year ending on December 31, 2006 and is currently assessing the impact that the adoption of SFAS 158 will have on its financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, “Guidance on Materiality.” The new guidance requires the use of both a balance sheet and income statement approach in quantifying and evaluating the materiality of misstatements in the financial statements. While the income statement approach addresses only misstatements related to the current year financial statements, the balance sheet approach takes into account unadjusted cumulative misstatements existing in the balance sheet at the end of the current period. Under the transition guidance in SAB 108, correction of errors from prior periods that existed in the balance sheet which had been previously considered immaterial could be treated as a one-time cumulative-effect adjustment and would not require restatement of prior periods. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Pioneer does not anticipate the adoption of SAB 108 to have a significant impact on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Our Annual Report on Form 10-K for the year ended December 31, 2005 provides a discussion of our business, including the chlor-alkali industry, our customers and markets, the major components of our production process and costs, and the means we use to distribute our products. The following discussion and analysis should be read in conjunction with the information provided in the Annual Report on Form 10-K for the year ended December 31, 2005, and the consolidated financial statements and the related notes thereto. An Electrochemical Unit, which the chlor-alkali industry refers to as an “ECU”, consists of 1.1 tons of caustic soda and 1 ton of chlorine.
Significant Events in the First Nine Months of 2006
     Financial Results
     Our financial results and other relevant financial data for the first nine months of 2006, as compared to the first nine months of 2005, are summarized below (in thousands except ECU netback):

	For the nine months ended
	September 30
	2006	2005
Revenues	$404,515	$384,722
Operating income	96,952	80,733
Net income	62,979	59,211
Net cash flows from operating activities	77,888	90,353
Total debt as of September 30	102,965	154,773
Average ECU netback prices	583	569
     On September 27, 2006, we closed the sale of approximately 60 acres of vacant land located adjacent to our chlor-alkali manufacturing facility in Henderson, Nevada. The sale price for the property was $24.0 million. We realized approximately $22.5 million in net proceeds from the sale of this land. This property had a nominal book value, and we recognized a $22.5 million gain, which is included in other items in the consolidated statement of operations.
     We have continued to realize historically high revenues for the Company, in both the 2006 and 2005 periods, as we have benefited from favorable ECU prices over the past couple of years. Our financial results for the nine months ended September 30, 2006 reflected an increase in our revenues of approximately $19.8 million, or 5%, as compared to the same period a year ago, primarily resulting from continued favorable ECU pricing, in addition to an increase in ECU sales volumes and higher prices on our other products. In comparison to the 2005 period, we recognized higher income due to the increase in revenues and the gain of $22.5 million from the sale of excess land in Henderson, Nevada. The increased income for the period was offset in part by higher cost of sales in 2006, due to an increase in variable costs from higher power and raw material prices of $17.1 million, and higher distribution costs of $8.4 million. Additionally, we recognized an exchange loss of $2.1 million, and increased tax expense of $14.9 million compared to the corresponding 2005 period. Our results were positively affected by a reduction of interest expense by nearly half, or $5.7 million, compared to the same period last year, as a result of lower debt balances as discussed further below.
     We have substantially reduced our debt level by nearly $51.8 million since September 2005. The lower debt resulted in a substantial reduction of interest expense for the nine months ended September 30, 2006 as compared to the prior period in 2005.
     At September 30, 2006, our cash and cash equivalents were $103.3 million. In early 2007, we anticipate that we will use a substantial portion of this cash to further reduce our outstanding debt under our Senior Notes. Further, we are currently evaluating our future capital needs and optimum capital structure. We anticipate that we will renew our Revolver prior to year-end for an additional six months, and then may refinance both our Revolver and outstanding Senior Notes in the first half of 2007.
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

     Our quarterly average ECU netback for each of the most recent seven quarters was as follows:

2005:
First Quarter	$548
Second Quarter	577
Third Quarter	581
Fourth Quarter	619
2006:
First Quarter	616
Second Quarter	577
Third Quarter	557
For the month of October 2006, our average ECU netback was approximately $540. Current industry forecasts by Chemical Market Associates, Inc. (“CMAI”), a global petrochemical, plastics, fibers and chlor-alkali consulting firm, if correct, indicate that our average ECU netback may decrease further from this level during the balance of 2006.
     We announced price increases for chlorine and caustic soda in 2005 and the first nine months of 2006 that are set forth in the following table (stated on a per-ton basis). Increasing demand for chlorine and caustic soda led to the price increases during the first half of 2005. The increases in the third and fourth quarters of 2005 were brought about by the effects of Hurricanes Katrina and Rita.

2005:	Chlorine		Caustic Soda
First Quarter	$20		$40
Second Quarter	—		30
Third Quarter	25		125
Fourth Quarter	—		60	(1)
2006:
First Quarter	—	(2)	—
Second Quarter	—		35
Third Quarter	25		—

(1)	In late October 2005, we announced an additional caustic soda price increase of $160 per ton, although this increase was subject to a temporary voluntary allowance of $100 per ton. A temporary voluntary allowance is a temporary withdrawal of an announced price increase which is subject to immediate implementation upon notice to our customers if warranted by market conditions.

(2)	A February 2006 price increase for chlorine of $25 per ton was also subject to a temporary voluntary allowance for the full amount.
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

     Our average ECU netback was $557 for the three months ended September 30, 2006, and $583 for the nine months ended September 30, 2006, while the average ECU netback quoted by CMAI for the same periods was $730 and $765. In general, changes in our average ECU netback and the related effect on our revenues and cash flow have lagged increases in our announced prices and increases in the contract prices that are reported by CMAI, although the corresponding benefit to us in a period of declining prices is of a somewhat lesser magnitude. The following table illustrates the recent relationship between our average ECU netback and the monthly contract price reported by CMAI:
     Production
     Our quarterly production volumes, expressed in terms of ECUs, at our chlor-alkali facilities for the most recent seven quarters were as follows:

2005:
First Quarter	161,635
Second Quarter	181,003
Third Quarter	164,343
Fourth Quarter	163,729
2006:
First Quarter	165,359
Second Quarter	169,759
Third Quarter	178,205
     Our production during the three and nine month periods ended September 30, 2006 was 178,205 and 513,323 ECUs, respectively, and represented approximately 98% and 94%, respectively, of our production capacity for these periods. Based on data from the Chlorine Institute, an industry trade association, U.S. industry ECU production during the third quarter and nine months ended September 30, 2006 was approximately 93% and 90%, respectively, of industry production capacity during these periods. During the third quarter of 2006, we used approximately 27% of the chlorine and 11% of the caustic soda that we produced to manufacture other products, primarily bleach and hydrochloric acid.
     The timing of the scheduled maintenance outages for our plants in 2006 was changed to include the Becancour No. 2 Circuit in the second quarter, the Dalhousie facility in the third quarter, and the Becancour No. 1 Circuit in the fourth quarter. Additionally, there are no scheduled shutdowns in 2006 for our St. Gabriel plant, unlike 2005, which included a first quarter 2005 maintenance outage. During the first quarter of 2006, our Henderson plant was shut down for seven days for a scheduled maintenance outage, which reduced the ECU output of this plant by 2,600 ECUs. During the second quarter of 2006, the Becancour No. 2 Circuit, which accounts for approximately half of the plant’s total output, was shut down for scheduled maintenance outages for a total of seven days, which reduced ECU output by 3,600 ECUs. In addition, equipment failures at our Becancour and Henderson plants in the second quarter of 2006 reduced our ECU output at these plants by 3,900 and 5,000 ECUs, respectively. The Becancour plant resumed operating at full capacity at the end of June 2006, and the Henderson plant resumed operating at full capacity in early August 2006. There were no significant plant outages in the third quarter of 2006. Early in the fourth quarter of 2006, we completed our scheduled maintenance shutdown of the Becancour No. 1 Circuit, which required nine days.

     During the first nine months of 2006, we also purchased for resale 34,983 tons of caustic soda and 14,661 tons of chlorine. On average, our margins on purchases for resale are lower than the margins we realize from the sales of our products that we produce in our own plants. We make purchases for resale to address seasonal variations in demand for our products or to take advantage of new sales opportunities.
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

		Percentage of
	Total Power Costs	Cost of Sales
	(in thousands)
2005:
First Quarter	$21,199	24%
Second Quarter	24,446	26%
Third Quarter	25,892	27%
Fourth Quarter	32,184	32%
2006:
First Quarter	29,963	30%
Second Quarter	26,226	26%
Third Quarter	28,945	28%
     Our plants at St. Gabriel and Henderson rely on power sources that primarily use natural gas for the generation of electricity. In response to natural gas price increases during 2005, our electricity rates for these plants increased throughout most of 2005 to historically high levels, reaching a peak in October and November. In the first nine months of 2006, natural gas prices and the corresponding effect on our electricity rates have decreased from peak 2005 levels. With the continued volatility in the U.S. natural gas market, our future power costs are also expected to be volatile.
     Transportation
     Most of the chlorine that we produce is transported to our customers in railcars, and, for customers near our plant in St. Gabriel, by pipelines. We ship caustic soda by railcars, trucks, ships or barges, and we ship our other products by railcars or trucks. We lease a fleet of 2,144 railcars, which included 1,971 railcars used for the shipment of chlor-alkali products and 173 railcars used for the shipment of salt to our Henderson facility. We also use third-party transportation operators for truck and water-borne distribution. We are increasing our ability to maintain inventory at leased terminal space, and we store inventory at three terminal locations for truck-load shipments to customers. Another ten locations are used for the direct transfer of product from railcars to trucks for distribution.
     The amounts that we spent on transportation for the sale of our products during the past seven quarters, and the corresponding percentages of our cost of sales that those amounts represented, were as follows:

	Product	Percentage of
	Transportation Costs	Cost of Sales
	(in thousands)
2005:
First Quarter	$20,674	24%
Second Quarter	22,503	24%
Third Quarter	22,367	23%
Fourth Quarter	23,462	23%
2006:
First Quarter	23,981	24%
Second Quarter	24,914	24%
Third Quarter	27,361	26%
     Rail freight costs, which account for approximately 50% of our total transportation costs, includes certain rail contracts which are being renewed during the fall of 2006. These contracts, which cover approximately 55% of our aggregate rail freight, are being renewed at rates that are approximately 25% higher than last year.

     In order to improve the reliability of product deliveries to our customers, we have formed a motor carrier subsidiary, Pioneer Transportation LLC, which will own or lease its own trucks and hire company drivers. We intend to deliver a portion of our product to our customers in the western United States through this subsidiary. Successful pilot operations continue at our bleach plant in Tacoma, Washington, our chlor-alkali plant in Henderson, Nevada, and one of our California terminals. We anticipate that if these pilot operations are successful, our trucking operations will be expanded to our other Western United States facilities.
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
     Based on the 2005 study and costs incurred for remediation work since such date, we estimated our total environmental remediation liabilities to be $13.4 million and $14.5 million as of September 30, 2006 and December 31, 2005, respectively. At each of these dates, $3.2 million of such estimate is subject to indemnity claims against a previous facility owner, as discussed below. Such liabilities are included in other long-term liabilities on the consolidated balance sheet. It is our policy to record such amounts when a liability can be reasonably estimated. The timing of future cash flows for environmental work is uncertain, such that those cash flows do not qualify for discounting under generally accepted accounting standards. As a result, the environmental liabilities and a related receivable discussed below are recorded at their undiscounted amounts. In the fourth quarter of 2006, we are updating our independent environmental analysis, which is scheduled to be completed by year-end.
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
     Our mercury cell chlor-alkali plant at Dalhousie, New Brunswick generates solid brine material during the manufacturing process containing trace amounts of mercury. Up until 2000, this brine material was disposed of at a local landfill owned by us which is now filled to capacity. We had approximately 26,500 tons of brine material at this plant site which has accumulated since 2000 and is in need of disposal. In May 2006, we were informed by the New Brunswick Department of the Environment that the planned disposal option for the brine material was no longer allowed because of changes in interpretations of the applicability of the regulatory guidelines. We have determined another means of disposing of the brine material and have obtained the necessary governmental approvals. We recorded an additional liability of $1.7 million for this disposal obligation in the second quarter of 2006 in addition to the previously recorded liability of $0.6 million. We believe this represents the best estimate of such disposal costs at this time, although actual costs could be greater. We generate approximately 4,400 tons of brine material each year during the manufacturing process. The expense for the brine material disposal is recognized as we manufacture our chlor-alkali products.

Liquidity and Capital Resources
     Senior Secured Debt
     As of September 30, 2006, Senior Secured Debt consisted of $100.0 million outstanding under the Senior Notes. In January 2006, we made a voluntary redemption of $50.0 million in principal amount of the $150.0 million of Senior Notes outstanding as of that date. The note holders were paid $52.5 million of principal and redemption premium, plus interest accrued to the date of payment. We anticipate that we will make additional voluntary redemptions of the Senior Notes in January 2007 when the redemption premium decreases from its current 5% to 2.5%. In addition, we are currently evaluating our future capital needs and optimum capital structure. We anticipate that we will renew our Revolver prior to year-end for an additional six months, and then may refinance both our Revolver and outstanding Senior Notes in the first half of 2007.
     As of September 30, 2006, we had no borrowings outstanding under our Revolver, which matures on December 31, 2006. The Revolver has a $30.0 million commitment and is subject to borrowing base limitations based on the level of accounts receivable and reserves, and is further reduced by letters of credit that are outstanding. As a result, on September 30, 2006, our additional availability under the Revolver was approximately $25.5 million, after reducing the amount of availability by the $4.5 million of letters of credit then outstanding. Borrowings under the Revolver accrue interest at a rate equal to either the prime rate plus a margin, or LIBOR plus a margin. We incur a fee on the unused amount of the facility at a rate of 0.375% per year.
     The Revolver requires us to maintain Liquidity (as defined) of at least $5.0 million. At September 30, 2006, our Liquidity was $128.8 million, consisting of (i) cash of $103.3 million, and (ii) borrowing availability of $25.5 million, net of $4.5 million in outstanding letters of credit. The Revolver also provides that, as a condition of borrowings, there shall not have occurred any material adverse change in our business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise). We were in compliance with each of the covenants in the Revolver at September 30, 2006.
     One of the covenants in the Revolver requires us to generate at least $21.55 million of net earnings before extraordinary gains, the effects of derivative instruments excluding derivative expenses paid by us, interest, income taxes, depreciation and amortization (referred to as “Lender-Defined EBITDA”) for each twelve month period ending at the end of each calendar quarter. Our Lender-Defined EBITDA for the twelve months ended September 30, 2006 was $133.4 million.
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
     The calculation of Lender-Defined EBITDA for the twelve months ended September 30, 2006, and for each of the quarters in that period is as follows (dollar amounts in thousands). During the periods presented there were no derivative items or impairment charges.

	Three	Three	Three	Three	Twelve
	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended
	December 31,	March 31,	June 30,	Sept. 30	Sept. 30,
	2005	2006	2006	2006 (1)	2006 (1)
Net income	$11,085	$16,050	$15,414	$31,515	$74,064
Income tax expense	2,355	6,661	2,125	14,582	25,723

Income before income taxes	13,440	22,711	17,539	46,097	99,787
Depreciation and amortization	5,982	6,030	5,968	6,051	24,031
Interest expense	3,300	2,466	2,073	1,736	9,575

Lender-Defined EBITDA	$22,722	$31,207	$25,580	$53,884	$133,393

(1) Includes the gain of $22.5 million from the sale of land in Henderson, Nevada completed in September 2006.
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
     The debt agreements contain covenants requiring us to meet minimum liquidity levels, and limiting or prohibiting our ability to, among other things, incur additional indebtedness, prepay or modify debt instruments, grant additional liens, guarantee any obligations, sell assets, engage in another type of business or suspend or terminate a substantial portion of business, declare or pay dividends, make investments, make capital expenditures in excess of certain amounts, or make use of the proceeds of borrowings for purposes other than those specified in the agreements. The agreements also include customary events of default, including one for a change of control under the Revolver. Borrowings under the Revolver will generally be available subject to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default. At September 30, 2006, we were in compliance with the requirements of our debt agreements.
     If we have not refinanced the Senior Notes prior to their maturity, the cash that we generate from our operations may not be sufficient to repay the Senior Notes when they are due in December 2008. In such event, it would be necessary to refinance the indebtedness, issue new equity or sell assets. The terms of any necessary new borrowings would be determined by then-current market conditions, and other factors, and could impose significant additional burdens on our financial condition and operating flexibility, and the issuance of new equity securities could dilute the interest of our existing stockholders. Although we anticipate that we will be able to refinance our debt in the first quarter of 2007 as planned, we cannot provide any assurance that we will be able to refinance our indebtedness, or alternatively, to raise equity on commercially reasonable terms or at all, or sell assets, which failure could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, combined with our inability to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.
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
     During the third quarter of 2005, we voluntarily prepaid the remaining $0.8 million of principal amount, plus accrued interest, of the Senior Floating Notes in July 2005 that was then outstanding. Also in the third quarter of 2005, we voluntarily redeemed the remaining $6.1 million of principal amount, plus accrued interest, of Senior Guaranteed Notes that was then outstanding. The latter redemption completed the retirement of all Tranche A Notes.
     Asset Sales
     Sale of Acreage in Henderson, Nevada. On September 27, 2006, we closed the sale of approximately 60 acres of vacant land located adjacent to our chlor-alkali manufacturing facility in Henderson, Nevada. The sale price for the property was $24.0 million. We realized approximately $22.5 million in net proceeds from the sale of this land. This property had a nominal book value, and we recognized a $22.5 million gain, which is included in other items in the consolidated statement of operations. We anticipate using the net proceeds from this sale to redeem a portion of our outstanding Senior Notes in early 2007.
     Property Sale in Pittsburg, California. In July 2006, we completed its sale of approximately 11 acres of land in Pittsburg, California, which was formerly the site of a chemical manufacturing facility closed several years ago. We realized approximately $2.0 million in net proceeds from this sale, which will be used for general corporate purposes. The land had a book value of $0.7 million, and we recognized a gain of approximately $1.6 million which is included in other items in the consolidated statements of operations. Also included in the gain is the reversal of an environmental liability of $0.3 million related to the Pittsburg property.
     Future Payment Commitments
     For the three months ending December 31, 2006, we expect to have cash requirements, in addition to recurring operating and administrative costs, of approximately $13.8 million, consisting of the following: (i) interest payments of $5.0 million, (ii) capital expenditures of $7.7 million, (iii) environmental remediation spending of $0.8 million, (iv) payments of severance and benefit costs of $0.1 million and (v) contractual debt repayments of $0.2 million. These amounts are our current estimates and they could materially change. We expect to fund these obligations through existing cash balances, asset sales and internally-generated cash flows from operations, including changes in working capital. We may also be obligated to prepay and redeem certain amounts of Senior Notes with the proceeds of asset sales or as a result of excess cash flow.
     Sarbanes-Oxley Section 404 Compliance
     In 2005, we became subject to the Sarbanes-Oxley Section 404 compliance requirements under which our management is required to attest to the effectiveness of our internal controls over financial reporting, and our independent auditors are required to audit our compliance. We hired an outside consulting firm to help us document and assess our internal controls to meet our compliance obligations, and incurred additional expenses for the audit performed by our independent auditors. We estimate that the cost in 2006 for outside services and system tools for Sarbanes-Oxley Section 404 compliance, and the cost of the independent compliance audit, will be approximately $2.5 to $3.0 million.
     Retirement Plans
     Defined benefit and post-retirement plan liabilities totaled $23.7 million and $26.6 million at September 30, 2006 and December 31, 2005, respectively. Additionally, as of September 30, 2006 we recorded a long-term pension asset of $2.5 million in the consolidated balance sheets in connection with one of the defined benefit pension plans in Canada. Our contributions to these plans were $7.9 million during the nine months ended September 30, 2006, and are expected to be $11.9 million for the year ending December 31, 2006, including regulatory and contractually required contributions for the U.S. and Canadian defined benefit pension plans of $3.2 million and $5.0 million, respectively; an additional payment of $1.4 million, in excess of the 2006 required amount that we agreed to contribute related to the ratification of the Becancour labor agreement on May 1, 2006, and an anticipated additional payment of approximately $2.3 million in Canada in connection with the Cornwall plan settlement as described in Note 9 “Pension and Other Post-retirement Benefits” of the notes to the consolidated financial statement contained in Item 1.
     Stock Options
     We began recognizing compensation costs related to our stock option grants on January 1, 2006, under the recently issued accounting pronouncement, Statement of Financial Accounting Standards 123(R), “Share-Based Payment.” We adopted the new pronouncement on January 1, 2006 and had not recognized any compensation costs prior to this time related to our stock incentive plan. We recognized $0.7 million of costs for the nine months ended September 30, 2006 in the consolidated statements of operations related to applicable outstanding stock option grants and the earned portion of the 2006 non-employee director stock grants to be issued in December 2006. We do not anticipate the recognition of compensation costs in future periods related to stock options currently outstanding or the recurring annual stock grants to be issued to non-employee directors to have a material impact on our results of operations or financial position. See discussion of stock-based compensation in Note 6 “Stock-Based Compensation” of the notes to consolidated financial statements contained in Item 1.
     Net Operating Loss Carryforward
     At December 31, 2005, we had a U.S. net operating loss carry-forward (“NOL”) of $53.4 million (representing $19.8 million of deferred tax assets) that will expire in varying amounts from 2008 to 2024, if not utilized. Our NOL includes $7.6 million (the “Predecessor Company NOL”) which was generated prior to our emergence from bankruptcy on December 31, 2001. Our usage of the Predecessor Company NOL to offset future taxable income is limited to $0.5 million per year. The remaining $45.8 million of NOL that was generated in 2002 through 2004 will expire in 2023 and 2024, if not used, and may be subject to limitations on use if there should be certain subsequent changes in the ownership of our common stock. During 2006, we expect to utilize all of this remaining $45.8 million of NOL, and $0.5 million of the Predecessor Company NOL.

     Net Cash Flows
     Net Cash Flows from Operating Activities. During the first nine months of 2006, our cash flow provided by operating activities was $77.9 million, $12.5 million less than during the same period in 2005. Operating cash flows for the first nine months of 2006 reflected higher sales due to improved ECU prices, but were offset in part by an increase in our operating costs due mainly to higher power and other raw material prices in addition to increased distribution costs. Changes in operating assets and liabilities increased operating cash flows by $5.1 million for the most recent period, primarily as a result of a decrease in accounts receivable due to a decrease in the average number of days outstanding of our receivables and a decrease in inventories mainly as a result of a reduction in salt inventory and of caustic soda. This compares to changes in operating assets and liabilities from the prior period which increased operating cash flows by $2.7 million.
     Net Cash Flows from (used in) Investing Activities. Cash provided by investing activities during the first nine months of 2006 was $16.3 million, compared to cash used of $6.3 million in the same period in 2005. The 2006 period included net proceeds of $22.5 million from the sale of excess land in Henderson, Nevada which was completed in September 2006. Also included in the 2006 period were capital expenditures of $8.7 million. The 2005 period was mainly comprised of capital expenditures of $7.5 million.
     Net Cash Flows used in Financing Activities. Net cash used in financing activities during the first nine months of 2006 was approximately $53.6 million, relating to the prepayment of long-term debt, primarily the redemption of $50.0 million of Senior Notes in the first quarter of 2006. Cash used in financing activities during the same period in 2005 was approximately $46.9 million, due primarily to the prepayment of long-term debt.
Critical Accounting Policies and Estimates
     Our Annual Report on Form 10-K for the year ended December 31, 2005 includes a discussion of the critical accounting policies and estimates that we use in the preparation of our financial statements. There were no significant changes in our critical accounting policies and estimates during the quarter ended September 30, 2006.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     Revenues. Our revenues for the three months ended September 30, 2006 and 2005 were derived as follows (dollars in thousands, except ECU netback):

	Three Months Ended
	September 30,
	2006	2005
Chlorine and caustic soda	$100,063	$96,500
Other products	37,047	36,273

	$137,110	$132,773

Average ECU netback*	$557	$581

*	The average ECU netback relates only to sales of chlorine and caustic soda, and not to sales of other products.
     During the three months ended September 30, 2006, we produced 178,205 tons of chlorine and 196,026 tons of caustic soda; we used approximately 27% of the chlorine and 11% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. We purchased 12,962 tons of caustic soda and 2,094 tons of chlorine for resale during the third quarter of 2006. During the three months ended September 30, 2005, we produced 164,343 tons of chlorine and 180,777 tons of caustic soda; we used approximately 26% of the chlorine and 13% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. We also purchased 15,227 tons of caustic soda for resale during the third quarter of 2005.
     Revenues increased by $4.3 million, or 3%, to $137.1 million for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. Chlorine and caustic soda sales, which accounted for approximately $100.1 million of total revenues for the most recent period, increased $3.6 million compared to the same period in 2005, resulting from increased sales volumes. The average ECU netback (which relates only to sales of chlorine and caustic soda to customers) was $557 and $581 for the three months ended September 30, 2006 and 2005, respectively, which represented a 4% decrease in ECU price from the same period a year ago. Revenues from our other products of $37.0 million in the third quarter of 2006 increased approximately $0.8 million compared to the same period a year ago, which included an increase of $0.4 million from bleach and hydrochloric acid sales due to improved prices.

     Cost of Sales. Cost of sales, which represented approximately 77% of revenue for the three months ended September 30, 2006, increased by $9.0 million, as compared to the three months ended September 30, 2005. In the most recent quarter, our cost of sales included an increase in variable costs of $5.6 million and an increase in fixed costs of $3.4 million as compared to the three months ended September 30, 2005.
     The increase in variable costs of $5.6 million mainly included an increase in variable product cost of $2.3 million and distribution costs of $3.3 million. Variable product costs included higher production costs of $2.7 million related to increased power and other raw materials prices and higher costs of $2.3 million from increased production volume. Also included in variable product costs were lower purchase for resale costs of $1.1 million and lower costs of $1.6 million from a decrease in inventory usage compared to the same period a year ago.
     Our fixed costs increase of $3.4 million was mainly comprised of higher logistical costs of $1.7 million, increased employee related costs of $0.8 million and higher maintenance costs of $0.7 million. Some other companies may include certain of these costs in selling, general and administrative expenses, resulting in a lack of comparability between our gross profit and that reported by such other companies.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.2 million, or approximately 2%, to $8.6 million for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. The decrease included $0.5 million of lower professional fees in the current period primarily related to our ongoing effort of compliance with the Sarbanes-Oxley Act. Additionally, the current period included $0.8 million of lower employee bonus accrual compared to the prior period. Partially offsetting these decreases were increases of $0.9 million in employee-related costs. Some other companies may include as a component of selling, general and administrative expenses certain costs that we recognize as cost of sales. As a result, our gross profit may not be comparable to that reported by such other companies.
     Other Items. Other items represented a gain of $24.3 million for the three months ended September 30, 2006, compared to a cost of $0.5 million in the same period in 2005. The 2006 period primarily included gains of $22.5 million and $1.6 million, respectively, from the sale of land in Henderson, Nevada and Pittsburg, California. The Henderson land sale was completed on September 27, 2006 and included approximately 60 acres of vacant land located adjacent to our chlor-alkali manufacturing facility in Henderson, Nevada. Also included was a gain of $0.2 million from the satisfaction of certain purchase price contingencies related to the 2005 chlorine supply agreement entered into in connection with the disposition of our Cornwall chlorinated paraffin operations in 2005. For the 2005 period, other items mainly included losses on miscellaneous asset dispositions of $0.3 million.
     Interest Expense, Net. Interest expense, net of $1.7 million for the three months ended September 30, 2006 included interest expense of $2.6 million, net of interest income of approximately $0.9 million. For the same period in 2005, interest expense, net, of $3.6 million included interest of $3.8 million, reduced by $0.2 million of interest income. The decrease of $1.9 million in interest expense, net, between the third quarter of 2006 compared to the same period in 2005 was due to lower debt balances during the 2006 period. The decrease in debt balances resulted from the retirement of all outstanding Tranche A Notes in August 2005 and the voluntary redemption of $50.0 million in principal amount of the $150.0 million of outstanding Senior Notes in January 2006.
     Other Income (Expense), Net. Other income (expense), net represented a gain of $35,000 in the third quarter of 2006 due to a currency exchange gain, which resulted from a slight increase in the rate at which Canadian dollar denominated amounts were converted into U.S. dollar balances (from 1.116 at June 30, 2006, to 1.118 at September 30, 2006). The 2005 period included expense of $1.7 million primarily related to currency exchange loss.
     Income Tax Expense. We had income tax expense of $14.6 million for the quarter ended September 30, 2006, compared to $2.1 million tax expense in the third quarter of 2005. We had $13.1 million of tax expense from our U.S. operations in the latest period and tax expense of $1.5 million related to our Canadian operations. The increase in income taxes for the three months ended September 30, 2006 resulted from higher income before taxes and a change in the recorded valuation allowance. In the 2005 period, a larger amount of our income tax expense was offset by the decrease of a portion of the valuation allowance related to our U.S. NOL’s.

Nine Months Ended September 30, 2006, Compared to Nine Months Ended September 30, 2005
     Revenues. Our revenues for the nine months ended September 30, 2006 and 2005 were derived as follows (dollars in thousands, except ECU netback):

	Nine Months Ended
	September 30,
	2006	2005
Chlorine and caustic soda	$303,646	$288,123
Other products	100,869	96,599

	$404,515	$384,722

Average ECU netback*	$583	$569

*	The average ECU netback relates only to sales of chlorine and caustic soda, and not to sales of other products.
     During the nine months ended September 30, 2006, we produced 513,323 tons of chlorine and 564,655 tons of caustic soda; we used approximately 26% of the chlorine and 10% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. We purchased 34,983 tons of caustic soda and 14,661 tons of chlorine for resale during the first nine months of 2006. During the nine months ended September 30, 2005, we produced 506,981 tons of chlorine and 557,679 tons of caustic soda; we used approximately 24% of the chlorine and 11% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. We also purchased 41,298 tons of caustic soda for resale during the first nine months of 2005.
     Revenues increased by $19.8 million, or approximately 5%, to $404.5 million for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. Chlorine and caustic soda sales, which accounted for $303.6 million of total revenues for the nine months ended September 30, 2006, increased by $15.5 million compared to the same period in 2005. The increase primarily resulted from higher ECU prices during the 2006 period in addition to higher sales volume of caustic soda comprising approximately 20% of that increase. The average ECU netback (which relates only to sales of chlorine and caustic soda to customers) for the nine months ended September 30, 2006 was $583 which represented an increase of 2% from the average netback of $569 during the nine months ended September 30, 2005. Our revenues in the first nine months of 2006 were also favorably affected by increased revenues of $4.3 million from our other products compared to the same period in 2005, including higher sales of $8.7 million from bleach and hydrochloric acid, mainly from improved prices, offset in part by lower sales from the remainder of our other products.
     Cost of Sales. Cost of sales, which represented approximately 76% of revenue for the nine months ended September 30, 2006, increased by $30.5 million, as compared to the nine months ended September 30, 2005. In the most recent period, our cost of sales included an increase in variable costs of $22.8 million and an increase in fixed costs of $7.7 million as compared to the nine months ended September 30, 2005.
     The increase in variable costs of $22.8 million included an increase in our variable product cost of $14.4 million and distribution costs of $8.4 million. Variable product costs included higher production costs of $17.1 million related to increased power and other raw materials prices offset in part by lower costs of $1.5 million on our non-ECU product purchase for resale. In addition, the current period had lower inventory usage of $1.3 million compared to the same period a year ago.
     Our fixed costs increase of $7.7 million was mainly comprised of higher logistical costs of $2.3 million, higher utilities costs of $1.8 million, increased employee related costs of $1.7 million and $1.7 million of environmental costs recognized in June 2006 for brine material disposal at our Dalhousie site. Some other companies may include certain of these costs in selling, general and administrative expenses, resulting in a lack of comparability between our gross profit and that reported by such other companies.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.3 million, or approximately 1%, to $25.5 million for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. The increase included $1.5 million of higher professional fees in the current period, primarily related to our ongoing effort of compliance with the Sarbanes-Oxley Act, in addition to increased legal costs. Additionally, there was an increase of $2.7 million in employee-related costs, which included stock-based compensation expense of $0.7 million. Partially offsetting these increases was a decrease of $1.4 million in bad debt expense resulting from improvements in accounts receivables related to certain customers within higher risk industries, a $2.5 million reduction in the employee bonus accrual compared to the prior period and a $0.3 million decrease in insurance costs resulting from a decrease in rates on premiums. Some other companies may include as a component of selling, general and administrative expenses certain costs that we recognize as cost of sales. As a result, our gross profit may not be comparable to that reported by such other companies.

     Other Items. Other items represented a gain of $24.7 million for the nine months ended September 30, 2006, compared to a cost of $2.5 million in the same period in 2005. The 2006 period primarily included gains of $22.5 million and $1.6 million, respectively, from the sale of land in Henderson, Nevada and Pittsburg, California. The Henderson land sale was completed on September 27, 2006 and included approximately 60 acres of vacant land located adjacent to our chlor-alkali manufacturing facility in Henderson, Nevada. Also included was a gain of $0.7 million from the satisfaction of certain purchase price contingencies related to the 2005 chlorine supply agreement entered into in connection with the disposition of our Cornwall chlorinated paraffin operations in 2005. The 2005 period primarily included a $1.3 million loss related to the sale of the chlorinated paraffin operations at the Cornwall facility, and $1.0 million relating to employee severance benefits related to Project STAR and the realignment of certain Canadian operations in the first quarter of 2005.
     Interest Expense, Net. Interest expense, net of $6.3 million for the nine months ended September 30, 2006 included interest expense of $7.9 million, net of interest income of approximately $1.6 million. For the same period in 2005, interest expense, net, of $12.0 million included interest expense of $12.4 million reduced by interest income of $0.4 million. The decrease of $5.7 million in interest expense, net, compared to the same period in 2005, resulted from lower debt balances during the 2006 period. The decrease in debt balances resulted from the retirement of all outstanding Tranche A Notes in August 2005 and the voluntary redemption of $50.0 million in principal amount of the $150.0 million of outstanding Senior Notes in January 2006.
     Other Income (Expense), Net. Other income (expense), net of $4.3 million in the first nine months of 2006 included a loss on debt extinguishment of $2.5 million, related to the premium payment for early debt extinguishment on the voluntary redemption of $50.0 million in principal amount of the Senior Notes in January 2006. Also included was a currency exchange loss of $2.1 million, which resulted from an decrease in the rate at which Canadian dollar denominated amounts were converted into U.S. dollar balances (from 1.16 at December 31, 2005, to 1.12 at September 30, 2006). The 2005 period included a $1.1 million expense primarily from currency exchange.
     Income Tax Expense We had income tax expense of $23.4 million for the nine months ended September 30, 2006, compared to $8.4 million expense in the first nine months of 2005. Income from our Canadian and U.S. operations gave rise to $19.3 million and $4.1 million, respectively, of tax expense in the latest period. Included in the Canadian tax expense was a one-time tax benefit of $3.0 million which resulted from the impact of recently enacted lower Canadian income tax rates for future years. The increase in income taxes for the nine months ended September 30, 2006 resulted from higher income before taxes and a change in the recorded valuation allowance. In the 2005 period, a larger amount of our income tax expense was offset by the decrease of a portion of the valuation allowance related to our U.S. NOL’s.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The nature of our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2005, did not change significantly during the nine months ended September 30, 2006.
ITEM 4. CONTROLS AND PROCEDURES
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting during the three months ended September 30, 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time and currently, we are involved in litigation relating to claims arising out of our operations in the normal course of our business. We maintain insurance coverage against potential claims in amounts that we believe to be appropriate. Set forth below are descriptions of certain of those matters.
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
     Albany, N.Y. Mercury Refining Superfund Site. In October 2005, Pioneer received a notice from the Environmental Protection Agency (the “EPA”) stating that the EPA has determined that Pioneer is a potentially responsible party with respect to the Mercury Refining Superfund Site in Albany County, New York. The notice alleges that from 1993 to 1995, Pioneer arranged for the treatment or disposal of mercury-bearing materials at the Mercury Refining Superfund Site. The EPA has indicated that the volume of those materials constitutes 1.49% of the total amount of hazardous substances sent to the site. Pioneer may face liability for a portion of the clean-up costs at the Mercury Recovery Superfund Site. In response to documentation provided to the EPA regarding Pioneer’s emergence from bankruptcy in 2001, the EPA informed Pioneer in an October 2006 letter that it appears that EPA’s claims against Pioneer, if any, would likely be barred by Pioneer’s bankruptcy.
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
     In our Form 10-K, we included the following as a Risk Factor:
The shipment of chlorine by rail may be negatively impacted by rail industry initiatives and potential changes to existing regulatory and/or legislative requirements.
     The Company ships approximately 62% of its annual production of chlorine by rail. Chlorine is classified as a hazardous material that is toxic by inhalation (commonly referred to as a Toxic Inhalation Hazard or “TIH”), and constitutes approximately 35% of the total TIH materials that are transported each year by the US freight rail industry. The rail industry, through the Association of American Railroads (“AAR”), has expressed concern that the shipment of chlorine by rail poses a safety concern because of past derailments of chlorine railcars that have caused injuries and deaths. The AAR, some cities and federal regulatory agencies also have raised security concerns that railcars carrying chlorine could be a target for terrorists. As a result of these safety and security concerns, our ability to ship chlorine by rail, which is critical to our ability to supply chlorine to our customers, may be negatively impacted by the following:
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
•	Proposed contract changes in our rail transport contracts. One of our existing rail transportation companies has notified its customers that ship chlorine, including us, that it will require new contract provisions that will have the effect of shifting any liability resulting from a railcar accident or terrorist attack to us. If we are required to accept such liability as a condition to maintaining our ability to ship chlorine, this could increase our insurance costs or hinder our ability to obtain insurance on commercially reasonable terms to cover these risks. Another of our existing rail transportation companies has requested the ability to terminate service to us upon 30 days’ notice. A railroad’s ability to force changes in the terms upon which services are provided to us, and to do so in a short period of time, means that available rail transportation could be reduced or even eliminated, or that we could be required to incur substantial increases in the cost of service. There could be further and more severe disruptions to rail service, which might affect our ability to meet our contractual obligations. Our chlorine plants are each served by only one rail carrier, so we do not have the ability to shift our business to alternate rail carriers.
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
     Material Change: On October 12, 2006, the AAR’s Tank Car Committee purportedly adopted a new chlorine tank car design called the Trinity railcar, which has been designed by TrinityRail, a subsidiary of Trinity Industries, Inc. This new railcar design is intended by the AAR to be effective as of January 1, 2007. Together with other chlorine shippers, we have objected to this decision on the basis that the final decision on railcar design is the responsibility of the Federal Railroad Administration (“FRA”), the process used by the Tank Car Committee was flawed, and that there is inadequate data to support the Committee’s assertion that the Trinity railcar is substantially safer than existing railcars. We understand that the FRA may initiate an accelerated rule making process with the goal of establishing a new chlorine railcar design that would be effective by the end of 2007. We support this initiative as well as other industry efforts to design a safer chlorine railcar and to improve the overall safety of rail transportation of chlorine. When a new chlorine railcar design is established, we will be required to replace our existing fleet of chlorine railcars within an expected time frame of approximately ten years. We anticipate that any new chlorine railcar requirement will result in substantial cost increases which we are unable to quantify at this time.
     Rail freight costs, which account for approximately 50% of our total transportation costs, includes certain rail contracts which are being renewed during the fall of 2006. These contracts, which cover approximately 55% of our aggregate rail freight, are being renewed at rates that are approximately 25% higher than last year.
     In our Form 10-K, we included the following as a Risk Factor:
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
     Material Change: At September 30, 2006, our cash and cash equivalents were $103.3 million which is roughly equal to our outstanding debt at such date. In early 2007, we anticipate that we will use a substantial portion of this cash to further reduce our Senior Notes. Further, we are currently evaluating our future capital needs and optimum capital structure. We anticipate that we will renew our Revolver prior to year-end for an additional six months, and then may refinance both our Revolver and outstanding Senior Notes in the first half of 2007.
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
ITEM 6. EXHIBITS

10.1	Third Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 7, 2006, File No 001-09859.

10.2	Fourth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 7, 2006, File No. 001-09859.

31.1	Certification of Michael Y. McGovern required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Gary L. Pittman required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Michael Y. McGovern required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Gary L. Pittman required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

99.1†	Items incorporated by reference from the Pioneer Companies, Inc. Form 10-K for the year ended December 31, 2005: Item 1A. Risk Factors.

†	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER COMPANIES, INC.
Date: November 8, 2006	By:	/s/ Gary L. Pittman
Gary L. Pittman
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

10.1	Third Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 7, 2006, File No 001-09859.

10.2	Fourth Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 7, 2006, File No. 001-09859.

31.1	Certification of Michael Y. McGovern required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Gary L. Pittman required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Michael Y. McGovern required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Gary L. Pittman required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

99.1†	Items incorporated by reference from the Pioneer Companies, Inc. Form 10-K for the year ended December 31, 2005: Item 1A. Risk Factors.

†	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.