Form 10-K
period 2006-12-31
PIONEER COMPANIES INC
filed 2007-03-15
CIK 830141

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File No. 000-31230

Pioneer Companies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	06-1215192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
700 Louisiana Street, Suite 4300,	77002
Houston, Texas	(Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(713) 570-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $.01 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $254.0 million as of June 30, 2006, based upon the closing sale price of the registrant’s common stock on the NASDAQ Global Market on that date. For purposes of the above statement only, all directors, executive officers and 10% shareholders are deemed to be affiliates.

There were 11,803,179 shares of the registrant’s common stock outstanding on March 1, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for the registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

Overview

Business and Products

Pioneer Companies, Inc. and its subsidiaries have manufactured and marketed chlorine, caustic soda and related products in North America since 1988. We conduct our primary business through our operating subsidiaries: PCI Chemicals Canada Company (which we refer to as PCI Canada) and Pioneer Americas LLC (which we refer to as Pioneer Americas). Approximately 52% of our annual production capacity of chlor-alkali products is manufactured by our two Canadian chlor-alkali plants in Becancour, Quebec and Dalhousie, New Brunswick, while the remaining 48% of our production capacity is manufactured by our two U.S. plants in Henderson, Nevada and St. Gabriel, Louisiana.

Chlorine and caustic soda are commodity chemicals that are used as raw materials in a wide variety of applications and chemical processes. We believe they are the seventh and sixth most commonly produced chemicals, respectively, in the United States, based on volume. Caustic soda and chlorine are co-products, which are produced simultaneously through the electrolysis of salt water in a fixed ratio of approximately 1.1 to 1. An Electrochemical Unit, which the industry refers to as an “ECU”, consists of 1.1 tons of caustic soda and 1 ton of chlorine.

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

In addition to chlorine and caustic soda, we also manufacture bleach, hydrochloric acid and sodium chlorate. Bleach is manufactured from chlorine and caustic soda and is used primarily in water treatment and disinfectant applications. Hydrochloric acid is manufactured from chlorine and is used in a wide range of industrial applications such as oil drilling, food processing, steel production, energy generation and mining. Sodium chlorate is manufactured by the electrolysis of salt water and is primarily used for bleaching pulp in the paper product industry.

Plant Locations and Production Capacity

We believe that our chlor-alkali production capacity represents approximately 5% of the chlor-alkali industry’s production capacity in the United States and Canada. Our aggregate production capacity at our plants is 725,000 ECU’s, or approximately 1,500,000 aggregate tons of chlorine and caustic soda. We also produce other downstream products using chlorine and caustic soda, primarily bleach and hydrochloric acid. Accordingly, the production capacity amounts below for bleach and hydrochloric acid assume the use of chlorine and caustic soda produced by us or purchased from third parties. We currently operate the following production facilities that produce chlorine, caustic soda and related products. Production capacity is stated in tons.

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

Planned Expansion of St. Gabriel, Louisiana Plant

On January 30, 2007, we announced that we are expanding our St. Gabriel, Louisiana chlor-alkali plant by approximately 25% from its current annual production capacity of 197,000 ECUs to 246,000 ECUs. The project will include the conversion of the plant to membrane cell technology from the existing mercury cell technology. The additional chlorine production from the planned expansion will be shipped to nearby customers via the three existing chlorine pipelines at the St. Gabriel site. The project will commence in the first quarter of 2007 with an anticipated completion in the fourth quarter of 2008. The capital costs associated with this project are estimated to be approximately $142.0 million.

We believe that the anticipated financial and strategic benefits of the project will commence upon its completion and are expected to include:

•	expanding the site’s manufacturing capacity by 49,000 ECUs to meet the demand from nearby industrial customers for chlorine supplied by pipeline at a competitive delivered price;

•	meeting increasing customer demand for high-quality membrane caustic soda;

•	significantly lower variable and fixed unit costs at the plant, due to:

•	improved energy efficiency from the new membrane cells which use approximately 29% less energy than the technology currently used at the plant; and

•	reduced maintenance and operating costs resulting from the use of the newer technology;

•	the incremental gross margin contribution from the additional 49,000 ECUs of production capacity; and

•	eliminating the use of mercury at this plant.

This project will also provide us with the ability to further expand the plant’s annual production capacity by an additional 97,000 ECUs, to an aggregate annual plant capacity of 343,000 ECUs. If undertaken, this additional expansion would cost approximately $25.0 million, and would be expected to significantly enhance the anticipated economic benefits from the St. Gabriel project. Before making this further expansion decision, we plan to determine whether customer commitments can be obtained for the additional chlorine production.

Chlorine Products Market; Competition

Chlor-alkali manufacturers in the United States and Canada account for approximately 22% of world chlor-alkali annual production capacity, with approximately 14.5 million tons of chlorine and 16.0 million tons of caustic soda production capacity. According to data from Chemical Market Associates, Inc. (“CMAI”), a global petrochemical, plastics, fibers and chlor-alkali consulting firm, the Dow Chemical Company (“Dow”) and Occidental Chemical Corporation (“OxyChem”) are the two largest chlor-alkali producers in North America, together representing approximately 57% of U.S. and Canadian capacity. Sixteen companies share the remaining capacity, and approximately 75% of the total capacity is located on the Gulf Coast.

Many of our larger competitors are fully integrated producers of chlorine, using their chlorine production to manufacture other down-stream intermediates or products which contain chlorine. In contrast, we are largely a merchant producer of chlorine and sell the significant majority of our chlorine to merchant customers rather than consuming it captively (although we do use some chlorine to manufacture bleach and hydrochloric acid). Consequently, we have a larger share of the merchant market for chlorine than our share of total industry chlorine capacity. At times, our fully-integrated competitors treat the caustic soda that they produce as a secondary product that they are willing to dispose of at a discount, which affects the prices we are able to realize for sales of caustic soda.

The chlor-alkali industry in North America is highly competitive, and many of our competitors, including Dow and OxyChem, are substantially larger and have greater financial resources than we do. While widely available technology is used in chlor-alkali production, there are large capital requirements, regulatory requirements and difficult permitting requirements for the production of chlor-alkali and chlor-alkali related products.

Competitive Advantages and Disadvantages.  Our ability to compete effectively depends on our ability to maintain a competitive cost structure, to provide reliable and responsive service to our customers and to operate in a safe and environmentally responsible manner. Our goal is to build long-term relationships with our customers by meeting their product quality, delivery schedule and sales support needs. We believe that there are some characteristics of our production capabilities that distinguish us from our competitors, including the following:

•	our Becancour facility is a low cost production facility as a result of the availability of low-priced hydropower;

•	our St. Gabriel facility is strategically located in one of the largest industrial complexes of chlorine buyers in North America and has three pipelines that allow us to efficiently transport and supply chlorine to customers in the area at a competitive delivered price; and

•	our Henderson facility is the only currently operating chlor-alkali production facility in the southwestern region of the United States, providing us with a strong regional presence and transportation cost advantages.

We also benefit from some down-stream integration and captive consumption of our chlor-alkali products in our bleach and hydrochloric acid operations. The markets and demand for these products tend to be regional as it is expensive to ship these products to other regions, and less cyclical than our chlor-alkali business.

Some of the competitive disadvantages that we face include:

•	relatively high power costs at our Henderson and St. Gabriel facilities, which costs are largely dependent on the price of natural gas which can be volatile;

•	our inability to serve some customers in Canada and the United States without incurring significant transportation costs, especially as the cost of rail transportation becomes more expensive and difficult;

•	our need to acquire salt from third-party producers, with attendant availability, cost and transportation issues;

•	our inability to spread our fixed costs over a large manufacturing base, like some of our much larger competitors; and

•	our St. Gabriel and Dalhousie facilities use the mercury cell production process, rather than the more efficient membrane cell technology used by many of our competitors which requires less power, although we recently announced that our St. Gabriel plant will be converted to membrane cell technology in a project that is anticipated to be completed in the fourth quarter of 2008.

Marketing

Chlorine and caustic soda are commodity chemicals that we typically sell under contracts to customers in the United States and Canada, although we occasionally export a relatively small amount of caustic soda on a spot basis. Because chlorine and caustic soda are commodity chemicals, our sales contracts often contain pricing that is determined on a quarterly basis by mutual agreement. Contracts that we entered into sometimes contain “meet or release” clauses that allow the customer to terminate the contract if we do not meet a better price offered the customer by a competitor. Our contracts may also allow either party to terminate the agreement if mutual agreement as to the applicable price for future product purchases is not reached.

Both the chlorine and caustic soda markets have been, and are likely to continue to be, cyclical. Production rates for chlorine and caustic soda are generally set based upon demand for chlorine, because storage capacity for chlorine is both limited and expensive. When demand for chlorine is high and operational capacity is expanded accordingly, an increase in the supply of both chlorine and caustic soda occurs since chlorine and caustic soda are produced in a fixed ratio. In such a market, chlorine prices typically rise while the price of caustic soda often decreases in response to the increased supply relative to demand. On the other hand, when demand for chlorine declines to a level below plant operational capacity and available storage is filled, production must be curtailed, even if demand for caustic soda has increased. As a result the price of caustic soda often increases because there is reduced supply for the existing demand. While the markets for chlorine and caustic soda have historically interacted in this manner, there have been occasions when these markets have interacted in a different manner, and there can be no assurance that these markets will interact the same way in the future as they have in the past.

Furthermore, periods of high demand, high capacity utilization and increasing operating margins tend to result in new plant investments in the industry and increased production until supply exceeds demand, followed by a period of declining prices and declining capacity utilization until the cycle is repeated. See Item 1A. “Risk Factors — The chlor-alkali industry is cyclical and subject to periodic downturns. . .” below.

Approximately 37% of our 2006 revenues came from product sales for use in water treatment, approximately 14% came from product sales for use in the pulp and paper industry and approximately 8% came from product sales for use by urethane producers. We rely heavily on repeat customers, and our management and sales personnel are responsible for developing and maintaining successful long-term relationships with our customers. We also sell certain products to distributors, although we have reduced our reliance on the use of distributors over the last several years. No customer accounted for more than 10% of our total revenues in any of our last three fiscal years.

The vinyl and aluminum industries use significant amounts of chlorine and caustic soda production. While we do not sell large amounts of our products to customers in either industry, conditions in those industries have a material effect on the overall market supply of chlorine and caustic soda and hence the prices paid by our customers.

We primarily use our own sales force to serve our markets, although we also sell some of our products to distributors. We use one of our downstream bleach production facilities and we lease five terminal facilities to store and distribute caustic soda, hydrochloric acid and sulfuric acid. We also use twelve transfer facilities owned by third parties and one terminal facility from a joint venture where rail shipments are transloaded to trucks for local distribution.

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

From time to time, we experience disruptions in our operations, which are generally caused by the following:

•	Unexpected Reductions in Customer Orders. Reductions in orders from our customers caused by seasonal fluctuations in usage or other factors, such as production disruptions at their facilities, can cause us to reduce plant production if we are not able to find alternate customers to purchase the excess product on short notice.

•	Planned and Unplanned Maintenance Outages. We regularly schedule maintenance outages at our plants to perform needed maintenance on the equipment. In addition, we may experience equipment failures or other problems that require a plant to be shut down to fix the problem.

•	Rail Transportation Disruptions. Disruptions in rail transportation can interrupt our ability to transport our products to our customers.

•	Acts of Nature. Acts of nature, such as hurricanes or floods, can disrupt our operations and our ability to receive raw materials, such as salt, into our plants.

Technology

We use three different technologies in the production of chlor-alkali products through the electrolysis of brine: diaphragm cell technology, mercury cell technology and membrane cell technology.

•	Diaphragm cell technology, which is used for approximately 60% of our production capacity, employs a coated titanium anode, a steel cathode and an asbestos or asbestos/polymer separator. While diaphragm cell technology consumes less power than mercury cell technology, it produces caustic soda with a relatively higher salt content and requires evaporation with steam to reach a commercial concentration.

•	Mercury cell technology, which is used in approximately 31% of our production capacity, employs a coated titanium anode and flowing mercury as a cathode. Mercury cell technology produces higher-purity caustic soda and does not require evaporation, but it consumes relatively more power, and the mercury requires heightened handling and control practices.

•	Membrane cell technology, which is used in approximately 9% of our production capacity and is generally the most energy efficient technology, employs a coated titanium anode, a nickel cathode and a fluorocarbon membrane separator. Compared to diaphragm cell technology, membrane cell technology produces higher-purity caustic soda and it requires lower power consumption and lower steam consumption. We believe that all of the new chlor-alkali plants that have been built in recent years use the membrane cell technology.

As recently announced on January 30, 2007, we will convert our St. Gabriel plant from mercury cell technology to membrane cell technology in a project that is expected to be completed in the fourth quarter of 2008. This project also will expand our production capacity at St. Gabriel by approximately 25%. Upon the completion of this project, our aggregate production capacity at our plants will be approximately 56% diaphragm cell, 39% membrane cell and 5% mercury cell technology. See Item 2 “Properties — Facilities” below for information regarding the use of these technologies by our chlor-alkali production facilities.

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

Energy and Other Raw Materials

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

Our Becancour facility is a low cost production facility as a result of the availability of low-priced hydropower. Our plants at St. Gabriel and Henderson, however, rely on power sources that primarily use natural gas for the generation of electricity, and accordingly, result in relatively higher and more volatile power costs.

The salt that we use for the production of chlorine and caustic soda is purchased from suppliers and transported to our manufacturing facilities in railcars, trucks, ships or barges.

Transportation

Approximately 55% of the chlorine that we produce is transported in railcars, with most of the balance transported through our three pipelines at our St. Gabriel plant or consumed on site to produce bleach and hydrochloric acid. We ship caustic soda by railcars, trucks, ships or barges, and we ship our other products by railcars or trucks. Approximately 47% of our caustic soda and 25% of our hydrochloric acid is transported by rail. At December 31, 2006, we had a fleet of 1,965 railcars used to transport our products, of which 1,903 are leased and 62 are owned. We also lease an additional 173 railcars that are used to transport salt to our facilities. In addition, we use third-party transportation operators for truck and water-borne distribution, although as described below, we are increasing our internal trucking operations. We also are increasing our ability to maintain inventory at leased terminal space. We now use five leased terminal facilities to store and distribute caustic soda, hydrochloric acid and sulfuric acid. We also use another twelve locations owned by third parties and one from a joint venture where rail shipments are transloaded to trucks for local distribution.

In order to improve the reliability of product deliveries to our customers, we have formed a motor carrier subsidiary, Pioneer Transportation LLC, which owns or leases its own trucks and has its own company drivers. At December 31, 2006, we had a fleet of 20 leased trucks. We presently deliver a portion of our product to our customers in the western United States through this subsidiary, and intend to steadily increase our trucking capabilities over the next few years. We presently have trucking operations at our bleach plant in Tacoma, Washington, at our chlor-alkali plant in Henderson, Nevada, and at one of our California terminals. During 2007, we plan to start up similar operations at our other bleach plants in Tracy and Santa Fe Springs, California. We expect our trucking operations will cover substantially all of our western United States operations by early 2008.

Since approximately 55% of the chlorine that we produce is shipped by railcar, the ability to economically ship chlorine by rail is critical to our ability to supply chlorine to our customers. Over the past two years, the prices charged for shipping chlorine, as well as caustic soda, have increased substantially. In addition, regulatory and rail industry requirements are being implemented to improve the safety of shipping chlorine by rail, but these new requirements are also expected to increase shipping costs. See Item 1A. Risk Factors — “The shipment of chlorine by rail may be negatively impacted by new regulatory and rail industry requirements.”

Environmental Regulation

U.S. Requirements

General.  Various federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, affect our operations and costs. In particular, our activities in connection with the production of chlor-alkali and chlor-alkali related products are subject to stringent environmental regulation. As with the industry generally, compliance with existing and anticipated regulations affects our overall cost of business. Areas affected include capital costs to construct, maintain and upgrade equipment and facilities. Anticipated and existing regulations affect our capital expenditures and earnings, and they may affect our competitive position to the extent that regulatory requirements with respect to a particular production technology may give rise to costs that our competitors might not bear. Environmental regulations have historically been subject to frequent change by regulatory authorities, and we are unable to predict the ongoing cost to us of complying with these laws and regulations or the future impact of such regulations on our operations. Violation of federal or state environmental laws, regulations and permits can result in the imposition of significant civil and criminal penalties, injunctions and construction bans or delays. A discharge of chlorine or other hazardous substances into the environment could, to the extent such event is not insured, subject us to substantial expense, including for claims by neighboring landowners and other third parties for any personal injury and property damage that might be alleged.

Air Emissions.  Our U.S. operations are subject to the Federal Clean Air Act and comparable state and local statutes. We believe that our operations are in substantial compliance with these statutes in all states in which we operate.

Amendments to the Federal Clean Air Act enacted in 1990 require or will require most industrial operations in the U.S. to incur capital expenditures in order to meet air emission control standards developed by the Environmental Protection Agency (“EPA”) and state environmental agencies. Among the requirements that are applicable to us are those that require the EPA to establish hazardous air pollutant emissions limitations and control technology requirements for chlorine production facilities.

In December 2003, the EPA issued maximum achievable control technology (“MACT”) standards that imposed limitations on hazardous air pollutant emissions from mercury cell chlor-alkali facilities, including our St. Gabriel facility. The new regulations required us to implement new MACT measures at our St. Gabriel facility prior to December 2006, including installing additional emission monitoring systems, adopting more stringent work practices and conducting more frequent operating and maintenance checks and repairs. We believe that we were in full compliance with the MACT standards by the end of 2006. As announced in January 2007, we will be converting our St. Gabriel plant from mercury cell technology to membrane cell technology with completion of the project anticipated during the fourth quarter of 2008. After the plant conversion, the plant will no longer use mercury and will not be subject to the MACT standards.

Our plants manufacture or use chlorine, which is in gaseous form if released into the air. Chlorine gas in relatively low concentrations can irritate the eyes, nose and skin, and in large quantities or high concentrations can cause permanent injury or death. In February 2007, our Tacoma bleach plant experienced a release of approximately 900 pounds of chlorine that required a temporary evacuation of the site and neighboring operations. There were no physical injuries to any employees or other persons, and we are not aware of any other claims resulting from this incident. We maintain systems to detect emissions of chlorine at our plants, and the St. Gabriel, Henderson and Becancour facilities are members of their local industrial emergency response networks. We believe that our insurance coverage is adequate with respect to costs that might be incurred in connection with any future release, although there can be no assurance that we will not incur substantial expenditures that are not covered by insurance if a major release occurs in the future.

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

Some states maintain groundwater and surface water protection programs that require permits for discharges or operations that may impact groundwater or surface water conditions. The requirements of these laws vary and are generally implemented through a state regulatory agency. These water protection programs typically require site discharge permits, spill notification and prevention and corrective action plans. We are currently implementing groundwater clean-up plans in California and Nevada under the auspices of the applicable State Water Control Authorities. Active groundwater remediation programs have been implemented at our Henderson facility. No groundwater recovery programs are currently planned or underway at any former or operating California facility. Further discussion of the Henderson groundwater remediation program is provided below.

Solid Waste.  We generate non-hazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. We believe that we are in compliance with the disposal standards for non-hazardous wastes that have been adopted by the EPA. However, it is possible that additional wastes, which could include “non-hazardous” wastes currently generated during operations, will in the future be designated by the regulations or other laws as “hazardous wastes.” Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Such changes in the regulations or laws could result in additional capital expenditures and operating expenses which could be material in amount.

RCRA also governs the disposal of hazardous wastes.  Based upon the quantity of hazardous waste generated, we are required to comply with the generator requirements of RCRA. However, we do not currently operate any active permitted RCRA treatment storage or disposal facilities. Therefore, we are not required to meet the more strict RCRA permit standards for managing hazard waste at onsite facilities, with the exception of the St. Gabriel facility which maintains a post-closure permit for a former disposal site.

The EPA may adopt additional regulations in the future. Our disposal costs could increase if regulatory changes are enacted. However, we do not anticipate any regulatory changes in the near future and believe our current disposal arrangements will allow us to continue to dispose of such wastes with no additional financial burden on us.

Hazardous Substances.  The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original act, on specified classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we generate waste that falls within CERCLA’s definition of a “hazardous substance.” We may be jointly and severally liable under CERCLA or comparable state laws for all or part of the costs required to clean up sites at which such hazardous substances have been disposed of or released into the environment.

We currently own or lease, and have in the past owned or leased, properties at which hazardous substances have been or are being handled. Although we have used operating and disposal practices that were standard in the industry at the time, hazardous substances may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes were not under our control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform control operations to prevent future contamination. However, no investigations or remedial activities are currently being conducted under CERCLA by third parties with respect to any of our current or former plant sites, with the exception of the chlor-alkali facility that we previously owned in Tacoma and sold in December 2005, where the activities are covered by an indemnity from the current owner. See “Indemnities — OxyChem Indemnity for Tacoma Site” below. Investigations and remedial activities have been carried out by us at certain facilities under the other state water pollution control regulations as discussed above. See also our discussion of the Albany, N.Y. Mercury Refining Superfund Site in Item 3. “Legal Proceedings” below.

Environmental Remediation.  Contamination resulting from spills of hazardous substances is not unusual within the chemical manufacturing industry. Although our current operating practices are designed with an intent to prevent such occurrences, such occurrences can occur from time to time in connection with normal operations. Historic spills and past operating practices have resulted in soil and groundwater contamination at several of our facilities and at certain sites where operations have been discontinued. We are currently addressing soil and/or groundwater contamination at several sites through assessment, monitoring and remediation programs with oversight by government agencies. In some cases we are conducting this work under administrative orders.

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

The Canadian Environmental Protection Act (“CEPA”) is the primary federal statute that governs environmental matters throughout the provinces. The federal Fisheries Act is the principal federal water pollution control statute. This law would apply in the event of a spill of caustic soda or another deleterious substance that adversely impacts marine life in a waterway. The Becancour and Dalhousie facilities are adjacent to major waterways and are therefore subject to the requirements of this statute. The Chlor-Alkali Mercury Release Regulations and the Chlor-Alkali Mercury Liquid Effluent Regulations, adopted under the CEPA, regulate the operation of the Dalhousie facility. In particular, these regulations provide for the quantity of mercury a chlor-alkali plant may release into the ambient air and the quantity of mercury that may be released with liquid effluent. We believe we have operated and are currently operating in compliance with these statutes. Canadian regulatory authorities have identified mercury contamination in the waterway adjacent to the Dalhousie facility, but we believe that if we were to have any liability for such contamination, it would be subject to one of the indemnities discussed below. See “Indemnities — PCI Canada Acquisition Indemnity” below.

Our mercury cell chlor-alkali plant at Dalhousie, New Brunswick generates solid brine material during the manufacturing process containing trace amounts of mercury. Up until 2000, this brine material was disposed of at a local landfill owned by us which is now filled to capacity. In mid 2006, we had approximately 26,500 tons of brine material at this plant site which had accumulated since 2000 and was in need of disposal. In May 2006, we were informed by the New Brunswick Department of the Environment that our planned disposal method for the brine material was no longer allowed because of changes in interpretations of the applicability of the regulatory guidelines, so we determined another means of disposing of the brine material. We recorded an additional liability of $1.7 million to reflect the additional cost of this disposal obligation in the second quarter of 2006 in addition to the previously recorded liability of $0.6 million. We believe this represents the best estimate of such disposal costs at this time, although actual costs could be greater. We generate approximately 4,400 tons of brine material each year during the manufacturing process. The expense for the brine material disposal is recognized as we manufacture our chlor-alkali products.

The primary provincial environmental laws include the Environmental Protection Act in the province of Ontario, the Quebec Environment Quality Act in Quebec and the Clean Environment Act in New Brunswick. In general, each of these acts regulates the discharge of a contaminant into the natural environment if such discharge causes or is likely to cause an adverse effect. We believe that our current operations are in substantial compliance with these requirements.

Environmental Remediation Liabilities and Asset Retirement Obligations

In the fourth quarter of 2006, we commissioned the most recent of our periodic assessments of our environmental remediation obligations. The 2006 study, like the preceding assessments in 2003 and 2005, was performed by an independent consulting firm and was based on scenario analysis to estimate the cost to remediate environmental contamination at all of our plant sites over periods not exceeding 30 years, which is the maximum time range normally used for the remediation and monitoring of a long-term site. For each scenario, the study also used cost estimating techniques that included actual historical costs, estimates prepared for us by our engineers and outside consultants, and other published cost data available for similar projects completed at the same or other sites.

The 2006 study included consideration of various factors, including, but not limited to, existing knowledge of site conditions, current regulations and their application by regulatory agencies, the use of various alternative remediation technologies, post-acquisition contamination not covered under existing environmental indemnity agreements and the inherent risk of disputes under some of the indemnity agreements due to passage of time. Based on the 2006 study, we estimated our total environmental remediation liabilities to be $16.5 million as of December 31, 2006. Such liabilities are included in other long-term liabilities in the consolidated balance sheets. It is our policy to record such amounts when it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. The ultimate costs and timing of environmental liabilities are difficult to predict. As a result, our environmental remediation liabilities are recorded at their undiscounted amounts.

In addition, the 2006 study was the first independent assessment of our asset retirement obligations related to our plants. Based on the 2006 study, we recorded asset retirement obligations of $11.0 million as of December 31, 2006. Asset retirement obligations are reported at their discounted amounts and will increase over time as the liability is accreted to its present value each period.

There can be no guarantee that actual environmental remediation costs or asset retirement costs will not exceed accrued amounts. At some of our locations, regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources. We could be required to incur additional costs to construct and operate remediation systems in the future. Our environmental reserves do not include any amounts with respect to liabilities that may arise as a result of the environmental legal matters discussed below in Item 3. “Legal Proceedings.”

Indemnities

ZENECA Indemnity.  Our Henderson, Nevada facility is located within what is known as the “Black Mountain Industrial Park.” Soil and groundwater contamination have been identified on or under land within and adjoining the Black Mountain Industrial Park, including land owned by us. In addition, a groundwater treatment system (“GWTS”) has been installed near our facility to treat contaminated groundwater pursuant to a 1983 consent agreement between the Nevada Division of Environmental Protection (“NDEP”) and processor owners of the facility. Further, in cooperation with the NDEP, studies are being conducted to further evaluate soil and groundwater contamination at our facility and other properties within the Black Mountain Industrial Park and to determine whether additional remediation will be necessary with respect to our property.

When we acquired the Henderson facility in 1988, the sellers agreed to indemnify us from, among other things, pre-closing operations that involved disposal, discharge or release of materials resulting from the former agricultural chemical and other non-chlor-alkali manufacturing operations at the Henderson facility. ZENECA Delaware Holdings, Inc. and ZENECA, Inc. (collectively, the “ZENECA Companies”) have assumed the indemnity obligations that benefit us. The ZENECA Companies are also responsible for costs arising out of the pre-closing actions at the Black Mountain Industrial Park. Under the ZENECA Indemnity, we may only recover indemnified amounts for environmental work to the extent that such work is required to comply with environmental laws or is reasonably required to prevent an interruption in the production of chlor-alkali products. Payments for environmental liabilities under the ZENECA Indemnity, together with other non-environmental liabilities for which the ZENECA Companies agreed to indemnify us, are limited to approximately $65.0 million. To date we have been reimbursed for approximately $12.0 million of costs covered by the ZENECA Indemnity, but the ZENECA

Companies have directly incurred additional costs that would further reduce the total amount remaining under the ZENECA Indemnity. Accordingly, the amount remaining under the ZENECA Indemnity is uncertain at this time.

In connection with the 1988 purchase of the Henderson facility, we agreed to pay for one-half of the operating and maintenance costs for the GWTS, and for pre- and post-acquisition environmental costs relating to the chlor-alkali manufacturing operations at the Henderson facility. Since 1988, we have been working cooperatively with the ZENECA Companies and another third party with shared responsibility for the GWTS to operate and maintain the GWTS, as well as to make certain capital improvements. For 2006, the total cost of the GWTS was approximately $2.5 million with our share being approximately $0.9 million. For 2007, the anticipated budget for the GWTS is expected to be approximately $3.0 million, with our share being approximately $1.0 million. In mid-2006, the NDEP required us and the other parties to apply for an Underground Injection Control (“UIC”) Permit for the GWTS. In late 2006, the NDEP issued a temporary UIC Permit with various requirements for the GWTS that could impose additional costs on us and the other companies. At this time, the requirements under the UIC Permit and an Administrative Order on Consent are being negotiated with the NDEP, so it is uncertain as to what the final requirements will ultimately be as well as the resulting costs.

In January 2006, a Settlement Agreement and Administrative Order on Consent was entered into by the NDEP and various of the companies with historical operations at the Black Mountain Industrial Park, including Pioneer Americas. While the agreement provides for joint and several liability for certain costs that will be incurred in remediating off-site contamination in the vicinity of our facility, we believe that the ZENECA indemnity extends to the liabilities associated with most, if not all, of such contamination.

The ZENECA Indemnity expired in April 1999, but it continues to apply to claims made prior to the expiration of the indemnity where proper notice to the ZENECA Companies was given. We believe that proper notice was provided to the ZENECA Companies with respect to outstanding claims under the ZENECA Indemnity. In connection with our bankruptcy in 2001, we reached an agreement with the ZENECA Companies where we confirmed our contractual obligations under the 1988 Purchase Agreement and clarified the division of responsibility of each party under the 1988 purchase agreement for identified environmental issues, with it being agreed that the GWTS would be a “shared” responsibility. The amount of our claims under the ZENECA Indemnity has not yet been determined. Additionally, the allocation of costs among Pioneer and the other companies with responsibility for the GWTS, given the ongoing and uncertain nature of the environmental work at Henderson, has not been determined. We believe that the ZENECA Companies will continue to honor their obligations under the ZENECA Indemnity for claims properly presented by us. If disputes arise between the parties concerning the ZENECA Indemnity or the allocation of costs with respect to the GWTS, we are contractually bound to submit our claims, which could potentially be substantial, to arbitration.

PCI Canada Acquisition Indemnity.  In connection with our acquisition of the assets of PCI Canada in 1997, Imperial Chemical Industrials PLC (“ICI”) and certain of its affiliates (together the “ICI Indemnitors”) agreed to indemnify us for certain liabilities associated with environmental matters arising from pre-closing operations of the Canadian facilities. In particular, the ICI Indemnitors have agreed to retain unlimited responsibility for environmental liabilities associated with the leased Cornwall site, liabilities arising out of the discharge of contaminants into rivers and marine sediments and liabilities arising out of off-site disposal sites. The ICI Indemnitors are also subject to a general environmental indemnity for other pre-closing environmental matters. This general indemnity will terminate on October 31, 2007, and is subject to a limit of $25.0 million CAN. We may not recover under the environmental indemnity until we have incurred cumulative costs of $1.0 million CAN, at which point we may recover costs in excess of $1.0 million CAN. As of December 31, 2006, we had not incurred any costs covered by the $25.0 million CAN indemnity, and currently we do not anticipate incurring any liabilities that will be recoverable under the indemnity.

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

In March 2003, we initiated arbitration proceedings to resolve a dispute with ICI regarding the applicability of certain of ICI’s covenants with respect to approximately $2.2 million CAN of equipment modification costs, most of which were capital expenditures that we made to achieve compliance with air emissions, effluent and waste sludge standards at our Becancour facility. Those arbitration proceedings are still pending.

OxyChem Indemnity for Tacoma Site.  In December 2005 we sold the site of a chlor-alkali facility that we previously operated in Tacoma to a subsidiary of OxyChem. In connection with the sale, we received an indemnification with respect to all obligations for the investigation, cleanup or remediation of the environment as a result of all past operations at the facility. On March 15, 2005, the U.S. District Court for the Western District of Washington entered a consent decree relating to the remediation of the Hylebos Waterway in Tacoma, and we were made a party to the decree by virtue of our ownership of the Tacoma site at the time. The indemnification that we received in connection with the sale of the facility extends to all obligations arising under the consent decree. The receipt of the indemnity for the environmental matters at the Tacoma facility resulted in a $4.5 million reduction in the environmental reserves that we had established earlier in the year with respect to the site. See our discussion of our environmental legal matters in Item 3. “Legal Proceedings” below, and Note 10 “Commitments and Contingencies — Litigation” of the notes to consolidated financial statements contained in Item 8.

Employees

As of December 31, 2006, we had 555 employees, 243 of whom are covered by collective bargaining agreements. Fifty-five of our employees at our Henderson facility are covered by a collective bargaining agreement with the United Steelworkers of America, which expires in March 2010. Nine employees at our Henderson facility are covered by a collective bargaining agreement with the International Association of Machinists and Aerospace Workers, which expires in March 2010. At our Becancour facility, 125 employees are covered by a collective bargaining agreement with the Communication, Energy and Paperworkers Union, which expires on April 30, 2012. Thirty-nine of our employees at the Dalhousie plant are covered by a collective bargaining agreement with the Communication, Energy and Paperworkers Union of Canada, which expires in May 2007. Fifteen employees at our Tacoma bleach facility are covered by a collective bargaining agreement with the Teamsters Union, which expires in December 2008. Our employees at our other production facilities are not covered by collective bargaining agreements. We consider our relationship with our employees to be satisfactory, and we have not experienced any recent strikes or work stoppages.

Financial Information about Geographic Areas

For financial information about our geographic areas of operation, see the table in Note 9 “Business Segment Information” of our consolidated financial statements, which presents revenues attributable to each of our geographic areas for the years ended December 31, 2006, 2005 and 2004, and assets attributable to each of our geographic areas as of December 31, 2006 and 2005.

Access to Filings

Access to our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) of the Exchange Act, as well as reports filed electronically pursuant to Section 16(a) of the Exchange Act, may be obtained through our Internet web site (http://www.piona.com) or on the website of the Securities and Exchange Commission at www.sec.gov. These reports may be viewed and printed at no cost as soon as reasonably practicable after we have electronically filed such material with the Securities and Exchange Commission. The contents of our Internet web site are not, and shall not be deemed to be, incorporated into this report.

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

Various statements this report contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Item 1, “Business,” Item 1A, “Risk Factors,” Item 2, “Properties,” and Item 3, “Legal Proceedings,” in Part I of this report and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and in the notes to consolidated financial statements contained in Item 8 of Part II of this report and elsewhere in this report. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution against any undue reliance on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Many of these risks, contingencies and uncertainties are described immediately below in Item 1A “Risk Factors” and also relate to, among other matters, the following:

•	general economic, business and market conditions, including economic instability or a downturn in the markets served by us;

•	the cyclical nature of our product markets and operating results;

•	competitive pressures affecting selling prices and volumes;

•	the supply/demand balance for our products, including the impact of excess industry capacity or the construction of new industry capacity;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of production hazards or an interruption in the supply of electricity, salt or other raw materials;

•	failure to comply with financial covenants contained in our debt instruments;

•	inability to make scheduled payments on or refinance our indebtedness;

•	loss of key customers or suppliers;

•	increased prices for raw materials, including electricity;

•	disruption of transportation or higher than expected transportation or logistics costs;

•	the occurrence of accidents in the manufacturing, handling, storage or transportation of chlorine, including chemical spills or releases at our facilities or railcar accidents that result in a chlorine release;

•	environmental costs and other expenditures in excess of those projected;

•	increased costs for litigation and other claims;

•	changes in laws and regulations inside or outside the United States;

•	uncertainty with respect to interest rates and fluctuations in currency exchange rates;

•	the outcome of the operational efficiency project that we began implementing in the first quarter of 2004;

•	the occurrence of extraordinary events, such as Hurricanes Katrina and Rita, the attacks on the World Trade Center and the Pentagon that occurred on September 11, 2001, or the war in Iraq;

•	increases in costs and delays in the completion of the St. Gabriel project; and

•	availability of appropriate financing or financing on terms that are unfavorable to us for the St. Gabriel project.

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

The chlor-alkali industry is cyclical, both as a result of changes in demand for chlorine and caustic soda, and as a result of the large increments in which new production capacity is added in the industry. Prices for both chlorine and caustic soda typically respond rapidly to changes in supply and demand. Our historical operating results reflect the cyclical nature of our industry. We experience cycles of fluctuating supply and demand in our chlor-alkali products business, which results in changes in selling prices. Periods of high demand, tight supply and increasing operating margins tend to result in increased capacity and production in the industry until supply exceeds demand, generally followed by periods of oversupply and declining prices. Because of the cyclical nature of our business, our pricing or profitability in the future may not be comparable to any particular historical period. See Item 1. “Business — Marketing, Production and Transportation”, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The chlor-alkali industry may experience adverse trends in the future, which could materially adversely affect our results of operations and financial condition.

The following factors contribute to the cyclical nature of our operating results:

•	Sensitivity to cyclical demand from our customers and general economic conditions. The businesses of most of our customers are, to varying degrees, cyclical and have historically experienced periodic downturns. These economic and industry downturns have been characterized by diminished product demand, excess manufacturing capacity and, in most cases, lower average sales prices. Therefore, any significant downturn in our customers’ markets or in global or domestic economic conditions could result in a reduction in demand for our products and could materially adversely affect our results of operations and financial condition. In addition, while we only sell a small percentage of our products overseas, our business is affected by general economic conditions outside of North America since many of our customers sell a portion of their products outside of North America. While demand for both chlorine and caustic soda has been strong during the past year, a decline in domestic and global economic conditions could materially adversely affect demand for our products in the future.

•	Cyclical imbalances in chlorine and caustic soda demand and production constraints. Because chlorine and caustic soda are produced in a fixed ratio, the supply of one product can be constrained both by the physical capacity of the production facilities and the ability to sell and store the co-product. When chlorine demand is high and production increases as a result, the price of caustic soda may be depressed if there is insufficient demand for the increased supply. This imbalance may have the effect of reducing our operating profits, or even creating operating losses, as declining margins in caustic soda may partially or totally offset or even exceed improving margins in chlorine. On the other hand, when chlorine demand declines so that available storage is filled, production operations must be curtailed, even if demand for caustic soda has increased. This imbalance may also have the effect of reducing our operating profits or even creating operating losses because the improving margins for caustic soda may be partially or totally offset or even exceeded by both declining margins in chlorine and the reduced production of both products. When substantial imbalances occur, we will often be forced to reduce prices or take actions that could have a material adverse effect on our results of operations and financial condition.

•	New industry production capacity is added in large increments. In 2006, a competitor began production at a new chlor-alkali plant in the Northwestern U.S. with an estimated production capacity of approximately 80,000 ECUs. This may impact the market served by our Henderson plant and overall pricing. In addition, another competitor has announced a new chlor-alkali facility in Louisiana with an estimated ultimate production capacity of 450,000 ECUs. This new plant is expected to commence operations in two stages, with the first stage of 300,000 ECUs estimated to occur during late 2007 and the timing of the second stage has not yet been announced. While we anticipate that the chlorine produced by this new Louisiana facility will be used internally by the competitor to produce other products, the added production of caustic soda is expected to put downward pressure on caustic soda prices in the markets served by our St. Gabriel plant and elsewhere. These capacity additions will be offset by other plant reductions, as Dow shuts down its Fort Saskatchewan, Alberta plant (490,000 ECUs) in late 2006 and OxyChem has announced it will shut down its Muscle Shoals, Alabama plant (132,000 ECUs) in the first half of 2008.

•	Limited ability to control selling prices. Most of our customers consider price one of the most significant factors when choosing among the various suppliers of chlor-alkali products. We have limited ability to influence prices in this large commodity market. Decreases in the average selling prices of our products could have a material adverse effect on our profitability. While we strive to maintain or increase our profitability by reducing costs through improving production efficiency, emphasizing higher margin products, and controlling selling and administration expenses, these efforts are usually not sufficient to offset fully the effect of any decline in ECU prices on operating results.

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

The expansion of our St. Gabriel facility subjects us to construction risks that could make the project more expensive or take longer to complete than anticipated.

The announced expansion of our St. Gabriel facility will require the expenditure of significant amounts of capital, which may exceed our expectations, and involves numerous regulatory, environmental, political and legal uncertainties. The project is currently estimated to cost $142.0 million. Given the size and scope of this project, however, it is possible that the actual costs may be higher than anticipated. In particular, some of the events that could result in cost overruns include:

•	higher than anticipated construction and labor costs in southern Louisiana in the aftermath of Hurricanes Katrina and Rita; and

•	an increase in the costs of the equipment required for the project.

Also, the announced expansion of our St. Gabriel facility is a large and complex project that may take longer to complete than anticipated. Some of the reasons for a delay in completion of the project include:

•	a shortage of skilled and other labor for construction projects in the wake of Hurricanes Katrina and Rita;

•	supply interruptions;

•	difficulty or inability to find suitable replacement parts for equipment;

•	permitting and other regulatory issues, license revocation and changes in legal requirements;

•	labor disputes and work stoppages;

•	unforeseen engineering and environmental problems; and

•	weather interferences and extraordinary events including fires, explosions, hurricanes and acts of terrorism.

We cannot predict the impact of these risks on our business operations. These risks, if they were to occur, could lead to additional costs, loss of additional anticipated cash flow from the plant expansion, and the failure to meet customer commitments for the additional production from the plant.

We will need to incur additional debt to fund the St. Gabriel project and may not have the ability to generate the cash needed to service such increased debt.

We will be required to increase the amount of our debt and use our existing cash balances to fund the payments needed for the St. Gabriel project, as well as to repay the $75.0 million of our Senior Notes that are due in December 2008. The future success of our operations will, in large part, dictate our ability to make scheduled payments on, and satisfy our obligations under, the debt we will incur to fund the St. Gabriel project. Our future operating performance will be affected by general economic, competitive, market, business and other conditions, many of which are beyond our control. In particular, market prices for our chlor-alkali products may decrease or our costs to produce and transport our products may increase, which would decrease our cash flow needed to service our increased debt. To the extent we are not able to meet our obligations under our outstanding debt, we will be required to restructure or refinance our debt, seek additional equity financing or sell assets. We may not be able to restructure or refinance our debt, obtain additional financing or sell assets on satisfactory terms or at all.

Higher energy prices could increase our cost of producing chlor-alkali products.

Energy costs are the largest component of the raw material costs to produce chlor-alkali products. As a result, increases in the cost of energy could adversely affect our results of operations and financial condition and may cause our production of chlor-alkali products to become less economical or even uneconomical. In particular, increases in natural gas prices directly increase our operating costs at our St. Gabriel and Henderson facilities, which rely on gas-powered energy producers. Natural gas-based power has generally been more costly than hydropower and has experienced greater price volatility than hydropower. In response to natural gas price increases during 2005, our electricity rates for these plants increased throughout most of 2005 to historically high levels, reaching a peak in October and November. During 2006, natural gas prices and the corresponding effect on our electricity rates have decreased from peak 2005 levels. With the continued volatility in the U.S. natural gas market, our future power costs are also expected to be volatile.

When energy prices rise, we may not be able to increase the selling prices of our products at the same time, and under those circumstances our operating margins would decrease. In addition, to the extent our competitors are able to secure less expensive power than we are due to their geographic location or otherwise, we may be at a competitive disadvantage. We are unable to predict the future impact that energy prices may have on the results of our operations. See Item 1. “Business — Marketing, Production and Transportation” above.

The shipment of chlorine by rail may be negatively impacted by new regulatory and rail industry requirements.

We ship approximately 55% of our annual production of chlorine by rail, so that the ability to economically ship chlorine by rail is critical to our ability to supply chlorine to our customers. Chlorine is classified as a hazardous material that is toxic by inhalation (commonly referred to as a Toxic Inhalation Hazard or “TIH”), and constitutes approximately 35% of the total TIH materials that are transported each year by the US freight rail industry. The rail industry, through the Association of American Railroads (“AAR”), has expressed concern that the shipment of chlorine by rail poses a safety and liability concern because of past derailments of chlorine railcars that have caused injuries and deaths. Certain regulatory agencies, the AAR and some U.S. cities also have raised security concerns that railcars carrying chlorine could be a target for terrorists. As a result of these safety, liability and security concerns, the cost and difficulty of shipping chlorine by rail may be negatively impacted by the following:

•	Proposed new tank car standards. The AAR’s tank car standard committee, the Tank Car Committee, and the Federal Railroad Administration (“FRA”), are both working to adopt new tank car performance standard for chlorine and other TIH railcars that have the goal of reducing the possibility of a chlorine or other TIH material release in the event of a railcar accident. When a new railcar design is established, which is expected by the end of 2007, we may be required to replace our existing fleet of chlorine railcars within an expected time frame possibly as short as ten years. We anticipate that any new chlorine railcar requirement will result in material cost increases that we are unable to quantify at this time. In addition, the uncertainty with the railcar design requirements has prompted some existing lessors of chlorine railcars to stop leasing or building chlorine railcars. Accordingly, in 2006, we were required to purchase 62 railcars that we formerly leased which has increased our costs. Further, some chlorine lessors have started to scrap chlorine cars instead of repairing them which has further tightened the current chlorine car market.

•	Increased rail transport prices. During the past few years, rail carriers have imposed substantially higher rates to transport chlorine and other TIH materials than most other chemicals due to safety and security concerns with chlorine products. As a result, as our rail contracts are coming up for renewal, we are experiencing cost increases for chlorine shipment that range from 15% to 30% on average per year. Our chlor-alkali plants are each served by only one rail carrier, so we do not have the ability to shift our business to alternate rail carriers to seek lower prices to ship our products. Rates for shipping caustic soda and our other products have also increased substantially and may continue to rise.

•	Proposed new federal regulations affecting TIH rail shipments. In December 2006, the Transportation Security Administration (“TSA”), which is part of the Department of Homeland Security, and the Pipeline and Hazardous Materials Safety Administration of the Department of Transportation, proposed new security regulations which are designed to reduce the risk, and increase the security, of transporting TIH materials by rail. These proposed regulations include the expedited movement and re-routing of railcars carrying TIH through high threat urban areas, the minimization of the time loaded TIH railcars are unattended, and the secure handoff of TIH railcars at carrier interchanges. The rail industry has already begun to implement some of the new security measures. These new regulations, once fully implemented, are expected to increase the difficulty of shipping chlorine by rail and to impose additional costs on both rail carriers and shippers to comply with the new requirements.

We require rail transportation to efficiently and cost-effectively ship our chlorine and other products to our customers. Each of the matters discussed above could make it more difficult and/or substantially more expensive for us to ship chlorine by rail. Furthermore, our ability to increase prices when rail shipment costs increase may be limited both by existing contracts that require us to bear the risks of increased transportation costs and market conditions existing at that time.

We face competition from other chemical companies, which could adversely affect our revenues and financial condition.

The chlor-alkali industry in which we operate is highly competitive. We encounter competition in price, delivery, service, performance, and product recognition and quality, depending on the product involved. Many of our competitors are significantly larger and have greater financial resources than we do. Additionally, some of our competitors have chlor-alkali manufacturing facilities that are larger and more cost-effective than our facilities. Among our competitors are two of the world’s largest chemical companies, Dow and OxyChem. Because of their greater financial resources and manufacturing economies of scale, these and other larger companies in our industry may be better able to withstand severe price competition and volatile market conditions. See Item 1 “Business — Overview — Chlorine Products Market; Competition” above.

We are subject to possible risk of terrorist attacks or railcar accidents which could adversely affect our operations.

Since September 11, 2001, there have been increasing concerns that chemical manufacturing facilities and railcars carrying chlorine and other TIH materials may be at an increased risk of future terrorist attacks. There have also been increasing concerns that a railcar accident could involve the release of chlorine that could cause injuries or deaths. Additionally, federal, state and local governments have begun a regulatory process that could lead to new regulations impacting the security of chemical industry facilities. Our business could be adversely impacted if a terrorist incident were to occur at any chemical facility or while a railcar or tank truck was transporting chlorine or any similar chemical. Our business also could be adversely impacted by a railcar accident that involved a chlorine release, especially if such accident occurred in a densely-populated area. In addition, our business could be affected by the cost of complying with new regulations. While we carry insurance for terrorist attacks and accidents, there can be no assurances that the coverage or amounts of such insurance would be sufficient to cover the losses that could result from any such incident that affected one of our facilities, railcars or tank trucks.

Our facilities are subject to operating hazards and other disruptions that may disrupt our operations.

We are dependent upon the continued safe operation of our production facilities. Our production facilities are subject to hazards associated with the manufacture, handling, storage and transportation of hazardous and TIH materials and products, including leaks and ruptures, chemical spills or releases, pollution, explosions, fires, inclement weather, natural disasters, unscheduled downtime and environmental hazards. From time to time in the past, incidents have occurred at our plants, including hazardous chlorine releases that have temporarily shut down or otherwise disrupted our manufacturing, causing production delays and resulting in liability for injuries. In addition, our production is subject to disruption by outside events that are beyond our control, such as rail transportation disruptions, unexpected reductions in customer orders, planned and unplanned maintenance outages, and acts of nature. We believe our operating and safety procedures are consistent in all material respects with those established by the chemical industry as well as those recommended or required by federal, state and local governmental authorities. However, we may experience these types of incidents in the future and these incidents could result in production delays or otherwise could materially adversely affect our results of operations and financial condition.

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

We perform periodic assessments of our environmental obligations, with the most recent being at the end of 2006. The 2006 study, like the preceding assessments in 2005 and 2003, was performed by an independent consulting firm and was based on scenario analysis to estimate the cost to remedy environmental concerns at all of our plant sites. For each scenario, the study also used cost estimating techniques that included actual historical costs, estimates prepared for us by our engineers, outside consultants and other published cost data available for similar projects completed at the same or other sites. See Item 1 “Business — Environmental Regulation — Environmental Remediation Liabilities and Asset Retirement Obligations.” Based on the 2006 study, our total estimated environmental liabilities were $16.5 million at December 31, 2006. We base our environmental reserves on undiscounted costs. There can be no assurances that actual remedial costs or associated liabilities will not exceed accrued amounts. At some of our locations, regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources. We could be required to incur additional costs to construct and operate remediation systems in the future. In addition, our environmental reserves do not include any amounts with respect to liabilities that may arise as a result of the environmental legal matters discussed below in Item 3. “Legal Proceedings.”

We are subject to litigation and other claims, which could cause us to incur significant expenses.

We are a defendant in a number of pending legal proceedings relating to our present and former operations. See Item 3. “Legal Proceedings” for a description of certain legal proceedings pending against us, which include alleged exposure of plaintiffs to mercury vapor emissions and to asbestos. We believe we have valid defenses to these proceedings and are defending them vigorously. Because of the inherent uncertainties of litigation, however, we are unable to predict the outcome of these proceedings and therefore cannot determine whether the financial impact, if any, will be material to our financial position or results of operations.

We are exposed to the financial and tax effects of U.S. to Canadian dollar currency translation, which are subject to economic forces beyond our control.

A portion of our sales and expenditures are denominated in Canadian dollars, and accordingly, our results of operations and cash flows are affected by fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar. Future changes in the relative value of the U.S. dollar against the Canadian dollar will impact our financial condition and results of operations.

In addition, our Senior Notes, while denominated in U.S. dollars, were issued by our Canadian subsidiary. As a result, the payment of the Senior Notes prior to or at maturity may create a tax liability due to changes in the exchange rate. For Canadian tax purposes, a foreign exchange gain or loss is determined based on the difference between the exchange rate prevailing when the debt repayment is made and the exchange rate of 1.59 when the Senior Notes were originally issued on December 31, 2001. Our redemption of $50.0 million of the Senior Notes on January 13, 2006, when the exchange rate was 1.16, resulted in a foreign exchange gain (treated as a capital gain for Canadian tax purposes) of approximately $18.7 million. In Canada, capital gains are taxable at half of the regular federal and provincial rates. While we had a capital loss carryforward for Canadian tax purposes sufficient to offset this gain in 2006, the tax consequences of the redemption resulted in the use of a substantial portion of our Canadian capital loss carryforward which is no longer available for use against future income. The redemption of the $25.0 million of Senior Notes on January 12, 2007, when the exchange rate was 1.18, resulted in foreign exchange gain of $8.9 million before utilization of the remainder of the Canadian capital loss carryforward. After applying the remainder of our capital loss carryforward, the taxable foreign exchange rate gain on this transaction will be approximately $3.6 million. The Senior Notes are due in December 2008 and we are planning to refinance the remaining $75.0 million principal balance of the Senior Notes in the first half of 2007. If we refinance the Senior Notes prior to their scheduled maturity date, this would accelerate the realization of any related tax liabilities due to exchange rate differences. If the exchange rate for Canadian dollars to U.S. dollars on the date of payment of any portion of the Senior Notes is less than the exchange rate when the Senior Notes were originally issued on December 31, 2001, we would have a Canadian tax liability based on such difference, which could be material.

Should the exchange rate upon redemptions of the remaining $75.0 million be similar to the rate at the time of the January 2007 redemption (1.18), we would have a foreign exchange gain of approximately $27.0 million, which would result in a tax liability of approximately $4.0 to $5.0 million.

We face risks from continued declines in the pulp and paper industry.

In 2006, approximately 14% of our sales were to customers in the pulp and paper industry, a decrease from approximately 18% in 2005 and 23% in 2004. The pulp and paper industry sector has experienced difficult economic conditions over the past few years that have led to numerous plant closings. Although the rate of decline appears to have lessened in 2006, any continued decline in this industry would be expected to reduce future demand for our products and could affect our ability to collect amounts due from customers in this industry sector, especially if a customer went bankrupt. Therefore, if the economic decline of this industry continues, it could adversely affect our results of operations and financial condition.

Labor disputes under our collective bargaining agreements may disrupt our business.

As of December 31, 2006, approximately 44% of our employees are employed under the terms of collective bargaining agreements. One of our collective bargaining agreements will expire in 2007 (Dalhousie — 39 employees), one will expire in 2008 (Tacoma — 15 employees), two agreements will expire in 2010 (Henderson — 64 employees) and the remaining agreement will expire in 2012 (Becancour — 125 employees). In the future we could be involved in labor disputes in connection with the renegotiation of these agreements or otherwise that could lead to strikes or work stoppages, and the resulting production delays could have a material adverse effect on our business, financial condition or results of operations. See Item 1 Business — Employees.

Our pension plans are currently underfunded, and may need to be funded in future years.

We have defined benefit pension plans that may require additional funding of an uncertain amount in the future. If there are declines in the securities markets or declines in the discount rate used to estimate our pension liability, our underfunded pension liability will increase and we may have to fund additional amounts to our defined benefit pension plans in future years.

We are dependent upon a limited number of key suppliers.

The production of chlor-alkali products principally requires electricity, salt, steam and water as raw materials, and if the supply of such materials were limited or a significant supplier failed to meet its obligations under our current supply arrangements, we could be forced to incur increased costs which could have a material adverse effect on our financial condition, results of operations or cash flows. Our chlor-alkali plants are each served by only one rail carrier, so we do not have the ability to shift our business to alternate rail carriers to seek lower prices to ship our products. See the Risk Factor, “The shipment of chlorine by rail may be negatively impacted by new regulatory and rail industry requirements.”

The concentrated ownership of our common stock may have the effect of delaying or preventing a change of control of our company.

As of March 1, 2007, based on information that we have obtained from filings with the Securities and Exchange Commission, Barclays Global Investors, NA. et.al, Gates Capital Management, Inc. et al., Hotchkis & Wiley Capital Management, LLC et al., Kingdon Capital Management, LLC et al. and Mellon Financial Corporation, owned approximately 11.59%, 6.1%, 7.0%, 5.09% and 5.33%, respectively, of the outstanding shares of our common stock. As a result, these beneficial owners, especially if they were to act together, could be in a position to significantly influence the outcome of matters requiring a stockholder vote, including the election of directors, the adoption or amendment of provisions in our certificate of incorporation or bylaws and the approval of mergers and other significant corporate transactions. This concentrated ownership of our common stock may have the effect of bringing about, delaying or preventing a change of control of our company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There were no written comments received from the staff of the Securities and Exchange Commission regarding the Company’s periodic or current reports under the Act which were received more than 180 days before the end of the fiscal year that ended December 31, 2006, and which remain unresolved.

ITEM 2.	PROPERTIES

Facilities

The following provides certain information with respect to our production facilities and other locations:

Becancour, Quebec.  The Becancour facility is located on a 100-acre site in an industrial park on the deep-water St. Lawrence Seaway. The facility was constructed in 1975, with additions in 1979 and 1997. Annual production capacity is 340,000 tons of chlorine and 383,000 tons of caustic soda. In addition, the facility is capable of producing 250,000 tons of hydrochloric acid and 236,000 tons of bleach. Approximately 82% of the Becancour facility’s chlor-alkali production is based on diaphragm cell technology, and more efficient membrane cell technology accounts for the remaining 18% of production.

St.  Gabriel, Louisiana.  The St. Gabriel facility is located on a 100-acre site near Baton Rouge, Louisiana. Approximately 228 acres adjoining the site are available to us for future industrial development. The St. Gabriel facility was completed in 1970 and is situated on the Mississippi River with river frontage and deepwater docking, loading and unloading facilities. Annual production capacity at the St. Gabriel facility is 197,000 tons of chlorine and 216,700 tons of caustic soda, using mercury cell technology. In January 2007, we announced that we will expand this plant’s capacity by 25%. In connection with this expansion, we will convert this plant to the more efficient membrane cell technology. We anticipate that this expansion and conversion will be completed in the fourth quarter of 2008.

Henderson, Nevada.  The Henderson facility is located on an approximately 309-acre site near Las Vegas, Nevada. Approximately 70 acres are developed and used for production facilities. The Henderson facility, which began operation in 1942 and was upgraded and rebuilt in 1976-1977, uses diaphragm cell technology. Annual production capacity at the Henderson facility is 152,000 tons of chlorine and 167,200 tons of caustic soda. In addition, the facility is capable of producing 130,000 tons of hydrochloric acid and 180,000 tons of bleach per year. The Henderson facility is part of an industrial complex shared with three other manufacturing companies. Common facilities and property are owned and managed by subsidiaries of Basic Management, Inc. (“BMI”), which provide common services to the four site companies. BMI’s facilities include extensive water and high voltage power distribution systems and access roads.

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

Tacoma, Washington.  The Tacoma facility includes a bleach production plant capable of producing 90,000 tons per year, and a chlorine repackaging plant on a five-acre company-owned site.

Other Facilities.  Our corporate headquarters is located in leased office space in Houston, Texas, under a lease terminating in 2011. We lease office space in Montreal, Quebec under a lease that terminates in 2011 and that provides us with a cancellation option exercisable in 2008. We also have leased sales offices in Atlanta, Georgia and Walnut Creek, California. In addition, we lease five terminal facilities to store and distribute caustic soda, hydrochloric acid and sulfuric acid. We use an additional twelve transfer facilities owned by third parties and one terminal facility of a joint venture where rail shipments are transloaded to trucks for local distribution. We lease a facility site for our former operations in Cornwall, Ontario, which expires in October 2007.

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

In January 2005, the LDEQ issued a violation notice to us as a result of this mercury vapor emissions release. In December 2005, the LDEQ issued a penalty assessment of $402,742 with respect to the violation. Given the facts and circumstances, we do not believe that this penalty assessment is appropriate, and have initiated an administrative appeal to contest it.

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

Albany, N.Y. Mercury Refining Superfund Site.  In October 2005, we received a notice from the EPA stating that the EPA has determined that we are a potentially responsible party with respect to the Mercury Refining Superfund Site in Albany County, New York. The notice alleges that from 1993 to 1995, we arranged for the treatment or disposal of mercury-bearing materials at the Mercury Refining Superfund Site. The EPA has indicated that the volume of those materials constitutes 1.49% of the total amount of hazardous substances sent to the site. We may face liability for a portion of the clean-up costs at the Mercury Recovery Superfund Site. In response to documentation provided to the EPA regarding our emergence from bankruptcy in 2001, the EPA informed us in an October 2006 letter that it appears that EPA’s claim against us, if any, would likely be barred by our bankruptcy.

St. Gabriel Asbestos Premises Liability Lawsuits.  We are involved as one of a number of defendants in a number of pending “premises liability” lawsuits in Louisiana. These premise liability cases allege exposure to asbestos-containing materials by employees of third-party contractors or subcontractors who allegedly performed services at our St. Gabriel, Louisiana facility, and do not relate to any products manufactured or sold by us or any predecessor company. We believe there are approximately 65 pending premises liability lawsuits which allege or may allege exposure at the St. Gabriel plant. Most of these lawsuits have multiple plaintiffs who make claims against multiple defendants without providing reliable details of where or when the claimants were exposed to asbestos. The facts necessary to evaluate the claims and estimate any potential liabilities must be obtained through extensive discovery, which many times are not available until near the time of trial. Since most of these cases are in the preliminary stages, we are unable to estimate a range of potential liability for these cases at this time, but we do not believe that the outcome of these cases will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2006 to a vote of security holders.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and current offices of our executive officers, each of whom is to serve until the officer’s successor is elected or appointed and qualified or until the officer’s death, resignation or removal by the Board of Directors, are set forth below.

Name	Age	Office

Michael Y. McGovern	55	Director, Chairman, President and Chief Executive Officer
David A. Scholes	61	Director, Senior Vice President, Operations
Gary L. Pittman	51	Senior Vice President, Chief Financial Officer, Secretary and Treasurer
Jerry B. Bradley	61	Vice President, Human Resources
Ronald E. Ciora	65	Vice President, Sales and Marketing
Michael Mazzarello	52	Vice President, Logistics and Materials Management
Carl Monticone	35	Vice President, Controller and Assistant Secretary
Gary L. Sulik	53	Vice President, Manufacturing
Bruce K. Williams	53	Vice President, Distribution

Michael Y. McGovern has served as our President and Chief Executive Officer since September 2002, and our Chairman since January 2006. He has been a director of Pioneer since December 2001. From April 2001 until January 2003, he was President and Chief Executive Officer and a director of Coho Energy, Inc., a publicly-held oil and gas exploitation, exploration and development company. In February 2002, Coho Energy, Inc. filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Mr. McGovern also serves as a director of GEO Specialty Chemicals, Inc., a specialty chemicals manufacturer.

David A. Scholes has served as our Senior Vice President, Operations since May 2006 and has served as a director of Pioneer since March 2005. He served as Vice President, Manufacturing from March 2001 to May 2006. He was our Vice President, Manufacturing — U.S. from November 1999 to March 2001, and Vice President — Manufacturing of a predecessor of Pioneer Americas from January 1997 to November 1999. Prior to that time, he was manager of OxyChem’s Houston chemical complex. Mr. Scholes was an executive officer of Pioneer in July 2001 when the petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code was filed.

Gary L. Pittman has served as our Senior Vice President and Secretary since May 2006, Chief Financial Officer since December 2002 and as our Treasurer since August 2004. From April 2000, to September 2002, he was Vice President and Chief Financial Officer of Coho Energy, Inc. In February 2002 Coho Energy, Inc. filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. From August 1999 to March 2000, Mr. Pittman was Chief Financial Officer of Bell Geospace, Inc., a privately-held data-based oil service company.

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

Ronald E. Ciora has served as our Vice President, New Business Development since May 2006 and Vice President, Sales and Marketing since September 2006. He previously served as Vice President, Sales and Marketing from February 2004 until May 2006. From August 2003 to February 2004, he was our Vice President, Caustic Soda;

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

Carl Monticone has served as our Vice President and Controller since August 2004 and as Assistant Secretary since May 2006. From April 2003 to August 2004 he was our Treasurer and from 1998 to 2003 he was our Accounting and Reporting Manager. From 1994 to 1997 Mr. Monticone held various accounting positions with ICI Canada Inc.

Gary L. Sulik has served as our Vice President, Manufacturing since May 2006. From 2004 to May 2006, he served as the Director Manufacturing — West Coast, with the responsibilities of directing the Company’s three bleach plants located in Tacoma, Washington and Tracy and Santa Fe Springs, California and managing our chlor-alkali manufacturing facility located in Henderson, Nevada. From 1997 to 2004, he served as the plant manager for our chlor-alkali manufacturing facility in Henderson, Nevada. Prior to joining the Company in 1997, Mr. Sulik worked for 22 years in various positions with Diamond Shamrock Chemical Corporation and Occidental Chemical Corporation.

Bruce K. Williams has served as our Vice President, Distribution since November 2005. From March 2004 to November 2005 he was our Director of Customer Service and Production Planning, from September 2003 to March 2004 he was our Logistics Manager, and from January 1999 to August 2003, he was Plant Manager at the Tracy and Santa Fe Springs bleach plants. Prior to January 1999, he was Director of Transportation of All Pure Chemical Co. Inc., a separate Pioneer subsidiary engaged in the production and sale of bleach and repackaged chlorine in the Western U.S. before it was merged into Pioneer Americas.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Global Market under the symbol “PONR.” As of March 1, 2007, we had 11,803,179 shares of common stock outstanding and 626 shareholders of record. The closing price of shares of our common stock on March 1, 2007, as quoted on the NASDAQ Global Market, was $30.91.

The following table contains information about the high and low sales prices per share of our common stock from January 1, 2005 through April 13, 2006, and the high and low bid prices per share of our common stock from April 14, 2006 through December 31, 2006. Price information reflects quotes from the NASDAQ Global Market from April 14, 2006, and from the OTC Bulletin Board before then. Information about OTC bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	Bid Price
	High	Low

2006
Fourth Quarter	$30.39	$24.27
Third Quarter	28.74	21.75
Second Quarter	34.45	25.92
First Quarter	33.80	28.59
2005
Fourth Quarter	$30.20	$21.26
Third Quarter	26.20	21.48
Second Quarter	23.89	17.34
First Quarter	28.45	18.00

There were no repurchases of our equity securities by us during the year ended December 31, 2006.

Dividend Policy

We currently do not anticipate paying dividends on our common stock. The covenants in the agreements related to our revolving credit facility and our Senior Notes (collectively, “Senior Secured Debt”) prohibit the payment of dividends on our common stock, other than dividends payable solely in our common stock, for so long as any Senior Secured Debt remains outstanding. Unless we prepay amounts outstanding on our Senior Notes, we will have borrowings outstanding thereunder until December 31, 2008. Any determination to declare or pay dividends out of funds legally available for that purpose after repayment of our Senior Secured Debt will be at the discretion of our board of directors and will depend on our future earnings, results of operations, financial condition, capital requirements, future contractual restrictions and other factors our board of directors deems relevant. No cash dividends have been declared or paid during the three most recent fiscal years.

Equity Compensation Plan Information

The following table presents information as of December 31, 2006 regarding our 2006 Stock Incentive Plan which was amended and restated on May 2, 2006, to increase the number of authorized shares from 1.0 million to 2.0 million shares:

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance under
	to be Issued upon	Weighted Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	178,039	$11.74	1,109,479
Equity compensation plans not approved by security holders	—	—	—

Total	178,039	$11.74	1,109,479

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial information is derived from our consolidated financial statements. No cash dividends were declared or paid for the periods presented below. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the related notes.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Statement of Operations Data:
Revenues	$525,705	$515,715	$407,115	$378,675	$316,907
Cost of sales — product	(412,030)	(376,225)	(353,454)	(340,804)	(296,622)
Cost of sales — derivatives (1)	—	—	—	(20,999)	12,877

Gross profit	113,675	139,490	53,661	16,872	33,162
Selling, general and administrative expenses	(32,373)	(38,187)	(27,608)	(23,204)	(23,893)
Change in fair value of derivatives (1)	—	—	—	87,271	23,566
Asset impairment (2)	—	—	—	(40,818)	(16,941)
Gain (loss) on asset disposition and other, net (3)	26,642	(1,222)	(3,974)	(340)	(3,143)

Operating income	107,944	100,081	22,079	39,781	12,751
Interest expense, net	(6,947)	(15,267)	(18,356)	(19,064)	(18,891)
Other income (expense), net (4)	(2,289)	(1,543)	(2,838)	(5,816)	602

Income (loss) before income taxes	98,708	83,271	885	14,901	(5,538)
Income tax (expense) benefit (5)	(31,463)	(10,781)	(2,127)	3,286	781

Income (loss) before cumulative effect of change in accounting principle	67,245	72,490	(1,242)	18,187	(4,757)
Cumulative effect of change in accounting principle, net of tax (6)	—	(2,194)	—	—	—

Net income (loss)	$67,245	$70,296	$(1,242)	$18,187	$(4,757)

Income (loss) per share:
Basic
Income (loss) before cumulative effect of change in accounting principle	$5.71	$6.37	$(0.12)	$1.82	$(0.48)
Cumulative effect of change in accounting principle, net of tax	—	(0.19)	—	—	—

Net income (loss)	$5.71	$6.18	$(0.12)	$1.82	$(0.48)

Diluted
Income (loss) before cumulative effect of change in accounting principle	$5.67	$6.14	$(0.12)	$1.79	$(0.48)
Cumulative effect of change in accounting principle, net of tax	—	(0.19)	—	—	—

Net income (loss)	$5.67	$5.95	$(0.12)	$1.79	$(0.48)

Other Financial Data:
Net cash flows from operating activities	$91,310	$102,948	$19,639	$14,261	$250
Net cash flows from (used in) investing activities	15,234	(10,350)	(8,069)	(9,998)	(8,568)
Net cash flows from (used in) financing activities	(53,968)	(46,094)	2,472	(5,367)	6,392
Capital expenditures	12,314	12,605	8,384	9,998	10,615
Depreciation and amortization	24,335	24,564	25,514	21,551	24,926

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Balance Sheet Data:
Total assets	$442,823	$398,937	$351,604	$339,000	$474,146
Long-term debt (exclusive of current maturities)	101,761	152,739	200,797	203,803	207,463
Total stockholders’ equity	184,820	104,990	37,895	18,990	1,252

(1)	We had various derivative positions with the Colorado River Commission (“CRC”) until March 2003 under long-term power contracts related to our Henderson facility. Until March 2003, approximately 35% of the electric power supply for our Henderson facility was hydropower furnished under a long-term contract with CRC, 50% was provided under a supplemental supply contract with CRC, and the remaining 15% was provided under a long-term arrangement with a third party. As of December 31, 2002, we had recorded a net liability of $87.3 million for the net mark-to-market loss on outstanding derivative positions, and a receivable from CRC of $21.0 million for estimated proceeds received by CRC for matured derivative contracts. The $87.3 million consisted of an $82.3 million liability of disputed derivatives and a $5.0 million liability relating to transactions that were not disputed. When we settled the dispute with the CRC in the first quarter of 2003, both the $87.3 million net liability and a $21.0 million receivable were reversed, resulting in a non-cash net gain of $66.3 million. These amounts appear in the consolidated statement of operations for the year ended December 31, 2003, as $87.3 million of operating income under the caption “Change in Fair Value of Derivatives” to reflect the reversal of the previously recorded mark-to-market loss, and $21.0 million of “Cost of Sales — Derivatives,” reflecting the reversal of the receivable from CRC. The derivatives were accounted for under the guidance of Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

(2)	Asset impairment includes a $40.8 million impairment of our Henderson, Nevada facility in 2003. Following the settlement of our dispute over certain derivative positions in 2003 in connection with energy contracts at our Henderson facility, we assigned the related long-term hydropower contracts to the Southern Nevada Water Authority, resulting in higher energy prices under the new supply agreement. As a result, we performed an impairment test and determined that the book value of the Henderson facility exceeded the undiscounted sum of future expected cash flows over the remaining life of the facility. In 2002, we recognized a $16.9 million impairment relating to our Tacoma chlor-alkali facility as the result of the idling of this plant in March 2002.

(3)	In 2006, gains (loss) on asset dispositions and other, net included gains of $22.6 million and $2.2 million, respectively, from two separate land sales at our Henderson, Nevada facility, including the sale in September 2006 of approximately 60 acres of vacant land adjacent to our chlor-alkali plant and a sale in December 2006 of approximately 4.2 acres. Also included in 2006 was a $1.6 million gain on sale of land at the former site of our Pittsburg, California manufacturing facility, a $0.8 million gain from the satisfaction of certain purchase price contingencies related to the 2005 chlorine supply agreement entered into in connection with the disposition of our Cornwall chlorinated paraffin operations at the Cornwall facility, and a $0.9 million loss from miscellaneous asset dispositions and write-offs.

(4)	Other income (expense), net is comprised primarily of currency exchange gain or loss resulting from increases or decreases in the rate at which Canadian dollar denominated amounts are converted into U.S. dollars.

(5)	Income tax expense increased by $20.7 million from 2005 to 2006 mainly due to a larger decrease of the valuation allowance on the net deferred tax asset in 2005 ($31.0 million) compared to 2006 ($2.3 million).

(6)	We adopted Financial Accounting Standards Board Financial Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” at December 31, 2005 which resulted in a cumulative effect of change in accounting principle. The $2.2 million charge represented the cumulative effect of depreciation and accretion expense of our asset retirement obligations as of December 31, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Our Business

Pioneer Companies, Inc. and its subsidiaries have manufactured and marketed chlorine, caustic soda and related products in North America since 1988. We conduct our primary business through our operating subsidiaries: PCI Chemicals Canada Company (which we refer to as PCI Canada) and Pioneer Americas LLC (which we refer to as Pioneer Americas). Approximately 52% of our annual production capacity of chlor-alkali products is manufactured by our two Canadian chlor-alkali plants in Becancour and Dalhousie, while the remaining 48% of our production capacity is manufactured by our two U.S. plants in Henderson and St. Gabriel.

Chlorine and caustic soda are commodity chemicals that are used as a raw material in a wide variety of applications and chemical processes. Caustic soda and chlorine are co-products, which are produced simultaneously through the electrolysis of salt water in a fixed ratio of approximately 1.1 to 1. An Electrochemical Unit, which the industry refers to as an “ECU”, consists of 1.1 tons of caustic soda and 1 ton of chlorine. In accordance with industry practice, we compare ECU prices on a netback basis, reporting and analyzing prices net of the cost of transporting the products to customers to allow for a comparable means of price comparisons between periods and with respect to our competitors.

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

2006 Financial Results Summary

Our financial results and other relevant financial data for 2006, as compared to the prior two years are summarized below:

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands, except ECU data)

Revenues	$525,705	$515,715	$407,115
Operating income	107,944	100,081	22,079
Income before income taxes	98,708	83,271	885
Net income (loss)	67,245	70,296	(1,242)
Net cash flows from operating activities	91,310	102,948	19,639
Total debt (as of December 31)*	102,739	154,597	202,776
Average ECU netback prices	571	581	393

     _ _

* 2006 debt does not reflect the subsequent redemption of $25.0 million of debt on January 12, 2007.

Some of the highlights of the Company’s financial results in 2006 include the following:

•	Revenues have been at historically high levels for the past two years due to favorable ECU prices resulting from the continued strong demand for our chlor-alkali products.

•	We realized an aggregate gain of $26.4 million from three separate sales of excess properties located in Henderson, Nevada and Pittsburg, California.

•	We had higher cost of sales mainly due to higher variable product costs, higher transportation costs and increased fixed costs primarily due to an increase in our environmental obligations discussed below.

•	Our recently completed environmental liability study resulted in a charge of $6.9 million in the fourth quarter of 2006, primarily reflecting an increase in our environmental remediation liabilities.

•	We had income tax expense of $31.5 million in 2006, resulting from higher taxable income which was partially offset by the decrease of the valuation allowance on net operating loss carryforwards from previous years.

•	We had lower debt levels in 2006 due to the redemption of $50.0 million of our Senior Notes in January 2006. Our lower debt levels in 2006 resulted in reduced interest expense of approximately $5.8 million compared to 2005.

•	At December 31, 2006, our cash and cash equivalents were $115.2 million.

The primary use of our increased cash flow has been to substantially reduce our debt level to $102.7 million at December 31, 2006. In January 2007, we further reduced our debt level by redeeming $25.0 million of our Senior Notes. We are planning to refinance both our Senior Notes and our revolving credit facility in the first half of 2007.

Planned Expansion of St. Gabriel, Louisiana Plant

On January 30, 2007, we announced that we are expanding our St. Gabriel, Louisiana chlor-alkali plant by approximately 25% from its current annual production capacity of 197,000 ECUs to 246,000 ECUs. The project will include the conversion of the plant to membrane cell technology from the existing mercury cell technology. The additional chlorine production from the planned expansion will be shipped to nearby customers via the three existing chlorine pipelines at the St. Gabriel site. The project will commence in the first quarter of 2007 with an anticipated completion in the fourth quarter of 2008. The capital costs associated with this project are estimated to be approximately $142.0 million.

We believe that the anticipated financial and strategic benefits of the project will commence upon its completion and are expected to include:

•	expanding the site’s manufacturing capacity by 49,000 ECUs to meet the demand from nearby industrial customers for chlorine supplied by pipeline at a competitive delivered price;

•	meeting increasing customer demand for high-quality membrane caustic soda;

•	significantly lower variable and fixed unit costs at the plant, due to:

•	improved energy efficiency from the new membrane cells which use approximately 29% less energy than the technology currently used at the plant; and

•	reduced maintenance and operating costs resulting from the use of the newer technology;

•	the incremental gross margin contribution from the additional 49,000 ECUs of production capacity; and

•	eliminating the use of mercury at this plant.

This project will also provide us with the ability to further expand the plant’s annual production capacity by an additional 97,000 ECUs, to an aggregate annual plant capacity of 343,000 ECUs. If undertaken, this additional expansion would cost approximately $25.0 million, and would be expected to significantly enhance the anticipated economic benefits from the St. Gabriel project. Before making this further expansion decision, we plan to determine whether customer commitments can be obtained for the additional chlorine production.

We expect that when the St. Gabriel project is completed, it will provide us with an estimated $31.0 million of additional cash flow from operations on an annual basis. This estimate is based on, among other things, the incremental margin from the additional production capacity of 49,000 ECUs, and the variable and fixed cost reductions relating to the implementation of the more energy-efficient and newer membrane cell technology. There can be no assurances, however, that the St. Gabriel project will provide such amount of additional cash flow from future operations since this will be dependent upon product prices and energy costs in future periods, among other factors.

Asset Sales in 2006

Sale of 60 Acres in Henderson, Nevada.  In September 2006, we closed the sale of approximately 60 acres of vacant land located adjacent to our chlor-alkali manufacturing facility in Henderson, Nevada. The sale price for the property was $24.0 million. We realized approximately $22.6 million in net proceeds from the sale of this land. This property had a nominal book value, and we recognized a $22.6 million gain, which is included in gain (loss) on asset disposition and other, net in the consolidated statement of operations.

Sale of 4.2 Acres in Henderson, Nevada.  In December 2006, we closed the sale of approximately 4.2 acres of land also located adjacent to our chlor-alkali manufacturing facility in Henderson, Nevada. The sale price was approximately $2.2 million. We realized approximately $2.2 million in net proceeds and recognized a gain of approximately the same amount, which is included in gain (loss) on asset disposition and other, net in the consolidated statement of operations.

Property Sale in Pittsburg, California.  In July 2006, we completed the sale of approximately 11 acres of land in Pittsburg, California, which was formerly the site of a chemical manufacturing facility closed several years ago. We realized approximately $2.1 million in net proceeds from this sale. The land had a book value of $0.7 million and an environmental liability of $0.3 million that was reversed because of the sale. Accordingly, we recognized a gain of approximately $1.6 million which is included in gain (loss) on asset disposition and other, net in the consolidated statements of operations.

Environmental Remediation Liabilities and Asset Retirement Obligations

During late 2006, we commissioned the most recent of our periodic assessments of our environmental remediation liabilities. The 2006 study, like the prior assessments in 2003 and 2005, was performed by an independent consulting firm and was based on scenario analysis to estimate the cost to remediate environmental contamination at all of our plant sites over periods not exceeding 30 years, which is the maximum time range normally used for the remediation and monitoring of a long-term site. For each scenario, the study also used cost estimating techniques that included actual historical costs, estimates prepared for us by consultants, estimates prepared for us by our engineers and outside consultants, and other published cost data available for similar projects completed at the same or other sites. Expenses are estimated and accrued in their entirety for required periods not exceeding 30 years.

Based on the 2006 study, our estimated environmental remediation liabilities were $16.5 million as of December 31, 2006. We recorded a $6.9 million charge in December 2006, which reflected the increase in our estimated remediation liabilities based on the new study, as adjusted by payments of environmental costs. Additionally, our environmental liabilities at December 31, 2005 included $3.4 million that reflected the portion of shared liabilities owed by former facility owners, which was offset by receivables from the former owners for the same amount due to indemnity or other contractual agreements. At year-end, it was determined that neither the liability nor the receivable should be recorded, and accordingly we reversed the $3.4 million receivable and related liability.

It is our policy to record such amounts when it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statement and the amount of the loss can be reasonably estimated. The ultimate costs and timing of environmental liabilities are difficult to predict. As a result, our environmental remediation liabilities are recorded at their undiscounted amounts and such liabilities are included in other long-term liabilities in the consolidated balance sheets.

We believe that adequate accruals have been established to address our known remediation liabilities, although there can be no guarantee that the actual remediation expenses or associated liabilities will not exceed the accrued amounts. At some of our locations, regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources. We could be required to incur additional costs to satisfy our environmental remediation liabilities in the future.

The 2006 assessment also included an analysis and estimation of our asset retirement obligations (“AROs”). AROs represent legal obligations associated with the retirement of tangible long-lived assets that result from its acquisition, construction, development and/or normal operation. Based on the 2006 study, we recorded ARO liabilities of $11.0 million as of December 31, 2006, as compared to our ARO liabilities of $4.0 million at the end of the prior year. Asset retirement obligations are reported at their discounted amounts and will increase over time as the liability is accreted to its present value each period. The increase of $7.0 million in 2006 resulted primarily from revisions to existing ARO balances that resulted from additional information on costs associated with existing conditions and new AROs identified during the 2006 study. We believe that adequate amounts have been established for our AROs, although there is no guarantee that the actual settlement costs will not exceed the accrued amounts.

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

Quarterly and annual average ECU netbacks for 2006, 2005 and 2004 were as follows:

	2006	2005	2004

First Quarter	$616	$548	$339
Second Quarter	577	577	354
Third Quarter	557	581	409
Fourth Quarter	534	619	480
Annual Average	571	581	393

We announced price increases for chlorine and caustic soda in 2005, 2006 and the beginning of 2007 that are set forth in the following table (stated on a per-ton basis). Increasing demand for chlorine and caustic soda led to the price increases during the first half of 2005. The increases in the third and fourth quarters of 2005 were brought about by the effects of Hurricanes Katrina and Rita.

	Chlorine		Caustic Soda

2004:
First Quarter	$75		$—
Second Quarter	20		95
Third Quarter	20		110
Fourth Quarter	20		50
2005:
First Quarter	$20		$40
Second Quarter	—		30
Third Quarter	25		125
Fourth Quarter	—		60	(1)
2006
First Quarter	$25	(2)	$—
Second Quarter	—		35
Third Quarter	25		—
Fourth Quarter	—		40
2007
First Quarter (through March 1)	$25		$40	(3)

(1)	In late October 2005, we announced an additional caustic soda price increase of $160 per ton, although this increase was subject to a temporary voluntary allowance of $100 per ton. We reserved the right to remove all or any portion of the temporary voluntary allowance at any time following the effective date of the price increase, upon notice to our customers.

(2)	A February 2006 price increase for chlorine of $25 per ton was also subject to a temporary voluntary allowance for the full amount.

(3)	The $40 increase is for diaphragm and chemical grade liquid caustic soda. We also increased the price by $50 for membrane and rayon grade liquid caustic soda.

All of the price increases that we announce are implemented when announced or as soon as permitted by applicable contract terms. We generally do not announce product price decreases, which are implemented in accordance with applicable contract terms as a result of negotiations with individual customers or through the application of an externally-determined pricing formula.

Our annual production capacity is approximately 725,000 ECUs, or approximately 1,500,000 aggregate tons of chlorine and caustic soda. Most of the chlorine and caustic soda that we sell to customers is sold under contracts with varying terms and conditions. As of January 1, 2007, we had contracts that cover the anticipated sale of an annual total of approximately 380,000 tons of either chlorine and caustic soda (including equivalent amounts that will be sold as bleach or hydrochloric acid), and that are subject to contractual provisions that could restrict or eliminate our ability to increase the netback we will receive for the amount of product that is sold under those contracts. All of the contracts that are subject to such restrictions will expire over the course of the next three years.

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

During the fourth quarter of 2006, our average ECU netback was $534, while the average ECU netback quoted by CMAI for the same quarter was $694. In general, changes in our average ECU netback and the related effect on our revenues and cash flow have lagged changes in our announced prices and changes in the contract prices that are reported by CMAI, although the corresponding benefit to us in a period of declining prices is of a somewhat lesser magnitude. The following table illustrates the recent relationship between our average ECU netback and the monthly contract price reported by CMAI:

Our average ECU netback for the first two months of 2007 was approximately $522. Current industry forecasts by CMAI, if correct, indicate that ECU netbacks may decrease further from this level during the balance of 2007.

Production

Our annual production capacity of 725,000 ECUs is determined on the basis of the amount of chlorine and caustic soda our plants can produce under normal operating conditions on an annual basis, after taking into consideration plant shut downs that are scheduled for major maintenance activities. ECU production volumes at our chlor-alkali facilities and at all chlor-alkali industry production facilities in the U.S. and Canada for 2006, 2005 and 2004 were approximately as follows:

				% of Production
	ECUs (In Tons)			Capacity
	2006	2005	2004	2006	2005	2004

Pioneer production volume	686,000	671,000	704,000	95%	93%	97%
Industry production volume(1)	13,198,000	13,264,000	14,385,000	89%	90%	97%

(1)	Sources: Chlorine Institute, CMAI and internal estimates.

In 2006, approximately 175,000 (25%) tons of the chlorine and 75,000 (9%) tons of the caustic soda that we produced at our chlor-alkali plants were used for our internal production of other products, primarily bleach and hydrochloric acid.

We also purchased approximately 43,000 tons, 56,000 tons and 130,000 tons of caustic soda for resale in 2006, 2005 and 2004, respectively. On average, our margins on purchases for resale are lower than the margins we realize from the sales of caustic soda and chlorine that is produced in our own plants. In 2004, we met contractual commitments for caustic soda previously produced at our Tacoma chlor-alkali production facility through purchases for resale. Those commitments have now terminated, which led to the reduced need for purchases for resale during 2005 and 2006. While we anticipate some continuing need for purchases for resale to address seasonal variations in demand for caustic soda or to take advantage of new sales opportunities, we expect future purchases for resale to remain at lower levels than those of 2004.

Energy Costs

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

The amounts that we spent on electricity for the production of chlor-alkali products and for other power requirements during each quarter in 2006, 2005 and 2004, and the corresponding percentages of our cost of sales that those amounts represented, were as follows (in thousands):

	2006		2005		2004
		Percentage of Cost	Total Power	Percentage of Cost	Total Power	Percentage of
	Total Power Costs	of Sales	Costs	of Sales	Costs	Cost of Sales

First Quarter	$29,963	30%	$21,199	24%	$20,919	24%
Second Quarter	26,226	26%	24,466	26%	22,094	26%
Third Quarter	28,945	28%	25,892	27%	23,959	26%
Fourth Quarter	26,076	25%	32,184	32%	22,990	26%

Total	$111,210	27%	$103,741	28%	$89,962	25%

Our plants at St. Gabriel and Henderson rely on power sources that primarily use natural gas for the generation of electricity. In response to natural gas price increases during 2005, our electricity rates for these plants increased throughout most of 2005 to historically high levels, reaching a peak in October and November. During 2006, natural gas prices and the corresponding effect on our electricity rates have decreased from peak 2005 levels. With the continued volatility in the U.S. natural gas market, our future power costs are also expected to be volatile.

Transportation Costs

Our transportation costs include the freight costs incurred to deliver products to our customers, the freight costs incurred to transfer finished products between our production plants and our terminals, the leases and operation of railcars and terminals, and the costs of our trucking operations conducted by our subsidiary, Pioneer Transportation LLC. The amounts that we spent on transportation for the sale of chlor-alkali products during each quarter in 2006, 2005 and 2004, and the corresponding percentages of our cost of sales that those amounts represented, were as follows (in thousands):

	2006		2005		2004
	Product		Product		Product
	Transportation	Percentage of	Transportation	Percentage of	Transportation	Percentage of
	Costs	Cost of Sales	Costs	Cost of Sales	Costs	Cost of Sales

First Quarter	$23,981	24%	$20,674	24%	$21,093	24%
Second Quarter	24,914	24%	22,503	24%	22,265	26%
Third Quarter	27,361	26%	22,367	23%	22,843	25%
Fourth Quarter	25,290	24%	23,462	23%	20,497	23%

Total	$101,546	25%	$89,006	24%	$86,698	25%

Rail freight costs account for approximately 50% of our total transportation costs. During the past few years, rail carriers have imposed substantially higher rates to transport chlorine and other TIH materials than most other chemicals due to safety and security concerns with chlorine products. As a result, as our rail contracts are coming up for renewal, we are experiencing cost increases for chlorine shipment that range from 15% to 30% on average per year. Rates for shipping caustic soda and our other products have also substantially increased and may continue to rise.

Cost Reduction Measures

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

Employee severance and related costs for Project STAR and the other actions described below resulted in aggregate severance costs of approximately $6.1 million, with $4.0 million of this amount recognized in 2004 and $2.1 million recognized in 2005. See Note 15 “Restructuring Charges” of the notes to consolidated financial statements contained in Item 8. The completion date of Project STAR, including the Dalhousie phase, was December 31, 2005.

In the fourth quarter of 2004, we initiated the relocation of the bleach production assets from our Cornwall plant to our Becancour facility, which was completed in April 2005. During the second quarter of 2005, we decided to terminate the remaining operations at our Cornwall plant and sold the related chlorinated paraffin operations. The cash consideration for this sale was $1.0 million, but upon the satisfaction of certain contingencies tied to the future supply of chlorine under a sales agreement with the buyer, we may receive up to $220,000 in each quarter through June 30, 2009, for a maximum of $3.5 million. We recognized a $1.8 million loss during 2005 as a result of the sale, and during the third and fourth quarters of 2005, we satisfied the applicable purchase price contingencies and recognized a gain of $0.4 million, which is included in gain (loss) on asset disposition and other, net in the consolidated statements of operations. In 2006, we satisfied the applicable purchase price contingencies and recognized a gain of $0.8 million included in gain (loss) on asset disposition and other, net in the consolidated statements of operations.

During the third quarter of 2005, we terminated the remaining operations at our Cornwall plant, which related to the production of anthraquinone, a pulping additive. As a result of the relocation of the bleach productions assets, the sale of the chlorinated paraffin operations and the termination of production at the Cornwall plant, an additional 27 employee positions were eliminated. Due to the employee terminations, we recognized additional pension expense of approximately $0.9 million for the year ended December 31, 2005. At the end of the current lease term which expires in 2007, we will return the Cornwall plant facility to the lessor. The plant is fully depreciated. We have not recognized any substantial costs in connection with the remainder of the lease at the Cornwall site.

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

Critical Accounting Policies and Estimates

We apply those accounting policies that we believe best reflect the underlying business and economic events, consistent with generally accepted accounting principles. Inherent in such policies are certain key assumptions and estimates that we have made. Our more significant accounting policies include those related to long-lived assets, accruals for long-term employee benefit costs such as pension, postretirement and other post-employment costs, environmental and asset retirement liabilities, allowance for doubtful accounts and income taxes.

Long-Lived Assets.  We evaluate long-lived assets for impairment whenever indicators of impairment exist. In addition to idling of production capacity, we consider product prices and energy costs to be key indicators in the evaluation of long-lived asset impairment. In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The determination of recoverability of long-lived assets and certain other identifiable intangible assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. During 2003, we recognized asset impairments as a result of increased energy costs at our Henderson chlor-alkali plant. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is evaluated using the discounted future cash flow estimates of the reporting unit to which the goodwill is identifiable. Using discounted cash flow methodology based on projections of the amounts and timing of future revenues and cash flows, we determined that as of December 31, 2006 and 2005, our excess reorganization value over the fair value of identifiable assets, which was recorded upon our emergence from bankruptcy and application of fresh-start accounting on December 31, 2001, was not impaired. As a result, there was no change in the carrying value of such excess reorganization value of $84.1 million as of December 31, 2006 and 2005.

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

Environmental Remediation Liabilities and Asset Retirement Obligations.  Our 2006 environmental study included consideration of various factors, including, but not limited to, existing knowledge of site conditions, current regulations and their application by regulatory agencies, the use of various alternative remediation technologies, post-acquisition contamination not covered under existing environmental indemnity agreements and the inherent risk of disputes under some of our indemnity agreements due to passage of time. We base our environmental reserves on undiscounted costs. We believe that adequate accruals have been established to address our known remediation liabilities, although there can be no guarantee that the actual remediation expenses or associated liabilities will not exceed the accrued amounts. At some of our locations, regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources. We could be required to incur additional costs to satisfy our environmental remediation liabilities in the future. See “Environmental Remediation Liabilities and Asset Retirement Obligations” above.

Our ARO liabilities are recorded using discounted costs and incorporate certain management assumptions which include, among other things, the expected timing of the settlement of obligations. We recognize ARO liabilities when incurred and capitalize an increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over its useful life. Existing AROs will be evaluated each year based on independent analysis to determine potential changes in expected settlement date or amount. We believe that adequate amounts have been established for our AROs, although there is no guarantee that the actual settlement costs will not exceed the accrued amounts. We will either settle our ARO obligations at the recorded amount or incur a gain or loss upon settlement. See “Environmental Remediation Liabilities and Asset Retirement Obligations” above. See also Note 16 “Asset Retirement Obligations” to the consolidated financial statements.

Defined Benefit Pension and Other Postretirement Plans.  Our pension and other postretirement liabilities as of December 31, 2006, reflected the underfunded status of our defined benefit pension and other postretirement plans as required by the recently issued accounting standard SFAS 158, “Employer’s Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of the Financial Accounting Standards Board (“FASB”) statements No. 87, 88, 106 and 132R”. SFAS 158 was effective for fiscal periods ending after December 15, 2006. See Note 5 “Employee Benefit Plans” to the consolidated financial statements.

Plan obligations and annual pension expense are determined by independent actuaries and are based in part on a number of assumptions. Key assumptions in measuring plan obligations include the discount rate, the rate of salary increases, the long-term healthcare cost trend rate, mortality rates and the estimated future return on plan assets. As of December 31, 2006, the weighted average of the assumptions that we used were as follows:

		Pioneer	Pioneer
	PCI Canada	Americas	Consolidated

Defined benefit plans:
Discount rate	5.20%	5.75%	5.49%
Expected return on plan assets	7.50%	7.75%	7.63%
Rate of compensation increase	3.50%	—	3.50%
Other postretirement benefit plans:
Discount rate	5.20%	5.75%	5.22%
Health care cost inflation	9.30%	8.50%	8.90%

In determining the discount rate, we used the corporate AA-rated fixed income investment rate with approximately the same duration as our plans’ liabilities. Asset returns are based on the anticipated average of earnings expected on the invested funds of the plans based on the results of historical statistical studies performed by our advisors. Approximately 55% of pension plan assets are invested in equity securities and approximately 45% is invested in debt and other fixed-income instruments. Salary-increase assumptions are based on historical experience and anticipated future management actions. See Note 5 “Employee Benefit Plans” to the consolidated financial statements.

Changes in key estimates and assumptions could have a material impact on recorded liability amounts and our statutorily-required annual cash-funding obligations. A 1% change in the discount rate would change our recorded obligations by approximately $16.0 million, while a 1% change in the assumed rate of return on assets would change annual costs by approximately $1.0 million. The impact of changes in healthcare trend rates is described in Note 5 “Employee Benefit Plans” to the consolidated financial statements.

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and occasional invoice disputes with customers. Our allowance for doubtful accounts consists of a reserve estimate for specific customer accounts that are in dispute or are deemed collection risks, a reserve estimate for industry specific credit concentration risk, primarily pulp and paper accounts, and a general reserve based on our historical bad-debt write-off experience. We perform ongoing credit evaluations of customers and set credit limits based upon a review of our customers’ current credit information and payment history. Estimation of such losses requires adjusting historical loss experience for current economic conditions and judgments about the probable effects of economic conditions on certain customers. We cannot guarantee that the rate of future credit losses will be similar to past experience. Each quarter we consider all available information when assessing the adequacy of the provision for allowances, claims and doubtful accounts. At December 31, 2006 and 2005, allowance for doubtful accounts totaled $2.2 million and $3.7 million, respectively.

Income Taxes.  We have deferred tax assets that are reviewed periodically for recoverability. These assets are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Valuations related to tax accruals and assets could be impacted by changes to tax codes, changes in the statutory tax rates and our future taxable income levels. We have provided a valuation allowance for some of the amount of the U.S. net deferred tax assets due to uncertainties relating to limitations on utilization under the Internal Revenue Code and our ability to generate sufficient taxable income within the carryforward period. At December 31, 2006 and 2005, our valuation allowance totaled $34.6 million and $14.9 million, respectively.

We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment.

Liquidity and Capital Resources

Summary of Outstanding Debt and Borrowing Capability.  During 2006, we substantially reduced our outstanding debt resulting from the voluntary redemption in January 2006 of $50.0 million of our 10% Senior Secured Guaranteed Notes due 2008 (“Senior Notes”). As of December 31, 2006, our outstanding Senior Secured

Debt consisted of the Senior Notes in the aggregate principal amount of $100.0 million which mature in 2008. We further made a voluntarily redemption of $25.0 million in principal amount of the Senior Notes in January 2007 which reduced the outstanding principal balance to $75.0 million.

As of December 31, 2006 and February 28, 2007, we had no borrowings outstanding under our revolving credit facility (“Revolver”). The Revolver was extended for an additional year in December 2006 and will expire on December 31, 2007. Our Revolver has a $30.0 million commitment, which is subject to borrowing base limitations based on the level of accounts receivable and reserves, and is reduced by letters of credit that are outstanding. As a result, on February 28, 2007, our additional availability under the Revolver was approximately $25.5 million, after reducing the amount of availability by the $4.5 million of letters of credit then outstanding.

Debt Prepayments.  In December 2004, we issued 1.1 million shares of common stock in a public offering. Of the $22.1 million in net proceeds of the offering, a total of $1.3 million was applied in December 2004 to prepay a portion of the then-outstanding Senior Floating Rate Term Notes due December 2006 (“Senior Floating Notes”), and the remainder, together with other corporate funds, was used in January 2005 to redeem $21.1 million in principal amount of the then-outstanding Senior Secured Floating Rate Guaranteed Notes due December 2006 (“Senior Guaranteed Notes”). We were required to make mandatory redemptions and prepayments of the Senior Guaranteed Notes and the Senior Floating Notes (collectively, “Tranche A Notes”) from excess cash flow (as defined in the related agreements), and we were also permitted to redeem and prepay the Tranche A Notes on a voluntary basis. We were required to redeem and prepay approximately $2.4 million and $18.3 million of the principal amount of the Tranche A Notes as a result of the application of those provisions with respect to our excess cash flow for the quarters ended March 31, 2003 and 2005, respectively. These prepayments and redemptions occurred during May 2003 and 2005, respectively. In July 2005, we elected to voluntarily prepay the remaining $0.8 million of principal amount, plus accrued interest, of the Senior Floating Notes. The remaining $6.1 million of principal amount, plus accrued interest, of Senior Guaranteed Notes was redeemed on a voluntary basis in August 2005, completing the retirement of all Tranche A Notes that had been outstanding.

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

On January 12, 2007, we redeemed $25.0 million in principal amount of the Senior Notes. The redemption price was 102.5% of the principal amount, plus accrued and unpaid interest. The principal amount of $75.0 million of the Senior Notes is currently outstanding.

Summary of Certain Debt Provisions.  The Senior Secured Debt requires payments of interest and the related agreements contain various covenants including financial covenants in our Revolver (which, if violated, will create a default under the cross-default provisions of the Senior Notes) that obligate us to comply with certain cash flow requirements. The debt agreements contain covenants limiting or preventing our ability to, among other things, incur additional indebtedness, prepay or modify debt instruments, grant additional liens, guarantee any obligations, sell assets, engage in another type of business or suspend or terminate a substantial portion of business, declare or pay dividends, make investments, make capital expenditures in excess of certain amounts, or make use of the proceeds of borrowings for purposes other than those specified in the agreements. The agreements also include customary events of default, including one for a change of control under the Revolver. Any borrowings under the Revolver are subject to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default. The Revolver also provides that, as a condition of borrowings, there shall not have occurred any material adverse change in our business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).

The holders of the Senior Notes may require us to redeem their notes with net cash proceeds from certain asset sales and from new equity issuances in excess of $35.0 million. In addition, upon the occurrence of a change of control, the holders may require us to repurchase all or a portion of the notes.

Any obligations under the Revolver are secured by liens on our accounts receivable and inventory, and the obligations under the Senior Notes are secured by liens on substantially all of our other assets, with the exception of certain assets that secure the obligations under certain other long-term liabilities.

Revolver Obligations.  One of the covenants in the Revolver requires us to generate at least $21.55 million of net earnings before extraordinary gains, the effects of derivative instruments excluding any derivative expenses paid by us, interest, income taxes, depreciation and amortization (referred to as “Lender-Defined EBITDA”) for each twelve-month period ending at the end of each calendar quarter. Our Lender-Defined EBITDA for the twelve months ended December 31, 2006, was $130.0 million, which was greater than the $21.55 million required under the Revolver covenant for that period. Under the Revolver we are also required to maintain Liquidity (as defined) of at least $5.0 million, and limit capital expenditure levels to $25.0 million in 2006 and prior years, and $85.0 million in 2007 (to accommodate capital spending for the St. Gabriel expansion and other projects). At December 31, 2006, our Liquidity was $140.7 million, consisting of borrowing availability of $25.5 million and cash of $115.2 million, including short-term investments. Our capital expenditures were $13.0 million in 2006.

We report amounts of Lender-Defined EBITDA generated by our business because, as indicated above, there are covenants in the Revolver that require us to generate specified levels of Lender-Defined EBITDA. Lender-Defined EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the U.S. Lender-Defined EBITDA should not be considered in isolation of, or as a substitute for, income before income taxes as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Lender-Defined EBITDA, as defined in the Revolver, may not be comparable to similar measures reported by other companies. In addition, Lender-Defined EBITDA does not represent funds available for discretionary use.

The calculation of Lender-Defined EBITDA for each of the quarters during 2006 and for the twelve months ended December 31, 2006, is as follows (dollar amounts in thousands). During the periods presented there were no extraordinary gains, derivative items or impairment charges.

	Three	Three	Three	Three	Twelve
	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,	Dec. 31,
	2006	2006	2006	2006	2006

Net income	$16,050	$15,414	$31,515	$4,266	$67,245
Income tax expense	6,661	2,125	14,582	8,095	31,463

Income before income taxes	22,711	17,539	46,097	12,361	98,708
Depreciation and amortization	6,030	5,968	6,051	6,286	24,335
Interest expense	2,466	2,073	1,736	672	6,947

Lender-Defined EBITDA	$31,207	$25,580	$53,884	$19,319	$129,990

See Note 13 “Selected Quarterly Financial Data (Unaudited)” to the consolidated financial statements for selected unaudited quarterly financial data.

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

Future Payment Commitments.  In 2007, we expect to have cash requirements, in addition to operating and administrative expenses of approximately $92.0 million, consisting of the following: (i) interest payments of $7.5 million, (ii) capital expenditures of up to approximately $81.0 million, including up to approximately $45.0 million for the St. Gabriel plant expansion project, approximately $20.0 million for potential downstream investment projects and approximately $16.0 million for normal recurring capital expenditures for our existing plants, (iii) environmental remediation spending of approximately $2.0 million, (iv) severance payments of approximately $0.5 million and (v) contractual debt repayments of $1.0 million. The timing of these payments, especially the capital expenditures for large projects such as the St. Gabriel expansion, is uncertain so that some portion of the expenditures may occur in 2008. Further, these amounts are our current estimates and they could materially change based on various factors or unanticipated circumstances. We expect to fund the majority of these obligations through internally-generated cash flows from operations, including changes in working capital, and available borrowings under our Revolver. We are planning to refinance both our Senior Notes and our Revolver in the first half of 2007.

The following table sets forth our obligations and commitments to make future payments under debt agreements, non-cancelable operating lease agreements and purchase obligations as of December 31, 2006 (dollar amounts in thousands):

							2012 and
	Total	2007	2008	2009	2010	2011	Thereafter

Consolidated Balance Sheet:
Long-term debt(1)(2)	$123,315	$11,092	$110,058	$58	$58	$58	$1,991
Other obligations(3):
Leases(4)	58,469	16,540	14,245	12,465	7,281	4,749	3,189
Purchase obligations(5)	5,571	5,571	—	—	—	—	—

Total	$187,355	$33,203	$124,303	$12,523	$7,339	$4,807	$5,180

(1)	Includes the maturity of the Senior Notes in 2008. The timing and amount of payments that are set forth do not take into consideration any early redemption obligations that may arise. Long-term debt is inclusive of interest payments based on interest rates in effect at December 31, 2006 as follows: Senior Notes — fixed 10%; and other notes at various interest rates.

(2)	Long-term debt includes $25.0 million in principal amount of long-term debt that was voluntarily redeemed in January 2007, but otherwise would not have been due until 2008. Long-term debt also includes interest payable on such redeemed amount of $2.5 million annually that would have been paid in 2007 and 2008.

(3)	Payments for environmental remediation liabilities and asset retirement obligations are excluded from the table as they are not contracted obligations. The timing of payment for these liabilities is predicated upon the timing of future events that have not occurred and may not be predicted with certainty.

(4)	Consists primarily of tank car leases and leases of certain facilities and equipment.

(5)	Consists primarily of purchase contracts with fixed and determinable payment obligations for goods and services used in manufacturing and producing operations in the normal course of business.

There was $100.0 million of our Senior Notes outstanding on December 31, 2006, prior to the redemption of $25.0 million of Senior Notes in January 2007. We are planning to refinance our Senior Notes in the first half of 2007. The future success of our operations will, in large part, dictate our ability to make scheduled payments on, and satisfy our obligations under our outstanding debt. Our future operating performance will be affected by general economic, competitive, market, business and other conditions, many of which are beyond our control. In particular, market prices for our chlor-alkali products may decrease or our costs to produce and transport our products may increase, which would decrease our cash flow needed to service our outstanding debt. To the extent we are not able to meet our obligations under our outstanding debt, we will be required to restructure or refinance our debt, seek additional equity financing or sell assets. We may not be able to restructure or refinance our debt, obtain additional financing or sell assets on satisfactory terms or at all.

Tax Liability Upon Payment of Senior Notes.  Our Senior Notes, while denominated in U.S. dollars, were issued by our Canadian subsidiary. As a result, the payment of the Senior Notes prior to or at maturity may create a tax liability due to changes in the exchange rate. For Canadian tax purposes, a foreign exchange gain or loss is determined based on the difference between the exchange rate prevailing when the debt repayment is made and the exchange rate of 1.59 when the Senior Notes were originally issued on December 31, 2001. Our redemption of $50.0 million of the Senior Notes on January 13, 2006, when the exchange rate was 1.16, resulted in a foreign exchange gain (treated as a capital gain for Canadian tax purposes) of approximately $18.7 million. In Canada, capital gains are taxable at half of the regular federal and provincial rates. While we had a capital loss carryforward for Canadian tax purposes sufficient to offset this gain in 2006, the tax consequences of the redemption resulted in the use of a substantial portion of our Canadian capital loss carryforward. The redemption of the $25.0 million of Senior Notes on January 12, 2007, when the exchange rate was 1.18, resulted in a foreign exchange gain of $8.9 million before utilization of the remainder of the Canadian capital loss carryforward. After applying the remainder of our capital loss carryforward the taxable foreign exchange gain on this transaction will be approximately $3.6 million. The Senior Notes are due in December 2008, and we are considering whether to refinance the remaining $75.0 million principal balance of the Senior Notes prior to their scheduled maturity date, which could accelerate the realization of any related tax liabilities due to exchange rate differences. If the exchange rate for Canadian dollars to U.S. dollars on the date of payment of any portion of the Senior Notes is less than the exchange rate when the Senior Notes were originally issued on December 31, 2001, we would have a Canadian tax liability based on such difference, which could be material. Should the exchange rate upon redemption of the remaining $75.0 million be similar to the rate at the time of the January 2007 redemption (1.18), we would have a foreign exchange gain of approximately $27.0 million, which would result in a tax liability of approximately $4.0 to $5.0 million.

Sarbanes-Oxley Section 404 Compliance.  In 2005, we became subject to the Sarbanes-Oxley Section 404 compliance requirements under which our management is required to attest to the effectiveness of our internal controls over financial reporting, and our outside auditors are required to audit our compliance. We hired an outside consulting firm to help us document and assess our internal controls to meet our compliance obligations, and incurred additional expenses for the audit performed by our outside auditors. As a result, we incurred substantial fees for professional services of approximately $5.4 million in 2005. Many of the amounts incurred during 2005 were for one-time expenses, including the license of software tools that we believe will provide the foundation for future compliance efforts. During 2006, we incurred $2.5 million related to ongoing compliance efforts from continued use of an outside consulting firm and audit services performed by outside auditors. We brought a portion of the compliance function in-house in 2006 resulting in a reduced amount of work performed by our outside consulting firm. We estimate that the cost in 2007 for outside consulting services and the cost of the outside audit will be approximately $1.2 to $1.5 million.

Capital and Environmental Expenditures.  Total capital expenditures were approximately $13.0 million, $14.0 million and $8.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, and are expected to be up to approximately $81.0 million for the year ending December 31, 2007 with up to approximately $45.0 million of such amount due to the St. Gabriel expansion project. Total capital expenditures include expenditures for environmental-related matters at existing facilities of approximately $1.1 million, $1.0 million and $3.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

We routinely incur operating expenditures associated with hazardous substance management and environmental compliance matters in ongoing operations. These operating expenses include items such as waste management, fuel, electricity and salaries. The amounts of these operating expenses were approximately $3.9 million, $2.5 million and $1.5 million in 2006, 2005 and 2004, respectively. We expect to spend approximately $1.7 million for these types of expenses during 2007.

As of December 31, 2006, our estimated environmental liabilities were $16.5 million based on the environmental study completed in late 2006. As of December 31, 2005, we had recorded environmental liabilities of $14.5 million, which primarily reflected the results of the environmental study completed in early 2005, reduction of our reserves of $1.2 million from payment of environmental costs in 2005 and subsequent reduction of our liability by $4.5 million resulting from the indemnity that we received in connection with the sale of our former Tacoma plant facility in December 2005. During 2006, we reduced our environmental reserves by $1.2 million for payments of environmental costs included in such liabilities. We recorded a $6.9 million charge in December 2006, which reflected the increase in our estimated remediation liabilities from the based on the new study, as adjusted by payments made for environmental costs in the fourth quarter of 2006. Additionally, our environmental liabilities at December 31, 2005 included $3.4 million subject to indemnity claims against former facility owners, which was offset by receivables from the former owners for the same amount due to indemnity and other contractual agreements. At year-end, it was determined that neither the liability nor the receivable should be recorded, and accordingly we reversed the $3.4 million receivable and related liability. As a result of the reversal of both the $3.4 million liability and accounts receivable of the same amount, there was no income statement impact recognized. Those costs will be determined on the basis of known environmental concerns and the application of environmental requirements to those concerns, such that the amount and timing of specific amounts is not certain. See “Environmental Remediation Liabilities and Asset Retirement Obligations” above. See also Item 1. “Business — Environmental Regulation” in Part I of this report and Note 12 “Environmental Liabilities” to our consolidated financial statements.

Defined Benefit Pension and Other Postretirement Plan Liabilities.  Long-term defined benefit pension and other postretirement plan liabilities totaled $20.7 million at December 31, 2006, comprised of $7.9 million for U.S. plans and $12.8 million for Canadian plans. Our contributions to these plans were $12.0 million for the year ended December 31, 2006, including regulatory and contractually required contributions of $8.4 million, an additional payment of $1.4 million that we agreed to contribute which related to the ratification of the Becancour labor agreement on May 1, 2006, and an additional payment of approximately $2.2 million in Canada in connection with the settlement of certain pension plan obligations in connection with the closure of our Cornwall plant in 2005. Contributions are expected to be a minimum of $7.2 million for the year ending December 31, 2007, though we may at our discretion pay more than the required minimum amount. Based on consultation with our outside actuaries and assuming no change in current interest rates and assuming the plans’ assets grow at an average of 7.6% per year, we estimate that our minimum required contributions will be at least $7.2 million, $3.9 million, $3.6 million and $3.4 million in each of the next four consecutive years.

Net Operating Loss Carryforward.  In 2006, the Company used all of its U.S. net operating loss carryforward (“NOL”) attributable to losses that were not restricted by the Internal Revenue Code (“IRC”) Section 382. The remaining loss of $7.1 million (“Predecessor Company NOL”) was generated prior to our emergence from bankruptcy on December 31, 2001, and its use is limited to $0.5 million per year through 2020 by IRC Section 382. See Note 11 “Income Taxes” to our consolidated financial statements.

Foreign Operations and Exchange Rate Fluctuations.  Approximately 52% of our production capacity comes from our Canadian operations. International operations are subject to a number of risks, including currency exchange rate fluctuations, and the earnings of our Canadian subsidiary and intracompany payments are subject to foreign taxation rules.

Due to the significance of the U.S. dollar-denominated Senior Notes of our Canadian subsidiary and certain other U.S. dollar-denominated assets and liabilities, our functional accounting currency is the U.S. dollar. A portion of our sales and expenditures is denominated in Canadian dollars, and accordingly, our results of operations and cash flows may be affected by fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar, since Canadian dollar transactions must be translated into U.S. dollars for accounting purposes. In addition, because a portion of our revenues, cost of sales and other expenses are denominated in Canadian dollars, we have a translation exposure to fluctuations of the Canadian dollar against the U.S. dollar. We recorded a currency exchange gain of less than $0.1 million as other expense for 2006, compared to $1.5 million and $2.8 million of currency exchange loss in 2005 and 2004, respectively. Currently, we are not engaged in forward foreign exchange contracts, but we may enter into such hedging activities in the future. In addition, see “Tax Liability Upon Payment of Senior Notes” above for a discussion of certain Canadian tax liabilities related to our Senior Notes.

Working Capital.  Our working capital was $143.6 million and $91.7 million as of December 31, 2006 and 2005, respectively. The increase in working capital in 2006 was mainly due to an increase in short-term investments of approximately $52.3 million resulting from a higher average cash balance in 2006 as compared to 2005. Our average cash balance in 2006 was positively impacted by the continued realization of historically high revenues from favorable ECU prices and the sale of excess land located in Henderson, Nevada and Pittsburg, California, which resulted in net proceeds of $26.9 million. Additionally, the change in working capital included higher short-term deferred tax assets of $10.9 million at December 31, 2006 compared to December 31, 2005, and a decrease in accounts receivable of approximately $13.9 million, mainly as a result of lower sales in the fourth quarter of 2006, as compared to the same period in 2005.

Net Cash Flows from Operating Activities.  Net cash flows from operating activities were $91.3 million in 2006, compared to $102.9 million in 2005. The decrease of $11.6 million in net cash flows from operating activities in 2006 compared to 2005 was due primarily to increases in operating expenses in 2006 offset in part by slightly higher revenues in 2006. Changes in operating assets and liabilities during 2006 had a favorable impact of $8.4 million on operating cash flows, which primarily included a decrease in accounts receivable of $12.3 million, which was mainly the result of lower sales in the fourth quarter of 2006 as compared to the fourth quarter of 2005. The 2005 period reflected an unfavorable change in operating assets and liabilities of $5.7 million.

Net Cash Flows From (Used in) Investing Activities.  Net cash flows from investing activities were $15.2 million in 2006 as compared to net cash flows used in investing activities of $10.4 million in 2005. In 2006, we realized proceeds of $26.9 million from the sale of excess properties located in Henderson, Nevada and Pittsburg, California. The 2006 period also included capital expenditures of $12.3 million. The net cash flows used in 2005 period was comprised primarily of capital expenditures of $12.6 million.

Net Cash Flows Used in Financing Activities.  Net cash used in financing activities was $54.0 million in 2006, compared to $46.1 million in 2005. The 2006 cash outflows were mainly due to the voluntary redemption of $50.0 million of our Senior Notes in the first quarter of 2006 and a $2.5 million premium payment resulting from the early redemption of these notes. The 2005 cash outflows were due primarily to the retirement of approximately $46.2 million of Tranche A Notes during the year.

Off Balance Sheet Arrangements

As of December 31, 2006, we had no off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Cumulative Effect of Accounting Change

In March 2005, FASB issued FIN 47. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement, including obligations that may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when sufficient information to reasonably estimate the fair value of an asset retirement obligation is considered available.

With the clarification outlined by FIN 47, we were able to reasonably estimate our conditional asset retirement obligations and accordingly recorded an asset retirement obligation of $4.0 million as of December 31, 2005. These obligations involve various federal, state and local regulations and/or contractual obligations to decontaminate and/or dismantle certain machinery and equipment, buildings, and leasehold improvements at our various operating locations. See “Environmental Remediation Liabilities and Asset Retirement Obligations” above.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements When Quantifying in Current Year Financial Statements.” The new guidance requires the use of both a balance sheet and income statement approach in quantifying and evaluating the materiality of misstatements in the financial statements. While the income statement approach addresses only misstatements related to the current year financial statements, the balance sheet approach takes into account unadjusted cumulative misstatements existing in the balance sheet at the end of the current period. Under the transition guidance in SAB 108, correction of errors from prior periods that existed in the balance sheet which had been previously considered immaterial could be treated as a one-time cumulative-effect adjustment and would not require restatement of prior periods. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15,

2006. We adopted SAB 108 on December 31, 2006. In accordance with SAB 108, we recorded a cumulative effect adjustment to retained earnings as of January 1, 2006 of $0.7 million (net of tax of $0.2 million). This adjustment related to deliveries in-transit which were recognized as sales at December 31, 2005. Our practice has been to recognize revenue upon shipment of products which does not always coincide with the transfer of title in accordance with contractual shipping terms of some of our customers. These previously unadjusted revenues were not considered material to our consolidated financial statements.

Results of Operations

The following table sets forth certain operating data for the periods indicated (dollars in thousands and percentages as a percentage of revenues).

	Year Ended December 31,
	2006		2005		2004

Revenues	$525,705	100%	$515,715	100%	$407,115	100%
Cost of sales	(412,030)	(78)	(376,225)	(73)	(353,454)	(87)

Gross profit	113,675	22	139,490	27	53,661	13
Selling, general and administrative expenses	(32,373)	(6)	(38,187)	(8)	(27,608)	(7)
Gain (loss) on asset dispositions and other, net	26,642	5	(1,222)	—	(3,974)	(1)

Operating income	107,944	21	100,081	19	22,079	5
Interest expense, net	(6,947)	(2)	(15,267)	(3)	(18,356)	(5)
Other expense, net	(2,289)	—	(1,543)	—	(2,838)	(1)

Income before income taxes	98,708	19	83,271	16	885	—
Income tax expenses	(31,463)	(6)	(10,781)	(2)	(2,127)	(1)

Income before cumulative effect of change in accounting principle	67,245	13	72,490	14	(1,242)	—
Cumulative effect of a change in accounting principle, net of tax	—	—	(2,194)	—	—	—

Net income (loss)	67,245	13%	$70,296	14%	$(1,242)	—

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005

Revenues.  Revenues for the years ended December 31, 2006 and 2005 were as follows:

	2006	2005

Chlorine and caustic soda	$393,600	$386,011
Other	132,105	129,704

Total revenues	$525,705	$515,715

Average ECU netback*	$571	$581

*	The average ECU netback, which is net of the cost of transporting our products to customers, relates only to sales of chlorine and caustic soda, and not to sales of other products.

Revenues increased by $10.0 million, or approximately 2%, to $525.7 million for the year ended December 31, 2006, as compared to the same period in 2005. Revenues from sales of chlorine and caustic soda increased by $7.6 million with an increase of $5.4 million from increased volumes and $2.2 million resulting from slightly higher caustic soda prices. Volumes for caustic soda and chlorine in 2006 increased over 2005 levels due to strong domestic demand and lower than expected caustic imports from Europe and Asia. Our revenues in 2006 also increased by $8.6 million from higher sales of bleach and hydrochloric acid as a result of increased prices. We realized higher bleach prices in 2006 as a result of tight chlorine supplies in the Western U.S and an increase in hydrochloric acid prices due to a reduced supply of by-product acid from the vinyls and polyurethane industries. Offsetting these increases was a decrease of $6.2 million due to lower volumes and prices from our other products.

The average ECU netback price, which relates only to sales of chlorine and caustic soda and is net of the cost of transporting our products to our customers, decreased slightly from $581 in 2005 to $571 in 2006, or approximately 2%. This decrease resulted from higher transportation costs in the 2006 period which were included in the ECU net back price.

Cost of Sales.  Cost of sales increased by $35.8, or 10% to $412.0 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005. In 2006, our cost of sales included an increase in variable product costs of $7.3 million, an increase in fixed costs of $16.0 million and higher transportation costs of $12.5 million as compared to the same period in 2005.

For the year ended December 31, 2006, we produced approximately 685,600 ECUs; we used approximately 25% of the chlorine and 9% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. During 2006, we purchased for resale 43,280 tons of caustic soda. During the year ended December 31, 2005, we produced approximately 670,710 ECUs; we used approximately 25% of the chlorine and 9% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. During 2005, we also purchased for resale 56,282 tons of caustic soda.

The increase in variable product costs of $7.3 million included higher production costs of $10.7 million from increased electricity, salt and steam prices in addition to increased costs of $3.8 million from higher production volumes. These increased costs were offset in part by lower purchase for resale costs for our products of $3.7 million comprised of lower caustic soda and hydrochloric acid purchases. Additionally, our variable product costs decreased by $1.9 million for non-ECU manufactured products resulting from lower volumes due to the closure of our Cornwall plant in mid-2005.

The increase in fixed costs of $16.0 million primarily included a fourth quarter charge of $6.9 million related to revised estimates for our environmental remediation liabilities in connection with the 2006 environmental study. Additionally, in the second quarter of 2006, we recorded $1.7 million of additional liability related to the disposal of brine material at our Dalhousie, New Brunswick facility. Also included in 2006 was an expense of $1.1 million related to the settlement of certain pension plan obligations in connection with the closure of our Cornwall plant in 2005. The 2006 period additionally included higher maintenance costs of $2.7 million and higher employee benefit related costs of $2.7 million. Some other companies may include certain of these costs in selling, general and administrative expenses, resulting in a lack of comparability between our gross profit and that reported by such other companies.

The increase in transportation costs of $12.5 million includes higher freight costs due to increased rates, increases for rail car rentals and the costs of our trucking operations conducted by our subsidiary, Pioneer Transportation.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by $5.8 million, or approximately 15%, to $32.4 million for the year ended December 31, 2006, as compared to the year ended December 31, 2005. The decrease included lower employee bonus costs of $5.2 million in 2006 as compared to 2005. We also recognized a decrease in bad debt expense of $2.5 million resulting from improvements in accounts receivables related to certain customers within higher risk industries and lower professional fees of $0.8 million resulting from reduced use of outside consultants in 2006 related to our compliance efforts with Sarbanes-Oxley. These decreases were offset by $2.7 million that primarily includes an increase in employee benefit related expenses of $1.6 million, which included stock-based compensation expense of $0.8 million. Some other companies may include as a component of selling, general and administrative expenses certain costs that we recognize as cost of sales. As a result, our gross profit may not be comparable to that reported by such other companies.

Gain (loss) on Asset Dispositions and Other, Net.  Gain (loss) on asset dispositions and other, net represented a gain of $26.6 million for the year ended December 31, 2006 compared to a $1.2 million loss in the same period in 2005. The 2006 period included gains of $22.6 million and $2.2 million, respectively, from two separate land sales located at Henderson, Nevada of approximately 60 acres and 4.2 acres of vacant land adjacent to our chlor-alkali plant. Also included in 2006 was a $1.6 million gain on the sale of land at the former site of our Pittsburg, California manufacturing facility. The 2005 period included losses on miscellaneous asset dispositions and asset write-offs of approximately $3.0 million, a loss of $1.8 million on the Cornwall plant closure and related asset sale and employee severance, and related costs of $0.9 million in connection with the final stages of the organizational efficiency project in Canada and the Tacoma plant closure in September 2005. Partially offsetting these costs was a gain of $4.1 million in connection with the sale of the Tacoma facility in December 2005, comprised primarily of $0.8 million of cash consideration and the reversal of the $4.5 million environmental liability as a result of the indemnity by the purchaser. Additionally, we recognized a gain of $0.4 million resulting from the satisfaction of certain purchase price contingencies in 2005 related to the 2005 chlorine supply agreement mentioned above.

Interest Expense, Net.  Interest expense, net of $6.9 million for the year ended December 31, 2006 decreased by $8.4 million compared to the same period in 2005. In 2006, interest expense, net included interest expense of $10.4 million, net of interest income of $3.5 million. In 2005, interest expense, net, of $15.3 million included interest expense of $16.2 million net, of $0.9 million of interest income. The decrease in interest expense of $5.8 million in 2006 as compared to 2005 was due to lower debt balances during the 2006 period. The decrease in debt balances resulted from the retirement of all outstanding Tranche A Notes in August 2005 and the voluntary redemption of $50.0 million in principal amount of the $150.0 million of outstanding Senior Notes in January 2006. The increase in interest income of $2.6 million in 2006 as compared to 2005 was due to investment returns from a higher average cash balance in 2006 compared to 2005.

Other Expense, Net.  Other expense, net of $2.3 million in 2006 primarily reflected the redemption fee for early redemption of the Senior Notes in early 2006. Other expense, net of $1.5 million for 2005 also reflected currency exchange loss remeasurement.

Income Tax Expense.  We had income tax expense of $31.5 million for the year ended December 31, 2006, compared to an income tax expense of $10.8 million in 2005. The effective income tax rate was 32% for the year ended December 31, 2006, and 13% for the year ended December 31, 2005. In 2006 the effective rate varied from the statutory rate of 35% due mainly to a one-time adjustment related to a decrease in future Canadian tax rates from a recently enacted law, a decrease in the valuation allowance on deferred tax assets, partially offset by foreign and state income tax expenses. In 2005 the effective rate varied from the statutory rate principally due to a change in the recorded valuation allowance resulting from the re-measurement of our Predecessor NOL to the amount actually available for deduction in the future.

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

Revenues.  Revenues for the years ended December 31, 2005 and 2004, were as follows:

	2005	2004

Chlorine and caustic soda	$386,011	$293,508
Other	129,704	113,607

Total revenues	$515,715	$407,115

Average ECU netback*	$581	$393

*	The average ECU netback, which is net of the cost of transporting the products to customers, relates only to sales of chlorine and caustic soda, and not to sales of other products.

Revenues increased by $108.6 million, or approximately 27%, to $515.7 million for the year ended December 31, 2005, as compared to the prior year period. Revenues from sales of chlorine and caustic soda increased by $92.5 million, with an increase of approximately $120.0 million due to increased ECU netbacks, but partially offset by a decrease of approximately $27.5 million due to decreased ECU sales volume. Our average ECU netback (which relates only to sales of chlorine and caustic soda to customers) for the year ended December 31, 2005, was $581, an increase of 48% from the average netback in 2004 of $393. Our revenues in 2005 were also favorably affected by increased prices for our other products, primarily from an increase of $16.8 million in revenues from bleach sales.

Cost of Sales.  Cost of sales-product increased by $22.8 million, or approximately 6%, to $376.2 million for 2005 as compared to 2004. For 2005, our variable costs were $14.1 million higher than in 2004. Variable product costs included a $23.4 million increase resulting from higher prices for salt, electricity and other raw materials being partially offset by $5.0 million due to lower production volumes and $8.0 million of lower purchases for resale. In addition, there was also $1.4 million of higher costs resulting from a reduction of inventory during the period. For 2005, our fixed costs were $8.7 million higher than in 2004. The increase included maintenance costs which were $7.9 million higher, primarily due to increased maintenance expenses at our Henderson, Becancour and St. Gabriel plants, including $3.6 million of turnaround costs at our St. Gabriel and Henderson plants. Also included in the most recent period was increased non-variable utilities cost of $2.3 million. There was also a $1.1 million reduction in salaries and other employee-related costs primarily relating to workforce reductions resulting from Project STAR. In addition, there was a $1.0 million decrease in depreciation expense, with the absence of a $3.4 million charge in the first quarter of 2004 that related to our decision to discontinue chlor-alkali production at our Tacoma facility, more than offsetting the additional depreciation of assets at our Tacoma and Cornwall facilities during 2005. Other companies may include certain of these costs in selling, general and administrative expenses, resulting in a lack of comparability between our gross profit and that reported by other companies.

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

Gain (loss) on Asset Dispositions and Other, Net.  Gain (loss) on asset dispositions and other, net represented a net cost of $1.2 million for the year ended December 31, 2005, a cost decrease of approximately $2.8 million compared to 2004. The 2005 period included losses on miscellaneous asset dispositions and asset write-offs of approximately $3.0 million, a loss of $1.8 million on the Cornwall plant closure and related asset sale and employee severance and related costs of $0.9 million in connection with the final stages of the organizational efficiency project in Canada and the Tacoma plant closure in September 2005. Partially offsetting these costs was a gain of $4.1 million in connection with the sale of the Tacoma facility in December 2005, comprised primarily of $0.8 million of cash consideration and the reversal of the $4.5 million environmental liability as a result of the indemnity by the purchaser. Additionally, we recognized a gain of $0.4 million resulting from the satisfaction of certain purchase price contingencies in 2005 related to the 2005 chlorine supply agreement entered into in connection with the disposition of our chlorinated paraffin operations at the Cornwall facility.

Interest Expense, Net.  Interest expense of $15.3 million for the year ended December 31, 2005 included interest expense of $16.2 million, net of interest income of $0.9 million. This was approximately $3.1 million less than the year ended December 31, 2004, as a result of lower debt balances during the 2005 period. The 2004 period included $0.1 million of interest income. We completed the retirement of all outstanding Tranche A Notes in August 2005, and there were no borrowings under the Revolver during the last three quarters of 2005.

Other Expense, Net.  Other expense, net of $1.5 million in 2005 primarily reflected a currency exchange loss, which resulted from a decrease in the rate at which Canadian dollar denominated amounts were converted into U.S. dollar balances (from 1.20 at December 31, 2004, to 1.16 at December 31, 2005). Other expense, net of $2.8 million for 2004 also reflected a currency exchange loss.

Income Tax Expense.  We had income tax expense of $10.8 million for the year ended December 31, 2005, compared to an income tax expense of $2.1 million in 2004. The effective income tax rate was 13% for the year ended December 31, 2005, and 240% for the year ended December 31, 2004. In 2005, the effective rate varied from the statutory rate principally due to a change in the recorded valuation allowance resulting from the re-measurement of our Predecessor NOL to the amount actually available for deduction in the future. In 2004 the effective rate varied from the combined state and federal statutory rate due to a change in the recorded valuation allowance resulting from the utilization of U.S. NOL, partially offset by an income tax benefit from a loss from our Canadian operations.

Recent Accounting Pronouncements and Developments

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on the reversal of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. FIN 48 is effective for fiscal periods beginning after December 15, 2006. Based on our evaluation as of December 31, 2006, we do not believe that FIN 48 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which was issued to increase consistency and comparability in fair value measurements. Prior to the issuance of SFAS 157 there were different definitions of fair value and limited guidance for applying those definitions. The statement defines fair value and clarifies certain items in connection with assumptions used in the measurement of fair value. SFAS 157 is effective for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years. We do not anticipate the adoption of SFAS 157 to have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R.” SFAS 158 requires an employer to recognize the overfunded or underfunded status of a single-employer defined benefit plan as an asset or liability in a company’s balance sheet and to recognize changes in that funded status in accumulated other comprehensive income in the year in which the changes occur. The effective date that companies must begin recognizing the overfunded or underfunded plan status and the change in that status in its balance sheet is for fiscal periods ending after December 15, 2006. We adopted SFAS 158 on December 31, 2006 and recorded an additional liability and other comprehensive loss of $1.6 million and $1.8 million (net of tax of $6.8 million), respectively. Additionally, we reduced prepaid benefit costs by $6.6 million. See Note 5 “Employee Benefit Plans” to the consolidated financial statements.

In September 2006, the SEC issued SAB 108. The new guidance requires the use of both a balance sheet and income statement approach in quantifying and evaluating the materiality of misstatements in the financial statements. While the income statement approach addresses only misstatements related to the current year financial statements, the balance sheet approach takes into account unadjusted cumulative misstatements existing in the balance sheet at the end of the current period. Under the transition guidance in SAB 108, correction of errors from prior periods that existed in the balance sheet which had been previously considered immaterial could be treated as a one-time cumulative-effect adjustment and would not require restatement of prior periods. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We adopted SAB 108 on December 31, 2006. In accordance with SAB 108, we recorded a cumulative effect adjustment to retained earnings as of January 1, 2006, $0.7 million (net of tax of $0.2 million). This adjustment related to deliveries in-transit which were recognized as sales at December 31, 2005. Our practice has been to recognize revenue upon shipment of products which does not always coincide with the transfer of title in accordance with contractual shipping terms of some of our customers. These previously unadjusted revenues were not considered material to our consolidated financial statements.

In November 2005, the FASB issued Staff Position No. FSP 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). We have elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The adoption of FSP 123R-3 did not have a significant impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of Accounting Principles Board (“APB”) No. 20 and SFAS No. 3.” SFAS No. 154 provides guidance on the accounting for and reporting of voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance the pronouncement does not include specific transition provisions. For these changes, the statement requires retrospective application to prior period financial statements unless it is impracticable to determine the effects of the specific period or the cumulative effect of the change. SFAS 154 retained the guidance contained in APB No. 20 as it related to the correction of an error and changes in accounting estimates. The statement was effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We adopted the statement on January 1, 2006. The adoption of this statement did not have a significant impact on our consolidated financial statements.

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. We adopted FIN 47 on December 31, 2005. After our adoption of FIN 47 we recorded asset retirement obligations of $4.0 million, and a charge of $2.2 million, recorded as the cumulative effect of change in accounting principle on the consolidated statement of operations. See Note 16 “Asset Retirement Obligations” to the consolidated financial statements.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payments,” which replaced SFAS 123 and superseded APB Opinion No. 25. SFAS 123R establishes accounting standards for transactions involving the exchange of a company’s equity instruments or liabilities based on the fair value of an entity’s equity instruments for goods or services. The primary focus of the statement involves share-based awards issued to employees. SFAS 123R generally requires a public company to measure the cost of the award based on the grant-date fair value of the award. The cost is required to be recognized over the requisite service period of the award. In April 2005, the Securities and Exchange Commission postponed the adoption date of SFAS 123R. We adopted SFAS 123R on January 1, 2006, which did not have a significant impact on our financial statements. See Note 6 “Stock-Based Compensation” to the consolidated financial statements.

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

							Approximate
	Expected Maturity Date At December 31, 2006						Fair Value at
	Year Ending December 31,						December 31,
	2007	2008	2009	2010	2011	Thereafter	2006
	(In thousands)

Fixed rate debt(1)	$978	$100,000	$—	$—	$—	$—	$103,478
Variable rate debt	—	—	—	—	—	1,761	1,761

Total debt	$978	$100,000	$—	$—	$—	$1,761	$105,239

(1)	Debt instruments at fixed interest rates ranging from 8.0% to 10.0%, with the majority at 10.0%; includes the payment of the Senior Notes in 2008. In January 2007, we redeemed $25.0 million in principal amount of the Senior Notes that is included in the above table with a maturity in 2008.

There were no significant changes to the expected maturity value of our market-sensitive debt instruments as of December 31, 2006, as compared to December 31, 2005.

We operate in Canada and are subject to foreign currency exchange rate risk. Due to the significance of our Canadian subsidiary’s U.S. dollar-denominated long-term debt and certain other U.S. dollar-denominated assets and liabilities, our functional accounting currency is the U.S. dollar. Certain other items of working capital are denominated in Canadian dollars. An average change of 1% in the currency exchange rate would result in a change in currency exchange gain or loss of approximately $0.5 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In this report, our consolidated financial statements and supplementary data appear following the signature page to this report and are hereby incorporated by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2006 was based on the framework for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2006, our system of internal control over financial reporting is effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our management’s assessment of our internal control over financial reporting, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm on Internal
Control over Financial Reporting

To the Board of Directors and Stockholders of
Pioneer Companies, Inc.
Houston, Texas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Pioneer Companies, Inc. and subsidiaries (“Pioneer”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Pioneer’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Pioneer’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Pioneer maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Pioneer maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006, of Pioneer and our report dated March 15, 2007 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

Houston, Texas
March 14, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G of Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information to be set forth in Pioneer’s definitive proxy statement relating to the 2007 Annual Meeting of Stockholders of Pioneer (“2007 Proxy Statement”) to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (“Exchange Act”), in response to Items 401, 405 and 406 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act (“Regulation S-K”). If the 2007 Proxy Statement is not so filed within 120 days after December 31, 2006, such information will be included in an amendment to this report filed not later than the end of such period. Reference is also made to the information appearing in Item 4A of Part I of this report under the caption “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information to be set forth in the 2007 Proxy Statement in response to Item 402 of Regulation S-K, or if the 2007 Proxy Statement is not so filed within 120 days after December 31, 2006, such information will be included in an amendment to this report filed not later than the end of such period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information to be set forth in the 2007 Proxy Statement in response to Item 403 of Regulation S-K, or if the 2007 Proxy Statement is not so filed within 120 days after December 31, 2006, such information will be included in an amendment to this report filed not later than the end of such period.

See the information contained under the heading “Equity Compensation Plan Information” in Item 5 of this report for information regarding shares authorized for issuance under equity compensation plans approved by stockholders and not approved by stockholders. For descriptions of our equity compensation plans, including the 2006 Stock Incentive Plan, see Note 6 “Stock-Based Compensation” to the consolidated financial statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information to be set forth in the 2007 Proxy Statement in response to Item 404 of Regulation S-K, or if the 2007 Proxy Statement is not so filed within 120 days after December 31, 2006, such information will be included in an amendment to this report filed not later than the end of such period.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information to be set forth in the 2007 Proxy Statement in response to Item 9(e) of Schedule 14A, or if the 2007 Proxy Statement is not so filed within 120 days after December 31, 2006, such information will be included in an amendment to this report filed not later than the end of such period.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)  Financial Statements

    An index to the consolidated financial statements filed with this report appears on page F-1.

    (2)  Financial Statement Schedule

    The information required by this item is filed as Exhibit 99.1.

    (3)  Exhibits

    See Item 15(b) below.

(b) Exhibits:

Exhibit No.		Description

2	.1*	Pioneer Companies, Inc. Amended Joint Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (incorporated by reference to Exhibit 2.1 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
2	.2*	Order Approving Disclosure Statement, dated September 21, 2001 (incorporated by reference to Exhibit 2.2 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
2	.3*	Order Confirming Joint Plan of Reorganization, dated November 28, 2001 (incorporated by reference to Exhibit 2.4 to Pioneer’s Current Report on Form 8-K filed on December 28, 2001).
2	.4*	Asset Purchase and Sale Agreement dated December 22, 2005 between Mariana Properties, Inc. and Pioneer Americas LLC (incorporated by reference to Exhibit 10.1 to Pioneer’s Current Report on Form 8-K filed on January 5, 2006).
2	.5*	Asset Purchase Agreement, dated as of September 22, 1997, between PCI Chemicals Canada Inc. (‘PCICC”), PCI Carolina, Inc. and Pioneer Companies, Inc. and ICI Canada Inc., ICI Americas, Inc. and Imperial Chemical Industries PLC (incorporated by reference to Exhibit 2 to Pioneer’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
2	.6*	First Amendment to Asset Purchase Agreement, dated as of October 31, 1997, between PCICC, PCI Carolina, Inc. and Pioneer Companies, Inc. and ICI Canada Inc., ICI Americas, Inc. and Imperial Chemical Industries PLC (incorporated by reference to Exhibit 2 to Pioneer’s Current Report on Form 8-K filed on November 17, 1997).
3	.1*	Fourth Amended and Restated Certificate of Incorporation of Pioneer Companies, Inc. (incorporated by reference to Exhibit 3.1 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
3	.2*	Amended and Restated By-laws of Pioneer Companies, Inc. (incorporated by reference to Exhibit 3.2 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4	.1*	Specimen Pioneer Companies, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4	.2*	Indenture, dated as of December 31, 2001, among PCI Chemicals Canada Company, the guarantors named therein and Wells Fargo Bank Minnesota, National Association, as trustee, relating to $150,000,000 principal amount of 10% Senior Secured Guaranteed Notes due 2008 (incorporated by reference to Exhibit 4.3 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4	.3*	First Supplemental Indenture dated as of June 30, 2005 among PCI Chemicals Canada Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the $150,000,000 principal amount of 10% Senior Secured Guaranteed Notes due 2008 (incorporated by reference to Exhibit 4.3 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4	.4*	Loan and Security Agreement, dated as of December 31, 2001, among PCI Chemicals Canada Company, Pioneer Americas LLC, the lenders that are signatories thereto and Foothill Capital Corporation, as arranger and administrative agent (incorporated by reference to Exhibit 4.6 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

Exhibit No.		Description

4	.5*	First Amendment to Loan and Security Agreement, dated April 15, 2002, between and among the lenders identified on the signature pages thereto, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.7 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4	.6*	Second Amendment to Loan and Security Agreement effective as of May 31, 2002, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.1 to Pioneer’s Current Report on Form 8-K filed on June 14, 2002).
4	.7*	Third Amendment to Loan and Security Agreement effective as of July 29, 2002, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.8 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
4	.8*	Fourth Amendment to Loan and Security Agreement effective as of December 10, 2002, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.9 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
4	.9*	Fifth Amendment to Loan and Security Agreement effective as of July 1, 2003, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.10 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
4	.10*	Sixth Amendment to Loan and Security Agreement effective as of December 31, 2003, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.11 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
4	.11*	Seventh Amendment to Loan and Security Agreement effective as of December 31, 2006, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.1 to Pioneer’s Current Report on Form 8-K filed on December 26, 2006).
4.12		Eighth Amendment to Loan and Security Agreement effective as of March 13, 2007, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC.
4	.13*	Common Security and Intercreditor Agreement, dated as of December 31, 2001, by and among the grantors named therein and Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.8 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10	.1+*	Pioneer Companies, Inc. 2006 Stock Incentive Plan (incorporated by reference to Annex B of Pioneer’s Proxy Statement filed on April 6, 2006).
10	.2+*	Employment Agreement, dated May 2, 2006, between Pioneer Companies, Inc. and Michael Y. McGovern (incorporated by reference to Exhibit 10.2 to Pioneer’s Current Report on Form 8-K filed on May 5, 2006).
10	.3*	Indemnity Agreement dated March 14, 2002, between Pioneer Companies, Inc. and Marvin E. Lesser (incorporated by reference to Exhibit 10.1 to Pioneer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10	.4*	Indemnity Agreement dated March 14, 2002, between Pioneer Companies, Inc. and Michael Y. McGovern (incorporated by reference to Exhibit 10.2 to Pioneer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10	.5*	Indemnity Agreement dated March 9, 2002, between Pioneer Companies, Inc. and David A. Scholes (incorporated by reference to Exhibit 10.7 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10	.6*	Indemnity Agreement dated May 13, 2004, between Pioneer Companies, Inc. and Charles L. Mears (incorporated by reference to Exhibit 10.6 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

Exhibit No.		Description

10	.7*	Indemnity Agreement dated May 12, 2005, between Pioneer Companies, Inc. and Richard L. Urbanowski (incorporated by reference to Exhibit 10.7 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10	.8*	Indemnity Agreement dated January 24, 2006 between Pioneer Companies, Inc. and Robert E. Allen (incorporated by reference to Exhibit 10.8 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10	.9*+	Pioneer Companies, Inc. Discretionary Severance Benefit Plan, effective May 1, 2003 (incorporated by reference to Exhibit 10.9 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10	.10*+	Notice Letter dated November 14, 2005 between Kent R. Stephenson and Pioneer Companies, Inc (incorporated by reference to Exhibit 10.10 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10	.11*	Agreement of Purchase and Sale and Joint Escrow Instructions dated effective as of June 3, 2005, by and between Pioneer Americas LLC and Marnell Properties, LLC relating to the sale of approximately sixty acres of real property adjacent to Pioneer Americas’ chlor-alkali manufacturing facility in Henderson, Nevada. (Incorporated by reference to Exhibit 10.1 to Pioneer’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 12, 2005).
10	.12*	First Amendment and Assignment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of October 31, 2005, among Pioneer Americas LLC, Marnell Properties, LLC and Century Steel, Inc (incorporated by reference to Exhibit 10.12 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10	.13*	Second Amendment and Assignment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of March 31, 2006, among Pioneer Americas LLC, Marnell Properties, LLC and Century Steel, Inc (incorporated by reference to Exhibit 10.1 to Pioneer’s Current Report on Form 8-K filed on April 7, 2006).
10	.14*	Third Amendment and Assignment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of June 30, 2006, among Pioneer Americas LLC, Marnell Properties, LLC and Century Steel, Inc (incorporated by reference to Exhibit 10.1 to Pioneer’s Current Report on Form 8-K filed on July 7, 2006).
10	.15*	Fourth Amendment and Assignment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of July 7, 2006, among PALLC, Marnell Properties, LLC and Century Steel, Inc (incorporated by reference to Exhibit 10.2 to Pioneer’s Current Report on Form 8-K filed on July 7, 2006).
14	.1*	Pioneer Companies, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
21.1		List of Subsidiaries.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Michael Y. McGovern required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of Gary L. Pittman required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1		Certification of Michael Y. McGovern required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2		Certification of Gary L. Pittman required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
99.1		Schedule II — Valuation and Qualifying Accounts.

*	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

+	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER COMPANIES, INC.
(Registrant)

By:	/s/ Michael Y. McGovern
Michael Y. McGovern
President and Chief Executive Officer

Date: March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL Y. McGOVERN Michael Y. Mcgovern	President, Chief Executive Officer and Chairman of the Board of Directors	March 14, 2007

/s/ GARY L. PITTMAN Gary L. Pittman	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	March 14, 2007

/s/ CARL MONTICONE Carl Monticone	Vice President, Controller and Assistant Secretary (Principal Accounting Officer)	March 14, 2007

/s/ ROBERT E. ALLEN Robert E. Allen	Director	March 14, 2007

/s/ MARVIN E. LESSER Marvin E. Lesser	Director	March 14, 2007

/s/ CHARLES L. MEARS Charles L. Mears	Director	March 14, 2007

/s/ DAVID A. SCHOLES David A. Scholes	Senior Vice President, Operations and Director	March 14, 2007

/s/ RICHARD L. URBANOWSKI (Richard L. Urbanowski)	Director	March 14, 2007

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pioneer Companies, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Pioneer Companies, Inc. and subsidiaries (“Pioneer”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index 15(a)(2). These financial statements and the financial statement schedule are the responsibility of Pioneer’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pioneer as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pioneer’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of Pioneer’s internal control over financial reporting and an unqualified opinion on the effectiveness of Pioneer’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Houston, Texas
March 14, 2007

PIONEER COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(In thousands,
	Except Par Value)

ASSETS
Current assets:
Cash and cash equivalents	$115,216	$62,790
Accounts receivable, less allowance for doubtful accounts:
2006, $2,235; 2005, $3,748	52,028	65,937
Inventories, net	21,023	19,076
Prepaid expenses and other current assets	15,858	3,800

Total current assets	204,125	151,603
Property, plant and equipment:
Land	5,758	6,516
Buildings and improvements	30,431	30,234
Machinery and equipment	229,059	209,457
Construction in progress	2,350	2,208

	267,598	248,415
Less accumulated depreciation	(114,814)	(89,455)

Property, plant and equipment, net	152,784	158,960
Other assets, net	1,850	4,310
Excess reorganization value over the fair value of identifiable assets	84,064	84,064

Total assets	$442,823	$398,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,969	$18,630
Accrued liabilities	42,625	39,444
Short-term debt, including current portion of long-term debt	978	1,858

Total current liabilities	60,572	59,932
Long-term debt, less current portion	101,761	152,739
Accrued pension and other employee benefits	20,729	26,619
Other long-term liabilities	74,941	54,657
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 11,803 (2006) and 11,759 (2005) shares issued and outstanding	118	118
Additional paid-in capital	43,704	36,784
Accumulated other comprehensive loss	(7,997)	(14,396)
Retained earnings	148,995	82,484

Total stockholders’ equity	184,820	104,990

Total liabilities and stockholders’ equity	$442,823	$398,937

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Revenues	$525,705	$515,715	$407,115
Cost of sales	(412,030)	(376,225)	(353,454)

Gross profit	113,675	139,490	53,661
Selling, general and administrative expenses	(32,373)	(38,187)	(27,608)
Gain (loss) on asset dispositions and other, net	26,642	(1,222)	(3,974)

Operating income	107,944	100,081	22,079
Interest expense, net	(6,947)	(15,267)	(18,356)
Other expense, net	(2,289)	(1,543)	(2,838)

Income before income taxes	98,708	83,271	885
Income tax expense	(31,463)	(10,781)	(2,127)

Income (loss) before cumulative effect of change in accounting principle	67,245	72,490	(1,242)
Cumulative effect of change in accounting principle, net of tax	—	(2,194)	—

Net income (loss)	$67,245	$70,296	$(1,242)

Income (loss) per share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$5.71	$6.37	$(0.12)
Cumulative effect of change in accounting principle, net of tax	—	(0.19)	—

Net income (loss)	$5.71	$6.18	$(0.12)

Diluted:
Income (loss) before cumulative effect of change in accounting principle	$5.67	$6.14	$(0.12)
Cumulative effect of change in accounting principle, net of tax	—	(0.19)	—

Net income (loss)	$5.67	$5.95	$(0.12)

Weighted average number of shares outstanding:
Basic	11,781	11,379	10,113
Diluted	11,866	11,808	10,113

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
	(In thousands)

Balance at January 1, 2004	10,004	$100	$10,941	$13,430	$(5,481)	$18,990
Comprehensive income:
Net loss	—	—	—	(1,242)	—	(1,242)
Other comprehensive loss:
Additional minimum pension liability	—	—	—	—	(2,573)	(2,573)

Total comprehensive income						(3,815)
Predecessor company net operating loss benefit	—	—	346	—	—	346
Issuance of new shares	1,172	12	22,362	—	—	22,374

Balance at December 31, 2004	11,176	112	33,649	12,188	(8,054)	37,895
Comprehensive income:
Net income	—	—	—	70,296	—	70,296
Other comprehensive loss:
Additional minimum pension liability	—	—	—	—	(6,342)	(6,342)

Total comprehensive loss						63,954
Predecessor company net operating loss benefit	—	—	937	—	—	937
Issuance of new shares under stock incentive plan	583	6	2,220	—	—	2,226
Other	—	—	(22)	—	—	(22)

Balance at December 31, 2005	11,759	118	36,784	82,484	(14,396)	104,990
Comprehensive income:
Net income	—	—	—	67,245	—	67,245
Other comprehensive loss:
Additional minimum pension liability, (net of tax of $2.9 million)	—	—	—	—	8,215	8,215

Total comprehensive income						75,460
Cumulative effect of adjustment resulting from the adoption of SAB 108,(net of tax of $0.2 million)	—	—	—	(734)	—	(734)
Stock-based compensation	—	—	815	—	—	815
Issuance of new shares under stock incentive plan	44	—	412	—	—	412
Predecessor company net operating loss benefit	—	—	1,102	—	—	1,102
Excess tax benefits related to stock option exercises	—	—	4,591	—	—	4,591
Adoption of SFAS No. 158, (net of tax of $6.8 million)	—	—	—	—	(1,816)	(1,816)

Balance at December 31, 2006	$11,803	$118	$43,704	$148,995	$(7,997)	$184,820

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Operating activities:
Net income (loss)	$67,245	$70,296	$(1,242)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	24,335	24,564	25,514
(Reduction of) provision for allowance for doubtful accounts	(1,513)	1,185	(384)
Deferred tax expense	15,465	8,636	2,127
(Gain) loss on disposal of assets	(26,275)	316	(10)
Currency exchange (gain) loss	(9)	1,470	2,840
Loss on early debt extinguishment	2,500	—	—
Stock-based compensation expense	815	—	—
Accretion of asset retirement obligations	304	—	—
Cumulative effect of change in accounting principle	—	2,194	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	12,310	(12,074)	(12,803)
Increase in inventories, prepaid expenses and other current assets	(1,701)	(256)	(774)
(Increase) decrease in other assets	(1,077)	(40)	(494)
Increase in accounts payable and accrued liabilities	1,527	10,657	8,313
Decrease in other long-term liabilities	(2,616)	(4,000)	(3,794)
Other	—	—	346

Net cash flows from operating activities	91,310	102,948	19,639

Investing activities:
Capital expenditures	(12,314)	(12,605)	(8,384)
Proceeds from disposal of assets	27,548	2,255	315

Net cash flows from (used) in investing activities	15,234	(10,350)	(8,069)

Financing activities:
Payment of premium on early debt extinguishment	(2,500)	—	—
Net borrowings (payments) under revolving credit arrangements	—	—	(16,823)
Repayments of long-term debt	(51,880)	(48,320)	(3,079)
Proceeds from issuance of stock, net	412	2,226	22,374

Net cash flows from (used in) financing activities	(53,968)	(46,094)	2,472

Effect of exchange rate changes on cash	(150)	95	203

Net change in cash and cash equivalents	52,426	46,599	14,245

Cash and cash equivalents at beginning of year	62,790	16,191	1,946

Cash and cash equivalents at end of year	$115,216	$62,790	$16,191

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

The consolidated financial statements include the accounts of Pioneer Companies, Inc. (the “Company” or “PCI”) and its consolidated subsidiaries (collectively, “Pioneer”). All significant intercompany balances and transactions have been eliminated in consolidation.

Pioneer operates in one industry segment, the production, marketing and sale of chlor-alkali and related products. Pioneer operates in one geographic area, North America. Pioneer conducts its primary business through its operating subsidiaries: PCI Chemicals Canada Company (“PCI Canada”) and Pioneer Americas LLC (“Pioneer Americas”).

Dollar amounts, other than per-share amounts, in tabulations in the notes to the consolidated financial statements are stated in thousands of U.S. dollars unless otherwise indicated.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents.  All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents.

Inventories.  Inventories are valued at the lower of cost or market. The costs of finished goods are recorded under the average cost method, which includes appropriate elements of material, labor and manufacturing overhead costs, while the first-in, first-out method is utilized for raw materials, supplies and parts. Pioneer enters into agreements with other companies to exchange chlor-alkali inventories in order to minimize working capital requirements and to optimize distribution logistics. When there is an imbalance resulting from an exchange contract, such imbalance quantity is included in Pioneer’s finished goods inventory and valued at its manufacturing cost. Imbalances included in inventory due from (due to) other companies were $1.8 million and ($1.7) million at December 31, 2006, and $0.5 million and ($1.0) million at December 31, 2005.

Property, Plant and Equipment.  Property, plant and equipment are recorded at cost. Major renewals and improvements that extend the useful lives of equipment are capitalized. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations.

Depreciation is computed primarily under the straight-line method over the estimated remaining useful lives of the assets. Asset lives range from 5 to 15 years, including buildings and improvements with an average life ranging from 10 to 15 years, and machinery and equipment with an average life ranging from 5 to 10 years. Depreciation expense recorded in 2006, 2005 and 2004 was $24.2 million, $24.5 million, and $25.4 million, respectively.

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

Other Assets.  Other assets include amounts for deferred financing costs, which are being amortized on a straight-line basis over the term of the related debt. Amortization of such costs using the interest method would not have resulted in material differences in the amounts amortized during the periods presented. Amortization expense for other assets for the years ended December 31, 2006, 2005, and 2004 was approximately $0.1 million for each period.

Excess Reorganization Value Over The Fair Value of Identifiable Assets.  Upon Pioneer’s emergence from bankruptcy and application of fresh-start accounting on December 31, 2001, Pioneer recorded $84.1 million of

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excess reorganization value over the fair value of identifiable assets (“goodwill”). In accordance with Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets,” this goodwill will not be amortized. The carrying value of goodwill will be reviewed at least annually, and if this review indicates that it will not be recoverable, as determined based on the estimated fair value of the applicable reporting unit, Pioneer’s carrying value will be adjusted in accordance with SFAS 142. Using discounted cash flow methodology based on projections of the amounts and timing of future revenues and cash flows, Pioneer determined that as of December 31, 2006, 2005 and 2004, goodwill was not impaired. As a result, there was no change in the carrying value of goodwill of $84.1 million as of December 31, 2006 and 2005.

Environmental Remediation Liabilities.  Remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are based upon management’s best estimate of the ultimate cost and are recorded at undiscounted amounts. Ongoing environmental compliance costs, including maintenance and monitoring costs, are charged to operations as incurred. See Note 12.

Asset Retirement Obligations.  Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of tangible long-lived assets that result from its acquisition, construction, development and/or normal operation. Pioneer records a liability for ARO’s when incurred and capitalizes an increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over its useful life. Existing ARO’s will be evaluated each year to determine potential changes in expected settlement date or amount. Pioneer will either settle its ARO obligations at the recorded amount or incur a gain or loss upon settlement. See Note 16.

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

Cost of Sales.  Amounts recognized as cost of sales are comprised of production and transportation costs, including variable costs primarily from power, raw materials, freight, purchase for resale, purchasing and receiving, inspection and warehousing costs. Also included are fixed costs such as salaries and personnel costs, rental expense and depreciation related to Pioneer’s production facilities.

Selling, General and Administrative Expenses.  Amounts presented in selling, general and administrative expenses include expenses related to selling, customer service, and costs of providing corporate-wide functional support in such areas as finance, legal, human resources and logistics management, including related salaries and personnel costs, rental expense and depreciation.

Interest Expense.  Interest expense, net consisted of the following for the indicated periods:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Interest expense	$10,403	$16,191	$18,462
Interest income	(3,456)	(924)	(106)

Interest expense, net	$6,947	$15,267	$18,356

No interest was capitalized in 2006, 2005, or 2004.

Income (Loss) Per Share.  Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share considers the dilutive effect of potentially issuable common shares during the period.

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The stock options to purchase shares of common stock that were outstanding at December 31, 2006 included 25,000 shares that were not included in the computation of diluted earnings per share because the option exercise price exceeded the average market price of the shares and their inclusion would have been anti-dilutive. The stock options to purchase shares of common stock that were outstanding at December 31, 2005 included 45,000 shares that were not included in the computation of diluted earnings per share because the option exercise price exceeded the average market price of the shares and their inclusion would have been anti-dilutive. None of the options to purchase shares of common stock that were outstanding at December 31, 2004, were included in the computations of diluted net loss per share since their inclusion would have been anti-dilutive.

Net income (loss) per share was computed as follows for the indicated periods:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Income (loss)
Income (loss) before cumulative effect of change in accounting principle	$67,245	$72,490	$(1,242)
Cumulative effect of change in accounting principle, net of tax	—	(2,194)	—

Net income (loss)	$67,245	$70,296	$(1,242)

Average Shares
Denominator for Weighted average shares — Basic	11,781	11,379	10,113
Potentially dilutive common shares:
Stock options	85	429	—

Denominator for weighted average diluted shares	11,866	11,808	10,113

Income (loss) per share
Basic:
Income (loss) before cumulative effect of change in accounting principle	$5.71	$6.37	$(0.12)
Cumulative effect of change in accounting principle, net of tax	—	(0.19)	—

Net income (loss)	$5.71	$6.18	$(0.12)

Diluted:
Income (loss) before cumulative effect of change in accounting principle per share:	$5.67	$6.14	$(0.12)
Cumulative effect of change in accounting principle, net of tax	—	(0.19)	—

Net income (loss)	$5.67	$5.95	$(0.12)

Stock-Based Compensation.  Pioneer has a stock option plan that is more fully described in Note 6. Pioneer adopted SFAS 123(R), “Share-Based Payments,” on January 1, 2006, which replaced SFAS 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” using the modified prospective basis which requires recognition of compensation cost for (i) share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the fair value calculated on the grant date, and (ii) share-based awards granted subsequent to January 1, 2006, also based on the fair value calculated on the grant date.

Prior to January 1, 2006, Pioneer accounted for stock options under the provisions of APB 25. Under Pioneer’s plan, stock options are issued at the current market price or a price exceeding the current market price on the grant date and have no intrinsic value at the grant date. Accordingly, Pioneer recorded no compensation expense under

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

APB 25. Had compensation expense for the stock option plans been determined using a fair-value-based method in accordance with SFAS 123, “Accounting for Stock-Based Compensation”, Pioneer’s pro-forma net income (loss) and earnings (loss) per share for periods prior to 2006 would have been as follows:

	2005	2004
	(In thousands)

Net income (loss):
As reported	$70,296	$(1,242)
Add: Stock-based compensation expense included in reported
Net income (loss)	—	57
Deduct: Stock-based compensation expense determined under fair-value-based method	(825)	(701)

Pro forma net income (loss)	$69,471	$(1,886)

Net income (loss), per common share:
Basic, as reported	$6.18	$(0.12)
Basic, pro forma	$6.11	$(0.19)
Diluted, as reported	$5.95	$(0.12)
Diluted, pro forma	$5.88	$(0.19)

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

In 2006, approximately 14% of Pioneer’s revenues was generated by sales of products for use in the pulp and paper industry. At December 31, 2006, Pioneer had approximately $7.2 million of net accounts receivable from pulp and paper customers, representing approximately 14% of Pioneer’s net accounts receivable as of December 31, 2006.

Fair Value of Financial Instruments.  The carrying amount of cash and cash equivalents, receivables, accounts payable and certain accrued expenses approximate fair value because of the short maturities of those instruments. The fair values of debt instruments are estimated based upon quoted market values (if applicable), or based on debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange.

At December 31, 2006, the fair market value of Pioneer’s debt instruments approximated the carrying value.

Estimates and Assumptions.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Recent Accounting Pronouncements and Developments

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on the reversal of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. FIN 48 is effective for fiscal periods beginning after December 15, 2006 and based on Pioneer’s evaluation as of December 31, 2006, it does not believe that FIN 48 will have a material impact on their consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which was issued to increase consistency and comparability in fair value measurements. Prior to the issuance of SFAS 157, there were different definitions of fair value and limited guidance for applying those definitions. The statement defines fair value and clarifies certain items in connection with assumptions used in the measurement of fair value. SFAS 157 is effective for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years. Pioneer does not anticipate that the adoption of SFAS 157 will have a significant impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R.” SFAS 158 requires an employer to recognize the overfunded or underfunded status of a single-employer defined benefit plan as an asset or liability in a company’s balance sheet and to recognize changes in that funded status in accumulated other comprehensive income in the year in which the changes occur. The effective date that companies must begin recognizing the overfunded or underfunded plan status and the change in that status in its balance sheet is for fiscal periods ending after December 15, 2006. Pioneer adopted SFAS 158 on December 31, 2006 and recorded an additional liability and other comprehensive loss of $1.6 million and $1.8 million (net of tax of $6.8 million), respectively. Additionally prepaid benefit costs were reduced by $6.6 million. See Note 5.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements When Quantifying in Current Year Financial Statements.” The new guidance requires the use of both a balance sheet and income statement approach in quantifying and evaluating the materiality of misstatements in the financial statements. While the income statement approach addresses only misstatements related to the current year financial statements, the balance sheet approach takes into account unadjusted cumulative misstatements existing in the balance sheet at the end of the current period. Under the transition guidance in SAB 108, correction of errors from prior periods that existed in the balance sheet which had been previously considered immaterial could be treated as a one-time cumulative-effect adjustment and would not require restatement of prior periods. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Pioneer adopted SAB 108 on December 31, 2006. In accordance with SAB 108, Pioneer recorded a cumulative effect adjustment to retained earnings as of January 1, 2006, $0.7 million (net of tax of $0.2 million). This adjustment related to deliveries in-transit which were recognized as sales at December 31, 2005. Pioneer’s practice has been to recognize revenue upon shipment of products which does not always coincide with the transfer of title in accordance with contractual shipping terms of some of Pioneer’s customers. These previously unadjusted revenues were not considered material to Pioneer’s consolidated financial statements.

In November 2005, the FASB issued Staff Position No. FSP 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). Pioneer has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The adoption of FSP 123R-3 did not have a significant impact on Pioneer’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and SFAS No. 3.” SFAS No. 154 provides guidance on the accounting for and reporting of voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance the pronouncement does not include specific transition provisions. For these changes, the statement requires retrospective application to prior period financial statements unless it is impracticable to determine the effects of the specific period or the cumulative effect of the change. SFAS 154 retained the guidance contained in APB No. 20 as it related to the correction of an error and changes in accounting estimates. The statement was effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Pioneer adopted the statement on January 1, 2006. The adoption of this statement did not have a significant impact on Pioneer’s results of operations or consolidated financial statements.

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Pioneer adopted FIN 47 on December 31, 2005. After Pioneer adopted FIN 47, it recorded asset retirement obligations of $4.0 million, and a charge of $2.2 million, recorded as the cumulative effect of change in accounting principle on the consolidated statement of operations. See Note 16.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payments,” which replaced SFAS 123 and superseded APB Opinion No. 25. SFAS 123R establishes accounting standards for transactions involving the exchange of a company’s equity instruments or liabilities based on the fair value of an entity’s equity instruments for goods or services. The primary focus of the statement involves share-based awards issued to employees. SFAS 123R generally requires a public company to measure the cost of the award based on the grant-date fair value of the award. The cost is required to be recognized over the requisite service period of the award. In April 2005, the Securities and Exchange Commission postponed the adoption date of SFAS 123R. Pioneer adopted SFAS 123R on January 1, 2006, which did not have a significant impact on Pioneer’s consolidated financial statements. See Note 6.

3.	Cash Flow Information

Non-cash investing activities:

	2006	2005	2004
	(In thousands)

Accounts payable property, plant and equipment acquisitions	$2,149	$1,438	$—

Following is supplemental cash flow information:

	2006	2005	2004
	(In thousands)

Interest paid	$10,476	$16,264	$18,434
Income taxes paid (refunded)	6,038	729	(346)

In December 2004, Pioneer issued 1.1 million shares of common stock, resulting in gross proceeds of $22.7 million. Offering costs of $0.6 million were incurred in connection with the equity offering, and Pioneer realized net proceeds of $22.1 million. The net proceeds were used to prepay and redeem long-term debt. See Note 7.

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Supplemental Financial Information

  Inventories

Inventories consisted of the following at December 31:

	2006	2005
	(In thousands)

Raw materials, supplies and parts, net	$10,655	$9,807
Finished goods	10,368	9,269

Inventories	$21,023	$19,076

  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisting of the following at December 31:

	2006	2005
	(In thousands)

Prepaid insurance	$2,614	$2,034
Deferred tax assets	12,313	1,383
Other	931	383

Prepaid expenses and other current assets	$15,858	$3,800

  Accrued Liabilities

Accrued liabilities consisted of the following at December 31:

	2006	2005
	(In thousands)

Payroll and benefits	$9,330	$13,567
Taxes	11,694	2,063
Electricity	8,488	10,104
Professional services	1,647	3,037
Maintenance services	5,056	4,702
Other	6,410	5,971

Accrued liabilities	$42,625	$39,444

  Other long-term liabilities

Other long-term liabilities consisted of the following at December 31:

	2006	2005
	(In thousands)

Environmental	$16,527	$14,508
Asset retirement obligation	10,962	4,036
Deferred revenue	1,417	1,237
Deferred tax liability	44,953	34,533
Other	1,082	343

Other long-term liabilities	$74,941	$54,657

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Employee Benefit Plans

  Defined Benefit Plans

Pioneer provides non-contributory defined benefit pension plans covering substantially all its union and non-union employees in the U.S. and Canada. Pioneer also provides other postretirement benefit plans to its employees in Canada with retiree health care benefits made available under governmental programs. Pioneer’s other postretirement benefit plan for its U.S. employees was modified to eliminate benefits for employees retiring after January 1, 1999 and to discontinue coverage for health care benefits after eligible participants reach age 65.

In September 2006, the FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R)”. SFAS 158, which was effective for fiscal periods ending after December 15, 2006, requires an employer to recognize the underfunded or overfunded status of its defined benefit pension and other postretirement plans (“defined benefit plans”) as a liability or an asset on its balance sheet and to recognize changes in that funded status in accumulated other comprehensive income in the year in which the change occurs. The funded status of a defined benefit plan is generally measured as the difference between plan assets at fair value and the benefit obligation. Under previous accounting guidance included in SFAS 87, “Employer’s Accounting for Pensions”, an employer was only required to recognize certain additional minimum liabilities on the balance sheet, rather than a plan’s funded status, resulting in recognition of a liability sometimes significantly less than the funded status of the plan.

SFAS 158 will also require plan assets and obligations to be measured as of the date of a company’s fiscal year end, effective for fiscal years ending after December 15, 2008. Pioneer’s plan assets and obligations under its defined benefit plans are currently measured as of its fiscal year end.

The incremental effect of adopting SFAS No. 158 on individual line items in Pioneer’s consolidated balance sheets as of December 31, 2006 was as follows:

	Balance Before		Balance After
	Application		Application
	of SFAS No. 158	Adjustments	of SFAS No. 158
	(In thousands)

Other long term assets	$6,604	$(6,604)	$—
Accrued liabilities	42,265	360	42,625
Accrued pension and other employee benefits	19,117	1,612	20,729
Other long-term liabilities (deferred tax impact)	68,181	6,760	74,941
Accumulated other comprehensive loss, net of tax	(6,181)	(1,816)	(7,997)

Defined Benefit Pension Plans.  PCI Canada and Pioneer Americas sponsor various non-contributory, defined benefit pension plans covering substantially all their union and non-union employees. Benefits under the plans are based primarily on participants’ compensation and years of credited service. Annual pension costs and liabilities under both the U.S. and Canadian plans are determined each year by actuaries using various assumptions. The plan assets and obligations are measured as of December 31 for each year presented. As required by SFAS 158, Pioneer’s consolidated balance sheets reflected the underfunded status of its defined benefit pension plans as a liability included in accrued liabilities and accrued pension and other employee benefits as of December 31, 2006.

Information concerning the pension obligations, plan assets, amounts recognized in Pioneer’s financial statements and underlying actuarial assumptions with respect to the defined benefit pension plans are stated below.

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	PCI Canada		Pioneer Americas		Pioneer Consolidated
	2006	2005	2006	2005	2006	2005
	(In thousands)

Change in benefit obligation:
Projected benefit obligation, beginning of year	$54,190	$43,031	$56,763	$51,922	$110,953	$94,953
Service cost	1,270	1,047	—	74	1,270	1,121
Interest cost	2,909	2,657	3,109	2,977	6,018	5,634
Benefits paid	(1,979)	(2,297)	(2,680)	(3,140)	(4,659)	(5,437)
Curtailment	—	394	—	(121)	—	273
Special termination benefits	—	343	—	—	—	343
Settlements	(6,760)	—	—	—	(6,760)	—
Actuarial loss (gain)	1,586	7,203	(543)	5,051	1,043	12,254
Currency translation (gain)loss	(2)	1,812	—	—	(2)	1,812

Projected benefit obligation, end of year	$51,214	$54,190	$56,649	$56,763	$107,863	$110,953

Change in plan assets:
Market value of plan assets, beginning of year	$42,962	$36,938	$43,422	$40,588	$86,384	$77,526
Actual return on plan assets	5,619	4,020	5,123	3,937	10,742	7,957
Employer contributions	8,741	3,336	3,209	2,037	11,950	5,373
Benefits paid	(1,978)	(2,297)	(2,680)	(3,029)	(4,658)	(5,326)
Actual plan expenses	(624)	(457)	—	(111)	(624)	(568)
Settlement payments	(6,557)	—	—	—	(6,557)	—
Currency translation (gain)loss	(445)	1,422	—	—	(445)	1,422

Market value of plan assets, end of year	$47,718	$42,962	$49,074	$43,422	$96,792	$86,384

Accumulated benefit obligation	$46,387	$46,485	$56,649	$56,763	$103,036	$103,248

	PCI Canada		Pioneer Americas		Pioneer Consolidated
	2006	2005	2006	2005	2006	2005
	(In thousands)

Benefit obligation — end of year	$(51,214)	$(54,190)	$(56,649)	$(56,763)	$(107,863)	$(110,953)
Market value of plan assets — end of year	47,718	42,962	49,074	43,422	96,792	86,384

Under funded status of plans	(3,496)	(11,228)	(7,575)	(13,341)	(11,071)	(24,569)

Items not yet recognized as a component of periodic benefit costs:
Transition obligation or asset	—	—	—	—	—	—
Unamortized prior service costs	—	—	—	—	—	—
Unamortized net actuarial loss	8,380	10,327	9,023	12,617	17,403	22,944

	PCI Canada		Pioneer Americas		Pioneer Consolidated
	2006	2005	2006	2005	2006	2005
	(In thousands)

Amounts recognized in the consolidated balance sheets related to defined benefits pension plans:
Accrued liabilities	$125	$—	$44	$—	$169	$—
Accrued pension and other employee benefits	3,371	3,523	7,531	13,341	10,902	16,864

Net pension liability	$3,496	$3,523	$7,575	$13,341	$11,071	$16,864

Accumulated other comprehensive loss, net of tax	$(5,786)	$(2,621)	$(2,896)	$(11,775)	$(8,682)	$(14,396)

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
	(In thousands)

Year Ended December 31, 2006
Components of net periodic benefit cost:
Service cost	$1,491	$—	$1,491
Interest cost	2,909	3,109	6,018
Expected return on plan assets	(3,593)	(3,480)	(7,073)
Amortization of net actuarial loss	819	1,408	2,227
Settlement loss	1,113	—	1,113
Loss on plan curtailment	—	—	—

Net periodic benefit cost	$2,739	$1,037	$3,776

Weighted average assumptions as of December 31:
Discount rate	5.20%	5.75%	5.49%
Expected return on plan assets	7.50%	7.75%	7.63%
Rate of compensation increase	3.50%	—	3.50%
Year Ended December 31, 2005
Components of net periodic benefit cost:
Service cost	$1,172	$74	$1,246
Interest cost	2,652	2,977	5,629
Expected return on plan assets	(2,885)	(3,208)	(6,093)
Amortization of net actuarial loss	234	850	1,084
Loss on plan curtailment	735	—	735

Net periodic benefit cost	$1,908	$693	$2,601

Weighted average assumptions as of December 31:
Discount rate	5.00%	5.50%	5.30%
Expected return on plan assets	7.75%	8.00%	7.90%
Rate of compensation increase	3.50%	3.50%	3.50%
Year Ended December 31, 2004
Components of net periodic benefit cost:
Service cost	$1,182	$328	$1,510
Interest cost	2,291	2,939	5,230
Expected return on plan assets	(2,487)	(2,995)	(5,482)
Loss on plan curtailment	—	77	77
Gain on plan settlement	—	(58)	(58)
Amortization of net actuarial loss	—	745	745

Net periodic benefit cost	$986	$1,036	$2,022

Weighted average assumptions as of December 31:
Discount rate	6.00%	5.75%	5.90%
Expected return on plan assets	7.75%	8.00%	7.90%
Rate of compensation increase	3.50%	3.50%	3.50%

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

Due to the elimination of employee positions in connection with the termination of operations of the Cornwall plant during 2005, PCI Canada recognized a curtailment of obligations under its defined benefit pension plan. As a result of the curtailment, Pioneer recorded additional pension expense of approximately $0.9 million in its consolidated statements of operations for the year ended December 31, 2005, reflecting curtailment loss and special termination benefits. Pioneer also recognized additional pension expense of $1.1 million in 2006 related to the settlement of plan obligations (“plan settlement”) of affected members in connection with the 2005 elimination of employee positions, after receiving regulatory approval in December 2006. The plan settlement resulted in a cash contribution by Pioneer of $2.2 million.

The estimated net loss for pension benefits for Pioneer’s U.S. and Canadian defined benefit pension plans, which will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year, is $0.6 million and $0.4 million, respectively.

PCI Canada and Pioneer Americas intend to contribute such amounts as are necessary to provide assets sufficient to meet the benefits to be paid to participants in the defined benefit plans. The present intent is to make actuarially-computed annual contributions in amounts not more than the maximum nor less than the minimum allowable under U.S. and Canadian statutory requirements. Total minimum regulatory and contractually required contributions of $7.2 million are expected in 2007. During 2006, Pioneer’s contributions totaled $12.0 million which included regulatory and contractually required payments of $8.4 million, an additional payment of $1.4 million that Pioneer agreed to contribute in connection with the ratification of the Becancour labor agreement on May 1, 2006, and an additional payment of approximately $2.2 million in Canada in connection with the plan settlement related to the Cornwall plant closure in 2005.

Plan assets at December 31, 2006 and 2005 consist primarily of fixed income investments and equity investments. The following discussions describe the selection of the expected return on assets and investment policy for both the PCI Canada and the Pioneer Americas plans.

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

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assets of the defined benefit plans are allocated in accordance with recommendations made by pension plan consultants. The weighted-average asset allocations at December 31, 2006 and 2005, by asset category, were as follows:

	December 31, 2006		December 31, 2005
	PCI	Pioneer	PCI	Pioneer
	Canada	Americas	Canada	Americas

Equity securities — U.S.	18%	40%	21%	40%
Equity securities — Canadian	20	—	25	—
Equity securities — International	22	13	20	13
Debt securities	36	23	33	23
Real estate fund	—	5	—	5
Guaranteed accounts	—	19	—	19
Short-term investments	4	—	1	—

	100%	100%	100%	100%

The expected benefits to be paid in future periods, which are estimated as of December 31, 2006, and are based on the same assumptions used to measure pension plan benefit obligations at year end, are as follows:

	PCI	Pioneer	Pioneer
For the Years Ended December 31:	Canada	Americas	Consolidated
	(In thousands)

2007	$1,844	$2,705	$4,549
2008	2,040	2,814	4,854
2009	2,234	2,987	5,221
2010	2,439	3,136	5,575
2011	2,660	3,269	5,929
2012 through 2016	16,156	19,352	35,508

Total	$27,373	$34,263	$61,636

Postretirement Benefits Other Than Pension.  PCI Canada provides its employees with retiree health care benefits that supplement the health care benefits that are made available under governmental programs. Until January 1, 1999, Pioneer Americas provided health care benefits to retirees. On that date, Pioneer Americas modified the plan to provide that employees retiring after January 1, 1999, do not receive company-paid retiree medical benefits. Effective December 31, 2003, the Pioneer Americas plan was further modified to eliminate retiree health care benefits when a participant reaches age 65. Pioneer Americas accounted for the reduction in benefits as a negative plan amendment, which resulted in a gain of $4.8 million included in accrued benefit liability to be amortized over a period of up to 7.6 years at December 31, 2003. At December 31, 2006, the unamortized gain related to the negative plan amendment was $2.6 million.

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pioneer’s consolidated balance sheets reflected the underfunded status of its other postretirement benefit plans as a liability in accrued liabilities and accrued pension and other employee benefits as of December 31, 2006. The plan obligations are measured as of December 31, for each year presented. Information concerning the benefit obligations, amounts recognized in Pioneer’s financial statements and underlying actuarial assumptions with respect to the retiree health care benefits plan are stated below.

	PCI Canada		Pioneer Americas		Pioneer Consolidated
	2006	2005	2006	2005	2006	2005
	(In thousands)

Change in benefit obligation:
Benefit obligation, beginning of Year	$9,035	$5,737	$484	$579	$9,519	$6,316
Service cost	324	192	2	2	326	194
Interest cost	460	339	23	28	483	367
Benefits paid	(151)	(93)	(172)	(51)	(323)	(144)
Actuarial loss (gain)	34	2,540	60	(74)	94	2,466
Currency translation loss	(36)	320	—	—	(36)	320

Benefit obligation, end of year	$9,666	$9,035	$397	$484	$10,063	$9,519

Under funded status of plans — deficit	$(9,666)	$(9,035)	$(397)	$(484)	$(10,063)	$(9,519)

Items not yet recognized as a component of periodic benefit costs:
Transition obligation on assets	—	—	—	—	—	—
Unamortized prior service costs	(129)	(155)	(2,575)	(3,198)	(2,704)	(3,353)
Unamortized net actuarial loss (gain)	3,408	3,511	(420)	(533)	2,988	2,978

	PCI Canada			Pioneer Americas		Pioneer Consolidated
	2006	2005		2006	2005	2006	2005
	(In Thousands)

Amounts recognized in consolidated balance sheets related to postretirement benefits other than pension plans:
Accrued liabilities	$183	$		$53	$—	$236	$—
Accrued pension and other employee benefits	9,483		5,540	344	4,215	9,827	9,755

Net liability — postretirement benefits other than pension	$9,666		$5,540	$397	$4,215	$10,063	$9,755

Accumulated other comprehensive loss (income), net of tax	$(2,262)		$—	$2,947	$—	$685	$—

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
	(In Thousands)

Year Ended December 31, 2006
Components of net periodic benefit cost:
Service cost	$324	$2	$326
Interest cost	460	23	483
Amortization of prior service costs	(33)	(623)	(656)
Amortization of net actuarial (gain) loss	281	(53)	228

Net periodic benefit cost	$1,032	$(651)	$381

Weighted average assumptions as of December 31:
Discount rate	5.20%	5.75%	5.22%
Year Ended December 31, 2005
Components of net periodic benefit cost:
Service cost	$192	$2	$194
Interest cost	339	28	367
Amortization of prior service costs	(31)	(623)	(654)
Amortization of net actuarial (gain) loss	40	(49)	(9)

Net periodic benefit cost	$540	$(642)	$(102)

Weighted average assumptions as of December 31:
Discount rate	5.00%	5.50%	5.00%
Year Ended December 31, 2004
Components of net periodic benefit cost:
Service cost	$148	$2	$150
Interest cost	277	35	312
Amortization of prior service costs	(29)	(623)	(652)
Amortization of net actuarial loss (gain)	2	(47)	(45)

Net periodic benefit cost	$398	$(633)	$(235)

Weighted average assumptions as of December 31:
Discount rate	6.00%	5.75%	6.00%

The estimated net loss to be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year related to other postretirement benefits is $0.3 million for PCI Canada’s plan. The amortization related to the U.S. plan will reflect an estimated net gain of less than $0.1 million. The estimated amounts to be amortized from accumulated other comprehensive loss related to prior service cost reflect a gain of $0.6 million in the U.S. and less than $0.1 million in Canada.

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The annual costs and liabilities under both the U.S. and Canadian retiree health care plans are determined each year by Pioneer’s actuaries using various assumptions. With respect to the PCI Canada plan, the weighted-average annual assumed health care trend rate is assumed to be 9.3% for 2007. The rate is assumed to decrease gradually to 4.9% in 2016 and remain level thereafter. With respect to the Pioneer Americas plan, the weighted-average annual assumed health care trend rate is assumed to be 8.5% for 2007. The rate is assumed to decrease gradually to 4.5% in 2015 and remain level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care trend rates would have the following effects:

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
	(In thousands)

Effect of a one-percentage-point change to the health care cost trend rate assumption:
Effect of + 1% on service cost plus interest cost	$166	$—	$166
Effect of − 1% on service cost plus interest cost	(129)	—	(129)
Effect of + 1% on accrued benefit obligation	1,821	1	1,822
Effect of − 1% on accrued benefit obligation	(1,449)	(1)	(1,450)

The expected benefits to be paid in future periods, which are estimated as of December 31, 2006, and are based on the same assumptions used to measure pension plan benefit obligations at year end, are as follows:

	PCI	Pioneer	Pioneer
For the years ended December 31:	Canada	Americas	Consolidated
	(In thousands)

2007	$183	$53	$236
2008	225	48	273
2009	271	12	283
2010	316	13	329
2011	352	14	366
2012 through 2016	2,392	93	2,485

Total	$3,739	$233	$3,972

It is anticipated that the total contributions to the plans will be approximately $0.2 million in 2007.

  Defined Contribution Plans

PCI Canada offers a defined contribution pension plan to its employees hired prior to May 1, 2006, under which participant employees may contribute from 1% up to any percentage of their compensation not to exceed the maximum provided under Revenue Canada legislation. PCI Canada currently may contribute funds to the plan in the amount of 50% of employee contributions up to 4% of employee compensation for employees hired prior to May 1, 2006. For employees hired after May 1, 2006, PCI Canada offers a defined contribution pension plan under which employees are required to contribute a minimum of 4% of their compensation and may contribute up to a maximum of 8%. PCI Canada contributes funds to the plan equal to 8% of employee compensation for this group of employees. Contribution expense under the PCI plan was $0.3 million, $0.2 million and $0.3 million in 2006, 2005 and 2004, respectively.

Pioneer Americas offers defined contribution pension plans to its employees, under which participants may contribute from 1% to 50% of their compensation. Pioneer Americas currently may make matching contributions in the amount of 25% of employee contributions up to 6% of employee compensation. Effective March 1, 2004, the plans were amended to provide for additional contributions to participant accounts by Pioneer Americas, in amounts of 5% of employee compensation for employees under the age of 45, and 7.5% of employee compensation

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for employees 45 or older. Contribution expense under the plans was $1.3 million, $1.3 million and $0.9 million in 2006, 2005 and 2004, respectively.

6.	Stock-Based Compensation

  Share-Based Incentive Plan

In May 2006, Pioneer’s stockholders approved the 2006 Stock Incentive Plan which amended and restated the prior stock incentive plan and increased the number of authorized shares from 1.0 million to 2.0 million shares. The plan provides for the grant of incentive stock options, non-qualified stock options, shares of restricted stock, stock appreciation rights, restricted stock units, stock bonuses and performance shares. There were approximately 1.1 million shares remaining available for issuance under the 2006 Stock Incentive Plan at December 31, 2006. Stock options granted to date have an exercise price equal to or exceeding the market value of the shares of common stock on the date of grant and generally expire ten years from the date of grant. Options that have been granted to date to Pioneer employees become exercisable in annual increments over a three-year period beginning one year from the grant date. All options awarded to date to non-employee directors are presently exercisable.

In May 2006, the Pioneer board of directors changed the equity portion of the compensation for non-employee directors. Instead of receiving an initial grant of 10,000 stock options upon commencing service as a director, and an annual grant on December 31 of each year of 5,000 stock options, each non-employee director will receive an annual stock grant in December of each year. This stock grant is equal to $60,000 divided by the price of Pioneer’s common stock on December 15 (or the next business day if December 15 is not a business day). Directors who serve only a portion of a year will receive a pro-rated amount of this stock grant. Since the annual stock grants are issued for prior service, there is no vesting requirement.

Also in May 2006, the Governance and Compensation Committee of the board of directors established a Long-Term Incentive Program (“LTI Program”) for Pioneer’s executive officers and certain key employees relating to their performance in 2006. Under the LTI Program, a target award amount has been determined using a specified percentage of a participant’s base salary, with the percentage to be based on the participant’s level of responsibility and opportunity to contribute to Pioneer’s success. Equity awards under the LTI Program will be made in 2007, pursuant to the 2006 Stock Incentive Plan.

  Accounting for Share-Based Compensation

On January 1, 2006, Pioneer adopted SFAS 123(R), “Share-Based Payments,” which replaced SFAS 123, “Accounting for Stock-Based Compensation,” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) was adopted using the modified prospective transition method, and accordingly, prior periods have not been restated. The modified prospective method requires the recognition of compensation cost for (i) share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the fair value calculated on the grant date, and (ii) share-based awards granted subsequent to January 1, 2006, also based on the fair value calculated on the grant date.

Prior to January 1, 2006, Pioneer accounted for stock options under the provisions of APB 25. Under Pioneer’s plan, stock options are issued at the current market price or a price exceeding the current market price on the grant date and have no intrinsic value at the grant date. Accordingly, Pioneer recorded no compensation expense under APB 25.

For the year ended December 31, 2006, Pioneer recognized $0.8 million of stock-based compensation expense related to applicable outstanding stock option grants and the 2006 non-employee director stock grants that were issued on December 15, 2006. The compensation expense caused income before income taxes to decrease by $0.8 million, deferred tax benefit to increase by $0.3 million, and basic and diluted earnings per share to each decrease by $0.04 per share. The recorded compensation expense did not have an impact on cash flows for the year ended December 31, 2006.

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options and Stock Grants

The following table summarizes the activity with respect to the stock options of Pioneer for the year ended December 31, 2006 (shares in thousands):

			Weighted-
		Range of	Average
	Number of	Exercise Price	Exercise Price
	Shares	Per Share	Per Share

2006:
Outstanding at January 1, 2006	236	$2.00 - 29.97	$12.69
Granted	10	31.37	31.37
Exercised	(36)	2.50 - 20.75	11.35
Forfeited	(32)	8.28 - 26.40	25.63

Outstanding at December 31, 2006	178	2.00 - 31.37	11.74

Exercisable at December 31, 2006	123	$2.00 - 31.37	$13.30

The following summarizes the activity with respect to stock grants for the year ended December 31, 2006 (shares in thousands);

Weighted-
Average
Grant Date
	Number of	Fair Value
	Shares	per Share

2006:
Non-vested at January 1, 2006	—	$—
Granted	8	29.29
Vested	(8)	29.29
Forfeited	—	—

Non-vested at December 31, 2006	—	—

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2006, 2005 and 2004 was $14.58, $13.84 and $6.67, respectively. The weighted-average grant date fair value of non-vested shares granted during the year-ended December 31, 2006 was $29.29.

The following table summarizes information about stock options outstanding at December 31, 2006 based on fully vested (currently exercisable) stock option awards, and stock option awards expected to vest:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price per Share	Term (Years)	Value(1)
		(In thousands)

Fully vested and currently exercisable	123	$13.30	7.4	$1,932
Expected to vest	55	8.28	7.7	1,128

Total outstanding stock options	178	11.74	7.4	$3,060

(1)	The aggregate intrinsic value is computed based on the closing price of Pioneer’s stock on December 29, 2006.

As of December 31, 2006, there was $0.1 million of total unrecognized compensation cost related to non-vested stock option awards. The cost is expected to be recognized over a period of approximately nine months.

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of stock grants during the year ended December 31, 2006 was $0.2 million. No stock grants were made during the years ended December 31, 2005 and 2004.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model, which uses various assumptions in the calculation of fair value and is used in the computation of compensation expense. The assumptions used by Pioneer for its stock option grants during the year ended December 31, 2006 and 2005 are included in the following table:

	Year Ended December 31,
	2006	2005	2004

Expected Term (years)	5.2	10.0	10.0
Expected Volatility	45.4%	48.0%	54.0%
Risk-free Interest Rate	4.5%	4.4%	4.3%
Expected Dividends	—	—	—

The expected term of the stock options represents the estimated period of time until exercise and is based on vesting schedules and expected post-vesting employment termination behavior. Expected volatility is based on the historical volatility of Pioneer’s stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The total intrinsic value of stock options exercised during the year ended December 31, 2006, 2005 and 2004 was approximately $0.5 million, $11.5 million and $0.7 million, respectively. Cash received from the exercise of stock options during the year ended December 31. There were no tax benefits realized from stock option exercises for the year ended December 31, 2006 and 2005, as a result of the use of available net operating losses and the related valuation allowance.

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt

Debt consisted of the following at December 31:

	2006	2005
	(In Thousands)

Senior Secured Debt:
10% Senior Secured Guaranteed Notes, due December 2008
(“Senior Notes”)	$100,000	$150,000
Senior Secured Floating Rate Guaranteed Notes, variable rates (“Senior Guaranteed Notes”)	—	—
Senior Floating Rate Term Notes, variable interest rates (“Senior Floating Notes”)	—	—
Revolving credit facility; variable interest rates based on U.S. prime rate plus a margin ranging from 0.5% to 1.25% or LIBOR* plus a margin ranging from 2.50% to 3.25% expiring December 31, 2007, as amended (“Revolver”)	—	—
Other debt:
Unsecured, non-interest-bearing, long-term debt, denominated in Canadian dollars (amounts below are in Canadian dollars), original face value of $5.5 million, payable in five annual installments of $1.0 million and a final payment of $0.5 million, beginning January 10, 2002, with an effective interest rate of 8.25%	428	1,253
Other notes, maturing in various years through 2014, with various installments, at various interest rates	2,311	3,344

Total	102,739	154,597
Short-term debt, including current maturities of long-term debt	(978)	(1,858)

Long-term debt, less current maturities	$101,761	$152,739

*	The three-month London inter-bank offered rate (“LIBOR”) for the periods ended December 31, 2006 and 2005 was 5.36% and 4.39%, respectively.

Senior secured debt of $100.0 million outstanding under debt instruments at December 31 consisted of the Senior Notes and the Revolver. Pioneer made a voluntary redemption of $25.0 million in principal amount of the Senior Notes in January 2007 which reduced the outstanding principal balance to $75.0 million. Collectively, the Senior Notes and the Revolver are referred to as the Senior Secured Debt. In addition, at December 31, 2006, Pioneer had a $0.4 million unsecured non-interest bearing instrument payable to a vendor for the settlement of certain amounts owed to that vendor, which contains a covenant that allows the vendor to demand immediate repayment and begin charging interest at a rate of 9.3% if Pioneer’s liquidity falls below $5.0 million (Canadian dollars); and $2.3 million of other debt outstanding, comprised of notes maturing in various years through 2014.

Debt Prepayments.  In 2005, Pioneer was required to make mandatory redemptions and prepayments of the Senior Guaranteed Notes and Senior Floating Notes (collectively, the “Tranche A Notes”) from excess cash flow (as defined in the related agreements) and from proceeds of equity issuances. Pioneer was also permitted to redeem and prepay Tranche A Notes on a voluntary basis.

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

In July 2005, Pioneer voluntarily prepaid the remaining $0.8 million of principal amount, plus accrued interest, of the Senior Floating Notes. In August 2005 Pioneer voluntarily redeemed the remaining $6.1 million of principal amount, plus accrued interest, of Senior Guaranteed Notes. The August redemption completed the retirement of all Tranche A Notes.

In January 2006, Pioneer made a voluntary redemption of $50.0 million in principal amount of the $150.0 million of Senior Notes outstanding as of that date. The note holders were paid $52.5 million of principal and redemption premium, plus interest accrued to the date of payment.

On January 12, 2007, Pioneer redeemed $25.0 million in principal amount of the Senior Notes that were issued by PCI Canada. The redemption price was 102.5% of the principal amount, and accrued and unpaid interest will also be paid on the Notes that are redeemed. After the redemption, $75.0 million of the Senior Notes remain outstanding.

Revolver.  The Revolver provides for revolving loans in an aggregate amount up to $30.0 million, subject to borrowing base limitations based on the level of accounts receivable, inventory and reserves, and which is reduced by outstanding letters of credit. On December 31, 2006, the borrowing base under the Revolver was $30.0 million, the borrowing availability, net of outstanding letters of credit, was $25.5 million, and net liquidity (consisting of cash and borrowing availability) was $140.7 million. No borrowings were outstanding under the Revolver on December 31, 2006. Any borrowings under the Revolver are available through December 31, 2007, so long as no default exists and all conditions to borrowings are met. Any borrowings under the Revolver accrue interest determined on the basis of either the prime rate plus a margin, or LIBOR plus a margin. The rates at which interest accrued on December 31, 2006 and 2005 were 8.75% and 7.75%, respectively. Pioneer incurs a fee on the unused amount of the facility at a rate of 0.375% per year. Because the Revolver requires a lock-box arrangement and contains a clause that allows the lender to refuse to fund further advances in the event of a material adverse change in Pioneer’s business, Pioneer must classify the Revolver as current debt.

The Revolver requires Pioneer to maintain liquidity (as defined) of at least $5.0 million, and limit its capital expenditures to $25.0 million in each fiscal year. At December 31, 2006, liquidity was $140.7 million, consisting of borrowing availability of $25.5 million and cash of $115.2 million, including short-term investments. Capital expenditures were $13.0 million during 2006. One of the covenants in the Revolver requires Pioneer to generate at least $21.55 million of Lender-Defined EBITDA for each twelve-month period ending at the end of each fiscal quarter. Pioneer was in compliance with the covenant for the twelve months ended December 31, 2006. The Revolver also provides that, as a condition of borrowings, there shall not have occurred any material adverse change in Pioneer’s business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise).

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

Pioneer may, at its option, terminate the Revolver. If the Revolver is terminated early, a prepayment premium of $0.3 million will be required. Pioneer may redeem Senior Notes in minimum amounts of $1.0 million or more. Pioneer may voluntarily redeem the Senior Notes by paying a redemption premium of 2.5% if done during 2007. No premium would be payable with respect to a redemption during 2008.

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Any obligations under the Revolver are secured by liens on Pioneer’s accounts receivable and inventory, and the obligations under the Senior Notes are secured by liens on substantially all of Pioneer’s other assets, with the exception of certain assets that secure the obligations outstanding under certain other long-term liabilities.

Interest on the Senior Notes is payable on June 30th and December 31st. The holders of the Senior Notes may require Pioneer to redeem Senior Notes with net cash proceeds of certain asset sales and of new equity issuances in excess of $35.0 million. In addition, the holders may require Pioneer to repurchase all or a portion of the notes upon the occurrence of a change of control.

The debt agreements contain covenants requiring Pioneer to meet minimum liquidity levels, and limiting or prohibiting Pioneer’s ability to, among other things, incur additional indebtedness, prepay or modify debt instruments, grant additional liens, guarantee any obligations, sell assets, engage in another type of business or suspend or terminate a substantial portion of business, declare or pay dividends, make investments, make capital expenditures in excess of certain amounts, or make use of the proceeds of borrowings for purposes other than those specified in the agreements. The agreements also include customary events of default, including one for a change of control under the Revolver. Borrowings under the Revolver will generally be available subject to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default. Pioneer was in compliance with the requirements of the debt agreements for the twelve months ended December 31, 2006. Scheduled maturities of long-term debt at December 31, 2006 are as follows:

	Senior
	Secured
	Debt	Other	Total
	(In thousands)

2007	—	978	978
2008*	100,000	—	100,000
2009	—	—	—
2010	—	—	—
2011	—	—	—
Thereafter	—	1,761	1,761

	$100,000	$2,739	$102,739

*	The amount of Senior Secured Debt does not reflect the redemption of $25.0 million in principal amount of the Senior Notes in January 2007.

8.	Condensed Consolidating Financial Statements

PCI Canada (a wholly-owned subsidiary of PCI) is the issuer of the Senior Notes, which are fully and unconditionally guaranteed on a joint and several basis by PCI and all of PCI’s other direct and indirect 100% owned subsidiaries.

Condensed consolidating financial information for PCI and its wholly-owned subsidiaries is presented below. Separate financial statements of PCI Canada and Pioneer Americas are not provided because Pioneer does not believe that such information would be material to investors or lenders of the Company.

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2006

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
	(In thousands)

Assets
Current assets:
Cash and cash equivalents	$—	$3,049	$112,167	$—	$—	$115,216
Accounts receivable, net	—	11,327	40,701	—	—	52,028
Inventories, net	—	10,158	10,865	—	—	21,023
Prepaid expenses and other current assets	2,614	2,121	11,123	—	—	15,858

Total current assets	2,614	26,655	174,856	—	—	204,125
Property, plant and equipment, net	—	88,122	63,881	781	—	152,784
Other assets, net	—	15	1,835	—	—	1,850
Intercompany receivable	15,679	132,483	—	90,438	(238,600)	—
Investment in subsidiaries	167,859	—	—	—	(167,859)	—
Excess reorganization value over fair value of identifiable assets	—	84,064	—	—	—	84,064

Total assets	$186,152	$331,339	$240,572	$91,219	$(406,459)	$442,823

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$—	$10,530	$6,432	$—	$7	$16,969
Accrued liabilities	—	22,906	19,719	—	—	42,625
Current portion of long-term debt	—	428	543	7	—	978

Total current liabilities	—	33,864	26,694	7	7	60,572
Long-term debt, less current portion	—	100,000	1,761	—	—	101,761
Investment in subsidiary	—	71,550	—	—	(71,550)	—
Intercompany payable	1,332	161	237,114	—	(238,607)	—
Accrued pension and other employee benefits	—	12,854	7,875	—	—	20,729
Other long-term liabilities	—	35,844	38,678	419	—	74,941
Stockholders’ equity (deficiency in assets)	184,820	77,066	(71,550)	90,793	(96,309)	184,820

Total liabilities and stockholders’ equity	$186,152	$331,339	$240,572	$91,219	$(406,459)	$442,823

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2005

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
	(In thousands)

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

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Fiscal Year Ended December 31, 2006

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
	(In thousands)

Revenues	$—	$246,027	$409,773	$—	$(130,095)	$525,705
Cost of sales	—	(193,596)	(348,527)	(2)	130,095	(412,030)

Gross profit	—	52,431	61,246	(2)	0	113,675
Selling, general and administrative expenses	(727)	(11,313)	(20,331)	(2)	—	(32,373)
Gain (loss) on asset dispositions and other, net	—	(344)	25,361	1,625	—	26,642

Operating income (loss)	(727)	40,774	66,276	1,621	0	107,944
Interest expense, net	—	(10,222)	3,277	(2)	—	(6,947)
Other income (expense), net	—	(2,305)	16	—	0	(2,289)

Income loss before income taxes	(727)	28,247	69,569	1,619	0	98,708
Income tax expense	—	(6,865)	(24,598)	—	—	(31,463)

Net income (loss) before equity in earnings of subsidiaries	(727)	21,382	44,971	1,619	0	67,245
Equity in net earnings of subsidiaries	67,972	44,971	—	—	(112,943)	—

Net income	$67,245	$66,353	$44,971	$1,619	$(112,943)	$67,245

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Fiscal Year Ended December 31, 2005

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
	(In thousands)

Revenues	$—	$244,553	$408,834	$—	$(137,672)	$515,715
Cost of sales	—	(172,381)	(341,684)	168	137,672	(376,225)

Gross profit	—	72,172	67,150	168	—	139,490
Selling, general and administrative expenses	(846)	(9,042)	(28,291)	(8)	—	(38,187)
Change in fair value of derivatives	—	—	—	—	—	—
Asset impairment	—	—	—	—	—	—
Gain (loss) on asset dispositions and other, net	—	(4,536)	3,314	—	—	(1,222)

Operating income (loss)	(846)	58,594	42,173	160	—	100,081
Interest expense, net	—	(15,095)	(168)	(4)	—	(15,267)
Other income (expense), net	—	(1,471)	(12,381)	12,309	—	(1,543)

Income (loss) before income taxes	(846)	42,028	29,624	12,465	—	83,271
Income tax expense	—	(9,237)	(1,544)	—	—	(10,781)

Net income (loss) before equity in earnings of subsidiaries and change in accounting principle	(846)	32,791	28,080	12,465	—	72,490
Cumulative effect of change in accounting principle, net of tax	—	(385)	(1,809)	—	—	(2,194)
Equity in net earnings of subsidiaries	71,142	26,271	—	202	(97,615)	—

Net income	$70,296	$58,677	$26,271	$12,667	$(97,615)	$70,296

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Fiscal Year Ended December 31, 2004

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
	(In thousands)

Revenues	$—	$193,691	$310,810	$—	$(97,386)	$407,115
Cost of sales	—	(162,192)	(288,468)	(180)	97,386	(353,454)

Gross profit	—	31,499	22,342	(180)	—	53,661
Selling, general and administrative expenses	(885)	(8,082)	(18,693)	52	—	(27,608)
Change in fair value of derivatives	—	—	—	—	—	—
Asset impairment	—	—	—	—	—	—
Gain (loss) on asset dispositions and other, net	—	(2,046)	(1,928)	—	—	(3,974)

Operating income (loss)	(885)	21,371	1,721	(128)	—	22,079
Interest expense, net	—	(15,135)	(3,215)	(6)	—	(18,356)
Other income (expense), net	—	(2,834)	(9,421)	9,417	—	(2,838)

Income (loss) before income taxes	(885)	3,402	(10,915)	9,283	—	885
Income tax expense	—	(2,127)	—	—	—	(2,127)

Net income (loss) before equity in earnings of subsidiaries	(885)	1,275	(10,915)	9,283	—	(1,242)
Equity in net earnings of subsidiaries	(357)	(10,915)	—	(186)	11,458	—

Net income (loss)	$(1,242)	$(9,640)	$(10,915)	$9,097	$11,458	$(1,242)

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Fiscal Year Ended December 31, 2006

		PCI	Pioneer	Other	Pioneer
	PCI	Canada	Americas	Guarantors	Consolidated
	(In thousands)

Net cash flows from (used in) operating activities	$(412)	$60,635	$33,157	$(2,070)	$91,310
Cash flows from investing activities:
Capital expenditures	—	(5,623)	(6,691)	—	(12,314)
Proceeds from disposal of assets	—	(42)	25,490	2,100	27,548

Net cash flows from (used in) investing activities	—	(5,665)	18,799	2,100	15,234

Cash flows from financing activities:
Proceeds from stock issuance, net	412	—	—	—	412
Redemption premium on early debt extinguishment	—	(2,500)	—	—	(2,500)
Repayments on long-term debt	—	(50,851)	(1,006)	(23)	(51,880)

Net cash flows from (used in) financing activities	412	(53,351)	(1,006)	(23)	(53,968)

Effect of exchange rate changes on cash and cash equivalents	—	(150)	—	—	(150)

Net increase (decrease) in cash and cash equivalents	—	1,469	50,950	7	52,426
Cash and cash equivalents at beginning of period	—	1,580	61,217	(7)	62,790

Cash and cash equivalents at end of period	$—	$3,049	$112,167	$—	$115,216

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Fiscal Year Ended December 31, 2005

		PCI	Pioneer	Other	Pioneer
	PCI	Canada	Americas	Guarantors	Consolidated
	(In thousands)

Net cash flows from (used in) operating activities	$(2,226)	$8,638	$96,527	$9	$102,948
Cash flows from investing activities:
Capital expenditures		(6,480)	(6,125)	—	(12,605)
Proceeds from disposal of assets	—	6	2,249	—	2,255

Net cash flows from (used in) investing activities	—	(6,474)	(3,876)	—	(10,350)

Cash flows from financing activities:
Repayments on long-term debt	2,226	—	—	—	2,226
Revolving credit borrowings, net	—	—	—	—	—
Proceeds from stock issuance, net	—	(827)	(47,475)	(18)	(48,320)

Net cash flows from (used in) financing activities	2,226	(827)	(47,475)	(18)	(46,094)

Effect of exchange rate changes on cash and cash equivalents	—	95	—	—	95

Net increase (decrease) in cash and cash equivalents	—	1,432	45,176	(9)	46,599
Cash and cash equivalents at beginning of period	—	148	16,041	2	16,191

Cash and cash equivalents at end of period	$—	$1,580	$61,217	$(7)	$62,790

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Fiscal Year Ended December 31, 2004

		PCI	Pioneer	Other	Pioneer
	PCI	Canada	Americas	Guarantors	Consolidated
	(In thousands)

Net cash flows from (used in) operating activities	$(22,374)	$3,363	$38,656	$(6)	$19,639
Cash flows from investing activities:
Capital expenditures	—	(3,074)	(5,310)	—	(8,384)
Proceeds from disposal of assets	—	—	315	—	315

Net cash flows from (used in) investing activities	—	(3,074)	(4,995)	—	(8,069)

Cash flows from financing activities:
Revolving credit borrowings, net	—	(793)	(2,270)	(16)	(3,079)
Repayments on long-term debt	—	—	(16,823)	—	(16,823)
Proceeds from issuance of stock	22,374	—	—	—	22,374

Net cash flows from (used in) financing activities	22,374	(793)	(19,093)	(16)	2,472

Effect of exchange rate changes on cash and cash equivalents	—	203	—	—	203

Net increase (decrease) in cash and cash equivalents	—	(301)	14,568	(22)	14,245
Cash and cash equivalents at beginning of period	—	499	1,423	24	1,946

Cash and cash equivalents at end of period	$—	$198	$15,991	$2	$16,191

Pursuant to the terms of certain debt instruments, there are prohibitions on the payment by the Company of dividends on common stock. Pioneer’s ability to incur additional new indebtedness is restricted, other than borrowing available under the Revolver. See Note 7.

PCI did not receive dividends from its subsidiaries during the years ended December 31, 2006, 2005, and 2004.

9.	Business Segment Information

Pioneer has one reportable segment, production and sales of chlor-alkali and related products which are produced by Pioneer’s two operating subsidiaries, Pioneer Americas and PCI Canada. The products consist of chlorine and caustic soda along with related products, primarily bleach and hydrochloric acid. While Pioneer’s management routinely reviews production cost information for each operating facility in order to allocate available capacity, the consolidated operating results are regularly reviewed in determining resource allocation and assessing performance.

Financial information relating to Pioneer by geographical area is as follows. Revenues are attributed to countries based on delivery point.

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005	2004
	(In thousands)

Revenues:
United States	$410,426	$405,867	$310,118
Canada	115,007	108,665	96,423
Other	272	1,183	574

Consolidated	$525,705	$515,715	$407,115

	2006	2005
	(In thousands)

Long-lived assets (at year end):
United States	$66,498	$64,382
Canada	172,200	178,040

Revenues by major products for the years ended December 31, 2006, 2005 and 2004, were as follows:

	2006	2005	2004
	(In thousands)

Revenues:
Chlorine and caustic soda	$393,600	$386,011	$293,508
Other	132,105	129,704	113,607

Total revenues	$525,705	$515,715	$407,115

No individual customer accounted for 10% or more of Pioneer’s revenues in 2006, 2005 or 2004.

10.	Commitments and Contingencies

Environmental Matters

Present or future environmental laws and regulations may affect Pioneer’s capital and operating costs relating to compliance, may impose cleanup requirements with respect to site contamination resulting from past, present or future spills and releases, and may affect the markets for Pioneer’s products. Pioneer believes that its operations are currently in material compliance with environmental laws and regulations, the violation of which could result in a material adverse effect on Pioneer’s results of operations, financial position and future cash flows on a consolidated basis. There can be no assurance, however, that material costs will not be incurred as a result of instances of noncompliance or new regulatory requirements. See Note 12.

Letters of Credit

At December 31, 2006, Pioneer had outstanding letters of credit of approximately $4.5 million. The letters of credit were issued for the benefit of municipal customers under sales agreements securing delivery of products sold, state environmental agencies as required for manufacturers in the states, and holders of Pioneer’s tax-exempt bonds. The letters of credit expire at various dates in 2007. No amounts were drawn on the letters of credit at December 31, 2006.

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases

Pioneer leases certain manufacturing and distribution facilities and equipment, computer equipment, and administrative offices under non-cancelable leases. Minimum future rental payments on such leases with terms in excess of one year in effect at December 31, 2006, are as follows:

2007	$15,412
2008	14,245
2009	12,465
2010	7,281
2011	4,749
Thereafter	3,189

Total minimum obligations	$57,341

Lease expense charged to operations for the years ended December 31, 2006, 2005 and 2004 was approximately $17.4 million, $15.3 million, and $14.2 million, respectively.

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

St. Gabriel Mercury Vapor Emissions Release.  As a result of voluntary air emissions monitoring that Pioneer conducted during October 2004, Pioneer discovered that the carbon-based system that it uses to remove mercury from the hydrogen gas stream at its St. Gabriel facility was not at that time sufficiently effective. This resulted in mercury vapor emissions that were above the permit limits approved by the Louisiana Department of Environmental Quality (“LDEQ”). Pioneer immediately reduced the plant’s operating rate to ensure that emissions were below the permitted levels, and determined the needed actions to resolve the problem. In late November 2004, Pioneer completed the installation of the necessary equipment and made the other needed changes, and the plant resumed its normal operations. Pioneer’s emissions monitoring since that time has confirmed that the air emissions are below the permit limits.

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

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Albany, N.Y. Mercury Refining Superfund Site.  In October 2005, Pioneer received a notice from the EPA stating that the EPA has determined that Pioneer is a potentially responsible party with respect to the Mercury Refining Superfund Site in Albany County, New York. The notice alleges that from 1993 to 1995, Pioneer arranged for the treatment or disposal of mercury-bearing materials at the Mercury Refining Superfund Site. The EPA has indicated that the volume of those materials constitutes 1.49% of the total amount of hazardous substances sent to the site. Pioneer may face liability for a portion of the clean-up costs at the Mercury Recovery Superfund Site. In response to documentation provided to the EPA regarding Pioneer’s emergence from bankruptcy in 2001, the EPA informed Pioneer in an October 2006 letter that it appears that EPA’s claims against Pioneer, if any, would likely be barred by Pioneer’s bankruptcy.

St. Gabriel Asbestos Premises Liability Lawsuits.  Pioneer is involved as one of a number of defendants in a number of pending “premises liability” lawsuits in Louisiana. These premises liability cases allege exposure to asbestos-containing materials by employees of third-party contractors or subcontractors who allegedly performed services at Pioneer’s St. Gabriel, Louisiana facility, and do not relate to any products manufactured or sold by Pioneer or any predecessor company. Pioneer believes there are approximately 65 pending premises liability lawsuits which allege or may allege exposure at the St. Gabriel plant. Most of these lawsuits have multiple plaintiffs who make claims against multiple defendants without providing reliable details of where or when the claimants were exposed to asbestos. The facts necessary to evaluate the claims and estimate any potential liabilities must be obtained through extensive discovery, which many times are not available until near the time of trial. Since most of these cases are in the preliminary stages, Pioneer is unable to estimate a range of potential liability for these cases at this time, but it does not believe that the outcome of these cases will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

Collective Bargaining Agreements

Approximately 44% of Pioneer’s employees are covered by collective bargaining agreements. One agreement will expire in 2007, one will expire in 2008, one will expire in 2010 the remaining agreement will expire in 2012.

11.	Income Taxes

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

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income tax (expense) benefit are as follows:

	2006	2005	2004

Current income tax (expense) benefit:
U.S. — Federal	$(3,801)	$(590)	$—
U.S. — State	(1,797)	(17)	—
Canada	(10,401)	(1,538)	—

Total	$(15,999)	$(2,145)	$—

Deferred income tax (expense) benefit:
U.S. — Federal	$(17,994)	$(886)	$—
U.S. — State	(1,006)	(51)	—
Canada	3,536	(7,699)	(2,127)

Total	(15,464)	(8,636)	(2,127)

Total income tax (expense) benefit	$(31,463)	$(10,781)	$(2,127)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax (expense) benefit for the periods presented is as follows:

	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent

Tax at U.S. statutory rates	$(34,548)	(35)%	$(29,145)	(35)%	$(310)	(35)%
State and foreign income taxes, net of U.S. benefit	(2,548)	(2)%	(13,280)	(16)%	1,732	196%
Canadian Rate — Enacted law changes	3,204	3%		—	—	—
Adjustments to carryforward	—	—	(69,993)	(84)%	—	—
Release of valuation allowance	2,318	2%	102,638	123%	(2,912)	(329)%
Other	111	0%	(1,001)	(1)%	(637)	(72)%

Total tax (expense) benefit,	$(31,463)	(32)%	$(10,781)	(13)%	$(2,127)	(240)%

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows at December 31:

	2006			2005
	U.S.	Canada	Total	U.S.	Canada	Total
Deferred tax liabilities:
Property, plant and equipment	$(26,323)	$(24,879)	$(51,202)	$(27,556)	$(30,730)	$(58,286)
Goodwill	(355)	(8,394)	(8,749)	1,522	(9,275)	(7,753)

Total deferred tax liabilities	(26,678)	(33,273)	(59,951)	(26,034)	(40,005)	(66,039)
Deferred tax assets:
Environmental reserve	$4,661	$1,033	$5,694	$2,680	$884	$3,564
Net operating losses	2,545	—	2,545	20,992	—	20,992
Other	5,965	1,891	7,856	10,793	1,875	12,668
Pension and other postretirement benefits	7,825	3,178	11,003	3,986	1,350	5,336
Tax credit and other tax loss carryovers	32,878	1,037	33,915	2,444	3,681	6,125

Total deferred tax assets	53,874	7,139	61,013	40,895	7,790	48,685
Valuation allowance for deferred tax assets	(34,614)	—	(34,614)	(14,861)	(935)	(15,796)

Net deferred tax assets	19,260	7,139	26,399	26,034	6,855	32,889
Net deferred tax liabilities	$(7,418)	$(26,134)	$(33,552)	$—	$(33,150)	$(33,150)

As of December 31, 2006, Pioneer utilized the majority of its net operating loss carryforwards and released the associated valuation allowance. As a portion of the valuation allowance release related to net operating losses generated from tax benefits or “windfalls” related to stock options, that portion of the release resulted in a credit of $4.5 million to paid-in capital and $4.5 million of deferred tax expense in 2006. In addition, the Company also released the remaining valuation allowance related to its capital loss carryforward in Canada.

During 2006, Pioneer recorded a deferred tax asset for not only the actual foreign tax credits generated during the year, but also for the expected future foreign tax credits that will be generated by the deferred tax liabilities of Pioneer’s Canadian subsidiary. However, based on projections of future income, management determined that a full valuation allowance was required against the expected future foreign tax credits of approximately $26.0 million. As a result, the net impact on the balance sheet and income statement of the expected future foreign tax credits is zero. In addition, management recorded a full valuation allowance of approximately $6.3 million against actual foreign tax credit carryforwards.

As December 31, 2006, a valuation allowance remained against certain credit carryforwards and net operating losses due to uncertainties as to whether Pioneer will be able to utilize their benefits before expiration.

At December 31, 2006, Pioneer had a U.S. net operating loss carryforward (“NOL”) of approximately $7.1 million (representing $2.6 million of deferred tax assets) that will expire in varying amounts from 2008 to 2020, if not utilized. The utilization of this NOL is subject to limitation under Section 382 of the Internal Revenue Code. If a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value)

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in its equity ownership by holders of five percent or more of the equity over a three-year period), the corporation’s ability to use its pre-change NOL and other pre-change tax attributes against its post-change income is limited (the “Section 382 Limitation”). Pioneer had NOL (“Predecessor Company NOL”) that was generated prior to its emergence from bankruptcy on December 31, 2001 that is subject to the Section 382 Limitation.

Because of the Section 382 Limitation, Pioneer’s ability to utilize the remaining NOL is limited to $0.5 million in each year through 2020, although any such amount that is not applied in a particular year is available for use in future periods. Originally, a valuation allowance was recorded against the Predecessor Company NOL, in connection with Pioneer’s emergence from bankruptcy. This valuation allowance is adjusted through paid-in capital in accordance with the principles of fresh-start reporting in the periods that Pioneer determines is more likely than not that these deferred tax assets will be realized. The corresponding recognition of the Predecessor Company NOL is reflected as a charge to the tax provision in the period of determination. During 2006, Pioneer utilized $0.5 million of gross Predecessor Company NOL that was available for use in 2006, and released the associated valuation allowance. The Company also released additional valuation allowance on a portion of the NOL carryforward as a result of anticipated utilization. The release resulted in a credit of $0.9 million to additional paid-in capital in 2006.

During 2005, Pioneer utilized $2.5 million of Predecessor NOL that was available for use in 2005 which included the cumulative amount available for 2005 and the prior four years. The utilization of these NOL’s resulted in a credit of $0.9 million to additional paid-in capital and a $0.9 million of deferred tax expense in 2005.

12.	Environmental Liabilities

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

During late 2006, Pioneer commissioned the most recent of their periodic assessments of its environmental remediation liabilities. The 2006 study, like the prior assessments in 2003 and 2005, was performed by an independent consulting firm and was based on scenario analysis to estimate the cost to remediate environmental contamination at all of Pioneer’s plant sites. For each scenario, the study also used cost estimating techniques that included actual historical costs, estimates prepared for us by consultants, estimates prepared for us by their engineers and outside consultants, and other published cost data available for similar projects completed at the same or other sites. Expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which is the maximum time range normally used for the remediation and monitoring of a long-term site.

It is Pioneer’s policy to record such amounts when it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statement and the amount of the loss can be reasonably estimated. The ultimate costs and timing of environmental remediation costs are difficult to predict. As a result, environmental remediation liabilities are recorded at their undiscounted amounts, and are included in other long-term liabilities in the consolidated balance sheets.

Based on the 2006 study, Pioneer’s estimated environmental remediation liabilities were $16.5 million as of December 31, 2006. As of December 31, 2005, Pioneer’s estimated environmental liabilities were $14.5 million. The estimated liabilities of $14.5 million were based on the 2005 study completed in the first quarter of 2005 which reflected estimates of $19.8 million, subsequently reduced by $4.5 million resulting from the indemnity that Pioneer received in connection with the sale of a site in Tacoma, Washington and $0.8 million in payments made after the study. During 2006, changes in Pioneer’s environmental liabilities reflected a charge of $6.9 million in December 2006, which reflected an increase in Pioneer’s environmental liabilities based on the 2006 environmental study and

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments of $1.2 million during the year. Additionally, Pioneer’s environmental liabilities at December 31, 2005 included $3.4 million to reflect the portion of shared liabilities owed by former facility owners, which was offset by receivables from the former owners for the same amount due to indemnity or other contractual agreements. At year-end, it was determined that neither the liability nor the receivable should be recorded, and accordingly the $3.4 million liability and receivable were reversed. Such liabilities are included in other long-term liabilities on the consolidated balance sheet.

Pioneer believes that adequate accruals have been established to address its known remediation liabilities, although there can be no guarantee that the actual remediation expenses or associated liabilities will not exceed the accrued amounts. At some of Pioneer’s locations, regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources. Pioneer could be required to incur additional costs to satisfy its environmental remediation liabilities in the future.

Henderson, Nevada.  Pioneer’s Henderson facility is located within what is known as the Black Mountain Industrial Park. Soil and groundwater contamination have been identified on or under land within and adjoining the Black Mountain Industrial Park, including land owned by Pioneer. In addition, a groundwater treatment system (“GWTS”) has been installed at the facility to treat contaminated groundwater pursuant to the 1983 consent agreement with the Nevada Division of Environmental Protection (“NDEP”) and processor owners of the facility. Further, in cooperation with the NDEP, studies are being conducted to further evaluate soil and groundwater contamination at the facility and other properties within the Black Mountain Industrial Park and to determine whether additional remediation will be necessary with respect to Pioneer’s property.

When Pioneer acquired the Henderson facility in 1988, the sellers agreed to indemnify Pioneer with respect to, among other things, pre-closing operations that involved disposal, discharge or release of materials resulting from the former agricultural chemical and other non-chlor-alkali manufacturing operations at the Henderson Facility. ZENECA Delaware Holdings, Inc. and ZENECA Inc., (collectively “ZENECA Companies”) have assumed the indemnity obligations that benefit Pioneer. The ZENECA Companies are also responsible for costs arising out of the pre-closing actions at the Black Mountain Industrial Park. Under the ZENECA Indemnity, Pioneer may only recover indemnified amounts for environmental work to the extent that such work is required to comply with environmental laws or is reasonably required to prevent an interruption in the production of chlor-alkali products. Payments for environmental liabilities under the ZENECA Indemnity, together with other non-environmental liabilities for which the ZENECA Companies agreed to indemnify Pioneer, are limited to approximately $65.0 million. To date Pioneer has been reimbursed for approximately $12.0 million of costs covered by the ZENECA Indemnity, but the ZENECA Companies have directly incurred additional costs that would further reduce the total amount remaining under the ZENECA Indemnity. Accordingly, the amount remaining under the ZENECA Indemnity is uncertain at this time.

In connection with the 1988 purchase of the Henderson facility, Pioneer agreed to pay for one-half of the operating and maintenance costs for the GWTS, and for pre- and post-acquisition environmental costs relating to the chlor-alkali manufacturing operations at the Henderson facility. Since 1988, Pioneer has been working cooperatively with the ZENECA Companies and another third party with shared responsibility for the GWTS to operate and maintain the GWTS, as well as to make certain capital improvements. For 2006, the total cost of the GWTS was approximately $2.5 million with Pioneer’s share being approximately $0.9 million. For 2007, the anticipated budget for the GWTS is expected to be approximately $3.0 million, with Pioneer’s share being approximately $1.0 million. In mid-2006, the NDEP required Pioneer and the other parties to apply for an Underground Injection Control (“UIC”) Permit for the GWTS. In late 2006, the NDEP issued a temporary UIC Permit with various requirements for the GWTS that could impose additional costs on Pioneer and the other companies. At this time, the requirements under the UIC Permit and an Administrative Order on Consent are being negotiated with the NDEP, so it is uncertain as to what the final requirements will ultimately be as well as the resulting costs.

In January 2006, a Settlement Agreement and Administrative Order on Consent was entered into by the NDEP and various of the companies with historical operations at the Black Mountain Industrial Park, including Pioneer

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Americas. While the agreement provides for joint and several liability for certain costs that will be incurred in remediating off-site contamination in the vicinity of its facility, Pioneer believes that the ZENECA indemnity extends to the liabilities associated with most, if not all, of such contamination.

The ZENECA Indemnity expired in April 1999, but it continues to apply to claims made prior to the expiration of the indemnity where proper notice to the ZENECA Companies was given. Pioneer believes that proper notice was provided to the ZENECA Companies with respect to outstanding claims under the ZENECA Indemnity. In connection with Pioneer’s bankruptcy in 2001, Pioneer reached an agreement with the ZENECA Companies where Pioneer confirmed their contractual obligations under the 1988 Purchase Agreement and clarified the division of responsibility of each party under the 1988 purchase agreement for identified environmental issues, with it being agreed that the GWTS would be a “shared” responsibility. The amount of Pioneer’s claims under the ZENECA Indemnity has not yet been determined. Additionally, the allocation of costs among Pioneer and the other companies with responsibility for the GWTS, given the ongoing and uncertain nature of the environmental work at Henderson, has not been determined. Pioneer believes that the ZENECA Companies will continue to honor their obligations under the ZENECA Indemnity for claims properly presented by Pioneer. If disputes arise between the parties concerning the ZENECA Indemnity or the allocation of costs with respect to the GWTS, Pioneer is contractually bound to submit their claims, which could potentially be substantial, to arbitration.

Tacoma, Washington.  In December 2005 Pioneer sold the site of a chlor-alkali facility that they previously operated in Tacoma to a subsidiary of OxyChem. In connection with the sale, Pioneer received an indemnification with respect to all obligations for the investigation, cleanup or remediation of the environment as a result of all past operations at the facility. On March 15, 2005, the U.S. District Court for the Western District of Washington entered a consent decree relating to the remediation of the Hylebos Waterway in Tacoma, and Pioneer was made a party to the decree by virtue of its ownership of the Tacoma site at the time. The indemnification that Pioneer received in connection with the sale of the facility extends to all obligations arising under the consent decree. The receipt of the indemnity for the environmental matters at the Tacoma facility resulted in a $4.5 million reduction in the environmental reserves that they had established earlier in the year with respect to the site.

See Note 10 for discussion of certain environmental litigation matters.

Canadian Sites.  In connection with the acquisition of the assets of PCI Canada in 1997, Imperial Chemical Industrials PLC (“ICI”) and certain of its affiliates (together the “ICI Indemnitors”) agreed to indemnify Pioneer for certain liabilities associated with environmental matters arising from pre-closing operations of the Canadian facilities. In particular, the ICI Indemnitors have retained unlimited responsibility for environmental liabilities associated with the leased Cornwall site, liabilities arising out of the discharge of contaminants into rivers and marine sediments and liabilities arising out of off-site disposal sites. The ICI Indemnitors are also subject to a general environmental indemnity for other pre-closing environmental matters. This general indemnity will terminate on October 31, 2007, and is subject to a limit of $25.0 million CAN. Pioneer may not recover under the environmental indemnity until it has incurred cumulative costs of $1.0 million CAN, at which point Pioneer may recover costs in excess of $1.0 million CAN. As of December 31, 2006, Pioneer had not incurred any cumulative costs towards the $25.0 million CAN indemnity, and it does not currently anticipate incurring any liabilities that will be recoverable under the indemnity.

After October 31, 2007, Pioneer will be responsible for environmental liabilities at such facilities other than liabilities arising from pre-closing off-site disposal of waste generated at these (or other) facilities for which ICI retains liability. Pioneer has agreed to indemnify ICI for environmental liabilities arising from post-closing operations and for liabilities arising from pre-closing operations for which Pioneer is not indemnified by the ICI Indemnitors.

In March 2003, Pioneer initiated arbitration proceedings to resolve a dispute with ICI regarding the applicability of certain of ICI’s covenants with respect to approximately $2.2 million CAN of equipment modification costs, most of which were capital expenditures that Pioneer made to achieve compliance with air emissions, effluent and waste sludge standards at the Becancour facility. Those proceedings are still pending.

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

13.	Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands)

Year ended December 31, 2006
Revenues	$134,872	$132,533	$137,110	$121,190
Gross profit	35,234	30,508	32,021	15,912
Operating income	27,467	21,687	47,798	10,992
Income before income taxes	22,711	17,539	46,097	12,361
Net income	16,050	15,414	31,515	4,266
Per share data:
Basic Net Income	$1.36	$1.31	$2.68	$0.36

Diluted Net income	$1.35	$1.30	$2.66	$0.36

Year ended December 31, 2005
Revenues	$119,090	$132,859	$132,773	$130,993
Gross profit	31,482	40,262	36,686	31,060
Operating income	22,514	30,751	27,468	19,348
Income before income taxes	18,431	27,046	22,160	15,634
Income before cumulative effect of change in accounting principle	15,020	24,089	20,102	13,279
Cumulative effect of change in accounting principle, net of tax	—	—	—	(2,194)
Net income	15,020	24,089	20,102	11,085
Per share data:
Basic:
Income before cumulative effect of change in accounting principle	$1.34	$2.14	$1.76	$1.14
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.19)

Net income	$1.34	$2.14	$1.76	$0.95

Diluted:
Income before cumulative effect of change in accounting principle	$1.28	$2.05	$1.70	$1.12
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.18)

Net income	$1.28	$2.05	$1.70	$0.94

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands)

Year ended December 31, 2004
Revenues	$90,026	$97,072	$104,979	$115,038
Gross profit	3,715	12,755	14,679	22,512
Operating income (loss)	(3,039)	1,209	9,158	14,751
Income (loss) before income taxes	(7,555)	(2,743)	2,732	8,451
Net income (loss)	(7,293)	(2,401)	3,917	4,535
Per share data:
Basic Net income (loss)	$(0.73)	$(0.24)	$0.39	$0.44

Diluted Net income (loss)	$(0.73)	$(0.24)	$0.38	$0.41

The sum of the earnings per share provided in the foregoing table for the four quarters in 2004 does not agree with the earnings per share for the full year, as each quarter’s computation is based on the weighted average number of shares outstanding during the quarter, as well as the dilutive effect of options in each quarter.

14.	Gain (loss) on Asset Dispositions and Other, Net

Gain (loss) on asset dispositions and other, net of $26.6 for the year ended December 31, 2006 was mainly comprised of gain on asset sales of $26.4 million located in Henderson, Nevada and Pittsburg, California, as described below:

Sale of 60 Acres in Henderson, Nevada.  In September 2006, Pioneer closed the sale of approximately 60 acres of vacant land located adjacent to its chlor-alkali manufacturing facility in Henderson, Nevada. The sale price for the property was $24.0 million. Pioneer realized approximately $22.6 million in net proceeds from the sale of this land. This property had a nominal book value, and they recognized a $22.6 million gain, which is included in gain (loss) on asset dispositions and other, net in the consolidated statement of operations.

Sale of 4.2 Acres in Henderson, Nevada.  In December 2006, Pioneer closed the sale of approximately 4.2 acres of land also located adjacent to their chlor-alkali manufacturing facility in Henderson, Nevada. The sale price was approximately $2.2 million. Pioneer realized approximately $2.2 million in net proceeds and recognized a gain of approximately the same amount, which is included in gain (loss) on asset dispositions and other, net in the consolidated statement of operations.

Property Sale in Pittsburg, California.  In July 2006, Pioneer completed the sale of approximately 11 acres of land in Pittsburg, California, which was formerly the site of a chemical manufacturing facility closed several years ago. Pioneer realized approximately $2.1 million in net proceeds from this sale. The land had a book value of $0.7 million and an environmental liability of $0.3 million that was reversed because of the sale. Accordingly, Pioneer recognized a gain of approximately $1.6 million which is included in gain (loss) on asset dispositions and other, net in the consolidated statements of operations.

15.	Restructuring Charges

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

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulted in the elimination of 128 employee and contract positions. The extension of Project STAR to Dalhousie resulted in the elimination of ten employee positions. The completion date of Project STAR, including the Dalhousie phase, was December 31, 2005.

Cornwall Asset Sale and Redeployment.  The transfer of bleach production assets from Cornwall to the Becancour facility resulted in the termination of thirteen employee positions at the Cornwall facility. An additional 20 employee positions were eliminated as a result of the sale of the assets relating to the chlorinated paraffin operations and the eventual plant shutdown during the third quarter of 2005. Pioneer did not recognize any substantial costs in connection with the remaining lease at the Cornwall site which expires in October 2007.

Tacoma Plant Shutdown.  The shutdown of the Tacoma terminal was completed in September 2005. The remaining seven employee positions at the facility were eliminated in December of 2005.

Costs associated with the above restructuring activities were primarily comprised of employee severance and related costs which are included in gain (loss) on asset dispositions and other, net in the consolidated statements of operations for the periods ending December 31, 2005 and 2004 and presented in the table below. All activities associated with each of these projects were completed as of December 31, 2005.

	As of and for the Year End December 31,
	Liability	Costs		Liability	Cumulative
	Balance	Recognized	Costs Paid	Balance	Costs
	2004	2005	2005	2005	Recognized
	(In thousands)

Severance
Project STAR — Original	$1,446	$98	$1,370	$174	$3,640
Extension of Project STAR concepts to Dalhousie	—	340	148	192	340

Total, Project STAR	1,446	438	1,518	366	3,980
Cornwall — Asset Transfer and Sale	447	1,437	481	1,403	1,884
Termination of Tacoma terminal operations	—	254	—	254	254

Total Severance	$1,893	$2,129	$1,999	$2,023	$6,118

As of December 31, 2006, Pioneer had a remaining liability balance of $0.5 million related to the above restructuring activities.

16.	Asset Retirement Obligations

Pioneer adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143” (“FIN 47”) on December 31, 2005. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement, including obligations that may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional ARO if the fair value of the liability can be reasonably estimated.

The 2006 assessment of environmental remediation liabilities included an analysis and estimation of Pioneer’s AROs. AROs represent legal obligations associated with the retirement of tangible long-lived assets that result from its acquisition, construction, development and/or normal operation. Based on the 2006 study, Pioneer recorded ARO liabilities of $11.0 million as of December 31, 2006, as compared to their ARO liabilities of $4.0 million at the

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

end of the prior year. Asset retirement obligations are reported at their discounted amounts and will increase over time as the liability is accreted to its present value each period. The increase of $7.0 million in 2006 resulted primarily from revisions to existing ARO balances that resulted from additional information on costs associated with existing conditions and new AROs identified during the 2006 study. Pioneer believes that adequate amounts have been established for its AROs, although there is no guarantee that the actual settlement costs will not exceed the accrued amounts.

The following table reconciles the changes to Pioneer’s ARO liability balance, which is included in other long-term liabilities in the consolidated balance sheets, for the years ended December 31, 2006 and 2005:

	As of and for the Year End December 31,
	2006	2005
	(In thousands)

Asset retirement obligations as of January 1	$4,036	$—
Adoption of FIN 47	—	4,036
Accretion expense	301	—
Liabilities incurred	2,520	—
Revisions in estimated cash flows	4,105	—
Liabilities settled during the period	—	—

Asset retirement obligations as of December 31	$10,962	$4,036

These ARO obligations involve various federal, state and local regulations and/or contractual obligations to decontaminate and/or dismantle certain machinery and equipment, buildings, and leasehold improvements at Pioneer’s various operating locations. AROs were estimated for each of Pioneer’s operating locations, where applicable, based upon its current and historical experience. Estimated obligations were escalated based upon the anticipated timing of the related cash flows using an assumed inflation rate, and then were discounted using a credit adjusted risk-free rate.

The adoption of FIN 47 also resulted in a charge of $2.2 million recorded as a cumulative effect of change in accounting principle (net of tax) in Pioneer’s consolidated statements of operations in 2005.

PIONEER COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pro-forma effects of the application of SFAS No. 143 for these specific conditional asset retirement obligations as if it had been adopted on January 1, 2003 (rather than December 31, 2005) are presented below:

	As of and for the Year End December 31,
	2005	2004

Pro-forma (net of tax)
Net income (loss)	$71,911	$(1,797)
Net income (loss) per share data:
Basic	$6.32	$(0.18)
Diluted	$6.09	$(0.18)
As-reported income (loss) per share data:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$6.37	$(0.12)
Cumulative effect of change in accounting principle, net of tax	(0.19)	—

Net income (loss)	$6.18	$(0.12)
Diluted:
Income (loss) before cumulative effect of change in accounting principle	$6.14	$(0.12)
Cumulative effect of change in accounting principle, net of tax	(0.19)	—

Net income (loss)	$5.95	$(0.12)

Pro-forma amounts of liability for asset retirement obligation at end of period	$4,036	$3,734

Index to Exhibits

Exhibit No.		Description

2	.1*	Pioneer Companies, Inc. Amended Joint Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (incorporated by reference to Exhibit 2.1 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
2	.2*	Order Approving Disclosure Statement, dated September 21, 2001 (incorporated by reference to Exhibit 2.2 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
2	.3*	Order Confirming Joint Plan of Reorganization, dated November 28, 2001 (incorporated by reference to Exhibit 2.4 to Pioneer’s Current Report on Form 8-K filed on December 28, 2001).
2	.4*	Asset Purchase and Sale Agreement dated December 22, 2005 between Mariana Properties, Inc. and Pioneer Americas LLC (incorporated by reference to Exhibit 10.1 to Pioneer’s Current Report on Form 8-K filed on January 5, 2006).
2	.5*	Asset Purchase Agreement, dated as of September 22, 1997, between PCI Chemicals Canada Inc. (“PCICC”), PCI Carolina, Inc. and Pioneer Companies, Inc. and ICI Canada Inc., ICI Americas, Inc. and Imperial Chemical Industries PLC (incorporated by reference to Exhibit 2 to Pioneer’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
2	.6*	First Amendment to Asset Purchase Agreement, dated as of October 31, 1997, between PCICC, PCI Carolina, Inc. and Pioneer Companies, Inc. and ICI Canada Inc., ICI Americas, Inc. and Imperial Chemical Industries PLC (incorporated by reference to Exhibit 2 to Pioneer’s Current Report on Form 8-K filed on November 17, 1997).
3	.1*	Fourth Amended and Restated Certificate of Incorporation of Pioneer Companies, Inc. (incorporated by reference to Exhibit 3.1 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
3	.2*	Amended and Restated By-laws of Pioneer Companies, Inc. (incorporated by reference to Exhibit 3.2 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4	.1*	Specimen Pioneer Companies, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4	.2*	Indenture, dated as of December 31, 2001, among PCI Chemicals Canada Company, the guarantors named therein and Wells Fargo Bank Minnesota, National Association, as trustee, relating to $150,000,000 principal amount of 10% Senior Secured Guaranteed Notes due 2008 (incorporated by reference to Exhibit 4.3 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4	.3*	First Supplemental Indenture dated as of June 30, 2005 among PCI Chemicals Canada Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the $150,000,000 principal amount of 10% Senior Secured Guaranteed Notes due 2008 (incorporated by reference to Exhibit 4.3 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4	.4*	Loan and Security Agreement, dated as of December 31, 2001, among PCI Chemicals Canada Company, Pioneer Americas LLC, the lenders that are signatories thereto and Foothill Capital Corporation, as arranger and administrative agent (incorporated by reference to Exhibit 4.6 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4	.5*	First Amendment to Loan and Security Agreement, dated April 15, 2002, between and among the lenders identified on the signature pages thereto, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.7 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
4	.6*	Second Amendment to Loan and Security Agreement effective as of May 31, 2002, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.1 to Pioneer’s Current Report on Form 8-K filed on June 14, 2002).
4	.7*	Third Amendment to Loan and Security Agreement effective as of July 29, 2002, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.8 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

Exhibit No.		Description

4	.8*	Fourth Amendment to Loan and Security Agreement effective as of December 10, 2002, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.9 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
4	.9*	Fifth Amendment to Loan and Security Agreement effective as of July 1, 2003, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.10 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
4	.10*	Sixth Amendment to Loan and Security Agreement effective as of December 31, 2003, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.11 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
4	.11*	Seventh Amendment to Loan and Security Agreement effective as of December 31, 2006, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC (incorporated by reference to Exhibit 4.1 to Pioneer’s Current Report on Form 8-K filed on December 26, 2006).
4.12		Eighth Amendment to Loan and Security Agreement effective as of March 13, 2007, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC.
4	.13*	Common Security and Intercreditor Agreement, dated as of December 31, 2001, by and among the grantors named therein and Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.8 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10	.1+*	Pioneer Companies, Inc. 2006 Stock Incentive Plan (incorporated by reference to Annex B of Pioneer’s Proxy Statement filed on April 6, 2006).
10	.2+*	Employment Agreement, dated May 2, 2006, between Pioneer Companies, Inc. and Michael Y. McGovern (incorporated by reference to Exhibit 10.2 to Pioneer’s Current Report on Form 8-K filed on May 5, 2006).
10	.3*	Indemnity Agreement dated March 14, 2002, between Pioneer Companies, Inc. and Marvin E. Lesser (incorporated by reference to Exhibit 10.1 to Pioneer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10	.4*	Indemnity Agreement dated March 14, 2002, between Pioneer Companies, Inc. and Michael Y. McGovern (incorporated by reference to Exhibit 10.2 to Pioneer’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10	.5*	Indemnity Agreement dated March 9, 2002, between Pioneer Companies, Inc. and David A. Scholes (incorporated by reference to Exhibit 10.7 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10	.6*	Indemnity Agreement dated May 13, 2004, between Pioneer Companies, Inc. and Charles L. Mears (incorporated by reference to Exhibit 10.6 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10	.7*	Indemnity Agreement dated May 12, 2005, between Pioneer Companies, Inc. and Richard L. Urbanowski (incorporated by reference to Exhibit 10.7 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10	.8*	Indemnity Agreement dated January 24, 2006 between Pioneer Companies, Inc. and Robert E. Allen (incorporated by reference to Exhibit 10.8 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10	.9*+	Pioneer Companies, Inc. Discretionary Severance Benefit Plan, effective May 1, 2003 (incorporated by reference to Exhibit 10.9 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10	.10*+	Notice Letter dated November 14, 2005 between Kent R. Stephenson and Pioneer Companies, Inc (incorporated by reference to Exhibit 10.10 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

Exhibit No.		Description

10	.11*	Agreement of Purchase and Sale and Joint Escrow Instructions dated effective as of June 3, 2005, by and between Pioneer Americas LLC and Marnell Properties, LLC relating to the sale of approximately sixty acres of real property adjacent to Pioneer Americas’ chlor-alkali manufacturing facility in Henderson, Nevada. (Incorporated by reference to Exhibit 10.1 to Pioneer’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 12, 2005).
10	.12*	First Amendment and Assignment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of October 31, 2005, among Pioneer Americas LLC, Marnell Properties, LLC and Century Steel, Inc (incorporated by reference to Exhibit 10.12 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10	.13*	Second Amendment and Assignment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of March 31, 2006, among Pioneer Americas LLC, Marnell Properties, LLC and Century Steel, Inc (incorporated by reference to Exhibit 10.1 to Pioneer’s Current Report on Form 8-K filed on April 7, 2006).
10	.14*	Third Amendment and Assignment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of June 30, 2006, among Pioneer Americas LLC, Marnell Properties, LLC and Century Steel, Inc (incorporated by reference to Exhibit 10.1 to Pioneer’s Current Report on Form 8-K filed on July 7, 2006).
10	.15*	Fourth Amendment and Assignment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of July 7, 2006, among PALLC, Marnell Properties, LLC and Century Steel, Inc (incorporated by reference to Exhibit 10.2 to Pioneer’s Current Report on Form 8-K filed on July 7, 2006).
14	.1*	Pioneer Companies, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Pioneer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
21.1		List of Subsidiaries.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Michael Y. McGovern required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of Gary L. Pittman required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1		Certification of Michael Y. McGovern required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2		Certification of Gary L. Pittman required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
99.1		Schedule II — Valuation and Qualifying Accounts.

*	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

+	Indicates management contract or compensatory plan or arrangement.