Form 10-K/A
period 2006-12-31
PIONEER COMPANIES INC
filed 2007-03-16
CIK 830141

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

i

EXPLANATORY NOTE

This Amendment on Form 10-K/A constitutes Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was originally filed with the Securities and Exchange Commission on March 15, 2007 (“Annual Report”).

This Amendment is being filed solely to correct a typographical error in the date cross-referenced in each of the reports provided by our Independent Registered Public Accountants with respect to the financial statements included in Item 8 and internal control over financial reporting included in Item 9A, and to provide an updated consent of our Independent Registered Public Accountants. It does not otherwise affect the financial statements and footnotes contained in our Annual Report, or any other portions of the Annual Report.

ii

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006, of Pioneer and our report dated March 14, 2007 expressed an unqualified opinion on those financial statements.

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

Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL Y. McGOVERN Michael Y. Mcgovern	President, Chief Executive Officer and Chairman of the Board of Directors	March 16, 2007

/s/ GARY L. PITTMAN Gary L. Pittman	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	March 16, 2007

/s/ CARL MONTICONE Carl Monticone	Vice President, Controller and Assistant Secretary (Principal Accounting Officer)	March 16, 2007

/s/ ROBERT E. ALLEN Robert E. Allen	Director	March 16, 2007

/s/ MARVIN E. LESSER Marvin E. Lesser	Director	March 16, 2007

/s/ CHARLES L. MEARS Charles L. Mears	Director	March 16, 2007

/s/ DAVID A. SCHOLES David A. Scholes	Senior Vice President, Operations and Director	March 16, 2007

/s/ RICHARD L. URBANOWSKI (Richard L. Urbanowski)	Director	March 16, 2007

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pioneer’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of Pioneer’s internal control over financial reporting and an unqualified opinion on the effectiveness of Pioneer’s internal control over financial reporting.

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