Form 10-Q
period 2007-03-31
PIONEER COMPANIES INC
filed 2007-05-09
CIK 830141

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     On May 1, 2007, registrant had 11,840,934 outstanding shares of common stock.

     Certain statements in this Form 10-Q regarding future expectations of Pioneer’s business and Pioneer’s results of operations, financial condition and liquidity may be regarded as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements relate to matters that are not historical facts. Such statements involve risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A of Pioneer’s Annual Report on Form 10-K/A for the year ended December 31, 2006, as updated in Item 1A of this Report on Form 10-Q. See also Item 5 of Part II of this Report on Form 10-Q for a discussion of forward-looking statements. Actual outcomes may vary materially.

i

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
PIONEER COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	March 31,	December 31,
	2007	2006
Assets

Current assets:
Cash and cash equivalents	$206,113	$115,216
Accounts receivable, net of allowance for doubtful accounts of $2,356 at March 31, 2007, and $2,235 at December 31, 2006	54,217	52,028
Inventories, net	17,235	21,023
Prepaid expenses and other current assets	15,118	15,858

Total current assets	292,683	204,125
Property, plant and equipment
Land	5,758	5,758
Buildings and improvements	30,418	30,431
Machinery and equipment	230,414	229,059
Construction in progress	2,699	2,350

	269,289	267,598
Less: accumulated depreciation	(120,909)	(114,814)

Property, plant and equipment, net	148,380	152,784
Other assets, net	5,046	1,850
Excess reorganization value over the fair value of identifiable assets	84,064	84,064

Total assets	$530,173	$442,823

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$16,593	$16,969
Accrued liabilities	29,374	42,625
Short-term debt, including current portion of long-term debt	75,219	978

Total current liabilities	121,186	60,572
Long-term debt, less current portion	121,760	101,761
Accrued pension and other employee benefits	19,016	20,729
Other long-term liabilities	75,969	74,941
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 11,841 and 11,803 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	118	118
Additional paid-in capital	43,738	43,704
Accumulated other comprehensive loss	(7,487)	(7,997)
Retained earnings	155,873	148,995

Total stockholders’ equity	192,242	184,820

Total liabilities and stockholders’ equity	$530,173	$442,823

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Revenues	$122,441	$134,872
Cost of sales	(99,051)	(99,638)

Gross profit	23,390	35,234

Selling, general and administrative expenses	(9,283)	(8,079)
Gain on asset dispositions and other, net	49	312

Operating income	14,156	27,467

Interest expense	(2,082)	(2,729)
Interest income	1,325	263
Other expense, net	(1,124)	(2,290)

Income before income taxes	12,275	22,711
Income tax expense	(5,030)	(6,661)

Net income	$7,245	$16,050

Net income per share:
Basic	$0.61	$1.36
Diluted	$0.61	$1.35
Weighted average number of shares outstanding:
Basic	11,804	11,761
Diluted	11,880	11,864
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net income	$7,245	$16,050
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,131	6,030
Provision for (reduction of) allowance for doubtful accounts	122	(674)
Deferred tax expense	155	742
Gain on disposal of assets	(89)	(312)
Currency exchange loss (gain)	499	(153)
Loss on early debt extinguishment	625	2,500
Stock-based compensation expense	93	378
Accretion of asset retirement obligations	231	76
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,163)	5,203
Decrease in inventories, prepaid expenses and other current assets	4,616	2,278
Decrease in other assets	395	112
Decrease in accounts payable and accrued liabilities	(11,056)	(11,367)
Decrease in other long-term liabilities	(2,120)	(1,179)

Net cash flows from operating activities	4,684	19,684

Investing activities:
Capital expenditures	(3,663)	(3,087)
Proceeds from disposal of assets	222	132

Net cash flows used in investing activities	(3,441)	(2,955)

Financing activities:
Payment of premium on early debt extinguishment	(625)	(2,500)
Proceeds from issuance of convertible notes	120,000	—
Debt issuance costs	(3,973)	—
Repayments of long-term debt	(25,758)	(51,135)
Proceeds from issuance of stock, net	—	218

Net cash flows from (used in) financing activities	89,644	(53,417)

Effect of exchange rate changes on cash	10	(17)

Net change in cash and cash equivalents	90,897	(36,705)
Cash and cash equivalents at beginning of period	115,216	62,790

Cash and cash equivalents at end of period	$206,113	$26,085

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
     The consolidated balance sheet and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, which consist only of normal recurring items, that management considers necessary for a fair presentation. Operating results for the first three months of 2007 are not necessarily indicative of results to be expected for the year ending December 31, 2007. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts as well as certain disclosures. Pioneer’s financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.
     In January 2007, Pioneer announced that it would be expanding its St. Gabriel, Louisiana chlor-alkali plant to increase the current annual production capacity by approximately 25% and converting the plant to membrane cell technology from the existing mercury cell technology. As a result, Pioneer revised the estimated service life of certain depreciable assets at the St. Gabriel plant, reflecting an accelerated expected asset retirement date for these assets as of year end 2008. The change in estimated service life has been accounted for as a change in accounting estimate. The effect of this change on the three months ended March 31, 2007 increased depreciation expense by $0.9 million, which decreased operating income by $0.9 million and net income by $0.6 million.
     The consolidated balance sheet at December 31, 2006 is derived from the December 31, 2006 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America, since certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006.
2. Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Pioneer does not expect the implementation of SFAS 159 to have a material impact on its consolidated financial statements.
     In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on the reversal of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. Pioneer’s adoption of FIN 48 as of January 1, 2007 did not have a material impact on Pioneer’s consolidated financial statements. See note 12.

3. Debt
     Debt consisted of the following:

	March 31,	December 31,
	2007	2006
Senior Subordinated Debt:
2.75% Convertible Senior Subordinated Notes due 2027	$120,000	$—
Senior Secured Debt:
10% Senior Secured Guaranteed Notes due December 2008	75,000	100,000
Revolving credit facility, variable interest rates based on U.S. prime rate plus a margin ranging from 0.5% to 1.25% or LIBOR (1) plus a margin ranging from 2.50% to 3.25%, expiring December 31, 2007, as amended	—	—
Other debt:
Unsecured, non-interest-bearing, long-term debt, denominated in Canadian dollars, original face value of $5.5 million with an effective interest rate of 8.25%	—	428
Other notes, maturing in various years through 2014, with various installments, at various interest rates	1,979	2,311

Total	196,979	102,739
Short-term debt, including current portion of long-term debt (2)	(75,219)	(978)

Long-term debt, less current portion	$121,760	$101,761

(1)	The three month London inter-bank offered rate (“LIBOR”) for the periods ended March 31, 2007, and December 31, 2006, was 5.35% and 5.36%, respectively.

(2)	The $75.0 million of outstanding principal balance of 10% Senior Notes was classified as short-term debt in the consolidated balance sheets as of March 31, 2007, due to the issuance of the Convertible Notes in March 2007 and the corresponding redemption notice that the 10% Senior Notes would be redeemed in April 2007.
     2.75% Convertible Senior Subordinated Notes due 2027
     On March 26, 2007, Pioneer issued $120.0 million aggregate principal amount of its 2.75% Convertible Senior Subordinated Notes due 2027 (the “Convertible Notes”). Pioneer received net proceeds of approximately $115.7 million after deducting commissions and offering expenses of approximately $4.3 million, which were capitalized as debt issuance costs and are being amortized through March 2014. The Convertible Notes bear interest at the rate of 2.75% per year, which is payable on March 1 and September 1 of each year, beginning on September 1, 2007.
     Prior to January 1, 2014, the Convertible Notes are convertible only upon the following circumstances: (i) during the five business days after any five consecutive trading-day period in which the trading price per $1,000 principal amount of the Convertible Notes for each day of such measurement period was less than 98% of the conversion value (which equals the product of the closing sale price of Pioneer’s common stock on such date and the conversion rate then in effect); (ii) during any fiscal quarter after the fiscal quarter ending June 30, 2007, if the last reported sale price of Pioneer’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the applicable conversion price in effect on the last trading day of the immediately preceding fiscal quarter; (iii) if Pioneer calls the Convertible Notes for redemption; (iv) if a fundamental change occurs (a “fundamental change” will be deemed to have occurred upon a change of control or liquidation of Pioneer, each as described in the indenture governing the Convertible Notes); or (v) during specified periods if Pioneer makes specific significant distributions to holders of Pioneer common stock, or specified corporate transactions occur, in each case as set forth in the indenture governing the Convertible Notes. After January 1, 2014, and prior to maturity, the Convertible Notes will be convertible at any time regardless of the circumstances described above.
     Upon conversion, the holders will receive (i) cash up to the principal amount of the Convertible Notes and, (ii) with respect to any excess conversion value, at Pioneer’s option, cash, shares of Pioneer common stock or a combination of cash and Pioneer common stock. The initial conversion rate is 28.3222 shares of Pioneer common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $35.31 per share.
     The Convertible Notes will mature on March 1, 2027, unless earlier redeemed, repurchased or converted. Pioneer may redeem some or all of the Convertible Notes for cash, on or after March 6, 2014, for a price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest, if any. The Convertible Notes also contain put options, which may require Pioneer to repurchase in cash all or a portion of the Convertible Notes on March 1, 2014, March 1, 2017, and March 1, 2022 at a repurchase price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest, if any.
     Beginning with the six-month interest period commencing March 1, 2014, Pioneer will pay contingent interest during any six-month interest period if the trading price of the Convertible Notes for each of the five trading-days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the Convertible Notes. The contingent interest payable will equal 0.30% of the average trading price of $1,000 principal amount of the Convertible Notes during the five trading days immediately preceding the first day of the applicable six-month interest period. This contingent interest payment feature represents an embedded derivative, however, based on the de minimis value associated with this feature, no value has been assigned at issuance or at March 31, 2007.
     On or prior to March 1, 2014, upon the occurrence of a fundamental change, under certain circumstances, Pioneer will provide for a make-whole amount by increasing, for a specified time period, the conversion rate by a number of additional shares for any conversion of the Convertible Notes in connection with such fundamental change transaction. The amount of additional shares will be determined based on the price paid per share of Pioneer’s common stock in the transaction constituting a fundamental change and the effective date of such transaction.
     The Convertible Notes are Pioneer’s direct, unsecured, subordinated obligations, and are subordinate in right of payment to all of Pioneer’s existing and future senior indebtedness, including its revolving credit facility. In addition, the Convertible Notes are effectively junior to any existing and future indebtedness and other liabilities, including trade payables, of Pioneer’s subsidiaries.
     In connection with the sale of the Convertible Notes, Pioneer entered into a registration rights agreement with the initial purchasers of the Convertible Notes. Under the registration rights agreement, Pioneer has agreed to use its reasonable best efforts to file with the Securities and Exchange Commission within 90 days of the date thereof a shelf registration statement with respect to the resale of the Convertible Notes and the shares of Pioneer common stock, if any, issuable upon conversion of the Convertible Notes, and to have the shelf registration statement declared effective within 180 days after the original issuance of the Convertible Notes. If Pioneer fails to comply with certain of its obligations under the registration rights agreement, it will be required to pay additional interest on the Convertible Notes of 0.25% during the first 90 days following such registration default, and 0.50% from and after the 91st day following such registration default.
     10% Senior Secured Guaranteed Notes due 2008
     At December 31, 2006, Pioneer had an outstanding principal balance of $100.0 million under its 10% Senior Secured Guaranteed Notes due December 2008 (“10% Senior Notes”). In January 2007, Pioneer made a voluntary redemption of $25.0 million in principal amount of the 10% Senior Notes, which reduced the outstanding principal balance to $75.0 million at March 31, 2007. In connection with this redemption, Pioneer paid the note holders a redemption premium of 2.5% of the redeemed principal amount, or $0.6 million.
     In connection with the closing of the sale of the Convertible Notes on March 26, 2007, Pioneer announced that it would use a portion of the proceeds from the financing to redeem the remaining balance of the 10% Senior Notes. Pioneer completed the redemption on April 24, 2007 by paying the note holders the aggregate amount of $79.3 million, which included the outstanding principal plus a redemption premium of 2.5% ($1.9 million), and interest accrued to the date of payment. The financial impact of the April 2007 redemption will be reflected in Pioneer’s consolidated financial statements in the second quarter of 2007.
     Revolving Credit Facility
     As of March 31, 2007, Pioneer had no borrowings outstanding under its revolving credit facility (“Revolver”), which provides for revolving loans and letters of credit up to $30.0 million, subject to borrowing base limitations based on the level of accounts receivable, inventory and reserves, and as reduced by outstanding letters of credit. On March 31, 2007, the borrowing availability under the Revolver was $20.7 million, net of outstanding letters of credit at such date of $9.3 million. The Revolver matures on December 31, 2007. Pioneer may terminate the Revolver early by paying a prepayment premium of $0.3 million. Any borrowings under the Revolver accrue interest determined on the basis of either the prime rate plus a margin, or LIBOR plus a margin. The rates at which interest accrued on March 31, 2007 and December 31, 2006 were 8.75% for each period. Pioneer incurs a fee on the unused amount of the facility at a rate of 0.375% per year. Because the Revolver requires a lock-box arrangement and contains a clause that allows the lender to refuse to fund further advances in the event of a material adverse change in Pioneer’s business, Pioneer must classify the Revolver as current debt. Any obligations under the Revolver are secured by liens on Pioneer’s accounts receivable and inventory.

     The Revolver requires Pioneer to maintain Liquidity (as defined) of at least $5.0 million, and limit its capital expenditures to $85.0 million for the fiscal year ended December 31, 2007. One of the covenants in the Revolver requires us to generate at least $21.55 million of net earnings before extraordinary gains, the effects of derivative instruments excluding derivative expenses paid by us, interest expense, income taxes, depreciation and amortization (referred to as “Lender-Defined EBITDA”) for each twelve-month period ending at the end of each calendar quarter. The Revolver also provides that, as a condition of borrowings, there shall not have occurred any material adverse change in Pioneer’s business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise). If the required Lender-Defined EBITDA level under the Revolver was not met and the lender did not waive Pioneer’s failure to comply with the requirement, Pioneer would be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur, the lender can refuse to make further advances.
     The Revolver also contain covenants limiting or prohibiting Pioneer’s ability to, among other things, incur additional indebtedness, prepay or modify debt instruments, grant additional liens, guarantee any obligations, sell assets, engage in another type of business or suspend or terminate a substantial portion of business, declare or pay dividends, make investments, make capital expenditures in excess of certain amounts, or make use of the proceeds of borrowings for purposes other than those specified in the agreements. The agreement also includes customary events of default, including one for a change of control. Borrowings under the Revolver will generally be available subject to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default. Pioneer was in compliance with each of the covenants under the Revolver at March 31, 2007.
4. Environmental Liabilities
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
     During late 2006, Pioneer commissioned the most recent of its periodic assessments of its environmental remediation liabilities. The 2006 study, like the prior assessments in 2003 and 2005, was performed by an independent consulting firm and was based on scenario analysis to estimate the cost to remediate environmental contamination at all of Pioneer’s plant sites. For each scenario, the study also used cost estimating techniques that included actual historical costs, estimates prepared by consultants, estimates prepared for us by their engineers and outside consultants, and other published cost data available for similar projects completed at the same or other sites. Expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which is the maximum time range normally used for the remediation and monitoring of a long-term site. Pioneer’s policy is to record such amounts when it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. The ultimate costs and timing of environmental remediation costs are difficult to predict. As a result, environmental remediation liabilities are recorded at their undiscounted amounts, and are included in other long-term liabilities in the consolidated balance sheets.
     Based on the 2006 study and costs incurred for remediation work since such date, Pioneer estimated its total environmental remediation liabilities to be $16.2 million and $16.5 million as of March 31, 2007 and December 31, 2006, respectively. Pioneer believes that adequate accruals have been established to address its known remediation liabilities, although there can be no guarantee that the actual remediation expenses or associated liabilities will not exceed the accrued amounts. At some of Pioneer’s locations, regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources. Pioneer could be required to incur additional costs to satisfy its environmental remediation liabilities in the future.

5. Net Income per Share
     Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share considers the dilutive effect of potentially issuable shares pursuant to stock option and stock plans during the period.
     Computational amounts for net income per share are as follows:

	Three Months Ended
	March 31,
	2007	2006
Numerator for basic and diluted net income per share:
Net income	$7,245	$16,050

Denominator for weighted average shares – Basic	11,804	11,761
Potentially dilutive common shares:
Stock options	76	103

Denominator for weighted average shares – Diluted	11,880	11,864

Net income per share:
Basic	$0.61	$1.36

Diluted	$0.61	$1.35

     In accordance with SFAS 128, “Earnings per Share”, Pioneer does not include certain stock option or stock awards in the calculation of diluted earnings per share because (i) the option exercise prices were greater than the average market price of Pioneer stock for the applicable periods, or (ii) the market price per share of restricted stock on the date of grant was greater than the average market price per share of Pioneer stock for the applicable periods, resulting in the applicable awards being anti-dilutive. For the three months ended March 31, 2007, 25,000 stock options and 37,755 shares of restricted stock were not included in the diluted shares calculation. For the three months ended March 31, 2006, 10,000 stock options were not included in the diluted shares calculation.
6. Supplemental Financial Information
     Inventories
     Inventories, net consisted of the following:

	March 31,	December 31,
	2007	2006
Raw materials, supplies and parts, net	$9,008	$10,655
Finished goods	8,227	10,368

Inventories, net	$17,235	$21,023

     Other Assets, net
     Other assets, net increased by approximately $3.2 million during the first quarter of 2007 to $5.0 million as of March 31, 2007. The increase reflected approximately $4.3 million of offering costs in connection with the issuance of Pioneer’s Convertible Notes in March 2007 including commissions and other miscellaneous costs. These costs were capitalized in other assets, net and will be amortized on a straight-line basis through March 2014.
     Other Expense, net
     Other expense, net of $1.1 million for the three months ended March 31, 2007 included (i) $0.6 million from loss on early debt extinguishment related to the 2.5% redemption premium payment on the redemption of $25.0 million of the 10% Senior Notes in January 2007, and (ii) $0.5 million of currency exchange loss. The three months ended March 31, 2006 reflected $2.3 million of other expense, net which primarily included $2.5 million from loss on early debt extinguishment related to the 5.0% redemption premium payment on the redemption of $50.0 million of the 10% Senior Notes in January 2006.

7. Stock-Based Compensation
     Pursuant to Pioneer’s stock-based incentive plan, the Company has granted various stock and stock option awards as discussed further in Pioneer’s Annual Report on Form 10-K/A for the year ended December 31, 2006. Pioneer recognized $0.1 million and $0.4 million of stock-based compensation expense for the three months ended March 31, 2007 and 2006, respectively.
     In March 2007, Pioneer issued an aggregate of 37,755 shares of restricted stock under its Long-Term Incentive Program to executive officers and certain key employees in connection with their performance in 2006. One-third of these restricted shares will vest each year on the anniversary of the date of grant, as the forfeiture restrictions lapse. Compensation costs related to the restricted shares are measured at fair value on the date of grant based on the closing price of Pioneer’s stock on that date. The fair value of the award on the date of grant was $1.1 million which will be recognized on a straight-line basis over the three-year vesting period as compensation expense in the consolidated statements of operations.
8. Supplemental Cash Flow Information
     Following are supplemental disclosures of cash flow information:

	Three Months Ended
	March 31,
	2007	2006
Cash payments for:
Interest	$172	$243
Income taxes	13,612	2,193

Non-cash investing activities:
Property, plant and equipment acquisitions, included in accounts payable	$367	$644

Non-cash financing activities:
Debt issuance costs, included in accounts payable	$377	$—
9. Condensed Consolidating Financial Statements
     PCI Canada (a wholly-owned subsidiary of PCI) is the issuer of the 10% Senior Notes, which are fully and unconditionally guaranteed on a joint and several basis by PCI and all of PCI’s other direct and indirect 100% wholly-owned subsidiaries. See Note 3 “Debt” regarding the redemption in April 2007 of the remaining $75.0 million principal balance of the 10% Senior Notes.
     Condensed consolidating financial information for PCI and its wholly-owned subsidiaries is presented below. Separate financial statements of PCI Canada and Pioneer Americas are not provided because Pioneer does not believe that such information would be material to investors or lenders of the Company.

Condensed Consolidating Balance Sheet — March 31, 2007 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$248	$205,865	$—	$—	$206,113
Accounts receivable, net	—	13,376	40,841	—	—	54,217
Inventories, net	—	7,336	9,899	—	—	17,235
Prepaid expenses and other current assets	1,886	1,882	11,350	—	—	15,118

Total current assets	1,886	22,842	267,955	—	—	292,683
Property, plant and equipment, net	—	86,233	61,366	781	—	148,380
Other assets, net	4,341	15	690	—	—	5,046
Intercompany receivable	132,292	105,033	—	90,419	(327,744)	—
Investment in subsidiaries	175,615	—	—	—	(175,615)	—
Excess reorganization value over the fair value of identifiable assets	—	84,064	—	—	—	84,064

Total assets	$314,134	$298,187	$330,011	$91,200	$(503,359)	$530,173

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$—	$8,282	$8,311	$—	$—	$16,593
Accrued liabilities	560	13,224	15,590	—	—	29,374
Short-term debt including current portion of long-term debt	—	75,000	219	—	—	75,219

Total current liabilities	560	96,506	24,120	—	—	121,186
Long-term debt, less current portion	120,000	—	1,760	—	—	121,760
Investment in subsidiary	—	67,893	—	—	(67,893)	—
Intercompany payable	1,332	648	325,764	—	(327,744)	—
Accrued pension and other employee benefits	—	11,947	7,069	—	—	19,016
Other long-term liabilities	—	36,369	39,191	409	—	75,969
Stockholders’ equity (deficiency in assets)	192,242	84,824	(67,893)	90,791	(107,722)	192,242

Total liabilities and stockholders’ equity	$314,134	$298,187	$330,011	$91,200	$(503,359)	$530,173

Condensed Consolidating Balance Sheet — December 31, 2006 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$3,049	$112,167	$—	$—	$115,216
Accounts receivable, net	—	11,327	40,701	—	—	52,028
Inventories, net	—	10,158	10,865	—	—	21,023
Prepaid expenses and other current assets	2,614	2,121	11,123	—	—	15,858

Total current assets	2,614	26,655	174,856		—	204,125
Property, plant and equipment, net	—	88,122	63,881	781	—	152,784
Other assets, net	—	15	1,835	—	—	1,850
Intercompany receivable	15,679	132,483	—	90,438	(238,600)	—
Investment in subsidiaries	167,859	—	—	—	(167,859)	—
Excess reorganization value over fair value of identifiable assets	—	84,064	—	—	—	84,064

Total assets	$186,152	$331,339	$240,572	$91,219	$(406,459)	$442,823

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$—	$10,530	$6,432	$—	$7	$16,969
Accrued liabilities	—	22,906	19,719	—	—	42,625
Short-term debt including current portion of long-term debt	—	428	543	7	—	978

Total current liabilities		33,864	26,694	7	7	60,572
Long-term debt, less current portion	—	100,000	1,761	—	—	101,761
Investment in subsidiary	—	71,550	—	—	(71,550)	—
Intercompany payable	1,332	161	237,114	—	(238,607)	—
Accrued pension and other employee benefits	—	12,854	7,875	—	—	20,729
Other long-term liabilities	—	35,844	38,678	419	—	74,941
Stockholders’ equity (deficiency in assets)	184,820	77,066	(71,550)	90,793	(96,309)	184,820

Total liabilities and stockholders’ equity	$186,152	$331,339	$240,572	$91,219	$(406,459)	$442,823

Condensed Consolidating Statement of Operations — Three Months Ended March 31, 2007 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$58,702	$94,349	$—	$(30,610)	$122,441
Cost of sales	—	(45,400)	(84,261)	—	30,610	(99,051)

Gross profit	—	13,302	10,088	—	—	23,390
Selling, general and administrative expenses	(322)	(3,055)	(5,906)	—	—	(9,283)
Gain on asset dispositions and other, net	—	(76)	125	—	—	49

Operating income (loss)	(322)	10,171	4,307	—	—	14,156
Interest expense	(47)	(1,958)	(77)	—	—	(2,082)
Interest income	—	—	1,325	—	—	1,325
Other expense, net	—	(1,108)	(16)	—	—	(1,124)

Income (loss) before income taxes	(369)	7,105	5,539	—	—	12,275
Income tax expense	—	(3,114)	(1,916)	—	—	(5,030)

Net income (loss) before equity in earnings of subsidiaries	(369)	3,991	3,623	—	—	7,245
Equity in net income of subsidiaries	7,614	3,623	—	—	(11,237)	—

Net income	$7,245	$7,614	$3,623	$—	$(11,237)	$7,245

Condensed Consolidating Statement of Operations — Three Months Ended March 31, 2006 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$63,588	$105,495	$—	$(34,211)	$134,872
Cost of sales	—	(45,047)	(88,802)	—	34,211	(99,638)

Gross profit	—	18,541	16,693	—	—	35,234
Selling, general and administrative expenses	(406)	(2,592)	(5,079)	(2)	—	(8,079)
Other items	—	98	214	—	—	312

Operating income (loss)	(406)	16,047	11,828	(2)	—	27,467
Interest expense	—	(2,691)	(39)	—	—	(2,729)
Interest income	—	—	263	—	—	263
Other income (expense), net	—	(2,354)	(3,157)	3,221	—	(2,290)

Income (loss) before income taxes	(406)	11,003	8,895	3,219	—	22,711
Income tax expense	—	(6,301)	(360)	—	—	(6,661)

Net income (loss) before equity in earnings of subsidiaries	(406)	4,702	8,535	3,219	—	16,050
Equity in net income of subsidiaries	16,456	8,535	—	—	(24,991)	—

Net income	$16,050	$13,237	$8,535	$3,219	$(24,991)	$16,050

Condensed Consolidating Statement of Cash Flows — Three Months Ended March 31, 2007 (in thousands)

		PCI	Pioneer	Other	Pioneer
	PCI	Canada	Americas	Guarantors	Consolidated
Cash flows from (used in) operating activities:
Net cash flows from (used in) operating activities	$(116,027)	$24,322	$96,383	$6	$4,684
Cash flows used in investing activities:
Capital expenditures	—	(1,082)	(2,581)	—	(3,663)
(Payments) Proceeds from disposal of assets	—	2	220	—	222

Net cash flows used in investing activities	—	(1,080)	(2,361)	—	(3,441)

Cash flows from (used in) financing activities:
Repayments of long-term debt	—	(25,428)	(324)	(6)	(25,758)
Proceeds from issuance of convertible notes	120,000	—	—	—	120,000
Debt issuance costs	(3,973)	—	—	—	(3,973)
Payment of premium on early debt extinguishment	—	(625)	—	—	(625)
Proceeds from issuance of stock, net	—	—	—	—	—

Net cash flows from (used in) financing activities	116,027	(26,053)	(324)	(6)	89,644

Effect of exchange rate changes on cash	—	10	—	—	10

Net change in cash and cash equivalents	—	(2,801)	93,698	—	90,897
Cash and cash equivalents at beginning of period	—	3,049	112,167	—	115,216

Cash and cash equivalents at end of period	$—	$248	$205,865	$	$206,113

Condensed Consolidating Statement of Cash Flows — Three Months Ended March 31, 2006 (in thousands)

		PCI	Pioneer	Other	Pioneer
	PCI	Canada	Americas	Guarantors	Consolidated
Cash flows from (used in) operating activities:
Net cash flows from (used in) operating activities	$(218)	$53,795	$(33,893)	$—	$19,684
Cash flows from (used in) investing activities:
Capital expenditures	—	(1,160)	(1,927)	—	(3,087)
Proceeds from disposal of assets	—	67	65	—	132

Net cash flows used in investing activities	—	(1,093)	(1,862)	—	(2,955)

Cash flows from (used in) financing activities:
Repayments of long-term debt	—	(50,852)	(279)	(4)	(51,135)
Payments of premium on early debt extinguishment	—	(2,500)	—	—	(2,500)
Proceeds from issuance of stock, net	218	—	—	—	218

Net cash flows from (used in) financing activities	218	(53,352)	(279)	(4)	(53,417)

Effect of exchange rate changes on cash	—	(17)	—	—	(17)

Net change in cash and cash equivalents	—	(667)	(36,034)	(4)	(36,705)
Cash and cash equivalents at beginning of period	—	1,580	61,217	(7)	62,790

Cash and cash equivalents at end of period	$—	$913	$25,183	$(11)	$26,085

10. Pension and Other Postretirement Benefits
     The annual costs and liabilities under both the U.S. and Canadian defined benefit pension plans and retiree heath care plans are determined each year by Pioneer’s actuaries using various assumptions. The components of net periodic benefit costs related to Pioneer’s defined benefit pension plans for the three months ended March 31, 2007 and 2006 were:

	PCI	Pioneer	Pioneer
Three Months Ended March 31, 2007	Canada	Americas	Consolidated
Components of net periodic benefit cost:
Service cost	$339	$—	$339
Interest cost	668	794	1,462
Expected return on plan assets	(918)	(953)	(1,871)
Amortization of net actuarial loss	95	147	242

Net periodic benefit cost	$184	$(12)	$172

	PCI	Pioneer	Pioneer
Three Months Ended March 31, 2006	Canada	Americas	Consolidated
Components of net periodic benefit cost:
Service cost	$360	$—	$360
Interest cost	684	766	1,450
Expected return on plan assets	(874)	(854)	(1,728)
Amortization of net actuarial loss	148	272	420

Net periodic benefit cost	$318	$184	$502

     Pension expense was $0.2 million and $0.5 million for the three months ended March 31, 2007 and 2006, respectively. Pension contributions were $2.0 million and $1.7 million in the three months ended March 31, 2007 and 2006, respectively. Total contributions in 2007, which are based on regulatory and contractual requirements, are expected to be approximately $7.2 million, although Pioneer may at its discretion pay more than the required minimum amount.
     The components of net periodic benefit costs related to Pioneer’s postretirement benefits other than pensions for the three months ended March 31, 2007 and 2006 were:

	PCI	Pioneer	Pioneer
Three Months Ended March 31, 2007	Canada	Americas	Consolidated
Components of net periodic benefit cost:
Service cost	$83	$—	$83
Interest cost	123	6	129
Amortization of prior service costs	(8)	(156)	(164)
Amortization of net actuarial loss (gain).	68	(10)	58

Net periodic benefit cost	$266	$(160)	$106

	PCI	Pioneer	Pioneer
Three Months Ended March 31, 2006	Canada	Americas	Consolidated
Components of net periodic benefit cost:
Service cost	$79	$1	$80
Interest cost	113	7	120
Amortization of prior service costs	(8)	(156)	(164)
Amortization of net actuarial loss (gain)	70	(13)	57

Net periodic benefit cost	$254	$(161)	$93

11. Commitments and Contingencies
     Environmental Liabilities
     Present or future environmental laws and regulations may affect Pioneer’s capital and operating costs relating to compliance, may impose cleanup requirements with respect to site contamination resulting from past, present or future spills and releases, and may affect the markets for Pioneer’s products. Pioneer believes that its operations are currently in material compliance with environmental laws and regulations, the violation of which could result in a material adverse effect on Pioneer’s results of operations, financial position and future cash flows on a consolidated basis. There can be no assurance, however, that material costs will not be incurred as a result of instances of noncompliance or new regulatory requirements. See Note 4.
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
     In October 2005, Pioneer was named as a defendant in Claude Frazier, et al. v. Pioneer Americas, LLC and State of Louisiana through the Department of Environmental Quality, which was filed as a proposed class action in state court in Louisiana. The 18 named plaintiffs claim that they and a proposed class of approximately 500 people who live near the St. Gabriel facility were exposed to mercury released from the facility for a two and one-half month period as a result of the 2004 mercury vapor emissions release described above. The plaintiffs request compensatory damages for numerous medical conditions that are alleged to have occurred or are likely to occur as a result of the alleged mercury exposure. This lawsuit was removed to the United States District Court in the Middle District of Louisiana. The plaintiffs appealed this removal, but the Fifth Circuit Court of Appeals denied the appeal and the lawsuit will proceed in the United States District Court. This lawsuit is in the preliminary stages, the plaintiffs’ claimed damages have not been quantified and the outcome of this matter cannot be predicted. Pioneer believes, however, that it has good defenses and intends to vigorously defend against the claims asserted in this lawsuit.
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
     St. Gabriel Asbestos Premises Liability Lawsuits. Pioneer is involved as one of a number of defendants in a number of pending “premises liability” lawsuits in Louisiana. These premises liability cases allege exposure to asbestos-containing materials by employees of third-party contractors or subcontractors who allegedly performed services at Pioneer’s St. Gabriel, Louisiana facility, and do not relate to any products manufactured or sold by Pioneer or any predecessor company. Pioneer believes there are approximately 65 pending premises liability lawsuits which allege or may allege exposure at the St. Gabriel plant. Most of these lawsuits have multiple plaintiffs who make claims against multiple defendants without providing reliable details of where or when the claimants were exposed to asbestos. The facts necessary to evaluate the claims and estimate any potential liabilities must be obtained through extensive discovery, which many times are not available until near the time of trial. Since most of these cases are in the preliminary stages, Pioneer is unable to estimate a range of potential liability for these cases at this time, but Pioneer does not believe that the outcome of these cases will have a material adverse effect on its consolidated financial position, results of operations or liquidity.
12. Income Taxes
     The Company’s income tax expense for the three months ended March 31, 2007 was $5.0 million consisting of $1.9 million for the U.S. operations and $3.1 million expense for the Canadian operations. The effective tax rate for the three-month period of 41% was higher than the U.S. statutory rate of 35% due to state income tax expense and a revised estimate of the deferred tax expense.
     Pioneer adopted FIN 48 on January 1, 2007, and accordingly recognized a $0.4 million decrease in beginning retained earnings, with a corresponding offset which increased the liability for unrecognized tax benefits and related penalties and interest.
     As of March 31, 2007, Pioneer had $1.4 million of total gross unrecognized benefits, including liabilities for interest and penalties of $0.2 million and $0.3 million, respectively, which did not change significantly from the date of adoption. Of this total, $1.0 million (net of federal benefits) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate.
     Pioneer’s policy is to classify interest and penalties related to unrecognized tax benefits as income taxes in the consolidated financial statements. For the period ended March 31, 2007, the Company recognized $0.1 million of interest and penalties in its consolidated statements of operations.
     The Company believes that any statute of limitation period that lapses in 2007 will have an immaterial impact to the financial statements, however, potential planning and structuring alternatives currently being evaluated by management may impact the amount of our tax reserves and valuation allowances in future periods.
     Pioneer files income tax returns in the U.S. federal jurisdiction, various U.S. states, Canada and various Canadian provinces. In 2006, Pioneer fully utilized its post-bankruptcy net operating losses and a portion of its pre-bankruptcy net operating losses. The statue of limitations for those years and forward are open for examination. Furthermore, Pioneer’s Canadian filings for years 2002 through 2005, and forward, are open for routine examination. Pioneer is currently under examination by the Canada Revenue Agency for its 2002 through 2004 tax years and the audit is expected to be completed during 2007.
13. Subsequent Events
     In January 2007, Pioneer announced that it would be expanding its St. Gabriel, Louisiana chlor-alkali plant to increase the current annual production capacity by approximately 25% and converting the plant to membrane cell technology from the existing mercury cell technology. The estimated cost of this project is approximately $142.0 million. In April and May 2007, Pioneer announced that it had entered into three key contracts for the project under which a portion of the estimated project costs will be incurred. These three contracts provide for the engineering design, procurement of equipment and related instrumentation, overall construction management and site construction work, and the purchase of the membrane cell units.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Our Annual Report on Form 10-K/A for the year ended December 31, 2006, provides a discussion of our business, including the chlor-alkali industry, our customers and markets, the major components of our production process and costs and the means we use to distribute our products. The following discussion and analysis should be read in conjunction with the information provided in the annual report on Form 10-K/A for the year ended December 31, 2006, and the consolidated financial statements and the related notes thereto. An Electrochemical Unit, which the chlor-alkali industry refers to as an “ECU”, consists of 1.1 tons of caustic soda and 1 ton of chlorine.

     Financial Results Summary for First Quarter of 2007
     Our financial results and other relevant financial data for the first quarter of 2007, as compared to the first quarter of 2006, are summarized below (in thousands, except ECU data):

	Three months ended
	March 31,
	2007	2006
Revenues	$122,441	$134,872
Operating income	14,156	27,467
Net income	7,245	16,050
Net cash flows from operating activities	4,684	19,684
Total debt as of March 31*	196,979	103,461
Average ECU netback prices	522	616

*	March 31, 2007 debt does not reflect the redemption of $75.0 million of the 10% Senior Notes on April 24, 2007.
     Some of the key factors and events relating to the Company’s financial performance in the first quarter of 2007 include the following:
•	During the first quarter of 2007, our production rate was 93% of our production capacity. The average production rate during the same period for the chlor-alkali industry was 91%.

•	In April and May 2007, we announced that we had entered into three key contracts for the planned expansion at St. Gabriel.

•	In January 2007, we voluntarily redeemed $25.0 million of principal of our 10% Senior Secured Guaranteed Notes due December 2008 (“10% Senior Notes”). The note holders were paid the principal amount, plus a redemption premium of 2.5% of the principal amount, or $0.6 million, and interest accrued to the date of payment.

•	On March 26, 2007, we closed the sale of $120.0 million aggregate principal amount of 2.75% Convertible Senior Subordinated Notes due 2027 (“Convertible Notes”).

•	Also on March 26, 2007, we announced the redemption of the remaining $75.0 million of principal of our 10% Senior Notes, using a portion of the proceeds of the Convertible Notes financing. On April 24, 2007, the note holders were paid the principal amount, plus a redemption premium of 2.5% of the principal, or $1.9 million, plus interest accrued to the date of payment. The financial impact of the April 2007 redemption will be reflected in our consolidated financial statements in the second quarter of 2007.
     Planned Expansion of St. Gabriel, Louisiana Plant
     On January 30, 2007, we announced that we are expanding our St. Gabriel, Louisiana chlor-alkali plant by approximately 25% from its current annual production capacity of 197,000 ECUs to 246,000 ECUs. The project will include the conversion of the plant to membrane cell technology from the existing mercury cell technology. The additional chlorine production from the planned expansion will be shipped to nearby customers via the three existing chlorine pipelines at the St. Gabriel site. The project is scheduled to be completed in the fourth quarter of 2008, and will cost an estimated $142.0 million.
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
     By the end of April 2007, we had entered into three of the key contracts for the completion of this project. The first contract is an Engineering and Procurement Agreement with BE&K Engineering Company, providing for the engineering design of the project and the procurement of equipment and related instrumentation. The second contract is a Construction Contract with Shaw Constructors, Inc., under which Shaw will provide overall construction management and site construction work for the project. The third contract is with Chlorine Engineers Corp., Ltd. to provide the membrane cell units for the project, together with related engineering services, design specifications and a license for the technology used in the units.

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
     Our quarterly average ECU netback for each of the most recent five quarters was as follows:

2006:
First Quarter	$616
Second Quarter	577
Third Quarter	557
Fourth Quarter	534
2007:
First Quarter	522
     For the month of April 2007, our average ECU netback was approximately $540, which reflects an $18 increase from our average ECU netback for the first quarter of 2007. This increase is due to the impact of a price increase announced in February 2007 of $25 for chlorine and $40 for caustic soda. Even with these price increases, however, current industry forecasts by Chemical Market Associates, Inc. (“CMAI”), a petrochemical, plastics, fibers and chlor-alkali consulting firm, if correct, would indicate that the average ECU netback may decrease from this level during the second half of 2007.
     We announced price increases for chlorine and caustic soda in 2006 and the first two quarters of 2007 that are set forth in the following table (stated on a per-ton basis).

	Chlorine		Caustic Soda
2006:
First Quarter	$25	(1)	$—
Second Quarter	—		35
Third Quarter	25		—
Fourth Quarter	—		40
2007:
First Quarter	$25		$40	(2)
Second Quarter (through May 8)	—		50	(3)

(1)	A February 2006 price increase for chlorine of $25 per ton was subject to a temporary voluntary allowance for the full amount. Under a temporary voluntary allowance, we reserve the right to remove all or any portion of the temporary voluntary allowance at any time following the effective date of the price increase, upon notice to our customers.

(2)	The $40 increase announced in February 2007 is for diaphragm and chemical grade liquid caustic soda. We also increased the price by $50 for membrane and rayon grade liquid caustic soda.

(3)	The $50 increase announced on May 1, 2007 is for both grades of liquid caustic soda.
All of the price increases that we announce are implemented when announced or as soon as permitted by applicable contract terms. We generally do not announce product price decreases, which are implemented in accordance with applicable contract terms as a result of negotiations with individual customers or through the application of an externally determined pricing formula.
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
     The prices that we realize for contract sales of chlorine and caustic soda during any quarter, and thus our average ECU netback for the quarter are different from the chlorine and caustic soda contract prices that are reported by CMAI. CMAI’s reported monthly contract prices are based on the assumption that price changes are implemented on the first day of the calendar quarter that follows announced price changes, while we have a mix of pricing provisions that in some cases limits or delays the implementation of price changes. CMAI’s reported monthly contract prices also relate to products that are produced and delivered in the U.S. Gulf Coast. While the majority of the demand for North American chlor-alkali production does occur in the U.S. Gulf Coast region, only one of our plants is located in that region, and regional supply and demand factors and logistical considerations generally result in varying regional prices for our products.
     During the first quarter of 2007, our average ECU netback was $522, while the average ECU netback quoted by CMAI for the same quarter was $693. In general, changes in our average ECU netback and the related effect on our revenues and cash flow have lagged changes in our announced prices and changes in the contract prices that are reported by CMAI, although the corresponding benefit to us in a period of declining prices is of a somewhat lesser magnitude. The following table illustrates the recent relationship between our average ECU netback and the monthly contract price reported by CMAI:
     Production
     Our annual production capacity of 725,000 ECUs is determined on the basis of the amount of chlorine and caustic soda our plants can produce under normal operating conditions on an annual basis, after taking into consideration plant shut downs that are scheduled for major maintenance activities. Our quarterly production volumes at our chlor-alkali facilities for the most recent five quarters were as follows:

ECUs (In Tons)
2006:
First Quarter	165,359
Second Quarter	169,759
Third Quarter	178,205
Fourth Quarter	172,309
2007:
First Quarter	166,426
     Our production during the three-month period ended March 31, 2007 was 166,426 ECUs, and represented approximately 93% of our production capacity for this period. Based on data from the Chlorine Institute, an industry trade association, U.S. industry ECU production during the first quarter of 2007 was approximately 91% of industry production capacity during this period. During the first quarter of 2007, we used approximately 24% of the chlorine and 8% of the caustic soda that we produced for our internal production of other products, primarily bleach and hydrochloric acid.
     Our Henderson plant was shut down for the last seven days of March 2007 and first two days of April 2007 for a scheduled maintenance outage. Also during the first quarter of 2007, we reduced production at our Henderson plant by 3,600 ECUs due to slightly lower sales volumes, and our Becancour plant’s output was reduced by approximately 2,500 ECUs, due to operating issues that have been resolved.

     There are four scheduled maintenance outages during the last three quarters of 2007. Our Becancour No. 2 circuit was shut down for seven days in April 2007, our Becancour No. 1 circuit will be shut down for seven days in October, our Dalhousie plant will be shut down for seven days in October, and our St. Gabriel plant will be shut down for seven days in December.
     During the first three months of 2007, we purchased 7,558 tons of caustic soda for resale. On average, our margins on purchases for resale are lower than the margins we realize from the sales of our products that we produce in our own plants. We make purchases for resale to address seasonal variations in demand for our products or to take advantage of new sales opportunities.
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

		Percentage of
	Total Power Costs	Cost of Sales
	(in thousands)
2006:
First Quarter	$29,963	30%
Second Quarter	26,226	26%
Third Quarter	28,945	28%
Fourth Quarter	26,076	25%
2007:
First Quarter	25,158	25%
     Our plants at St. Gabriel and Henderson rely on power sources that primarily use natural gas for the generation of electricity. With the current and anticipated volatility in the U.S. natural gas market, our future power costs are expected to fluctuate.
     Transportation Costs
     Our transportation costs include the freight costs incurred to deliver products to our customers, the freight costs incurred to transfer finished products between our production plants and our terminals, the leases and operation of railcars and terminals, and the costs of our trucking operations conducted by our subsidiary, Pioneer Transportation LLC. Most of the chlorine that we produce is transported by railcars to our customers other than our customers near our plant in St. Gabriel, who are supplied by pipelines. We ship caustic soda by railcars, trucks, ships or barges, and we ship our other products by railcars or trucks.
     The amounts that we spent on transportation for the sale of our products during the past five quarters, and the corresponding percentages of our cost of sales that those amounts represented, were as follows:

	Product	Percentage of
	Transportation Costs	Cost of Sales
	(in thousands)
2006:
First Quarter	$23,981	24%
Second Quarter	24,914	24%
Third Quarter	27,361	26%
Fourth Quarter	25,290	24%
2007:
First Quarter	26,242	26%
     Rail freight costs account for approximately 50% of our total transportation costs. During the past few years, rail carriers have imposed substantially higher rates to transport chlorine and other similar materials than most other chemicals due to safety and security concerns for the shipment of chlorine by rail. As a result, as our rail contracts are coming up for renewal, we are experiencing cost increases for chlorine shipment that range from 15% to 30% on average per year. Our most recent rail contract renewal included an average 25% rate increase for chlorine shipment, with the increase for certain shipment routes being as high as 100%. Rates for shipping caustic soda and our other products also have increased, although at a much lower rate as compared to chlorine, and may continue to rise.

Liquidity and Capital Resources
     2.75% Convertible Senior Subordinated Notes due 2027
     On March 26, 2007, we issued $120.0 million aggregate principal amount of our 2.75% Convertible Senior Subordinated Notes due 2027 (the “Convertible Notes”). We received net proceeds of approximately $115.7 million after deducting commissions and offering expenses of $4.3 million, which were capitalized as debt issuance costs and are being amortized through March 2014. The Convertible Notes bear interest at the rate of 2.75% per year, which is payable on March 1 and September 1 of each year, beginning on September 1, 2007.
     Prior to January 1, 2014, the Convertible Notes will only be convertible upon the following circumstances: (i) during the five business days after any five consecutive trading-day period in which the trading price per $1,000 principal amount of the Convertible Notes for each day of such measurement period was less than 98% of the conversion value (which equals the product of the closing sale price of our common stock on such date and the conversion rate then in effect); (ii) during any fiscal quarter after the fiscal quarter ending June 30, 2007, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the applicable conversion price in effect on the last trading day of the immediately preceding fiscal quarter; (iii) if we call the Convertible Notes for redemption; (iv) if a fundamental change occurs (a “fundamental change” will be deemed to have occurred upon a change of control or liquidation of the Company, each as described in the indenture governing the Convertible Notes); or (v) during specified periods if we make specific significant distributions to holders of our common stock, or specified corporate transactions occur, in each case as set forth in the indenture governing the Convertible Notes. After January 1, 2014, and prior to maturity, the Convertible Notes will be convertible at any time regardless of the circumstances described above.
     Upon conversion, the holders will receive (i) cash up to the principal amount of the Convertible Notes, and (ii) with respect to any excess conversion value, at our option, cash, shares of our common stock or a combination of cash and our common stock. The initial conversion rate is 28.3222 shares of our common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $35.31 per share.
     The Convertible Notes will mature on March 1, 2027, unless earlier redeemed, repurchased or converted. We may redeem some or all of the Convertible Notes for cash, on or after March 6, 2014, for a price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest, if any. The Convertible Notes also contain put options, which may require us to repurchase in cash all or a portion of the Convertible Notes on March 1, 2014, March 1, 2017, and March 1, 2022 at a repurchase price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest, if any.
     Beginning with the six-month interest period commencing March 1, 2014, we will pay contingent interest during any six-month interest period if the trading price of the Convertible Notes for each of the five trading-days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the Convertible Notes. The contingent interest payable will equal 0.30% of the average trading price of $1,000 principal amount of the Convertible Notes during the five trading days immediately preceding the first day of the applicable six-month interest period. This contingent interest payment feature represents an embedded derivative, however, based on the de minimis value associated with this feature, no value has been assigned at issuance or at March 31, 2007.
     On or prior to March 1, 2014, upon the occurrence of a fundamental change, under certain circumstances, we will provide for a make-whole amount by increasing, for a specified time period, the conversion rate by a number of additional shares for any conversion of the Convertible Notes in connection with such fundamental change transaction. The amount of additional shares will be determined based on the price paid per share of our common stock in the transaction constituting a fundamental change and the effective date of such transaction.
     The Convertible Notes are our direct, unsecured, subordinated obligations, and are subordinate in right of payment to all of the our existing and future senior indebtedness, including its revolving credit facility. In addition, the Convertible Notes are effectively junior to any existing and future indebtedness and other liabilities, including trade payables, of our subsidiaries.
     In connection with the sale of the Convertible Notes, we entered into a registration rights agreement with the initial purchasers of the Convertible Notes. Under the registration rights agreement, we have agreed to use our reasonable best efforts to file with the Securities and Exchange Commission within 90 days of the date thereof a shelf registration statement with respect to the resale of the Convertible Notes and the shares of our common stock, if any, issuable upon conversion of the Convertible Notes, and to have the shelf registration statement declared effective within 180 days after the original issuance of the Convertible Notes. If we fail to comply with certain of our obligations under the registration rights agreement, we will be required to pay additional interest on the

Convertible Notes of 0.25% during the first 90 days following such registration default, and 0.50% from and after the 91st day following such registration default.
     10% Senior Secured Guaranteed Notes due December 2008
     At December 31, 2006, we had an outstanding principal balance of $100.0 million under our 10% Senior Secured Guaranteed Notes due December 2008 (“10% Senior Notes”). In January 2007, we made a voluntary redemption of $25.0 million in principal amount of the 10% Senior Notes, which reduced the outstanding principal balance to $75.0 million at March 31, 2007. In connection with this redemption, we paid the note holders a redemption premium of 2.5% of the redeemed principal amount, or $0.6 million.
     In connection with the closing of the sale of the Convertible Notes on March 26, 2007, we announced that we would use a portion of the proceeds from the financing to redeem the remaining balance of the 10% Senior Notes. We completed the redemption on April 24, 2007 by paying the note holders the aggregate amount of $79.3 million, which included the outstanding principal plus a redemption premium of 2.5% ($1.9 million), and interest accrued to the date of payment. The financial impact of the April 2007 redemption will be reflected in our consolidated financial statements in the second quarter of 2007.
     Revolving Credit Facility
     As of March 31, 2007, we had no borrowings outstanding under our revolving credit facility (“Revolver”), which provides for revolving loans up to $30.0 million, subject to borrowing base limitations based on the level of accounts receivable, inventory and reserves, and as reduced by outstanding letters of credit. On March 31, 2007, the borrowing availability under the Revolver was $20.7 million, net of outstanding letters of credit at such date of $9.3 million. The Revolver matures on December 31, 2007. Prior to the maturity date, we intend to either negotiate an extension with the lender or replace the Revolver with a new facility. We may terminate the Revolver early by paying a prepayment premium of $0.3 million. Any borrowings under the Revolver accrue interest determined on the basis of either the prime rate plus a margin, or LIBOR plus a margin. The rates at which interest accrued on March 31, 2007 and December 31, 2006 were 8.75% for each period. We incur a fee on the unused amount of the facility at a rate of 0.375% per year. Because the Revolver requires a lock-box arrangement and contains a clause that allows the lender to refuse to fund further advances in the event of a material adverse change in our business, we must classify the Revolver as current debt. Any obligations under the Revolver are secured by liens on our accounts receivable and inventory.
     The Revolver requires us to maintain Liquidity (as defined) of at least $5.0 million. At March 31, 2007, our Liquidity was $226.8 million, consisting of (i) cash of $206.1 million, and (ii) borrowing availability of $20.7 million, net of $9.3 million in outstanding letters of credit. The Revolver also provides that, as a condition of borrowings, there shall not have occurred any material adverse change in our business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise). We were in compliance with each of the covenants in the Revolver at March 31, 2007.
     One of the covenants in the Revolver requires us to generate at least $21.55 million of net earnings before extraordinary gains, the effects of derivative instruments excluding derivative expenses paid by us, interest expense, income taxes, depreciation and amortization (referred to as “Lender-Defined EBITDA”) for each twelve-month period ending at the end of each calendar quarter. Our Lender-Defined EBITDA for the twelve months ended March 31, 2007 was $122.5 million.
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

     The calculation of Lender-Defined EBITDA for the twelve months ended March 31, 2007, and for each of the quarters in that period is as follows (dollar amounts in thousands). During the periods presented, there were no derivative items or impairment charges.

	Three	Three	Three	Three	Twelve
	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended
	June 30,	September 30,	December 31,	March 31,	March 31,
	2006	2006 (1)	2006 (2)	2007	2007 (1)(2)
Net income	$15,414	$31,515	$4,266	$7,245	$58,440
Income tax expense	2,125	14,582	8,095	5,030	29,832

Income before income taxes	17,539	46,097	12,361	12,275	88,272
Depreciation and amortization	5,968	6,051	6,286	6,131	24,436
Interest expense	2,555	2,623	2,498	2,082	9,758

Lender-Defined EBITDA	$26,062	$54,771	$21,145	$20,488	$122,466

(1)	Includes gains of approximately $1.6 million and $22.5 million from the sales of land in Pittsburg, California completed in July 2006 and in Henderson, Nevada completed in September 2006, respectively.

(2)	Includes the gain of approximately $2.2 million from the sale of land in Henderson, Nevada completed in December 2006.
     The Revolver also contain covenants limiting or prohibiting our ability to, among other things, incur additional indebtedness, prepay or modify debt instruments, grant additional liens, guarantee any obligations, sell assets, engage in another type of business or suspend or terminate a substantial portion of business, declare or pay dividends, make investments, make capital expenditures in excess of certain amounts, or make use of the proceeds of borrowings for purposes other than those specified in the agreements. The agreement also includes customary events of default, including one for a change of control. Borrowings under the Revolver will generally be available subject to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default. We were in compliance with each of the covenants under the Revolver at March 31, 2007.
     If the required Lender-Defined EBITDA level under the Revolver is not met and the lender does not waive our failure to comply with the requirement, we would be in default under the terms of the Revolver. Moreover, if conditions constituting a material adverse change occur, the lender can refuse to make further advances. In addition, a default under the Revolver would allow the lender to accelerate the outstanding indebtedness under the Revolver.
     The cash that we generate from our operations may not be sufficient to repay the Convertible Notes when they are due. In such event, it would be necessary to refinance the indebtedness, issue new equity or sell assets. The terms of any necessary new borrowings would be determined by then-current market conditions and other factors, and could impose significant additional burdens on our financial condition and operating flexibility, and the issuance of new equity securities could dilute the interest of our existing stockholders. We cannot provide any assurance that we would be able to refinance any of our indebtedness, raise equity on commercially reasonable terms or at all, or sell assets, which failure could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, combined with our inability to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.
     Future Payment Commitments
     For the remainder of 2007, we expect to have cash requirements, in addition to operating and administrative expenses of approximately $83.5 million, consisting of the following: (i) interest payments of $2.5 million, (ii) capital expenditures of up to $79.0 million, including up to approximately $45.0 million for the St. Gabriel plant expansion project, approximately $20.0 million for potential downstream investment projects and approximately $14.0 million for normal recurring capital expenditures for our existing plants, (iii) environmental remediation spending of approximately $1.7 million, (iv) severance payments of approximately $0.1 million, and (v) contractual debt repayments of $0.2 million. The timing of these payments is uncertain, especially for the capital expenditures for large projects such as the St. Gabriel expansion, so that some portion of the expenditures may occur in 2008. Further, these amounts are our current estimates and they could materially change based on various factors or unanticipated circumstances. We expect to fund these obligations from internally generated cash flows from operations, including changes in working capital, the Convertible Notes financing, and available borrowings under our Revolver.

     Retirement Plan Liabilities
     Defined benefit and post-retirement plan liabilities totaled $19.0 million and $20.7 at March 31, 2007 and December 31, 2006, respectively. Our contributions to these plans were $2.0 million during the quarter ended March 31, 2007, and are expected to be $5.2 million for the remainder of 2007.
     Taxes
     Tax Liability Upon Payment of 10% Senior Notes. Our 10% Senior Notes, while denominated in U.S. dollars, were issued by our Canadian subsidiary. As a result, the voluntary redemption of the remaining $75.0 million of principal of the Senior Notes in the second quarter of 2007 will create a tax liability due to changes in the exchange rate. For Canadian tax purposes, a foreign exchange gain or loss is determined based on the difference between the exchange rate prevailing when the debt repayment is made and the exchange rate of 1.59 when the 10% Senior Notes were originally issued on December 31, 2001. We estimate that the redemption of $75.0 million of the 10% Senior Notes on April 24, 2007, when the exchange rate was 1.13, will result in a foreign exchange gain (treated as a capital gain for Canadian tax purposes) of approximately $30.0 million, which will result in a tax liability of approximately $5.7 million.
     Adoption of FIN 48. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109. FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on the reversal of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. The adoption of FIN 48 as of January 1, 2007 resulted in a $0.4 million decrease in beginning retained earnings and a corresponding increase to our tax liabilities. As of March 31, 2007, we had $1.4 million of total gross unrecognized benefits, including liabilities for interest and penalties of $0.2 million and $0.3 million, respectively.
     The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is currently under audit by the Canada Revenue Agency for its 2002 through 2004 tax years with an anticipated closing date in 2007. Accrued interest and penalties on tax positions are recorded as a component of income tax expense, but were not significant at March 31, 2007.
     Net Operating Loss Carryforward. At December 31, 2006, we had a U.S. net operating loss carry-forward (“NOL”) of $7.1 million (representing $2.6 million of deferred tax assets) that will expire in varying amounts from 2007 to 2020, if not utilized. Such NOL was generated prior to our emergence from bankruptcy on December 31, 2001, and our ability to use it to offset future taxable income is limited to $0.5 million per year.
     Net Cash Flows
     Net Cash Flows from Operating Activities. During the first three months of 2007, net cash flows provided by operating activities were $4.7 million, $15.0 million less than during the same period in 2006. The decrease in net operating cash flows for the first quarter of 2007 reflected lower sales due to a decrease in ECU prices from the prior period in 2006. Changes in operating assets and liabilities unfavorably impacted net cash flows from operating activities by $10.3 million for the three months ended March 31, 2007, compared to $5.0 million in the same period in 2006. Changes in accounts receivable were mainly responsible for the net change in operating assets and liabilities for the 2007 period compared to the 2006 period.
     Net Cash Flows Used in Investing Activities. Cash used in investing activities was related primarily to capital expenditures of $3.4 million during the first three months of 2007, compared to $3.4 million in the same period in 2006.
     Net Cash Flows From (Used in) Financing Activities. Net cash flows from financing activities during the first three months of 2007 were $89.6 million compared to net cash used of $53.4 million during the same period of 2006. The 2007 period primarily included proceeds of $120.0 million from the issuance of the 2.75% Convertible Notes in March 2007, offset by offering costs of $4.0 million paid in March 2007 related to the issuance of the Convertible Notes notes, the voluntary redemption of $25.0 million of the 10% Senior Notes in January 2007 and the premium payment of $0.6 million related to early redemption of the 10% Senior Notes. For the 2006 period, net cash flows used in financing activities were mainly comprised of the voluntary redemption of $50.0 million of the 10% Senior Notes in January 2006 and the premium payment of $2.5 million related to this early redemption.
Off Balance Sheet Arrangements
     As of March 31, 2007, we had no off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates
     Our Annual Report on Form 10-K/A for the year ended December 31, 2006 includes a discussion of the critical accounting policies and estimates that we use in the preparation of our financial statements. There were no significant changes in our critical accounting policies and estimates during the quarter ended March 31, 2007.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2007, Compared to Three Months Ended March 31, 2006
     Revenues. Our revenues for the three months ended March 31, 2007 and 2006 were derived as follows (dollars in thousands, except ECU netback):

	Three Months Ended
	March 31,
	2007	2006
Chlorine and caustic soda	$92,435	$103,614
Other products	30,006	31,258

	$122,441	$134,872

Average ECU netback*	$522	$616

*	The average ECU netback relates only to sales of chlorine and caustic soda, and not to sales of other products.
     Revenues decreased by $12.4 million, or approximately 9%, to $122.4 million for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. The decrease in revenues was primarily attributable to lower average ECU netback prices in the 2007 period. The average ECU netback price, which relates only to sales of chlorine and caustic soda and is net of the cost of transporting our products to our customers, was $522 for the three months ended March 31, 2007, a decrease of 15% from the average netback of $616 during the three months ended March 31, 2006. Sales of chlorine and caustic soda decreased by $11.2 million, with a decrease of $13.1 million from lower prices, offset by an increase of $1.9 million mainly resulting from higher caustic soda volumes. Revenues during the first quarter of 2007 were also impacted by $1.9 million of lower sales of bleach and hydrochloric acid due to lower volumes and prices, which were offset by an increase of $0.7 million from sales of our other products.
     Cost of Sales. Cost of sales decreased by $0.6 million, or less than 1% to $99.1 million for the three months ended March 31, 2007 as compared to the same period in 2006. In the 2007 period, our cost of sales included a decrease in variable product costs of $4.9 million, an increase in fixed costs of $2.0 million, and higher transportation costs of $2.3 million as compared to the same period in 2006.
     For the three months ended March 31, 2007, we produced approximately 166,426 ECUs, and we used approximately 24% of the chlorine and 8% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. During the first quarter of 2007, we purchased for resale 7,558 tons of caustic soda. For the three months ended March 31, 2006, we produced approximately 165,359 ECUs, and we used approximately 26% of the chlorine and 9% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. During the first quarter of 2006, we purchased for resale 10,079 tons of caustic soda.
     The decrease in variable product costs of $4.9 million was due primarily to lower production costs of $4.9 million from decreased electricity and steam prices, which was partially offset by higher salt costs. The decrease was also due to lower purchase for resale costs for our products of $1.3 million.
     The increase in fixed costs of $2.0 million primarily included higher costs of $2.0 million due to the timing of plant maintenance projects, other maintenance costs of $1.0 million, and higher employee related costs of $0.6 million. These increases were offset in part by lower utilities costs of $1.4 million, primarily at our Becancour, Quebec and Henderson, Nevada plants. We incurred lower steam costs at our Becancour plant during the first quarter of 2007 due to a long-term contract signed in the third quarter of 2006 to purchase steam from a nearby cogeneration facility at a rate significantly lower than the cost incurred to produce steam internally. Our Henderson, Nevada plant also experienced lower utilities costs in the first quarter of 2007.
     The increase in transportation costs of $2.3 million includes higher freight costs due to increased rates, increases for rail car rentals and the costs of our trucking operations conducted by our subsidiary, Pioneer Transportation.

     Some other companies may include as a component of selling, general and administrative expenses certain costs that we recognize as cost of sales. As a result, our gross profits may not be comparable to that reported by such other companies.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.2 million, or approximately 15% to $9.3 million for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. A material portion of the increase resulted from the change in the bad debt allowance of $0.7 million between the first quarter of 2007 and the first quarter of 2006. For the first quarter of 2007, the bad debt allowance had increased slightly by $0.1 million, but in the same quarter of 2006, the bad debt allowance had decreased by $0.6 million due to improvements in the financial condition of certain customers. The remaining increase of $0.5 million pertained to other miscellaneous costs. Some other companies may include as a component of selling, general and administrative expenses certain costs that we recognize as costs of sales. As a result, our gross profit may not be comparable to that reported by other companies.
     Gain on Asset Dispositions and Other, Net. Gain on asset dispositions and other, net represented a gain of $49,000 for the three months ended March 31, 2007, compared to a gain of $0.3 million in the same period in 2006. The 2007 and 2006 periods each primarily included a gain of $0.2 million from the satisfaction of certain purchase price contingencies related to the 2005 chlorine supply agreement entered into in connection with the disposition of our Cornwall chlorinated paraffin operations in mid 2005.
     Interest Expense. Interest expense was $2.1 million for the three months ended March 31, 2007 compared to $2.7 million for the same period in 2006. The decrease in interest expense of $0.6 million was due to a lower debt balance during the 2007 period resulting from the voluntary redemption of $25.0 million of principal balance of 10% Senior Notes in January 2007.
     Interest Income. Interest income was $1.3 million for the three months ended March 31, 2007 compared to $0.3 million for the same period in 2006. The increase in interest income of $1.0 million resulted from a higher average cash balance during the 2007 period.
     Other Expense, Net. Other expense, net of $1.1 million in the first quarter of 2007 included a loss on debt extinguishment of $0.6 million related to the early debt extinguishment on the voluntary redemption of $25.0 million in principal amount of the 10% Senior Notes in January 2007. Also included was a currency exchange loss of $0.5 million, which resulted from an increase in the rate at which Canadian dollar denominated amounts were converted into U.S. dollar balances (from $1.1654 at December 31, 2006, to $1.1546 at March 31, 2007). The 2006 first quarter period included a currency exchange gain of $0.2 million in addition to a loss on debt extinguishment of $2.5 million related to the redemption premium payment for early debt extinguishment on the voluntary redemption of $50.0 million in principal amount of the 10% Senior Notes in January 2006.
     Income Tax Expense. We had income tax expense of $5.0 million for the quarter ended March 31, 2007, compared to $6.7 million in the first quarter of 2006. Income from our Canadian operations and U.S. operations gave rise to $3.1 million and $1.9 million, respectively, of tax expense in the latest period. The three months ended March 31, 2006 included tax expense of $6.3 million and $0.4 million, respectively, for our Canadian and U.S. operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The nature of our market risk disclosures set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2006, changed during the three months ended March 31, 2007. As of December 31, 2006, we had $100.0 million of outstanding debt represented by our 10% Senior Notes, which mature in December 2008 and have a fixed interest rate of 10%. During the first quarter of 2007, we redeemed $25.0 million of our 10% Senior Notes and issued $120.0 million of Convertible Notes with a fixed interest rate of 2.75%. In April 2007, we redeemed the remaining $75.0 million of principal balance of the 10% Senior Notes. After such redemption, we have $120.0 million of long-term debt represented by the Convertible Notes, which have a fixed interest rate of 2.75%. See Note 3 to our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the three months ended March 31, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time and currently, Pioneer is involved in litigation relating to claims arising out of our operations in the normal course of our business. Pioneer maintains insurance coverage against potential claims in amounts that it believes to be adequate. Set forth below are descriptions of certain of those matters.
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
     In October 2005, Pioneer was named as a defendant in Claude Frazier, et al. v. Pioneer Americas, LLC and State of Louisiana through the Department of Environmental Quality, which was filed as a proposed class action in state court in Louisiana. The 18 named plaintiffs claim that they and a proposed class of approximately 500 people who live near the St. Gabriel facility were exposed to mercury released from the facility for a two and one-half month period as a result of the 2004 mercury vapor emissions release described above. The plaintiffs request compensatory damages for numerous medical conditions that are alleged to have occurred or are likely to occur as a result of the alleged mercury exposure. This lawsuit was removed to the United States District Court in the Middle District of Louisiana. The plaintiffs appealed this removal, but the Fifth Circuit Court of Appeals denied the appeal and the lawsuit will proceed in the United States District Court. This lawsuit is in the preliminary stages, the plaintiffs’ claimed damages have not been quantified and the outcome of this matter cannot be predicted. Pioneer believes, however, that it has good defenses and intends to vigorously defend against the claims asserted in this lawsuit.
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
ITEM 1A. RISK FACTORS
     Set forth below are additions to the risk factors previously disclosed by Pioneer in Item 1A of its Annual Report on Form 10-K/A for the year ended December 31, 2006.
The Convertible Notes contain repurchase rights and a related make-whole premium that are triggered by a change of control and could make an acquisition of the Company more expensive for a potential acquiror.
     Upon a change of control and certain other corporate events specified in the indenture governing the Convertible Notes, we would be required to repurchase the Convertible Notes. In addition, upon such event, the conversion rate for the Convertible Notes may be increased by a make-whole premium that would make an acquisition of the Company more expensive for a potential acquiror. The amount of additional shares is determined based on the price paid per share of our common stock in the change of control transaction. This may have the effect of deterring a takeover of the Company that would otherwise be beneficial to stockholders.
Conversion of our Convertible Notes may dilute the ownership interest of existing stockholders and hedging activities may depress the trading price of our common stock.
     Upon conversion of our Convertible Notes, we will deliver cash equal to the lesser of the aggregate principal amount of the Convertible Notes to be converted and their conversion value, and common stock or cash in respect of the excess, if any, of the conversion value over the principal amount. If we issue common stock upon conversion of the Convertible Notes, the conversion of some or all of the Convertible Notes will dilute the ownership interests of existing stockholders.
     In addition, the price of our common stock could also be affected by possible sales of our common stock by investors who view our outstanding Convertible Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity involving both our outstanding Convertible Notes and our common stock. This hedging or arbitrage could, in turn, affect the trading price of our outstanding Convertible Notes and of our common stock.
ITEM 5. OTHER INFORMATION
     Forward-Looking Statements. We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords. Many of these risks are described in more detail in our Annual Report on Form 10-K/A for the year ended December 31, 2006, in Item 1A. “Risk Factors” which is hereby incorporated by reference. Material changes to such risk factors are described in Item 1A. Risk Factors of this report on Form 10-Q.
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
•	general economic, business and market conditions, including economic instability or a downturn in the markets served by us;

•	the cyclical nature of our product markets and operating results;

•	competitive pressures affecting selling prices and volumes;

•	the supply/demand balance for our products, including the impact of excess industry capacity or the construction of new industry capacity;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of production hazards or an interruption in the supply of electricity, salt or other raw materials;

•	failure to comply with financial covenants contained in our debt instruments;

•	inability to make scheduled payments on or refinance our indebtedness;

•	loss of key customers or suppliers;

•	increased prices for raw materials, including electricity;

•	disruption of transportation or higher than expected transportation or logistics costs;

•	the occurrence of accidents in the manufacturing, handling, storage or transportation of chlorine, including chemical spills or releases at our facilities or railcar accidents that result in a chlorine release;

•	environmental costs and other expenditures in excess of those projected;

•	increased costs for litigation and other claims;

•	changes in laws and regulations inside or outside the United States;

•	uncertainty with respect to interest rates and fluctuations in currency exchange rates;

•	the occurrence of extraordinary events, such as Hurricanes Katrina and Rita, the attacks on the World Trade Center and the Pentagon that occurred on September 11, 2001, or the war in Iraq;

•	increases in costs or delays in the completion of the St. Gabriel project, and

•	our Convertible Notes could make an acquisition of the Company more expensive for a potential acquiror or could cause the dilution of the ownership interest of existing stockholders.
     We believe the items we have outlined above, as well as others, are important factors that could cause our actual results to differ materially from those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed most of these factors in more detail in this report in Item 1A. “Risk Factors” above in this report on Form 10-Q, and in Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2006. These factors are not necessarily all of the important factors that could affect us. Unpredictable or unknown factors that we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our security holders that they should (i) be aware that important factors we do not refer to above could affect the accuracy of our forward-looking statements and (ii) use caution and common sense when considering our forward-looking statements.

ITEM 6. EXHIBITS

4.1	Indenture dated as of March 26, 2007 for 2.75% Convertible Senior Subordinated Notes due 2027 between Pioneer Companies, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Pioneer’s Current Report on Form 8-K filed on March 28, 2007, File No. 1-09859)

4.2	Registration Rights Agreement dated as of March 26, 2007 for 2.75% Convertible Senior Subordinated Notes due 2027 between Pioneer Companies, Inc., as issuer, and CIBC World Markets Corp. and CRT Capital Group LLC, as initial purchasers (incorporated by reference to Exhibit 4.2 to Pioneer’s Current Report on Form 8-K filed on March 28, 2007, File No. 1-09859)

4.3	Ninth Amendment to Loan and Security Agreement dated as of March 19, 2007, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC.

4.4	Tenth Amendment to Loan and Security Agreement dated April 23, 2007, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC.

10.1	Purchase Agreement dated March 20, 2007 for 2.75% Convertible Senior Subordinated Notes due 2027 between Pioneer Companies, Inc. and CIBC World Markets Corp. (incorporated by reference to Exhibit 10.1 to Pioneer’s Current Report on Form 8-K filed on March 22, 2007, File No. 1-09859)

31.1	Certification of Michael Y. McGovern required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Gary L. Pittman required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Michael Y. McGovern required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Gary L. Pittman required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

99.1†	Items incorporated by reference from the Pioneer Companies, Inc. Form 10-K/A for the year ended December 31, 2006: Item 1A. Risk Factors.

†	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER COMPANIES, INC.
Date: May 9, 2007	By:	/s/ Gary L. Pittman
Gary L. Pittman
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

4.1	Indenture dated as of March 26, 2007 for 2.75% Convertible Senior Subordinated Notes due 2027 between Pioneer Companies, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Pioneer’s Current Report on Form 8-K filed on March 28, 2007, File No. 1-09859)

4.2	Registration Rights Agreement dated as of March 26, 2007 for 2.75% Convertible Senior Subordinated Notes due 2027 between Pioneer Companies, Inc., as issuer, and CIBC World Markets Corp. and CRT Capital Group LLC, as initial purchasers (incorporated by reference to Exhibit 4.2 to Pioneer’s Current Report on Form 8-K filed on March 28, 2007, File No. 1-09859)

4.3	Ninth Amendment to Loan and Security Agreement dated as of March 19, 2007, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC.

4.4	Tenth Amendment to Loan and Security Agreement date April 23, 2007, , between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC.

10.1	Purchase Agreement dated March 20, 2007 for 2.75% Convertible Senior Subordinated Notes due 2027 between Pioneer Companies, Inc. and CIBC World Markets Corp. (incorporated by reference to Exhibit 10.1 to Pioneer’s Current Report on Form 8-K filed on March 22, 2007, File No. 1-09859)

31.1	Certification of Michael Y. McGovern required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Gary L. Pittman required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Michael Y. McGovern required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Gary L. Pittman required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

99.1†	Items incorporated by reference from the Pioneer Companies, Inc. Form 10-K/A for the year ended December 31, 2006: Item 1A. Risk Factors.

†	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.