Form 10-Q
period 2007-06-30
PIONEER COMPANIES INC
filed 2007-08-09
CIK 830141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     On August 1, 2007, registrant had 11,840,934 outstanding shares of common stock.

     Certain statements in this Form 10-Q regarding future expectations of Pioneer’s business and Pioneer’s results of operations, financial condition and liquidity may be regarded as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements relate to matters that are not historical facts. Such statements involve risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A “Risk Factors” of Pioneer’s Annual Report on Form 10-K/A for the year ended December 31, 2006, as updated in Item 1A “Risk Factors” of this Report on Form 10-Q. See also Item 5 “Other Information” of Part II of this Report on Form 10-Q for a discussion of forward-looking statements. Actual outcomes may vary materially.
 i

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
PIONEER COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$126,495	$115,216
Accounts receivable, net of allowance for doubtful accounts of $2,181 at June 30, 2007, and $2,235 at December 31, 2006	60,334	52,028
Inventories, net	21,666	21,023
Prepaid expenses and other current assets	19,868	15,858

Total current assets	228,363	204,125
Property, plant and equipment:
Land	5,758	5,758
Buildings and improvements	30,418	30,431
Machinery and equipment	234,196	229,059
Construction in progress	9,162	2,350

	279,534	267,598
Less: accumulated depreciation	(127,478)	(114,814)

Property, plant and equipment, net	152,056	152,784
Other assets, net	5,013	1,850
Excess reorganization value over the fair value of identifiable assets	84,064	84,064

Total assets	$469,496	$442,823

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,088	$16,969
Accrued liabilities	34,870	42,625
Short-term debt, including current portion of long-term debt	—	978

Total current liabilities	51,958	60,572
Long-term debt, less current portion	121,760	101,761
Accrued pension and other employee benefits	18,703	20,729
Other long-term liabilities	79,795	74,941
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 11,841 and 11,803 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	118	118
Additional paid-in capital	43,850	43,704
Accumulated other comprehensive loss	(7,586)	(7,997)
Retained earnings	160,898	148,995

Total stockholders’ equity	197,280	184,820

Total liabilities and stockholders’ equity	$469,496	$442,823

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$130,278	$132,533	$252,719	$267,405
Cost of sales	(107,414)	(102,025)	(206,465)	(201,663)

Gross profit	22,864	30,508	46,254	65,742

Selling, general and administrative expenses	(9,658)	(8,916)	(18,941)	(16,995)
Gain (loss) on asset dispositions and other, net	(638)	95	(589)	407

Operating income	12,568	21,687	26,724	49,154

Interest expense	(1,373)	(2,555)	(3,455)	(5,284)
Interest income	2,239	482	3,564	745
Other expense, net	(5,706)	(2,075)	(6,830)	(4,365)

Income before income taxes	7,728	17,539	20,003	40,250
Income tax expense	(2,703)	(2,125)	(7,733)	(8,786)

Net income	$5,025	$15,414	$12,270	$31,464

Net income per share:
Basic	$0.42	$1.31	$1.04	$2.67
Diluted	$0.42	$1.30	$1.03	$2.65
Weighted average number of shares outstanding:
Basic	11,842	11,770	11,805	11,765
Diluted	11,925	11,856	11,904	11,853
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2007	2006
Operating activities:
Net income	$12,270	$31,464
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	12,505	11,998
Reduction of allowance for doubtful accounts	(55)	(858)
Deferred tax expense	644	3,144
Gain on disposal of assets	(111)	(477)
Currency exchange loss	4,329	2,110
Loss on early debt extinguishment	2,500	2,500
Stock-based compensation expense	266	674
Accretion of asset retirement obligations	467	152
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(7,240)	7,183
(Increase) decrease in inventories, prepaid expenses and other current assets	(3,667)	2,632
Decrease in other assets	271	—
Decrease in accounts payable and accrued liabilities	(7,956)	(11,864)
Decrease in other long-term liabilities	(4,188)	(3,204)
Other	(99)	—

Net cash flows from operating activities	9,936	45,454

Investing activities:
Capital expenditures	(11,722)	(4,734)
Proceeds from disposal of assets	444	331

Net cash flows used in investing activities	(11,278)	(4,403)

Financing activities:
Excess tax benefits on stock options exercised	—	53
Payment of premium on early debt extinguishment	(2,500)	(2,500)
Proceeds from issuance of convertible notes	120,000	—
Debt issuance costs	(3,993)	—
Repayments of long-term debt	(100,978)	(51,452)
Proceeds from issuance of stock, net	—	219

Net cash flows from (used in) financing activities	12,529	(53,680)

Effect of exchange rate changes on cash	92	(22)

Net change in cash and cash equivalents	11,279	(12,651)
Cash and cash equivalents at beginning of period	115,216	62,790

Cash and cash equivalents at end of period	$126,495	$50,139

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Pending Merger Agreement
     On May 20, 2007, Pioneer Companies, Inc. (the “Company” or “PCI”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Olin Corporation (“Olin”) and Princeton Merger Corp., a wholly owned subsidiary of Olin (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Olin. Under the terms of the Merger Agreement, at the effective time and as a result of the merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the merger, other than shares as to which dissenters’ rights are properly asserted under Delaware law and shares owned by the Company, Olin or Merger Sub, will be converted into the right to receive a cash amount of $35.00, without interest.
     Consummation of the merger is subject to customary closing conditions, including (i) receipt of the affirmative vote of the holders of a majority of the outstanding shares of the Company’s common stock, and (ii) the absence of certain legal impediments to the consummation of the merger. On July 16, 2007, Pioneer announced that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to the merger had expired. A special meeting of the Company’s stockholders to approve the Merger Agreement has been set for August 28, 2007. If the Company’s stockholders approve the merger, and all other conditions to closing are satisfied or waived, the merger is expected to close on or about August 31, 2007.
     On June 4, 2007, Pioneer and its board of directors were named in a shareholder derivative lawsuit alleging breaches of fiduciary duties and other violations of law arising from the proposed merger. The lawsuit seeks, among other things, to enjoin the merger. An unfavorable outcome in this lawsuit could prevent or delay the merger. Pioneer believes the lawsuit is without merit and intends to defend it vigorously. See Note 13.
2.	Organization and Basis of Presentation
     The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries (collectively, “Pioneer”). All significant intercompany balances and transactions have been eliminated in consolidation.
     Pioneer operates in one industry segment, production and sales of chlor-alkali and related products. The products consist of chlorine and caustic soda along with related products, primarily bleach and hydrochloric acid. The segment consists of Pioneer’s two operating subsidiaries: PCI Chemicals Canada Company (“PCI Canada”) and Pioneer Americas LLC (“Pioneer Americas”).
     The consolidated balance sheet and the consolidated statements of operations and cash flows for the periods presented are unaudited and reflect all adjustments, which consist only of normal recurring items that management considers necessary for a fair presentation. Operating results for the first six months of 2007 are not necessarily indicative of results to be expected for the year ending December 31, 2007. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts as well as certain disclosures. Pioneer’s financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.
     In January 2007, Pioneer announced that it would be expanding its St. Gabriel, Louisiana chlor-alkali plant to increase the current annual production capacity by approximately 25% and converting the plant to membrane cell technology from the existing mercury cell technology. As a result, Pioneer revised the estimated service life of certain depreciable assets at the St. Gabriel plant, reflecting an accelerated expected asset retirement date for these assets as of year end 2008. The change in estimated service life has been accounted for as a change in accounting estimate. The effect of this change for the three months ended June 30, 2007 was an increase in depreciation expense by $0.9 million, which decreased operating income by $0.9 million and net income by $0.5 million, or $0.05 per share for both basic and diluted net income per share. The effect of this change for the six months ended June 30, 2007 was an increase in depreciation expense by $1.8 million, which decreased operating income by $1.8 million and net income by $1.1 million, or $0.09 per share for both basic and diluted net income per share.
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
3.	Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Pioneer is currently evaluating the impact that the implementation of SFAS 159 will have on its consolidated financial statements.
     In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on the reversal of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. Pioneer’s adoption of FIN 48 as of January 1, 2007 did not have a material impact on Pioneer’s consolidated financial statements. See Note 14.
4.	Debt
     Debt consisted of the following:

	June 30,	December 31,
	2007	2006
Senior Subordinated Debt:
2.75% Convertible Senior Subordinated Notes due 2027	$120,000	$—
Senior Secured Debt:
10% Senior Secured Guaranteed Notes due December 2008	—	100,000
Revolving credit facility, variable interest rates based on U.S. prime rate plus a margin ranging from 0.5% to 1.25% or LIBOR (1) plus a margin ranging from 2.50% to 3.25%, expiring December 31, 2007, as amended	—	—
Other debt:
Unsecured, non-interest-bearing, long-term debt, denominated in Canadian dollars, original face value of $5.5 million with an effective interest rate of 8.25%	—	428
Other notes, maturing in various years through 2014, with various installments, at various interest rates	1,760	2,311

Total	121,760	102,739
Short-term debt, including current portion of long-term debt	—	(978)

Long-term debt, less current portion	$121,760	$101,761

(1)	The three month London inter-bank offered rate (“LIBOR”) for the periods ended June 30, 2007 and December 31, 2006, was 5.36% for both periods.
     2.75% Convertible Senior Subordinated Notes due 2027
     On March 26, 2007, the Company issued $120.0 million aggregate principal amount of its 2.75% Convertible Senior Subordinated Notes due 2027 (the “Convertible Notes”). The Company received net proceeds of approximately $115.7 million after deducting commissions and offering expenses of approximately $4.3 million, which were capitalized as debt issuance costs and are being amortized through March 2014. The Convertible Notes bear interest at the rate of 2.75% per year, which is payable on March 1 and September 1 of each year, beginning on September 1, 2007.
     Prior to January 1, 2014, the Convertible Notes are convertible only upon the following circumstances: (i) during the five business days after any five consecutive trading-day period in which the trading price per $1,000 principal amount of the Convertible

Notes for each day of such measurement period was less than 98% of the conversion value (which equals the product of the closing sale price of the Company’s common stock on such date and the conversion rate then in effect); (ii) during any fiscal quarter after the fiscal quarter ending June 30, 2007, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the applicable conversion price in effect on the last trading day of the immediately preceding fiscal quarter; (iii) if the Company calls the Convertible Notes for redemption; (iv) if a fundamental change occurs (a “fundamental change” will be deemed to have occurred upon a change of control or liquidation of the Company, each as described in the indenture governing the Convertible Notes); or (v) during specified periods if the Company makes specific significant distributions to holders of the Company’s common stock, or specified corporate transactions occur, in each case as set forth in the indenture governing the Convertible Notes. After January 1, 2014, and prior to maturity, the Convertible Notes will be convertible at any time regardless of the circumstances described above.
     Upon conversion, the holders will receive (i) cash up to the principal amount of the Convertible Notes and, (ii) with respect to any excess conversion value, at the Company’s option, cash, shares of the Company common stock or a combination of cash and the Company common stock. The initial conversion rate is 28.3222 shares of the Company common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $35.31 per share.
     The Convertible Notes will mature on March 1, 2027, unless earlier redeemed, repurchased or converted. The Company may redeem some or all of the Convertible Notes for cash, on or after March 6, 2014, for a price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest, if any. The Convertible Notes also contain put options, which may require the Company to repurchase in cash all or a portion of the Convertible Notes on March 1, 2014, March 1, 2017, and March 1, 2022 at a repurchase price equal to 100% of the principal amount plus accrued and unpaid interest, including contingent interest, if any.
     Beginning with the six-month interest period commencing March 1, 2014, the Company will pay contingent interest during any six-month interest period if the trading price of the Convertible Notes for each of the five trading-days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the Convertible Notes. The contingent interest payable will equal 0.30% of the average trading price of $1,000 principal amount of the Convertible Notes during the five trading days immediately preceding the first day of the applicable six-month interest period. This contingent interest payment feature represents an embedded derivative, however, based on the de minimis value associated with this feature, no value has been assigned at issuance or at June 30, 2007.
     On or prior to March 1, 2014, upon the occurrence of a fundamental change, under certain circumstances, the Company will provide for a make-whole amount by increasing, for a specified time period, the conversion rate by a number of additional shares for any conversion of the Convertible Notes in connection with such fundamental change transaction. The amount of additional shares will be determined based on the price paid per share of the Company’s common stock in the transaction constituting a fundamental change and the effective date of such transaction. If consummated, the merger with Olin will constitute a “fundamental change” under the indenture. As a result, upon the effectiveness of the merger, the holders of the Convertible Notes will be entitled to an increase in the conversion rate of the Convertible Notes, provided that the Convertible Notes are presented for conversion within the time periods specified in the indenture. The increase in the conversion rate is expected to result in a potential additional payment to converting holders of up to approximately $26 million if all of the Convertible Notes are tendered for conversion during the specified time periods in the indenture.
     The Convertible Notes are Pioneer’s direct, unsecured, subordinated obligations, and are subordinate in right of payment to all of the Company’s existing and future senior indebtedness, including its revolving credit facility. In addition, the Convertible Notes are effectively junior to any existing and future indebtedness and other liabilities, including trade payables, of Pioneer’s subsidiaries.
     10% Senior Secured Guaranteed Notes due 2008
     At December 31, 2006, Pioneer had an outstanding principal balance of $100.0 million under its 10% Senior Secured Guaranteed Notes due December 2008 (“10% Senior Notes”). Pioneer made a voluntary redemption of $25.0 million in principal amount of the 10% Senior Notes in January 2007. In April 2007, Pioneer redeemed the remaining $75.0 million of principal balance of the 10% Senior Notes. In connection with both of these redemptions, Pioneer paid the note holders a total redemption premium of 2.5% of the redeemed principal amount, or $2.5 million.
     Revolving Credit Facility
     In June 2007, Pioneer amended its revolving credit facility (“Revolver”) to increase the revolving loan and the letter of credit amounts from $30.0 million to $33.0 million. This amendment was effected to allow Pioneer to provide additional letters of credit needed for the expansion of St. Gabriel plant. As of June 30, 2007, Pioneer had no borrowings outstanding under its Revolver , which provides for revolving loans and letters of credit up to $33.0 million, subject to borrowing base limitations based on the level of accounts receivable, inventory and reserves, and as reduced by outstanding letters of credit. On June 30, 2007, the borrowing availability under the Revolver was $1.2 million, net of outstanding letters of credit at such date of $31.8 million. The Revolver matures on December 31, 2007. Pioneer may terminate the Revolver early by paying a prepayment premium of $0.3 million. Any borrowings under the Revolver accrue interest determined on the basis of either the prime rate plus a margin, or LIBOR plus a margin. The rate at which interest accrued on June 30, 2007 and December 31, 2006 was 8.75% for each period. Pioneer incurs a fee on the unused amount of the facility at a rate of 0.375% per year. Because the Revolver requires a lock-box arrangement and contains a clause that allows the lender to refuse to fund further advances in the event of a material adverse change in Pioneer’s business, Pioneer must classify any outstanding borrowings under the Revolver as current. Any obligations under the Revolver are secured by liens on Pioneer’s accounts receivable and inventory.
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
     The Revolver also contains covenants limiting or prohibiting Pioneer’s ability to, among other things, incur additional indebtedness, prepay or modify debt instruments, grant additional liens, guarantee any obligations, sell assets, engage in another type of business or suspend or terminate a substantial portion of business, declare or pay dividends, make investments, make capital expenditures in excess of certain amounts, or make use of the proceeds of borrowings for purposes other than those specified in the agreements. The agreement also includes customary events of default, including one for a change of control. Borrowings under the Revolver will generally be available subject to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default. Pioneer was in compliance with each of the covenants under the Revolver at June 30, 2007.
5.	Environmental Liabilities
     Pioneer’s operations are subject to extensive United States and Canadian federal, state, and provincial environmental laws and regulations, including those regulating waste management, discharge of materials into the air and water, clean-up liability from historical waste disposal practices, and employee health and safety. Pioneer is currently addressing soil and/or groundwater contamination at several sites through assessment, monitoring and remediation programs with oversight by the applicable state agency. In some cases, Pioneer is conducting this work under administrative orders. Pioneer believes that it is in material compliance with existing government regulations.
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
     Based on the 2006 study and costs incurred for remediation work since such date, Pioneer estimated its total environmental remediation liabilities to be $16.3 million and $16.5 million as of June 30, 2007 and December 31, 2006, respectively. Pioneer believes that adequate accruals have been established to address its known remediation liabilities, although there can be no guarantee that the actual remediation expenses or associated liabilities will not exceed the accrued amounts. At some of Pioneer’s locations, regulatory agencies are considering whether additional actions are necessary to protect or remediate surface or groundwater resources. Pioneer could be required to incur additional costs to satisfy its environmental remediation liabilities in the future.

6.	Asset Retirement Obligations
     Pioneer records a liability for asset retirement obligations (“AROs”) when incurred and capitalizes an increase in the carrying value of the related long-lived asset. Revisions in estimated cash flows are also reflected as an increase in the ARO liability and carrying value of the related asset. Over time the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. This increase in the ARO liability is reflected as accretion expense and is recorded as costs of goods sold in the consolidated statement of operations. Pioneer’s ARO liability balance is included in other long-term liabilities in the consolidated balance sheets.
     The following table reconciles the changes to Pioneer’s ARO liability balance for the six months ended June 30, 2007 and 2006 (in thousands):

	Six months ended
	June 30,
	2007	2006
Carrying amount at beginning of period	$10,962	$4,036
Liabilities incurred	—	—
Liabilities settled	—	—
Accretion expense	467	152
Revisions in estimated cash flows	813	—
Currency translation loss	347	28

Carrying amount at end of period	$12,589	$4,216

     Accretion expense and currency translation loss included in the above table are included in operating income on the consolidated statement of operations. The revisions in estimated cash flows reflect additional information on costs associated with existing conditions.
7.	Net Income per Share
     Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share considers the dilutive effect of potentially issuable shares pursuant to stock option and stock plans during the period.
     Computational amounts for net income per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator for basic and diluted net income per share:
Net income	$5,025	$15,414	$12,270	$31,464

Denominator for weighted average shares – Basic	11,842	11,770	11,805	11,765
Potentially dilutive common shares – Stock options and other	83	86	99	88

Denominator for weighted average shares – Diluted	11,925	11,856	$11,904	11,853

Net income per share:
Basic	$0.42	$1.31	$1.04	$2.67

Diluted	$0.42	$1.30	$1.03	$2.65

     In accordance with SFAS 128, “Earnings per Share”, Pioneer does not include certain stock option or stock awards in the calculation of diluted earnings per share if (i) the option exercise price was greater than the average market price of Pioneer stock for the applicable periods, or (ii) the market price per share of restricted stock on the date of grant was greater than the average market price per share of Pioneer stock for the applicable periods, resulting in the applicable awards being anti-dilutive. For the three months ended June 30, 2007, all stock options and stock awards were included in the diluted shares calculation and for the six months ended June 30, 2007, there were 10,000 stock options that were not included in the diluted shares calculation. For the three and six months ended June 30, 2006, there were 25,000 and 10,000 stock options, respectively, that were not included in the diluted shares calculation.

8.	Supplemental Financial Information
     Inventories
     Inventories, net consisted of the following:

	June 30,	December 31,
	2007	2006
Raw materials, supplies and parts, net	$12,880	$10,655
Finished goods	8,786	10,368

Inventories, net	$21,666	$21,023

     Other Assets, net
     Other assets, net increased by approximately $3.2 million during the first six months of 2007 to $5.0 million as of June 30, 2007. The increase primarily reflected approximately $4.3 million of debt issuance costs in connection with the Convertible Notes issued in March 2007. These costs were capitalized in other assets, net and will be amortized on a straight-line basis through March 2014. Amortization expense was approximately $0.2 million related to debt issuance costs for the six month period ended June 30, 2007.
     Accrued Liabilities
     Accrued liabilities consisted of the following:

	June 30,	December 31,
	2007	2006
Payroll and benefits	$8,771	$9,330
Taxes	3,668	11,694
Electricity	9,607	8,488
Professional services	2,386	1,647
Maintenance services	2,853	5,056
Other	7,585	6,410

Accrued liabilities	$34,870	$42,625

     Other Expense, net
     Other expense, net of $6.8 million for the six months ended June 30, 2007 included (i) $0.6 million loss on early debt extinguishment due to the 2.5% redemption premium paid to redeem $25.0 million of the 10% Senior Notes in January 2007, (ii) $1.9 million from loss on early debt extinguishment due to the 2.5% redemption premium paid to redeem $75.0 million of the 10% Senior Notes in April 2007, and (iii) $4.3 million of currency exchange loss. The six months ended June 30, 2006 reflected $4.4 million of other expense, net which primarily included $2.5 million from loss on early debt extinguishment related to the 5.0% redemption premium paid to redeem $50.0 million of the 10% Senior Notes in January 2006.
9.	Stock-Based Compensation
     Pursuant to Pioneer’s stock-based incentive plan, the Company has granted various stock and stock option awards as discussed further in Pioneer’s Annual Report on Form 10-K/A for the year ended December 31, 2006. For the three months ended June 30, 2007 and June 30, 2006, respectively, Pioneer recognized $0.2 million and $0.3 million of stock based compensation expense. The six months ended June 30, 2007 and 2006, respectively, included $0.3 million and $0.7 million of stock-based compensation expense.
     In March 2007, Pioneer issued an aggregate of 37,755 shares of restricted stock under its Long-Term Incentive Program to executive officers and certain key employees in connection with their performance in 2006. One-third of these restricted shares will vest each year on the anniversary of the date of grant, as the forfeiture restrictions lapse. Compensation costs related to the restricted shares are measured at fair value on the date of grant based on the closing price of Pioneer’s stock on that date and are recognized on a straight-line basis over the vesting period of the award. The grant date fair value of the award was $28.86 per share which resulted in a total fair value on the date of grant of $1.1 million which is currently being recognized on a straight-line basis over the three-year vesting period as compensation expense in the consolidated statements of operations. The vesting of these shares of restricted stock would be accelerated upon the closing of the proposed merger with Olin.
10.	Supplemental Cash Flow Information
     Following are supplemental disclosures of cash flow information:

	Six Months Ended
	June 30,
	2007	2006
Cash payments for:
Interest (See Note 4)	$2,625	$5,327
Income taxes (See Note 14)	19,054	3,057

Non-cash investing activities:
Property, plant and equipment acquisitions, included in accounts payable	$1,356	$421

Non-cash financing activities:
Debt issuance costs, included in accounts payable	$357	$—
11.	Condensed Consolidating Financial Statements
     PCI Canada (a wholly-owned subsidiary of PCI) was the issuer of the 10% Senior Notes, which were fully and unconditionally guaranteed on a joint and several basis by PCI and all of PCI’s other direct and indirect 100% wholly-owned subsidiaries. See Note 4 “Debt” regarding the redemption in January and April 2007 of the remaining $100.0 million principal balance of the 10% Senior Notes.
     Condensed consolidating financial information for PCI and its wholly-owned subsidiaries is presented below. Separate financial statements of PCI Canada and Pioneer Americas are not provided because Pioneer does not believe that such information would be material to investors or lenders of the Company.

Condensed Consolidating Balance Sheet — June 30, 2007 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$835	$125,660	$—	$—	$126,495
Accounts receivable, net	—	14,610	45,724	—	—	60,334
Inventories, net	—	11,990	9,676	—	—	21,666
Prepaid expenses and other current assets	1,041	2,963	15,864	—	—	19,868

Total current assets	1,041	30,398	196,924	—	—	228,363
Property, plant and equipment, net	—	88,055	63,220	781	—	152,056
Other assets, net	4,186	746	81	—	—	5,013
Intercompany receivable	132,347	14,798	—	90,406	(237,551)	—
Investment in subsidiaries	182,816	—	—	—	(182,816)	—
Excess reorganization value over the fair value of identifiable assets	—	84,064	—	—	—	84,064

Total assets	$320,390	$218,061	$260,225	$91,187	$(420,367)	$469,496

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$—	$9,735	$7,353	$—	$—	$17,088
Accrued liabilities	1,778	14,575	18,517	—	—	34,870
Short-term debt including current portion of long-term debt	—	—	—	—	—	—

Total current liabilities	1,778	24,310	25,870	—	—	51,958
Long-term debt, less current portion	120,000	—	1,760	—	—	121,760
Investment in subsidiary	—	49,304	—	—	(49,304)	—
Intercompany payable	1,332	192	236,027	—	(237,551)	—
Accrued pension and other employee benefits	—	12,552	6,151	—	—	18,703
Other long-term liabilities	—	39,678	39,721	396	—	79,795
Stockholders’ equity (deficiency in assets)	197,280	92,025	(49,304)	90,791	(133,512)	197,280

Total liabilities and stockholders’ equity	$320,390	$218,061	$260,225	$91,187	$(420,367)	$469,496

Condensed Consolidating Balance Sheet — December 31, 2006 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$3,049	$112,167	$—	$—	$115,216
Accounts receivable, net	—	11,327	40,701	—	—	52,028
Inventories, net	—	10,158	10,865	—	—	21,023
Prepaid expenses and other current assets	2,614	2,121	11,123	—	—	15,858

Total current assets	2,614	26,655	174,856		—	204,125
Property, plant and equipment, net	—	88,122	63,881	781	—	152,784
Other assets, net	—	15	1,835	—	—	1,850
Intercompany receivable	15,679	132,483	—	90,438	(238,600)	—
Investment in subsidiaries	167,859	—	—	—	(167,859)	—
Excess reorganization value over fair value of identifiable assets	—	84,064	—	—	—	84,064

Total assets	$186,152	$331,339	$240,572	$91,219	$(406,459)	$442,823

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$—	$10,530	$6,432	$—	$7	$16,969
Accrued liabilities	—	22,906	19,719	—	—	42,625
Short-term debt including current portion of long-term debt	—	428	543	7	—	978

Total current liabilities		33,864	26,694	7	7	60,572
Long-term debt, less current portion	—	100,000	1,761	—	—	101,761
Investment in subsidiary	—	71,550	—	—	(71,550)	—
Intercompany payable	1,332	161	237,114	—	(238,607)	—
Accrued pension and other employee benefits	—	12,854	7,875	—	—	20,729
Other long-term liabilities	—	35,844	38,678	419	—	74,941
Stockholders’ equity (deficiency in assets)	184,820	77,066	(71,550)	90,793	(96,309)	184,820

Total liabilities and stockholders’ equity	$186,152	$331,339	$240,572	$91,219	$(406,459)	$442,823

Condensed Consolidating Statement of Operations — Three Months Ended June 30, 2007 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$52,524	$99,366	$—	$(21,612)	$130,278
Cost of sales	—	(50,031)	(78,995)	—	21,612	(107,414)

Gross profit	—	2,493	20,371	—	—	22,864
Selling, general and administrative expenses	(1,450)	(2,505)	(5,703)	—	—	(9,658)
Loss on asset dispositions and other, net	—	(360)	(278)	—	—	(638)

Operating income (loss)	(1,450)	(372)	14,390	—	—	12,568
Interest expense	(825)	(500)	(48)	—	—	(1,373)
Interest income	—	—	2,239	—	—	2,239
Other expense, net	—	(5,705)	(1)	—	—	(5,706)

Income (loss) before income taxes	(2,275)	(6,577)	16,580	—	—	7,728
Income tax expense	—	(4,923)	2,220	—	—	(2,703)

Net income (loss) before equity in earnings of subsidiaries	(2,275)	(11,500)	18,800	—	—	5,025
Equity in net income of subsidiaries	7,300	18,800	—	—	(26,100)	—

Net income	$5,025	$7,300	$18,800	$—	$(26,100)	$5,025

Condensed Consolidating Statement of Operations — Three Months Ended June 30, 2006 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$60,268	$103,481	$—	$(31,216)	$132,533
Cost of sales	—	(49,363)	(83,878)	—	31,216	(102,025)

Gross profit	—	10,905	19,603	—	—	30,508
Selling, general and administrative expenses	(275)	(3,033)	(5,608)	—	—	(8,916)
Loss on asset dispositions and other, net	—	(47)	142	—	—	95

Operating income (loss)	(275)	7,825	14,137	—	—	21,687
Interest expense	—	(2,509)	(46)	—	—	(2,555)
Interest income	—	(5)	487	—	—	482
Other income (expense), net	—	(2,070)	(3,075)	3,070	—	(2,075)

Income (loss) before income taxes	(275)	3,241	11,503	3,070	—	17,539
Income tax expense	—	3,740	(5,865)	—	—	(2,125)

Net income (loss) before equity in earnings of subsidiaries	(275)	6,981	5,638	3,070	—	15,414
Equity in net income of subsidiaries	15,689	5,638	—	—	(21,327)	—

Net income	$15,414	$12,619	$5,638	$3,070	$(21,327)	$15,414

Condensed Consolidating Statement of Operations — Six Months Ended June 30, 2007 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$111,226	$193,715	$—	$(52,222)	$252,719
Cost of sales	—	(95,431)	(163,256)	—	52,222	(206,465)

Gross profit	—	15,795	30,459	—	—	46,254
Selling, general and administrative expenses	(1,772)	(5,561)	(11,608)	—	—	(18,941)
Gain on asset dispositions and other, net	—	(434)	(153)	(2)	—	(589)

Operating income (loss)	(1,772)	9,800	18,698	(2)	—	26,724
Interest expense	(871)	(2,459)	(125)	—	—	(3,455)
Interest income	—	—	3,564	—	—	3,564
Other expense, net	—	(6,813)	(17)	—	—	(6,830)

Income (loss) before income taxes	(2,643)	528	22,120	(2)	—	20,003
Income tax expense	—	(8,036)	303	—	—	(7,733)

Net income (loss) before equity in earnings of subsidiaries	(2,643)	(7,508)	22,423	(2)	—	12,270
Equity in net income of subsidiaries	14,915	22,423	—	—	(37,338)	—

Net income (loss)	$12,272	$14,915	$22,423	$(2)	$(37,338)	$12,270

Condensed Consolidating Statement of Operations — Six Months Ended June 30, 2006 (in thousands)

		PCI	Pioneer	Other		Pioneer
	PCI	Canada	Americas	Guarantors	Eliminations	Consolidated
Revenues	$—	$123,856	$208,976	$—	$(65,427)	$267,405
Cost of sales	—	(94,410)	(172,680)	—	65,427	(201,663)

Gross profit	—	29,446	36,296	—	—	65,742
Selling, general and administrative expenses	(681)	(5,625)	(10,686)	(3)	—	(16,995)
Gain on asset dispositions and other, net	—	52	355	—	—	407

Operating income (loss)	(681)	23,873	25,965	(3)	—	49,154
Interest expense	—	(5,200)	(84)	—	—	(5,284)
Interest income	—	(4)	749	—	—	745
Other income (expense), net	—	(4,425)	(6,231)	6,291	—	(4,365)

Income (loss) before income taxes	(681)	14,244	20,399	6,288	—	40,250
Income tax expense	—	(2,561)	(6,225)	—	—	(8,786)

Net income (loss) before equity in earnings of subsidiaries	(681)	11,683	14,174	6,288	—	31,464
Equity in net income of subsidiaries	32,145	14,174	—	—	(46,319)	—

Net income	$31,464	$25,857	$14,174	$6,288	$(46,319)	$31,464

Condensed Consolidating Statement of Cash Flows — Six Months Ended June 30, 2007 (in thousands)

		PCI	Pioneer	Other	Pioneer
	PCI	Canada	Americas	Guarantors	Consolidated
Cash flows from (used in) operating activities:
Net cash flows from (used in) operating activities	$(116,007)	$104,207	$21,730	$6	$9,936
Cash flows used in investing activities:
Capital expenditures	—	(3,592)	(8,130)	—	(11,722)
Proceeds from disposal of assets	—	4	440	—	444

Net cash flows used in investing activities	—	(3,588)	(7,690)	—	(11,278)

Cash flows from (used in) financing activities:
Excess tax benefits from stock options exercised	—	—	—	—	—
Repayments of long-term debt	—	(100,428)	(544)	(6)	(100,978)
Proceeds from issuance of convertible notes	120,000	—	—	—	120,000
Debt issuance costs	(3,993)	—	—	—	(3,993)
Payment of premium on early debt extinguishment	—	(2,500)	—	—	(2,500)
Proceeds from issuance of stock, net	—	—	—	—	—

Net cash flows from (used in) financing activities	116,007	(102,928)	(544)	(6)	12,529

Effect of exchange rate changes on cash	—	92	—	—	92

Net change in cash and cash equivalents	—	(2,217)	13,496	—	11,279
Cash and cash equivalents at beginning of period	—	3,049	112,167	—	115,216

Cash and cash equivalents at end of period	$—	$832	$125,663	$—	$126,495

Condensed Consolidating Statement of Cash Flows — Six Months Ended June 30, 2006 (in thousands)

		PCI	Pioneer	Other	Pioneer
	PCI	Canada	Americas	Guarantors	Consolidated
Cash flows from (used in) operating activities:
Net cash flows from (used in) operating activities	$(219)	$54,845	$(9,179)	$7	$45,454
Cash flows from (used in) investing activities:
Capital expenditures	—	(1,720)	(3,014)	—	(4,734)
Proceeds from disposal of assets	—	91	240	—	331

Net cash flows used in investing activities	—	(1,629)	(2,774)	—	(4,403)

Cash flows from (used in) financing activities:
Excess tax benefits from stock options exercised	—	—	53	—	53
Repayments of long-term debt	—	(50,850)	(590)	(12)	(51,452)
Payments of premium on early debt extinguishment	—	(2,500)	—	—	(2,500)
Proceeds from issuance of stock, net	219	—	—	—	219

Net cash flows from (used in) financing activities	219	(53,350)	(537)	(12)	(53,680)

Effect of exchange rate changes on cash	—	(22)	—	—	(22)

Net change in cash and cash equivalents	—	(156)	(12,490)	(5)	(12,651)
Cash and cash equivalents at beginning of period	—	1,587	61,198	5	62,790

Cash and cash equivalents at end of period	$—	$1,431	$48,708	$—	$50,139

12.	Pension and Other Postretirement Benefits
     The annual costs and liabilities under both the U.S. and Canadian defined benefit pension plans and retiree heath care plans are determined each year by Pioneer’s actuaries using various assumptions. The components of net periodic benefit costs related to Pioneer’s defined benefit pension plans for the three months ended June 30, 2007 and 2006 were:

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Three Months Ended June 30, 2007
Components of net periodic benefit cost:
Service cost	$372	$—	$372
Interest cost	732	781	1,513
Expected return on plan assets	(1,007)	(935)	(1,942)
Amortization of net actuarial loss	104	12	116

Net periodic benefit cost	$201	$(142)	$59

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Three Months Ended June 30, 2006
Components of net periodic benefit cost:
Service cost	$371	$—	$371
Interest cost	703	789	1,492
Expected return on plan assets	(900)	(886)	(1,786)
Amortization of net actuarial loss	153	431	584

Net periodic benefit cost	$327	$334	$661

     The components of net periodic benefit costs related to Pioneer’s defined benefit pension plans for the six months ended June 30, 2007 and 2006 were:

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Six Months Ended June 30, 2007
Components of net periodic benefit cost:
Service cost	$711	$—	$711
Interest cost	1,400	1,575	2,975
Expected return on plan assets	(1,925)	(1,888)	(3,813)
Amortization of net actuarial loss	199	159	358

Net periodic benefit cost	$385	$(154)	$231

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Six Months Ended June 30, 2006
Components of net periodic benefit cost:
Service cost	$731	$—	$731
Interest cost	1,387	1,555	2,942
Expected return on plan assets	(1,774)	(1,740)	(3,514)
Amortization of net actuarial loss	301	703	1,004

Net periodic benefit cost	$645	$518	$1,163

     Pension expense was $0.2 million and $1.2 million for the six months ended June 30, 2007 and 2006, respectively. Pension contributions were $4.3 million and $4.6 million in the six months ended June 30, 2007 and 2006, respectively. Total contributions in 2007, which are based on regulatory and contractual requirements, are expected to be approximately $7.2 million, although Pioneer may at its discretion pay more than the required minimum amount.
     The components of net periodic benefit costs related to Pioneer’s postretirement benefits other than pensions for the three months ended June 30, 2007 and 2006 were:

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Three Months Ended June 30, 2007
Components of net periodic benefit cost:
Service cost	$91	$1	$92
Interest cost	135	5	140
Amortization of prior service costs	(9)	(156)	(165)
Amortization of net actuarial loss (gain)	74	(12)	62

Net periodic benefit cost	$291	$(162)	$129

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Three Months Ended June 30, 2006
Components of net periodic benefit cost:
Service cost	$82	$—	$82
Interest cost	116	7	123
Amortization of prior service costs	(9)	(156)	(165)
Amortization of net actuarial loss (gain)	72	(11)	61

Net periodic benefit cost	$261	$(160)	$101

     The components of net periodic benefit costs related to Pioneer’s post-retirement benefits other than pensions for the six months ended June 30, 2007 and 2006 were:

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Six Months Ended June 30, 2007
Components of net periodic benefit cost:
Service cost	$174	$1	$175
Interest cost	258	11	269
Amortization of prior service costs	(17)	(312)	(329)
Amortization of net actuarial loss (gain)	142	(22)	120

Net periodic benefit cost	$557	$(322)	$235

	PCI	Pioneer	Pioneer
	Canada	Americas	Consolidated
Six Months Ended June 30, 2006
Components of net periodic benefit cost:
Service cost	$161	$1	$162
Interest cost	229	14	243
Amortization of prior service costs	(17)	(312)	(329)
Amortization of net actuarial loss (gain)	142	(24)	118

Net periodic benefit cost	$515	$(321)	$194

13.	Commitments and Contingencies
     Environmental Liabilities
     Present or future environmental laws and regulations may affect Pioneer’s capital and operating costs relating to compliance, may impose cleanup requirements with respect to site contamination resulting from past, present or future spills and releases, and may affect the markets for Pioneer’s products. Pioneer believes that its operations are currently in material compliance with environmental laws and regulations, the violation of which could result in a material adverse effect on Pioneer’s results of operations, financial position and future cash flows on a consolidated basis. There can be no assurance, however, that material costs will not be incurred as a result of instances of noncompliance or new regulatory requirements. See Note 5.
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
     Capital Expenditures
     In January 2007, Pioneer announced that it would be expanding its St. Gabriel, Louisiana chlor-alkali plant to increase the current annual production capacity by approximately 25% and converting the plant to membrane cell technology from the existing mercury cell technology. The estimated cost of this project is approximately $142.0 million. In April and May 2007, Pioneer announced that it had entered into three key contracts for the project under which a portion of the estimated project costs will be incurred. These three contracts provide for the engineering design, procurement of equipment and related instrumentation, overall construction management and site construction work, and the purchase of the membrane cell units. The scope of the membrane cell contract was expanded to include additional membrane cell units, which will be used either to further expand the capacity of the St. Gabriel plant or at another location. The cost of the additional membrane cells of $7.2 million is not included in the estimated project cost of $142.0 million.
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
     In January 2005, the LDEQ issued a violation notice to Pioneer as a result of this mercury vapor emissions release. In December 2005, the LDEQ issued a penalty assessment of $402,742 with respect to the violation. Given the facts and circumstances, Pioneer does not believe that this penalty assessment is appropriate, and has initiated an administrative appeal to contest it. In correspondence dated June 18, 2007, Pioneer requested that the LDEQ reconsider the penalty assessment based on several factors. The LDEQ is currently reviewing that request.

     In October 2005, Pioneer was named as a defendant in Claude Frazier, et al. v. Pioneer Americas, LLC and State of Louisiana through the Department of Environmental Quality, which was filed as a proposed class action in state court in Louisiana. The 18 named plaintiffs claim that they and a proposed class of approximately 500 people who live or work near the St. Gabriel facility were exposed to mercury released from the facility for a two and one-half month period as a result of the 2004 mercury vapor emissions release described above. The plaintiffs request compensatory damages for numerous medical conditions that are alleged to have occurred or are likely to occur as a result of the alleged mercury exposure. This lawsuit was removed to the United States District Court in the Middle District of Louisiana. The plaintiffs appealed this removal, but the Fifth Circuit Court of Appeals denied the appeal and the lawsuit will proceed in the United States District Court. This lawsuit is in the preliminary stages, the plaintiffs’ claimed damages have not been quantified and the outcome of this matter cannot be predicted. Pioneer believes, however, that it has good defenses and intends to vigorously defend against the claims asserted in this lawsuit.
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
     Stockholder Derivative Lawsuit regarding Merger with Olin. In June 2007, Pioneer, its board of directors and Olin were named as defendants in a lawsuit filed in the District Court of Harris County, Texas, 129th Judicial District. The case is captioned Richard Denton, Derivatively on Behalf of Pioneer Companies, Inc. v. Michael Y. McGovern, Robert E. Allen, Marvin E. Lesser, Charles L. Mears, David A. Scholes. Richard L. Urbanowski and Olin Corporation, Defendants, and Pioneer Companies, Inc., Nominal Defendant, Cause No. 2007-32730. This is a stockholder derivative action brought by a Pioneer stockholder on behalf of Pioneer against members of the Pioneer’s board of directors for alleged breaches of fiduciary duty and/or other violations of state law arising out of the proposed merger with Olin. See Note 1 regarding the pending merger with Olin. The petition alleges that in entering into the proposed transaction with Olin, the defendants have breached their fiduciary duties of loyalty, due care, independence, candor, good faith and fair dealing, and/or have aided and abetted such breaches. The plaintiff seeks, among other things, to enjoin the merger with Olin and attorney’s fees. An unfavorable outcome in this lawsuit could prevent or delay the consummation of the merger, result in substantial costs to Pioneer, or both. It is also possible that other, similar derivative or other lawsuits may yet be filed and Pioneer cannot estimate any possible loss from this or future litigation at this time. Pioneer believes the lawsuit is without merit and intends to defend it vigorously.
14.	Income Taxes
     The Company’s income tax expense for the three months ended June 30, 2007 was $2.7 million, consisting of $2.2 million income tax benefit for the U.S. operations and $4.9 million income tax expense for the Canadian operations. Income tax expense for the six months ended June 30, 2007 was $7.7 million consisting of $0.3 million income tax benefit for the U.S. operations and $8.0 million income tax expense for the Canadian operations.
     For the three-month period ending June 30, 2007, the effective tax rate of 35.0% was equal to the U.S. statutory rate, due to a one-time adjustment of $0.4 million to Pioneer’s deferred tax liability which offset state income tax. The one-time adjustment was due to Canadian government enacted legislation which resulted in a reduction of corporate income tax rates for periods beginning in 2011.

     For the six-month period ending June 30, 2007, the effective tax rate was 38.7% compared to the U.S. statutory rate of 35.0%. The difference between the effective tax rate and statutory rate was due mainly to state income tax expense. For the year-to-date period, the one-time adjustment of $0.4 million from the Canadian enacted legislation was offset by a first quarter 2007 adjustment from a revised estimate of the deferred tax expense.
     Pioneer paid $19.1 million of income taxes during the six months ended June 30, 2007. The $19.1 million included payments of $10.4 million related to the 2006 tax year which mainly resulted from Canadian operations. The remaining payments of $8.7 million were for estimated payments in connection with the 2007 tax year.
     Pioneer adopted FIN 48 on January 1, 2007, and accordingly recognized a $0.4 million decrease in beginning retained earnings, with a corresponding increase in other liabilities for contingencies related to certain tax benefits and related penalties and interest.
     As of June 30, 2007, Pioneer had $1.5 million of total gross unrecognized benefits, including liabilities for interest and penalties of $0.3 million and $0.3 million, respectively, which did not change significantly from the date of adoption. Of this total, $1.1 million (net of federal benefits) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate.
     Pioneer’s policy is to classify interest and penalties related to unrecognized tax benefits as income taxes in the consolidated financial statements. For the six months ended June 30, 2007, the Company recognized $0.1 million of interest and penalties in its consolidated statements of operations.
     Pioneer believes that any statute of limitation period that lapses in 2007 will have an immaterial impact to the financial statements, however, potential planning and structuring alternatives currently being evaluated by management may impact the amount of our tax reserves and valuation allowances in future periods.
     Pioneer files income tax returns in the U.S. federal jurisdiction, various U.S. states, Canada and various Canadian provinces. In 2006, Pioneer fully utilized its post-bankruptcy net operating losses and a portion of its pre-bankruptcy net operating losses. The statue of limitations for those years and forward are open for examination. Furthermore, Pioneer’s Canadian filings for years 2002 through 2005, and forward, are open for routine examination. Pioneer is currently under examination by the Canada Revenue Agency for its 2002 through 2004 tax years and the audit is expected to be completed during 2007. Additionally, the Internal Revenue Service is reviewing a claim for refund that the Company filed carrying back a designated portion of its loss from 2004 to a prior year.
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
     Financial Results Summary for the First Six Months of 2007
     Our financial results and other relevant financial data for the first six months of 2007, as compared to the first six months of 2006, are summarized below (in thousands, except ECU data):

	Six months ended
	June 30,
	2007	2006
Revenues	$252,719	$267,405
Operating income	26,724	49,154
Net income	12,270	31,464
Net cash flows from operating activities	9,936	45,454
Total debt as of June 30	121,760	103,170
Average ECU netback prices	531	596
     Some of the key factors and events relating to the Company’s financial performance in the first six months of 2007 include the following:
•	During the first six months of 2007, our production rate was 94% of our production capacity. The average production rate during the same period for the chlor-alkali industry was 91%.

•	In April and May 2007, we announced that we had entered into three key contracts for the planned expansion at our St. Gabriel plant.

•	In January 2007, we voluntarily redeemed $25.0 million of principal of our 10% Senior Secured Guaranteed Notes due December 2008 (“10% Senior Notes”). The note holders were paid the principal amount, plus a redemption premium of 2.5% of the principal amount, or $0.6 million, and interest accrued to the date of payment.

•	On March 26, 2007, we closed the sale of $120.0 million aggregate principal amount of 2.75% Convertible Senior Subordinated Notes due 2027 (“Convertible Notes”).

•	In April 2007, we redeemed the remaining $75.0 million of principal of our 10% Senior Notes, plus a redemption premium of 2.5% of the principal, or $1.9 million, plus interest accrued to the date of payment.

•	During the first six months of 2007, revenues decreased and transportation costs increased, resulting in a reduction of 11% in our average ECU netback price compared to the first six months of 2006.

•	We had a currency exchange loss of $4.3 million for the six months ended June 30, 2007, which resulted from a change in the rate at which Canadian dollar denominated amounts were converted into U.S. dollar balances (from $1.1654 at December 31, 2006 to $1.0654 at June 30, 2007). The currency exchange loss was $3.8 million for the second quarter of 2007.

•	In connection with the St. Gabriel expansion project, we revised the estimated service life of certain depreciable assets at the plant, reflecting an accelerated expected asset retirement date for these assets. See Note 2 to the consolidated financial statements. The effect of this change for the six months ended June 30, 2007 was an increase in depreciation expense by $1.8 million, which decreased operating income by $1.8 million and net income by $1.1 million.

•	At June 30, 2007, we had cash and cash equivalents of $126.5 million, compared to $50.1 million at June 30, 2006. The higher cash balance in the current period reflected accumulated cash flows from operations and a portion of the proceeds from the issuance of the Convertible Notes.
     Pending Merger with Olin Corporation
     On May 20, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Olin Corporation (“Olin”) and Princeton Merger Corp., a wholly owned subsidiary of Olin (“Merger Sub”), pursuant to which Merger Sub will merge with and into Pioneer, with Pioneer continuing as the surviving corporation and as a wholly owned subsidiary of Olin. Under the terms of the Merger Agreement, at the effective time and as a result of the merger, each share of our common stock issued and outstanding immediately prior to the effective time of the merger, other than shares as to which dissenters’ rights are properly asserted under Delaware law and shares owned by Pioneer, Olin or Merger Sub, will be converted into the right to receive a cash amount of $35.00, without interest.
     Consummation of the merger is subject to customary closing conditions, including (i) receipt of the affirmative vote of the holders of a majority of the outstanding shares of our common stock, and (ii) the absence of certain legal impediments to the consummation of the merger. On July 16, 2007, we announced that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to the merger had expired. A special meeting of our stockholders to approve the Merger Agreement has been set for August 28, 2007. If our stockholders approve the merger, and all other conditions to closing are satisfied or waived, the merger is expected to close on or about August 31, 2007.
     On June 4, 2007, the Company and our board of directors were named in a shareholder derivative lawsuit alleging breaches of fiduciary duties and other violations of law arising from the proposed merger. The lawsuit seeks, among other things, to enjoin the merger. An unfavorable outcome in this lawsuit could prevent or delay the merger. We believe the lawsuit is without merit and intend to defend it vigorously. See Note 13 to the consolidated financial statements.
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
     In April and May 2007, we announced that we had entered into three of the key contracts for the completion of this project. The first contract is an Engineering and Procurement Agreement with BE&K Engineering Company, providing for the engineering design of the project and the procurement of equipment and related instrumentation. The second contract is a Construction Contract with Shaw Constructors, Inc., under which Shaw will provide overall construction management and site construction work for the project. The third contract is with Chlorine Engineers Corp., Ltd. (“CEC”) to provide the membrane cell units for the project, together with related engineering services, design specifications and a license for the technology used in the units. We expanded the scope of the CEC contract to include additional membrane cell units which will be used either to further expand the capacity of the St. Gabriel plant or at another location. The cost of the additional membrane cells of $7.2 million is not included in the estimated project costs of $142.0 million.
     In connection with the St. Gabriel expansion project, we revised the estimated service life of certain depreciable assets at the plant, reflecting an accelerated expected asset retirement date for those assets. See Note 2 to the consolidated financial statements.
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
     Our quarterly average ECU netback, which is net of the cost of transporting the products to customers, for each of the most recent six quarters was as follows:

2006:
First Quarter	$616
Second Quarter	577
Third Quarter	557
Fourth Quarter	534
2007:
First Quarter	522
Second Quarter	540
     For the month of July 2007, our average ECU netback was approximately $563, which reflects a $23 increase from our average ECU netback for the second quarter of 2007. This increase is due to the impact of a price increase announced in February 2007 of $25 for chlorine and $40 for caustic soda, and a $50 increase for caustic soda announced on May 1, 2007. Even with these price increases, however, current industry forecasts by Chemical Market Associates, Inc. (“CMAI”), a petrochemical, plastics, fibers and chlor-alkali consulting firm, if correct, would indicate that the average ECU netback may decrease from this level during the second half of 2007.
     We announced price increases for chlorine and caustic soda in 2006 and the first two quarters of 2007 that are set forth in the following table (stated on a per-ton basis).

	Chlorine		Caustic Soda
2006:
First Quarter	$25	(1)	$—
Second Quarter	—		35
Third Quarter	25		—
Fourth Quarter	—		40
2007:
First Quarter	$25		$40	(2)
Second Quarter	—		50	(3)

(1)	A February 2006 price increase for chlorine of $25 per ton was subject to a temporary voluntary allowance for the full amount. Under a temporary voluntary allowance, we reserve the right to remove all or any portion of the temporary voluntary allowance at any time following the effective date of the price increase, upon notice to our customers.

(2)	The $40 increase announced in February 2007 is for diaphragm and chemical grade liquid caustic soda. We also increased the price by $50 for membrane and rayon grade liquid caustic soda.

(3)	The $50 increase announced on May 1, 2007 is for both grades of liquid caustic soda.
     All of the price increases that we announce are implemented when announced or as soon as permitted by applicable contract terms. We generally do not announce product price decreases, which are implemented in accordance with applicable contract terms as a result of negotiations with individual customers or through the application of an externally determined pricing formula.
     Our annual production capacity is approximately 725,000 ECUs, or approximately 1,500,000 aggregate tons of chlorine and caustic soda. Most of the chlorine and caustic soda that we sell to customers is sold under contracts with varying terms and conditions. As of June 30, 2007, we had contracts that cover the anticipated sale of an annual total of approximately 380,000 tons of either chlorine and caustic soda (including equivalent amounts that will be sold as bleach or hydrochloric acid), and that are subject to contractual provisions that could restrict or eliminate our ability to increase the netback we will receive for the amount of product that is sold under those contracts. All of the contracts that are subject to such restrictions will expire over the course of the next three years.
     The prices that we realize for contract sales of chlorine and caustic soda during any quarter, and thus our average ECU netback for the quarter are different from the chlorine and caustic soda contract prices that are reported by CMAI. CMAI’s reported monthly contract prices are based on the assumption that price changes are implemented on the first day of the calendar quarter that follows announced price changes, while we have a mix of pricing provisions that in some cases limits or delays the implementation of price changes. CMAI’s reported monthly contract prices also relate to products that are produced and delivered in the U.S. Gulf Coast. While the majority of the demand for North American chlor-alkali production does occur in the U.S. Gulf Coast region, only one of our plants is located in that region. Regional supply and demand factors and logistical cost differences generally result in varying regional prices for our products. As a result, our average ECU netback price could differ from the CMAI prices considerably. Additionally, increases in our transportation cost could further increase the difference between CMAI’s reported monthly contract price and our realized average ECU netback price.
     Our average ECU netback for the three months ended June 30, 2007 was $540 and $531 for the six months ended June 30, 2007, while the average ECU netback quoted by CMAI for the same period was $768 and $731, respectively. In general, changes in our average ECU netback and the related effect on our revenues and cash flow have lagged changes in our announced prices and changes in the contract prices that are reported by CMAI, although the corresponding benefit to us in a period of declining prices is of a somewhat lesser magnitude. The following table illustrates the recent relationship between our average ECU netback and the monthly contract price reported by CMAI:

     Production
     Our annual production capacity of 725,000 ECUs is determined on the basis of the amount of chlorine and caustic soda our plants can produce under normal operating conditions on an annual basis, after taking into consideration plant shut downs that are scheduled for major maintenance activities. Our quarterly production volumes at our chlor-alkali facilities for the most recent six quarters were as follows:

ECUs (In Tons)
2006:
First Quarter	165,359
Second Quarter	169,759
Third Quarter	178,205
Fourth Quarter	172,309
2007:
First Quarter	166,426
Second Quarter	171,084
     Our production during the three-month and six-month periods ended June 30, 2007 was 171,084 and 337,510 ECUs, respectively, and represented approximately 95% and 94% , respectively, of our three and six months’ production capacity. Based on data from the Chlorine Institute, an industry trade association, U.S. industry ECU production during the second quarter and first half of 2007 was approximately 90% and 91%, respectively, of industry production capacity during these periods. During the second quarter of 2007, we used approximately 25% of the chlorine and 10% of the caustic soda that we produced for our internal production of other products, primarily bleach and hydrochloric acid.
     Our Henderson plant was down for a scheduled maintenance outage during the end of the first quarter of 2007 for five days and for the first two days of April 2007. Also during the second quarter of 2007, we reduced production at our Henderson plant by 4,300 ECUs due to operating issues that have been resolved. Our Becancour No. 2 circuit was shut down for seven days in April 2007 for a scheduled maintenance outage. Also during the second quarter of 2007, production at our Becancour plant was reduced due to operating issues that have been resolved, resulting in a production decrease of 3,700 ECUs.
     There are three scheduled maintenance outages during the last half of 2007. Our Becancour No. 1 circuit will be shut down for seven days in October, our Dalhousie plant will be shut down for seven days in October, and our St. Gabriel plant will be shut down for seven days in December.
     During the first six months of 2007, we purchased 22,178 tons of caustic soda for resale. On average, our margins on purchases for resale are lower than the margins we realize from the sales of our products that we produce in our own plants. We make purchases for resale to address seasonal variations in demand for our products or to take advantage of new sales opportunities.
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

		Percentage of
	Total Power Costs	Cost of Sales
	(in thousands)
2006:
First Quarter	$29,963	30%
Second Quarter	26,226	26%
Third Quarter	28,945	28%
Fourth Quarter	26,076	25%
2007:
First Quarter	25,158	25%
Second Quarter	27,493	26%

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
     The amounts that we spent on transportation for the sale of our products during the past six quarters, and the corresponding percentages of our cost of sales that those amounts represented, were as follows:

	Product	Percentage of
	Transportation Costs	Cost of Sales
	(in thousands)
2006:
First Quarter	$23,981	24%
Second Quarter	24,914	24%
Third Quarter	27,361	26%
Fourth Quarter	25,290	24%
2007:
First Quarter	26,242	26%
Second Quarter	29,472	27%
Rail freight costs account for approximately 50% of our total transportation costs. During the past few years, rail carriers have imposed substantially higher rates to transport chlorine and other similar materials than most other chemicals due to safety and security concerns for the shipment of chlorine by rail. As a result of the renewal of rail contracts, we experienced significant cost increase for chlorine shipments. The contracts are currently subject to an annual renewal, which could lead to further cost increases. Rates for shipping caustic soda and our other products also have increased, although at a much lower rate as compared to chlorine, and may continue to rise. Transportation costs increased by $4.6 million, or 18%, for the three months ended June 30, 2007, compared to the same period in 2006, and increased by $6.8 million, or 14%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.
Liquidity and Capital Resources
     2.75% Convertible Senior Subordinated Notes due 2027
     In March 2007, we issued $120.0 million aggregate principal amount of our 2.75% Convertible Senior Subordinated Notes due 2027 (the “Convertible Notes”). We received net proceeds of approximately $115.7 million after deducting commissions and offering expenses of $4.3 million, which were capitalized as debt issuance costs and are being amortized through March 2014. The Convertible Notes bear interest at the rate of 2.75% per year, which is payable on March 1 and September 1 of each year, beginning on September 1, 2007.
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
     Beginning with the six-month interest period commencing March 1, 2014, we will pay contingent interest during any six-month interest period if the trading price of the Convertible Notes for each of the five trading-days ending on the second trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the Convertible Notes. The contingent interest payable will equal 0.30% of the average trading price of $1,000 principal amount of the Convertible Notes during the five trading days immediately preceding the first day of the applicable six-month interest period. This contingent interest payment feature represents an embedded derivative, however, based on the de minimis value associated with this feature, no value has been assigned at issuance or at June 30, 2007.
     On or prior to March 1, 2014, upon the occurrence of a fundamental change, under certain circumstances, we will provide for a make-whole amount by increasing, for a specified time period, the conversion rate by a number of additional shares for any conversion of the Convertible Notes in connection with such fundamental change transaction. The amount of additional shares will be determined based on the price paid per share of our common stock in the transaction constituting a fundamental change and the effective date of such transaction. If consummated, the merger with Olin will constitute a “fundamental change” under the indenture. As a result, upon the effectiveness of the merger, the holders of the Convertible Notes will be entitled to an increase in the conversion rate of the Convertible Notes, provided that, the Convertible Notes are presented for the conversion within the time periods specified in the indenture. The increase in the conversion rate is expected to result in a potential additional payment to converting holders of up to approximately $26.0 million if all of the Convertible Notes are tendered for conversion during the specified time periods in the indenture.
     The Convertible Notes are our direct, unsecured, subordinated obligations, and are subordinate in right of payment to all of the our existing and future senior indebtedness, including its revolving credit facility. In addition, the Convertible Notes are effectively junior to any existing and future indebtedness and other liabilities, including trade payables, of our subsidiaries.
     10% Senior Secured Guaranteed Notes due 2008
     At December 31, 2006, we had an outstanding principal balance of $100.0 million under our 10% Senior Secured Guaranteed Notes due December 2008 (“10% Senior Notes”). Pioneer made a voluntary redemption of $25.0 million in principal amount of the 10% Senior Notes in January 2007. In April 2007, Pioneer redeemed the remaining $75.0 million of principal balance of the 10% Senior Notes. In connection with both of these redemptions, we paid the note holders a total redemption premium of 2.5% of the redeemed principal amount, or $2.5 million.
     Revolving Credit Facility
     In June 2007, we amended our revolving credit facility (“Revolver”) to increase the revolving loan and the letter of credit amounts from $30.0 million to $33.0 million. This amendment was effected to allow us to provide additional letters of credit needed for the expansion of St. Gabriel plant. As of June 30, 2007, we had no borrowings outstanding under our Revolver, which provides for revolving loans up to $33.0 million, subject to borrowing base limitations based on the level of accounts receivable, inventory and reserves, and as reduced by outstanding letters of credit. On June 30, 2007, the borrowing availability under the Revolver was $1.2 million, net of outstanding letters of credit at such date of $31.8 million. The Revolver matures on December 31, 2007. Prior to the maturity date, if the pending merger with Olin has not already occurred, we intend to either negotiate an extension with the lender or replace the Revolver with a new facility. We may terminate the Revolver early by paying a prepayment premium of $0.3 million. Any borrowings under the Revolver accrue interest determined on the basis of either the prime rate plus a margin, or LIBOR plus a margin. The rate at which interest accrued on June 30, 2007 and December 31, 2006 was 8.75% for each period. We incur a fee on the unused amount of the facility at a rate of 0.375% per year. Because the Revolver requires a lock-box arrangement and contains a clause that allows the lender to refuse to fund further advances in the event of a material adverse change in our business, we must classify any outstanding borrowings under the Revolver as current. Any obligations under the Revolver are secured by liens on our accounts receivable and inventory.
     The Revolver requires us to maintain Liquidity (as defined) of at least $5.0 million. At June 30, 2007, our Liquidity was $127.7 million, consisting of (i) cash of $126.5 million, and (ii) borrowing availability of $1.2 million, net of $31.8 million in outstanding letters of credit. The Revolver also provides that, as a condition of borrowings, there shall not have occurred any material adverse change in our business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise). We were in compliance with each of the covenants in the Revolver at June 30, 2007.
     One of the covenants in the Revolver requires us to generate at least $21.55 million of net earnings before extraordinary gains, the effects of derivative instruments excluding derivative expenses paid by us, interest expense, income taxes, depreciation and amortization (referred to as “Lender-Defined EBITDA”) for each twelve-month period ending at the end of each calendar quarter. Our Lender-Defined EBITDA for the twelve months ended June 30, 2007 was $111.9 million.
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
     The calculation of Lender-Defined EBITDA for the twelve months ended June 30, 2007 and for each of the quarters in that period is as follows (dollar amounts in thousands). During the periods presented, there were no derivative items or impairment charges.

	Three	Three	Three	Three	Twelve
	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	December 31,	March 31,	June 30,	June 30,
	2006(1)	2006(2)	2007	2007	2007(1)(2)
Net income	$31,515	$4,266	$7,245	$5,025	$48,051
Income tax expense	14,582	8,095	5,030	2,703	30,410

Income before income taxes	46,097	12,361	12,275	7,728	78,461
Depreciation and amortization	6,051	6,286	6,131	6,374	24,842
Interest expense	2,623	2,498	2,082	1,373	8,576

Lender-Defined EBITDA	$54,771	$21,145	$20,488	$15,475	$111,879

(1)	Includes gains of approximately $1.6 million and $22.5 million from the sales of land in Pittsburg, California completed in July 2006 and in Henderson, Nevada completed in September 2006, respectively.

(2)	Includes the gain of approximately $2.2 million from the sale of land in Henderson, Nevada completed in December 2006.
     The Revolver also contain covenants limiting or prohibiting our ability to, among other things, incur additional indebtedness, prepay or modify debt instruments, grant additional liens, guarantee any obligations, sell assets, engage in another type of business or suspend or terminate a substantial portion of business, declare or pay dividends, make investments, make capital expenditures in excess of certain amounts, or make use of the proceeds of borrowings for purposes other than those specified in the agreements. The agreement also includes customary events of default, including one for a change of control. Borrowings under the Revolver will generally be available subject to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default. We were in compliance with each of the covenants under the Revolver at June 30, 2007.
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

     Future Payment Commitments
     For the remainder of 2007, we expect to have cash requirements, in addition to operating and administrative expenses, of approximately $41.7 million, consisting of the following: (i) interest payments of $2.5 million, (ii) capital expenditures of up to $37.0 million, including up to approximately $24.5 million for the St. Gabriel plant expansion project and approximately $12.5 million for normal recurring capital expenditures for our existing plants, (iii) environmental remediation spending of approximately $2.0 million, and (iv) severance payments of approximately $0.2 million. The timing of these payments is uncertain, especially for the capital expenditures for large projects such as the St. Gabriel expansion, so that some portion of the expenditures may occur in 2008. Further, these amounts are our current estimates and they could materially change based on various factors or unanticipated circumstances. We expect to fund these obligations from internally generated cash flows from operations, including changes in working capital, the Convertible Notes financing, and available borrowings under our Revolver.
     Retirement Plan Liabilities
     Defined benefit and post-retirement plan liabilities totaled $18.7 million and $20.7 million at June 30, 2007 and December 31, 2006, respectively. Our contributions to these plans were $4.3 million during the six months ended June 30, 2007, and are expected to be $2.9 million for the remainder of 2007.
     Income Taxes
     Tax Liability Upon Payment of 10% Senior Notes. Our 10% Senior Notes, while denominated in U.S. dollars, were issued by our Canadian subsidiary. As a result, the redemption of the remaining $75.0 million of principal of the 10% Senior Notes in the second quarter of 2007 created a tax liability due to changes in the exchange rate. For Canadian tax purposes, a foreign exchange gain or loss is determined based on the difference between the exchange rate prevailing when the debt repayment is made and the exchange rate of 1.59 when the 10% Senior Notes were originally issued on December 31, 2001. We estimate that the redemption of $75.0 million of the 10% Senior Notes on April 24, 2007, when the exchange rate was $1.13, that resulted in a foreign exchange gain (treated as a capital gain for Canadian tax purposes) of approximately $32.6 million, which will result in a tax liability of approximately $6.1 million at the current exchange rate.
     Adoption of FIN 48. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109”. FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on the reversal of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. The adoption of FIN 48 as of January 1, 2007 resulted in a $0.4 million decrease in beginning retained earnings and a corresponding increase to our tax liabilities. As of June 30, 2007, we had $1.5 million of total gross unrecognized benefits, including liabilities for interest and penalties of $0.3 million and $0.3 million, respectively.
     The Company files its income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is currently under audit by the Canada Revenue Agency for its 2002 through 2004 tax years with an anticipated closing date in 2007. Estimated accrued interest and penalties on tax positions are recorded as a component of income tax expense, but were not significant at June 30, 2007. Additionally, the Internal Revenue Service is reviewing our claim for refund that the Company filed, carrying back a designated portion of our loss from 2004 to a prior year.
     Net Operating Loss Carryforward. At December 31, 2006, we had a U.S. net operating loss carry-forward (“NOL”) of $7.1 million (representing $2.5 million of deferred tax assets) that will expire in varying amounts from 2007 to 2020, if not utilized. Such NOL was generated prior to our emergence from bankruptcy on December 31, 2001, and our ability to use it to offset future taxable income is limited to $0.5 million per year.
     Net Cash Flows
     Net Cash Flows From Operating Activities. During the first six months of 2007, net cash flows provided by operating activities were $9.9 million, $35.5 million less than during the same period in 2006. The decrease in net operating cash flows for the first half of 2007 reflected lower sales primarily due to decreased revenues and higher operating expenses for the current period. Changes in operating assets and liabilities unfavorably impacted net cash flows from operating activities by $22.8 million for the six months ended June 30, 2007, compared to $5.3 million in the same period in 2006. For the six months ended June 30, 2007, the unfavorable impact of changes in operating assets and liabilities was primarily related to an increase in accounts receivable of $7.2 million due to increased sales activity in the month of June 2007 compared to December 2006 and decreases in accounts payable and accrued liabilities of $8.0 million, mainly reflecting changes in current taxes payable. The changes in taxes payable reflected tax payments of $19.1 million offset in part by income tax expense for the period.
     Net Cash Flows Used in Investing Activities. Cash used in investing activities of $11.3 million and $4.4 million during the first six months of 2007 and 2006, respectively, included capital expenditures of $11.7 million and $4.7 million for the 2007 and 2006 periods, respectively. The increase in capital expenditures of $7.0 million in the 2007 period as compared to the 2006 period included approximately $3.3 million related to the St. Gabriel expansion.
     Net Cash Flows From (Used in) Financing Activities. Net cash flows from financing activities during the first six months of 2007 were $12.5 million compared to net cash used of $53.7 million during the same period of 2006. The 2007 period primarily included proceeds of $120.0 million from the issuance of the 2.75% Convertible Notes in March 2007, offset by debt issuance costs paid of $4.0 million paid related to the issuance of the Convertible Notes, the redemption of $100.0 million of the 10% Senior Notes in January 2007 and April 2007, and $2.5 million of premium payments related to both redemptions of the 10% Senior Notes. For the 2006 period, net cash flows used in financing activities were mainly comprised of the voluntary redemption of $50.0 million of the 10% Senior Notes in January 2006 and the premium payment of $2.5 million related to this early redemption.
Off Balance Sheet Arrangements
     As of June 30, 2007, we had no off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Critical Accounting Policies and Estimates
     Our Annual Report on Form 10-K/A for the year ended December 31, 2006 includes a discussion of the critical accounting policies and estimates that we use in the preparation of our financial statements. There were no significant changes in our critical accounting policies and estimates during the quarter ended June 30, 2007.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2007, Compared to Three Months Ended June 30, 2006
     Revenues. Our revenues for the three months ended June 30, 2007 and 2006 were derived as follows (dollars in thousands, except ECU netback):

	Three Months Ended
	June 30,
	2007	2006
Chlorine and caustic soda	$98,941	$99,970
Other products	31,337	32,563

	$130,278	$132,533

Average ECU netback*	$540	$577

*	The average ECU netback, which is net of the cost of transporting products to customers, relates only to sales of chlorine and caustic soda, and not to sales of other products.
     Revenues decreased by $2.3 million, or approximately 2%, to $130.3 million for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. The decrease in revenues was primarily due to lower sales prices for chlorine and lower sales volumes of caustic soda and bleach, offset in part by higher sales volumes of chlorine. Sales of chlorine and caustic soda decreased by $1.0 million, due to a decrease of $2.6 million from lower prices, offset in part by an increase of $1.6 million from higher volumes. Revenues during the second quarter of 2007 were also impacted by $1.2 million of lower sales from our other products, mainly resulting from a decrease in sales volumes of bleach.
     The average ECU netback price, which relates only to sales of chlorine and caustic soda and is net of the cost of transporting our products to our customers, was $540 for the three months ended June 30, 2007, a decrease of 6% from the average netback of $577 during the three months ended June 30, 2006.
     Cost of Sales. Cost of sales increased by $5.4 million, or more than 5%, to $107.4 million for the three months ended June 30, 2007, as compared to the same period in 2006. In the 2007 period, our cost of sales included higher transportation costs of $4.6 million, a decrease in variable product costs of $0.4 million, and an increase in fixed costs of $1.2 million, as compared to the same period in 2006.

     The increase in transportation costs of $4.6 million included higher freight costs due to increased rates, increases for rail car rentals and the costs of our trucking operations conducted by our subsidiary, Pioneer Transportation.
     For the three months ended June 30, 2007, we produced approximately 171,084 ECUs, and we used approximately 25% of the chlorine and 10% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. During the second quarter of 2007, we purchased for resale 14,620 tons of caustic soda. For the three months ended June 30, 2006, we produced approximately 169,759 ECUs, and we used approximately 22% of the chlorine and 10% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. During the second quarter of 2006, we purchased for resale 11,942 tons of caustic soda.
     The decrease in variable product costs of $0.4 million included $1.1 million of lower costs from inventory movement and lower purchase for resale costs for our products of $0.5 million. These decreases were offset in part by increased production costs of $1.3 million which included higher salt and electricity costs, partially offset by lower steam cost at Becancour.
     The increase in fixed costs of $1.2 million primarily included higher costs of $1.0 million due to the timing of plant maintenance and turnaround projects, other maintenance costs of $0.4 million, utility cost of $0.2 million and higher employee related costs of $0.7 million. These increases were offset in part by the absence in the current period of brine sludge disposal costs at our Dalhousie site of $1.7 million recorded in the same period last year. We also recognized increased depreciation expense related to the St. Gabriel plant as a result of a revised estimated service life of certain depreciable assets at the plant in connection with the plant expansion project. This increase in depreciation expense of $0.9 million in the second quarter of 2007 was offset by a reduction of depreciation expense at our Dalhousie plant.
     Some other companies may include as a component of selling, general and administrative expenses certain costs that we recognize as cost of sales. As a result, our gross profits may not be comparable to that reported by such other companies.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.7 million, or approximately 8%, to $9.7 million for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. The increase includes $0.9 million of professional fees related to the pending merger with Olin. Some other companies may include as a component of selling, general and administrative expenses certain costs that we recognize as costs of sales. As a result, our gross profit may not be comparable to that reported by other companies.
     Gain (Loss) on Asset Dispositions and Other, Net. Gain (loss) on asset dispositions and other, net represented a loss of $0.6 million for the three months ended June 30, 2007, compared to a gain of $0.1 million in the same period in 2006. The 2007 period included a penalty of $0.2 million from the early termination of the Montreal office lease and $0.4 million of legal claims and other miscellaneous items.
     Interest Expense. Interest expense was $1.4 million for the three months ended June 30, 2007 compared to $2.6 million for the same period in 2006. The decrease in interest expense of $1.2 million was due to a lower interest rate on outstanding debt during the 2007 period.
     Interest Income. Interest income was $2.2 million for the three months ended June 30, 2007 compared to $0.5 million for the same period in 2006. The increase in interest income of approximately $1.7 million resulted from a higher average cash balance and higher yielding investments during the 2007 period.
     Other Expense, Net. Other expense, net of $5.7 million in the second quarter of 2007 included a loss on debt extinguishment of $1.9 million related to the early redemption of the remaining $75.0 million of 10% Senior Notes in April 2007. Also included was a currency exchange loss of $3.8 million, which resulted from a change in the rate at which Canadian dollar denominated amounts were converted into U.S. dollar balances (from $1.1546 at March 31, 2007, to $1.0654 at June 30, 2007). The 2006 second quarter period included a currency exchange loss of $2.3 million.
     Income Tax Expense. We had income tax expense of $2.7 million for the quarter ended June 30, 2007, compared to $2.1 million in the second quarter of 2006. Our U.S. operations and Canadian operations gave rise to $2.2 million income tax benefit and $4.9 million income tax expense, respectively. The three months ended June 30, 2006 included tax expense of $5.9 million expense and $3.8 million benefit, respectively, for our U.S. and Canadian operations.

Six Months Ended June 30, 2007, Compared to Six Months Ended June 30, 2006
     Revenues. Our revenues for the six months ended June 30, 2007 and 2006 were derived as follows (dollars in thousands, except ECU netback):

	Six Months Ended
	June 30,
	2007	2006
Chlorine and caustic soda	$191,375	$203,583
Other products	61,344	63,822

	$252,719	$267,405

Average ECU netback*	$531	$596

*	The average ECU netback, which is net of the cost of transporting products to customers, relates only to sales of chlorine and caustic soda, and not to sales of other products.
     Revenues decreased by $14.7 million, or approximately 5%, to $252.7 million for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. Sales of chlorine and caustic soda decreased by $12.2 million, with a decrease of $15.7 million from lower prices, offset by an increase of $3.5 million from higher volumes. Revenues during the first six months of 2007 were also impacted by $2.5 million of lower sales of our other products, mainly due to lower sales volumes of bleach.
     The average ECU netback price, which relates only to sales of chlorine and caustic soda and is net of the cost of transporting products to customers, was $531 for the six months ended June 30, 2007, a decrease of 11% from the average netback of $596 during the six months ended June 30, 2006.
     Cost of Sales. Cost of sales increased by $4.8 million, or more than 2%, to $206.5 million for the six months ended June 30, 2007 as compared to the same period in 2006. In the 2007 period, our cost of sales included higher transportation costs of $6.8 million, a decrease in variable product costs of $5.3 million, and an increase in fixed costs of $3.3 million as compared to the same period in 2006.
     The increase in transportation costs of $6.8 million includes higher freight costs due to increased rates, increases for rail car rentals and the costs of our trucking operations conducted by our subsidiary, Pioneer Transportation.
     For the six months ended June 30, 2007, we produced approximately 337,510 ECUs, and we used approximately 24% of the chlorine and 9% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. During the first six months of 2007, we purchased for resale 22,178 tons of caustic soda. For the six months ended June 30, 2006, we produced approximately 335,118 ECUs, and we used approximately 23% of the chlorine and 9% of the caustic soda to manufacture bleach and hydrochloric acid, as well as other downstream products. During the first six months of 2006, we purchased for resale 22,021 tons of caustic soda.
     The decrease in variable product costs of $5.3 million was due primarily to lower production costs of $3.5 million which was caused by lower steam cost at our Becancour plant and lower electricity costs, but offset by higher salt cost. The decrease was also due to lower purchase for resale costs of caustic soda and other products of $1.8 million.
     The increase in fixed costs of $3.3 million primarily included higher costs of $2.9 million due to the timing of plant maintenance and turnaround projects, other maintenance costs of $1.3 million, higher employee related costs of $1.3 million and higher depreciation expense of $0.4 million. These increases were offset in part by the absence in the 2007 period of brine sludge disposal costs at our Dalhousie site of $1.7 million recorded in the same period last year. The 2007 period also included lower utilities costs of $1.2 million, primarily at our Becancour, Quebec plant. We incurred lower steam costs at our Becancour plant during the first six months of 2007 due to a long-term contract signed in the third quarter of 2006 to purchase steam from a nearby cogeneration facility at a rate significantly lower than the cost incurred to produce steam internally. We also recognized increased depreciation expense related to the St. Gabriel plant as a result of a revised estimated service life of certain depreciable assets at the plant in connection with the plant expansion project. This increase in depreciation expense of $1.8 million in the first six months of 2007 was offset by a reduction of depreciation expense at our Dalhousie plant.
     Some other companies may include as a component of selling, general and administrative expenses certain costs that we recognize as cost of sales. As a result, our gross profits may not be comparable to that reported by such other companies.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.9 million, or approximately 11%, to $18.9 million for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006.

The increase primarily resulted from the change in the bad debt allowance of $0.5 million between the first half of 2007 and the first half of 2006, higher employee related costs of $0.4 million and higher consultant fees which included $0.9 million of fees related to the pending merger with Olin Corporation. Some other companies may include as a component of selling, general and administrative expenses certain costs that we recognize as costs of sales. As a result, our gross profit may not be comparable to that reported by other companies.
     Gain (Loss) on Asset Dispositions and Other, Net. Gain (loss) on asset dispositions and other, net represented a loss of $0.6 million for the six months ended June 30, 2007, compared to a gain of $0.4 million in the same period in 2007. The 2007 period primarily included a penalty of $0.2 million from the early termination of the Montreal office lease, legal claims of $0.8 million and other miscellaneous items and asset disposals of $0.3 million. Partially offsetting these costs was $0.4 million from the satisfaction of certain purchase price contingencies related to the 2005 chlorine supply agreement entered into in connection with the disposition of our Cornwall paraffin operations in 2005. The gain in 2006 period primarily included gain related to the satisfaction of certain purchase price contingencies related to the 2005 chlorine supply agreement entered into in connection with the disposition of our Cornwall paraffin operations in 2005.
     Interest Expense. Interest expense was $3.5 million for the six months ended June 30, 2007 compared to $5.3 million for the same period in 2006. The decrease in interest expense of $1.8 million was due to (i) a lower debt balance in the first quarter of 2007 and (ii) a lower interest rate on outstanding debt during the second quarter of 2007 as a result of the issuance of the 2.75% Convertible Notes in March 2007 and the subsequent redemption of the remaining $75.0 million principal balance of the 10% Senior Notes in April 2007.
     Interest Income. Interest income was $3.6 million for the six months ended June 30, 2007 compared to $0.7 million for the same period in 2006. The increase in interest income of $2.9 million resulted from a higher average cash balance and higher yielding investments during the 2007 period.
     Other Expense, Net. Other expense, net of $6.8 million in the first half of 2007 included a loss on debt extinguishment of $2.5 million related to the early redemption of the remaining 10% Senior Notes in 2007. Also included was a currency exchange loss of $4.3 million, which resulted from a change in the rate at which Canadian dollar denominated amounts were converted into U.S. dollar balances (from $1.1654 at December 31, 2006, to $1.0654 at June 30, 2007). The 2006 six month period included a currency exchange loss of $2.1 million.
     Income Tax Expense. We had income tax expense of $7.7 million for the six months ended June 30, 2007, compared to $8.8 million in the first half of 2006. Our Canadian operations and U.S. operations resulted in a $8.0 million income tax expense and a $0.3 million income tax benefit, respectively. The six months ended June 30, 2006 included income tax expense of $2.6 million and $6.2 million, respectively, for our Canadian and U.S. operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The nature of our market risk disclosures set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2006, changed during the six months ended June 30, 2007. As of December 31, 2006, we had $100.0 million of outstanding debt represented by our 10% Senior Notes, which were scheduled to mature in December 2008 and had a fixed interest rate of 10%. During the first quarter of 2007, we redeemed $25.0 million of our 10% Senior Notes and issued $120.0 million of Convertible Notes with a fixed interest rate of 2.75%. In April 2007, we redeemed the remaining $75.0 million of principal balance of the 10% Senior Notes. After such redemption, we have $120.0 million of long-term debt represented by the Convertible Notes, which have a fixed interest rate of 2.75%. See Note 4 to our consolidated financial statements.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the three months ended June 30, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     In January 2005, the LDEQ issued a violation notice to Pioneer as a result of this mercury vapor emissions release. In December 2005, the LDEQ issued a penalty assessment of $402,742 with respect to the violation. Given the facts and circumstances, Pioneer does not believe that this penalty assessment is appropriate, and has initiated an administrative appeal to contest it. In correspondence dated June 18, 2007, Pioneer requested that the LDEQ reconsider the penalty assessment based on several factors. The LDEQ is currently reviewing that request.
     In October 2005, Pioneer was named as a defendant in Claude Frazier, et al. v. Pioneer Americas, LLC and State of Louisiana through the Department of Environmental Quality, which was filed as a proposed class action in state court in Louisiana. The 18 named plaintiffs claim that they and a proposed class of approximately 500 people who live or work near the St. Gabriel facility were exposed to mercury released from the facility for a two and one-half month period as a result of the 2004 mercury vapor emissions release described above. The plaintiffs request compensatory damages for numerous medical conditions that are alleged to have occurred or are likely to occur as a result of the alleged mercury exposure. This lawsuit was removed to the United States District Court in the Middle District of Louisiana. The plaintiffs appealed this removal, but the Fifth Circuit Court of Appeals denied the appeal and the lawsuit will proceed in the United States District Court. This lawsuit is in the preliminary stages, the plaintiffs’ claimed damages have not been quantified and the outcome of this matter cannot be predicted. Pioneer believes, however, that it has good defenses and intends to vigorously defend against the claims asserted in this lawsuit.
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

     Stockholder Derivative Lawsuit regarding Merger with Olin. In June 2007, Pioneer, its board of directors and Olin Corporation (“Olin”) were named as defendants in a lawsuit filed in the District Court of Harris County, Texas, 129th Judicial District. The case is captioned Richard Denton, Derivatively on Behalf of Pioneer Companies, Inc. v. Michael Y. McGovern, Robert E. Allen, Marvin E. Lesser, Charles L. Mears, David A. Scholes. Richard L. Urbanowski and Olin Corporation, Defendants, and Pioneer Companies, Inc., Nominal Defendant, Cause No. 2007-32730. This is a stockholder derivative action brought by a Pioneer stockholder on behalf of Pioneer against members of the Pioneer’s board of directors for alleged breaches of fiduciary duty and/or other violations of state law arising out of the proposed merger with Olin. See Note 1 to our consolidated financial statements regarding the pending merger with Olin. The petition alleges that in entering into the proposed transaction with Olin, the defendants have breached their fiduciary duties of loyalty, due care, independence, candor, good faith and fair dealing, and/or have aided and abetted such breaches. The plaintiff seeks, among other things, to enjoin the merger with Olin and attorney’s fees. An unfavorable outcome in this lawsuit could prevent or delay the consummation of the merger, result in substantial costs to Pioneer, or both. It is also possible that other, similar derivative or other lawsuits may yet be filed and Pioneer cannot estimate any possible loss from this or future litigation at this time. Pioneer believes the lawsuit is without merit and intends to defend it vigorously.
ITEM 1A. RISK FACTORS
     Set forth below are additions to the risk factors previously disclosed by Pioneer in Item 1A of its Annual Report on Form 10-K/A for the year ended December 31, 2006.
Failure to complete the merger with Olin Corporation could materially and adversely affect our results of operations and our stock price.
     On May 20, 2007, we entered into an agreement and plan of merger with Olin Corporation and Princeton Merger Corp., a wholly owned subsidiary of Olin (“Merger Sub”) pursuant to which Merger Sub will be merged with and into Pioneer with Pioneer continuing as the surviving corporation. Consummation of the merger is subject to certain conditions, including approval by our stockholders, the absence of any legal impediments to the merger, and a limited number of other closing conditions. We cannot assure you that these conditions will be met or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the merger as currently contemplated under the merger agreement or at all. If the merger is not consummated:
•	the market price of our common stock may decline to the extent that the current market price includes a market assumption that the merger will be completed;

•	we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the merger;

•	the deterioration of our business in the interim period may be significant and we may find it difficult to continue as a stand-alone entity;

•	we may experience a negative reaction to the termination of the merger from our customers, employees and suppliers which may adversely impact future operating results; and

•	under some circumstances, we may have to pay a termination fee to Olin in the amount of approximately $15.6 million.
     The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and our stock price. In addition, if the merger agreement is terminated and our board of directors seeks another merger or business combination, we may not be able to find a party willing to pay a price equivalent to or more than the price Olin has agreed to pay.
Obtaining required approvals and satisfying closing conditions or other developments may delay or prevent completion of the merger.
     Completion of the merger is conditioned on Olin and us obtaining required approvals and satisfying closing conditions, including:
•	approval by our stockholders of the merger agreement; and

•	the absence of any law or order prohibiting the completion of the merger.
     As described under Item 1 – Legal Proceedings, a stockholder has filed a stockholder derivative action on behalf of the Company against members of our board of directors for alleged breaches of fiduciary duty and/or other violations of state law arising out of the proposed merger with Olin. The plaintiff seeks, among other things, to enjoin the merger with Olin and attorney’s fees. An unfavorable outcome in this lawsuit could prevent or delay the consummation of the merger result in substantial costs to us, or both.

In addition, no assurance can be given that the required conditions to closing will be satisfied. Any significant delay in satisfying closing conditions or other developments relating to the merger, may result in continued uncertainty for our customers, suppliers, distributors and partners, could cause continued distraction to our management and employees, or could otherwise increase the risk of the merger not occurring.
Diversion of management attention to the merger and employee uncertainty regarding the merger could adversely affect our business, financial condition and operating results.
     The merger will require a significant amount of time and attention from our management, with transition planning for the merger expected to place a significant burden on our management and our internal resources until the merger is completed. The diversion of management attention away from normal operational matters and any difficulties encountered in the transition process could harm our business, financial condition and operating results. In addition, as a result of the merger, current and prospective Pioneer employees could experience uncertainty about their future roles within Pioneer or Olin. Even though we have implemented a retention strategy program, this uncertainty may adversely affect our ability to retain or recruit key management, sales, marketing and technical personnel. Any failure to retain key personnel could have an adverse effect on us prior to the consummation of the merger.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our stockholders voted on the following matters at the annual meeting of stockholders held on May 17, 2007:
     (a) The following were elected to serve as directors until the annual meeting of stockholders in 2008 and received the number of votes set opposite their respective names:

Name	For	Withheld
Robert E. Allen	9,944,336	120,987
Marvin E. Lesser	9,945,336	119,987
Michael Y. McGovern	9,914,377	150,946
Charles L. Mears	9,944,336	120,987
David A. Scholes	9,851,539	231,884
Richard L. Urbanowski	9,752,049	313,274
     (b) Ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm received 9,659,466 votes FOR and 376,475 votes AGAINST, with 29,382 abstentions.
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
     Various statements this report contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements, and we caution against any undue reliance on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	general economic, business and market conditions, including economic instability or a downturn in the markets served by us;

•	the cyclical nature of our product markets and operating results;

•	competitive pressures affecting selling prices and volumes;

•	the supply/demand balance for our products, including the impact of excess industry capacity or the construction of new industry capacity;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of production hazards or an interruption in the supply of electricity, salt or other raw materials;

•	failure to comply with financial covenants contained in our debt instruments;

•	inability to make scheduled payments on or refinance our indebtedness;

•	loss of key customers or suppliers;

•	increased prices for raw materials, including electricity;

•	disruption of transportation or higher than expected transportation or logistics costs;

•	the occurrence of accidents in the manufacturing, handling, storage or transportation of chlorine, including chemical spills or releases at our facilities or railcar accidents that result in a chlorine release;

•	environmental costs and other expenditures in excess of those projected;

•	increased costs for litigation and other claims;

•	changes in laws and regulations inside or outside the United States;

•	uncertainty with respect to interest rates and fluctuations in currency exchange rates;

•	the occurrence of extraordinary events, such as Hurricanes Katrina and Rita, the attacks on the World Trade Center and the Pentagon that occurred on September 11, 2001, or the war in Iraq;

•	increases in costs or delays in the completion of the St. Gabriel project;

•	our Convertible Notes could make an acquisition of the Company more expensive for a potential acquiror or could cause the dilution of the ownership interest of existing stockholders; and

•	our ability to close the merger with Olin Corporation on a timely basis, or at all, whether due to a failure or delay in obtaining Pioneer stock approval or because of the effect of a pending stockholder derivative lawsuit relating to the merger.
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

ITEM 6. EXHIBITS

2.1†	Agreement and Plan of Merger by and among Olin Corporation, Princeton Merger Corp. and Pioneer Companies, Inc., dated as of May 20, 2007 (incorporated by reference to Exhibit 2.1 to Pioneer’s Current Report on Form 8-K filed on May 22, 2007, File No. 1-09859).

4.1	Eleventh Amendment to Loan and Security Agreement dated June 7, 2007, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC.

31.1	Certification of Michael Y. McGovern required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Gary L. Pittman required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Michael Y. McGovern required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Gary L. Pittman required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

99.1†	Items incorporated by reference from the Pioneer Companies, Inc. Form 10-K/A for the year ended December 31, 2006: Item 1A. Risk Factors.

†	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER COMPANIES, INC.
Date: August 9, 2007	By:	/s/ Gary L. Pittman
Gary L. Pittman
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

2.1†	Agreement and Plan of Merger by and among Olin Corporation, Princeton Merger Corp. and Pioneer Companies, Inc., dated as of May 20, 2007 (incorporated by reference to Exhibit 2.1 to Pioneer’s Current Report on Form 8-K filed on May 22, 2007, File No. 1-09859).

4.1	Eleventh Amendment to Loan and Security Agreement dated June 7, 2007, between and among the lenders identified on the signature pages thereof, Foothill Capital Corporation, PCI Chemicals Canada Company and Pioneer Americas LLC.

31.1	Certification of Michael Y. McGovern required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Gary L. Pittman required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Michael Y. McGovern required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Gary L. Pittman required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

99.1†	Items incorporated by reference from the Pioneer Companies, Inc. Form 10-K/A for the year ended December 31, 2006: Item 1A. Risk Factors.

†	Indicates exhibit previously filed with the Securities and Exchange Commission as indicated and incorporated herein by reference.